Form 10QSB
period 1996-03-31
NORTHERN CALIFORNIA BANCORP INC
filed 1996-05-14
CIK 1006820

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549
                                  FORM 10-QSB


X    Quarterly report under Section 13 or 15(d) of the Securities
- - ---  Exchange Act of 1934 for the quarterly period ended March 31, 1996

- - --- Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the period from ____________ to _____________

                         Commission File Number 0-27666

                      NORTHERN CALIFORNIA BANCORP, INC.
                (Name of Small Business Issuer in its Charter)

                   Incorporated in the State of California
                IRS Employer Identification Number 77-0421107
               Address:  601 Munras Avenue, Monterey, CA  93940
                           Telephone: (408) 649-4600



     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X       No
             ---         ----

     As of May 8, 1996, the Corporation had 879,465 shares of common stock outstanding.

                       NORTHERN CALIFORNIA BANCORP, INC.
                                AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                                                        MARCH 31     DECEMBER 31
                                                          1996          1995
                                                         --------    -----------
ASSETS:
Cash and Cash Equivalents                             2,457,000    10,328,900
Time deposits with financial institutions                99,000        99,000
Investment Securities, available for sale (Note 1)            0       623,500
Investment Securities, held to maturity (Note 1)        486,000       436,700
Federal Funds Sold                                    9,000,000             0
Loans Held for Sale                                     801,400       790,400
Gross Loans (Note 2)                                 21,822,500    21,730,800
Allowance for Possible Loan Losses (Note 3)            (226,200)     (224,800)
Deferred Origination Fees                               (27,800)      (26,900)
                                                     ----------    ----------
  Net Loans                                          21,568,500    21,479,100
Bank Premises and Equipment, Net                      1,669,400     1,696,100
Interest Receivable and Other Assets                  1,205,100     1,244,100
                                                     ----------    ----------
      Total Assets                                   37,286,400    36,697,800
                                                     ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Total Deposits (Note 4)                              32,043,600    31,187,600
Interest Payable and Other Liabilities                2,437,400     2,734,400
                                                     ----------    ----------
      Total Liabilities                              34,481,000    33,922,000
                                                     ----------    ----------
Shareholders' Equity:

Common Stock - No Par Value
   Authorized: 2,500,000 in 1995 and 1994
   Outstanding: 879,465 in 1995 and 1994              2,779,600     2,779,600
Retained Earnings                                        25,800         1,900
Unrealized Gain (Loss) Available
 for Sale Securities                                          0        (5,700)
                                                     ----------    ----------
      Total Shareholders' Equity                      2,805,400     2,775,800
                                                     ----------    ----------
      Total Liabilities & Shareholders' Equity       37,286,400    36,697,800
                                                     ==========    ==========

                       NORTHERN CALIFORNIA BANCORP, INC.
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       MARCH 31
                                               -------------------------
                                                  1996            1995
                                               --------        ---------
INTEREST INCOME:
     Interest and Fees on Loans                 613,200         627,700

     Interest on Time Deposits with
       Financial Institutions                     1,900           5,400
     Interest on Investment Securities            6,900           9,100

     Interest on Gov't Guar SBA Loan Pools         (400)         15,300
     Interest on Federal Funds                   92,900          43,200
                                                -------         -------
       Total Interest Income                    714,500         700,700
                                                -------         -------
   INTEREST EXPENSE:
     Interest on Interest-Bearing
       Transaction Accounts                      26,300          25,400
     Interest on Savings Accounts                18,000          21,500
     Interest on Time Deposits                  261,500         172,800
     Interest on Other Borrowed Funds            22,800          22,900
                                                -------         -------
       Total Interest Expense                   328,600         242,600
                                                -------         -------
       Net Interest Income                      385,900         458,100
   PROVISION FOR LOAN LOSSES                          0          10,000
                                                -------         -------
       Net Interest Income After

         Provision for Possible Loan Losses     385,900         448,100
                                                -------         -------
   NONINTEREST INCOME:

     Service Charges on Deposit Accounts         77,700         108,400
     SBA Loan Sales & Servicing Income           67,900          65,900
     Other Operating Income                      75,100          56,600
                                                -------         -------
       Total Noninterest Income                 220,700         230,900
                                                -------         -------
   NONINTEREST EXPENSE:
     Salaries and Employee Benefits             292,100         277,000
     Occupancy and Equipment Expense             63,100          53,100
     Professional Fees                           21,000          28,800

     Data Processing                             34,400          36,700
     FDIC & State Assessments                     2,900          20,300
     Other Operating Expenses                   166,900         161,400
                                                -------         -------
       Total Noninterest Expense                580,400         577,300
                                                -------         -------
       NET INCOME (LOSS)                         26,200         101,700
                                                =======         =======
   INCOME (LOSS) PER COMMON SHARE                  0.03            0.10
                                                =======         =======

                       NORTHERN CALIFORNIA BANCORP, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                            1996         1995
                                                         ----------    --------
   NET INCOME                                                26,200     101,700
   Adjustments to net income:
     Depreciation and amortization expense                   30,100      22,900
     Amortization/Accretion on investments                   54,600        (700)
     Gain on sale of other real estate                            0           0
     (Gain) loss on sale of securities                       (5,700)      1,100
     Provision for possible loan losses                           0      10,000
     Increase in deferred servicing premium                       0           0
     Amortization of deferred servicing premium               6,100       6,200
     Increase in deferred income                                  0           0
     Amortization of deferred income                         (1,100)     (1,200)
     Increase (decrease) in accrued expenses               (226,000)   (140,500)
     (Increase) decrease in prepaid expenses                230,200      52,000
     Increase (decrease) in interest payable                (69,900)    (11,100)
     (Increase) decrease in interest receivable              22,900      (9,400)
     (Increase) decrease in loans held for sale             (11,000)   (338,100)
                                                           --------    --------
     Total adjustments to net income                         30,200    (408,800)
                                                           ========   =========
   Net cash provided (used) by operations                    56,400    (307,100)

   CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturity of due from time                      0           0
     Proceeds from maturity of investments                        0           0
     Proceeds from sale of investments                      497,100     209,200
     Principal payments on investments                       78,600      36,000
     Purchase of securities                                 (46,600)     (6,200)
     Unrealized gain (loss) available for
      sale securities                                         5,700      (7,600)
     Net (increase) decrease in loans                      (315,600)    275,000
     Proceeds from sale of equipment                         12,300           0
     Capital expenditures                                   (15,600)   (186,000)
                                                           --------    --------
   Net cash provided (used) in investing activities         215,900     320,400
                                                         ==========   =========
   CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposit accounts            855,900   1,563,700
   Net cash provided (used) by financing activities         855,900   1,563,700
                                                         ==========   =========
   Net increase (decrease) in cash & cash equivalents     1,128,200   1,577,000
   Cash & cash equivalents - beginning of period         10,328,900   5,545,100
                                                         ==========   =========
   Cash & cash equivalents - end of period               11,457,100   7,122,100

NOTES TO FINANCIAL STATEMENTS

                                                 MARCH 31      DECEMBER 31
                                                   1996           1995
                                                 --------      -----------
(NOTE 1) INVESTMENT SECURITIES:
  Available for sale:
    SBA Guaranteed Loan Pool Certificates               0          623,500
                                               ==========       ==========
  Held to maturity:
    US Treasury Securities                        198,600          195,900

    Other Securities                              287,400          240,800
                                               ----------       ----------
                                                  486,000          436,700
                                               ==========       ==========
  (NOTE 2) GROSS LOANS:
    Commercial and Industrial                   9,236,900        9,268,800
    Real Estate - Construction                          0                0
    Real Estate - Mortgage                     11,556,900       11,246,100

    Installment                                   705,500          887,800
    Government Guaranteed Loans Purchased         323,200          328,100
                                               ----------       ----------
    Gross Loans                                21,822,500       21,730,800


  (NOTE 3) ALLOWANCE FOR POSSIBLE LOAN LOSSES:
    Balance at Beginning of Period                224,800          244,900
    Recoveries                                      1,400           19,500

    Provision for Possible Loan Losses                  0          120,000
    Loans Charged Off                                   0         (159,600)
                                               ----------       ----------
    Balance at End of Period                      226,200          224,800

  (NOTE 4) DEPOSITS:
    Demand                                       5,642,000        5,509,100
    Interest-Bearing Transaction                 6,497,400        6,766,100
    Savings                                      2,590,500        2,458,000
    Time Under $100,000                         11,778,100       10,735,900
    Time Equal to or Greater than $100,000       5,535,600        5,718,500
                                               -----------       ----------
                                                32,043,600       31,187,600


(NOTE 5) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Payments during the period ending:             3/31/96          3/31/95
                                               -----------       ----------
      Interest                                     328,600          219,700
      Income Taxes                                  10,900            7,300

(NOTE 6) GAAP/RAP DIFFERENCES:

These financial statements have been presented under generally accepted accounting principals (GAAP). In some cases, the FDIC's rules and/or regulations require a different treatment of the accounting for a specific issue. When this occurs, certain items on the Bank's financial statements will differ from the same items on the reports prepared under regulatory accounting principals (RAP). The following two items are GAAP/RAP differences that are being carried by the Bank:

- - -     When the guaranteed portion of an SBA loan is sold there is a provision in the sales agreement that in the very unlikely  situation that the loan pays off or goes into default during the first three months, the
      SBA or Bank agree to repurchase the loan and the seller agrees to return any premium paid on the loan. Under GAAP the sale is reported assuming the most likely scenario, which is that the loan will last more than three months. FDIC rules specify that any condition of sale should be considered as likely to happen, and therefore, the income from the sale cannot be reported under RAP until three months after the sale. This has the effect of deferring income under
      RAP. Depending upon timing circumstances, current earnings may be increased or decreased under RAP.


- - -     The Bank's investment in an SBA loan is allocated among the retained portion of the loan, excess servicing retained, and the sold portion of the loan, based on the relative fair market values of each portion at the time of loan origination, adjusted for payments and other activities. Excess Servicing fees for GAAP are reflected as an asset which is amortized over the assumed half life of the loan.
      FDIC examiners have determined that excess SBA servicing rights do not constitute an asset under RAP. Therefore, under RAP a servicing asset is not created at the time of the sale, and any GAAP amortization must be eliminated. The Bank has not recorded any excess servicing for GAAP purposes since 1991. As of March 31, 1996, the Bank has under GAAP taken $146,600 into income from excess servicing fees net of amortization. The amortization of these excess servicing fees will increase income under RAP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     The following discussion reviews and analyzes the operating results and financial condition of the Corporation, focusing on the Bank. It should be read in conjunction with the financial statements and the other financial data presented elsewhere herein. The Corporation has had no activities other than its organization.

     For the three months ended March 31, 1996 net income was $26,200, a decrease of $75,500 when compared to the same period in 1995. The decrease in earnings during this period was the result of a $62,200 decrease in net interest income after provision for loan losses and a $10,200 decrease in other operating income.

     Competitive pressures, declines in loan demand and repayment of outstanding loans have had an adverse impact on total interest income and net interest income in the first quarter of 1996. If this trend continues throughout 1996, the net income, if any, of the Corporation for 1996 will be significantly less than that of 1995.

     The following table sets forth certain selected financial ratios of the Corporation at, and for the three months ended, March 31, 1996 and 1995.

                                For the three months      For the three months
                                Ended March 31, 1996      Ended March 31, 1996
                                --------------------      --------------------
                                  (Dollars in thousands except per share data)
Summary of Operating Results:
  Total interest income                    715                      701
  Total interest expense                   329                      243
                                        ------                    -----
  Net interest income                      386                      458
  Provision for possible
     loan losses                             0                       10
                                        ------                    -----
  Net interest income after
     provision for loan loss               386                      448
  Total other income                       220                      231
  Total other expense                      569                      585
                                        ------                    -----
  Income (loss) before taxes                37                      109
  Provision for income tax                  11                        7
                                        ------                    -----
  Net income (loss)                         26                      102
  Per Common Share Data:
  Net income (1)                          0.03                     0.10
  Book value, end of period               3.19                     3.16
  Avg shares outstanding (2)           879,465                  879,465
  Balance Sheet Data:
  Total loans, net of
     unearned income (3)                22,596                   24,229
  Total assets                          37,248                   35,292
  Total deposits                        32,044                   30,345
  Stockholders' equity                   2,807                    2,269

                                   For the three months    For the three months
                                   Ended March 31, 1996    Ended March 31, 1995
                                   --------------------    --------------------
  Selected Financial Ratios (4):
  Return on average assets(5)                0.29%                 1.23%
  Return on average
     stockholders' equity(5)                 3.72%                14.35%
  Net interest spread                        4.42%                 5.91%

  Net interest margin                       4.948%                 5.86%

  Avg shareholders' equity
     to average assets                       7.67%                 8.24%

  Risked-Based capital ratios:
     Tier 1                                 11.95%                11.51%
     Total                                  12.91%                12.61%

  Total loans to total deposits
     at end of period                       70.52%                79.85%
  Allowance to total loans
     at end of period                        1.00%                 1.06%

  Nonperforming loans to total
     loans at end of period                  1.21%                 0.83%

  Net charge-offs to
     average loans                           0.00%                 0.00%


(1) Earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include employee stock options. The weighted average number of shares used for this computation was 1,023,723 and 1,046,965 for March 31, 1996 and 1995, respectively.

(2)  Weighted average common shares.

(3)  Includes loans being held for sale.

(4)  Averages are of daily balances.

(5)  March 31, 1996 calculated on an annualized basis.

NET INTEREST INCOME

     Net interest income, the difference between (a) interest and fees earned on interest-earning assets and (b) interest paid on interest-bearing liabilities, is the most significant component of the Bank's earnings. Changes in net interest income from period to period result from increases or decreases in the average balances of interest-earning assets portfolio, the availability of particular sources of funds and changes in prevailing interest rates.

     Net interest income for the three month period ended March 31, 1996 was $385,900 compared to $458,100 for the same period in 1995. The decrease of $72,200 resulted from total interest expense increasing $86,000, while total interest income increased $13,800. Average interest earning assets increased $2,436,000 (8.45%), while the average rate earned decreased 54 basis points. The decrease in the average interest rate earned was due to a increased investment in instruments other than loans, which bear lower yields than loans. Average interest bearing liabilities increased $2,744,000 (10.69%), while the average rate paid increased 87 basis points, reflecting increases in certificate of deposit rates.

     The following table shows the components of the Bank's net interest income, setting forth, for each the three months ended March 31, 1995 and 1996, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v)the net interest yield on average interest-earning assets (i. e., net interest income divided by average interest-earning assets). Yields are not computed on a tax-equivalent basis. Nonaccrual loans and overdrafts are included in average loan balances. Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:


                                        The Three Months                          The Twelve Months
                                         Ended March 31,                          Ended December 31,
                         ---------------------------------------------------    -------------------------
                                   1996                       1995                       1995
                         --------------------------     --------------------    -------------------------
                                    Int        Avg             Int      Avg               Int      Avg
                           Avg      Earn        %       Avg    Earn      %        Avg     Earn      %
                           Bal      Paid      Rate      Bal    Paid     Rate      Bal     Paid     Rate
                         ------   -------    ------    -----  -------  ------   ------  -------   -------
                                                (Dollars in thousands)

Interest Earning Assets:
Int-bearing deposits
    at other banks           99       2        7.77      297       5     6.73      240       24     10.00
Invest securities (1)       999       7        2.62    1,406      24     6.83    1,189       76      6.39
Federal funds sold        7,530      93        4.94    3,110      43     5.53    5,094      279      5.48
                         ------     ---                -----     ---            ------   ------
Total investments         8,628     101        4.68    4,813      72     5.98    6,523      379      5.81

Loans
  Real estate            11,504     309       10.74    14,023     361   10.30    12,661   1,371     10.83
  Installment               726      23       12.67     1,086      28   10.31       994     112     11.27
  Commercial             10,406     282       10.84     8,894     238   10.70    10,008   1,090     10.89
                         ------     ---                ------     ---            ------   -----     -----
Total loans              22,636     613       10.85    24,003     627   10.45    23,663   2,573     10.87
Total Interest
    earning assets       31,264     714        9.15    28,816     699    9.70    30,186   2,952      9.78
                         ======     ===                ======     ===            ======   =====     =====

  Interest Bearing Liabilities:

  Int-bearing demand      4,448      18        1.35     4,412      14    1.27     4,538      61      1.34
  Money market savings    1,954      11        2.25     2,041      12    2.35     1,864      42      2.25
  Savings deposits        2,478      18        2.91     3,070      21    2.74     2,812      81      2.88
  Time deposits > $100M   5,521      85        6.16     4,723      59    5.00     5,019     302      6.02
  Time deposits < $100M  11,433     176        6.16     9,412     114    4.84     9,814     605      6.16
  Other Borrowing         2,000      23        4.60     2,000      23    4.60     2,000      92      4.60
                         ------     ---                ------     ---            ------   -----      ----
  Total interest
    bearing liabilities  27,834     331        4.73    25,658     243    3.79    26,047   1,183      4.54
                         ======     ===                ======     ===            ======   =====      ====
  Net interest income               386                           456                     1,769
  Net interest spread                          4.42                      5.91                        5.24
  Net yield on interest
    earning assets                             4.94                      6.33                        5.86


(1) Yield in 1996 negatively impacted by $9,800 write off of premium due to the early payoff of an SBA Guaranteed Pool.


                                         Three Months                   Twelve Months
                                        Ended March 31,               Ended December 31,
                                         1996 vs 1995                    1995 vs 1994
                                      Increase(Decrease)              Increase(Decrease)
                                        Due to changes                 Due to Changes
                                  -------------------------       ------------------------
                                   Avg        Avg                  Avg       Avg
                                  Volume     Rate     Total       Volume    Rate     Total
                                 -------     -----    -----       ------    -----    -----
                                              (Dollars in thousands)
Interest Earning Assets:

   Int-bearing deposits
     at other banks                  (3)        0        (3)         (6)       7         1
   Invest securities                 (7)       (4)      (11)        (21)      16        (5)
   Federal funds sold                61       (11)       50          89       57       146
                                 -------     -----    -----       ------    -----    -----
   Total investments                 57       (28)       29          74       68       142

   Loans
     Real estate                    (65)       13       (52)       (232)      14      (218)
     Installment                     (9)        4        (5)        (13)       9        (4)

     Commercial                      40         2        42         121      177       298
                                 -------     -----    -----       ------    -----    -----
     Total loans                    (36)       21       (15)        (98)     174        76

       Total Interest Earning
        Assets                       59       (45)       14          55      163       218
                                 =======     =====    =====       ======    =====    =====
Interest Bearing Deposits:

   Int-bearing demand                 0         1         1          (6)       4        (2)

   Money market savings              (1)       (0)       (1)         (8)      (1)       (9)
   Savings deposits                  (4)        1        (3)          3       13        16
   Time deposits > $100M             10        16        26          30        5       125
   Time deposits < $100M             24        38        62          51       91       142

   Other Borrowing                    0         0         0         (25)       3       (22)
                                 -------     -----    -----       ------    -----    -----
       Total interest
        bearing deposits             21        65        86          17      233       250
                                 =======     =====    =====       ======    =====    =====
   Net change in net interest        39      (111)      (72)         38      (70)      (32)

                                              12

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses is an expense charged against operating income and added to the allowance for loan losses. The allowance for loan losses represents amounts which have been set aside for the specific purpose of absorbing losses which may occur in the Bank's loan portfolio.

     The allowance for loan losses reflects management's ongoing evaluation of the risks inherent in the loan portfolio, both generally and with respect to specific loans, the state of the economy, and the level of net loan losses experienced in the past. Management and the Board of Directors review the results of the State Banking Department and FDIC examinations, independent accountants' observations, and the Bank's internal review as additional indicators to determine if the amount in the allowance for loan losses is adequate to protect against estimated future losses. It is the Bank's current practice, which could change in accordance with the factors mentioned above, to maintain an allowance which is at least equal to the sum of the following percentage of loan balances by loan category.

                    Loan Category                             Reserve %

              Classified Loans:
                Loans classified loss                           100.00%
                Loans classified doubtful                        50.00%
                Loans classified substandard
                   Real Estate Secured                            5.00%
                   Non Real Estate Secured                       20.00%

              Unclassified Loans:
                Real Estate - Loan to value 80% or less           0.10%
                Real Estate - Loan to value over 80%              0.50%
                Loans to Individuals                              1.50%
                Commercial                                        1.50%
                SBA Loans - Unguaranteed portion                  2.00%
                SBA Loans - Guaranteed portion                    0.00%
                Cash Secured Loans                                0.00%

     Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance. Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At March 31, 1996 and 1995 the Bank's allowance stood at 1.00 percent and 1.06 percent of gross loans, respectively. No provisions were made to the allowance during the three months ended March 31, 1996, compared to a provision of $10,000 in the same period in 1995. No loans were charged off during the three months ended March 31, 1996 or 1995. Recoveries for the same periods were $1,400 and $1,900, respectively.

     The Bank's non performing (delinquent 90 days or more and nonaccrual) loans as a percentage of total loans was 1.21% at March 31, 1996 compared with .14 percent and .84 percent as of the end of 1995 and 1994,
respectively.   The significant increase in the ratio from December 31, 1995 to March 31, 1996 was primarily due to one past due loan, which has subsequently been paid current.

     Based upon statistics released by Federal and state banking authorities regarding banks of similar size or otherwise located in California, Management believes that the Bank's ratios of delinquent and non performing loans to total loans are far better than average. Prudent collection efforts, and tighter lending controls, are responsible for the Bank's strong performance on these measures of credit quality. However, no assurance can be given that the Bank's loan portfolio will continue to measure well against its peers on these ratios and quality measures, or that losses will not otherwise occur in the future.

NON-INTEREST INCOME

     Total non-interest income for the three months ended March 31, 1996 was $220,700, compared with $230,900 for the same period in 1995. The decrease of $10,200 was the result of a $30,700 decrease in service charges on deposit accounts; largely due to closing accounts that paid fees for high volumes of non-sufficient funds checks, while income from other service charges, commissions and fees increased $18,500. Merchant credit card processing accounted for $17,300 of the increase in other service charges, commissions and fees.

     The sale of Small Business Administration (SBA) guaranteed loans is a significant contributor to the Bank's income. SBA guaranteed loans yield up to 3 3/4% over the New York prime rate, and the guaranteed portions can be sold at premiums which vary with market conditions. SBA loans are guaranteed by the full faith of the United States Government from 75 to 80 percent of the principal amount. The guaranteed portion has risks comparable for an investor to a U. S. Government security and can usually be sold in the secondary financial market, either at a premium or at a yield which allows the Bank to maintain a significant spread for itself.

     There can be no assurance that the gains on sale will continue at, or above, the levels realized in the past three years. In addition, increasing competition among lenders for qualified SBA borrowers makes it difficult for the Bank to continually expand its program in this area, and may limit the level of premium that can be earned with regard thereto. Furthermore, the SBA recently began requiring lenders to share a portion of premiums in excess of 10% earned on the sale of the guaranteed portions, and to pay 50 basis points on the outstanding quaranteed balance. Management cannot predict the impact these changes will not have a significant impact on SBA income.

NON-INTEREST EXPENSE

     Salary and benefits expense for the three months ended March 31, 1996 increased $15,100 compared with the same period in 1995. These increases were primarily due to employee merit pay increases and an addition to staff resulting from the opening of a Loan Production Office.

     Total occupancy and equipment expense for the three months ended March 31, 1996 was $63,100 compared to $53,100 for the same period in 1995. The increase of $10,000 was due to the loss of the benefit ($5,400) of the sub-lease of a portion of 665 Munras Avenue facility and an increase of $4,600 in furniture and equipment depreciation expense.

     For the three months ended March 31, 1996 professional fees were $7,800 less than the same period in 1995.

     Other expenses for the three months ended March 31, 1996 totaled $169,800 compared with $181,700 for the same period in 1995. Significant changes occurred in the following categories with decreases in FDIC and State Assessments ($17,400), director fees ($3,500), miscellaneous expense ($20,000) and stockholder expense ($3,100); increases in business development ($3,600), collection expense ($6,300), entertainment and meals ($4,700), insurance ($3,500), loan expense ($2,800), stationary and supplies ($9,000) and income taxes ($3,600).

LOANS

     Loans represented 72.45% of average earning assets, and 62.31% of average total assets for the three months ended March 31, 1996, compared with 83.30% and 71.60%, respectively during 1995. For the three months ended March, 1996, average loans decreased 5.53% from $24,015,000 for the same period in 1995 to $22,688,000. Average real estate loans decreased $2,519,000 (17.96%), installment loans decreased $350,000 (31.02%); while average commercial loans increased $1,542,000 (17.40).

     The Bank's commercial and industrial loans are generally made for the purpose of providing working capital, financing the purchase of equipment or inventory, and other business purposes. Such loans generally have maturities ranging from one year to several years. Short-term business loans are generally intended to finance current transactions and typically provide for monthly interest payments with principal being payable at maturity or at 90-day intervals. Term loans (usually for a term of two to five years) normally provide for monthly installments of principal and interest. The Bank from time to time utilizes accounts receivable and inventory as security for loans.

     The Bank is the recognized leader for Small Business Administration lending in Monterey County, and holds SBA's coveted Preferred Lender Status. Generally, SBA loans are guaranteed by the SBA for 75 to 80 percent of their principal amount, which can be retained in portfolio or sold to investors. Such loans are made at floating interest rates, but generally for longer terms (up to 25 years) than are available on a conventional basis to small businesses. The unguaranteed portion of the loans, although generally supported by collateral, is considered to be more risky than conventional commercial loans because they may be based upon credit standards the Bank would not otherwise apply, such as lower cash flow coverage, or longer repayment terms.

     The Bank's real estate loan portfolio consists both of real estate construction loans and real estate mortgage loans. The Bank has initiated a program to generate more commercial and industrial real estate loans, which generally yield higher returns than normal commercial loans. The Bank has also developed a broker program for generating residential real estate loans. The Bank does not make real estate development loans. Real estate construction loans are made for a much shorter term, and often at higher interest rates, than conventional single family residential real estate loans. The cost of administering such loans is often higher than for other real estate loans, as principal is drawn on periodically as construction progresses.

     The Bank also makes real estate loans secured by a first deed of trust on single family residential properties and commercial and industrial real estate. California commercial banks are permitted, depending on the type and maturity of the loan, to lend up to 90 percent of the fair market value of real property (or more if the loan is insured either by private mortgage insurers or governmental agencies). In certain instances, the appraised value may exceed the actual amount which could be realized on foreclosure, or declines in market value subsequent to making the loan can impair the Bank's security.

     Consumer loans are made for the purpose of financing the purchase of various types of consumer goods, home improvement loans, auto loans and other personal loans. Consumer installment loans generally provide for monthly payments of principal and interest, at a fixed rate. Most of the Bank's consumer installment loans are generally secured by the personal property being purchased. The Bank generally makes consumer loans to those customers with a prior banking relationship with the Bank.

NONPERFORMING AND NONACCRUAL LOANS

     The Bank's present policy is to cease accruing interest on loans which are past due as to principal or interest 90 days or more, except for loans which are well secured or when collection of interest and principal is deemed likely. When a loan is placed on nonaccrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of, and interest on, the loan appears to be available.

     The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on nonaccrual status (referred to collectively as "nonperforming loans"):


                                                          Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                          1996            1995
                                                        --------         ------
                                                        (Dollars in thousands)
  Accruing,
  PAST DUE 90 DAYS OR MORE:
    Commercial                                             199              0
    Installment                                              0              0
    Other                                                    0              0
                                                         -----          -----
  Total accruing                                           199              0
  NONACCRUAL LOANS:

    Commercial                                              75            169
    Installment                                              0             32
    Other                                                    0              0
                                                         -----          -----
      Total nonaccrual                                      75            201

      Total nonperforming                                  274            201

  Total loans end of period                             22,624         24,229


  Ratio of nonperforming loans
      to total loans at end of period                     1.21%          0.83%


     The ratio of nonperforming loans at March 31, 1996 was significantly impacted by one loan on which all of past due principal and interest has been paid. Nonperforming loans decreased significantly in recent years. These decreases are the result of a strengthening of underwriting criteria, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel). The Bank does not have any foreign loans or loans for highly leveraged transactions.

SUMMARY OF LOAN LOSS EXPERIENCE

                                        Three Months Ended   Three Months Ended
                                             March 31,            March 31,
                                               1996                 1995
                                        -------------------   -----------------
                                                  (Dollars in thousands)
  Average loans outstanding                       22,688            24,015
  Allowance, beginning of period                     225               245
  Loans charged off during period:
    Commercial                                         0                 0
    Installment                                        0                 0
    Real Estate                                        0                 0
    Other                                              0                 0
                                                  ------             -----
      Total charge offs                                0                 0
  Recoveries during period:
    Commercial                                         0                 0
    Installment                                        1                 2
    Other                                              0                 0
                                                  ------             -----
      Total recoveries                                 1                 2
  Net Loans charged off
   during the period                                  (1)               (2)
  Additions to allowance for
   possible loan losses                                0                10
  Allowance, end of period                           226               257
  Ratio of net loans charged off to
   average Loans outstanding
   during the period                                0.00%             0.00%
  Ratio of allowance to total
   at end of period                                 1.00%             1.06%


FUNDING SOURCES

     Average deposits for the three months ended March 31, 1996 were $31,049,000 an increase of 3.79% compared with the average balance for 1995. Average certificates of deposit represented 54.60% of average deposits for the three months ended March 31, 1996. Average interest checking, money market and savings accounts as a group were 38.60% of average deposits. Average demand deposits represented 16.80% of average deposits. The trend of deposits shifting to certificates of deposit has continued, resulting in a increased cost of funds.

     The Bank has a line of credit with the Federal Home Loan Bank of San Francisco. Two advances from the Federal Home Loan Bank with initial maturities of more than one year totaled $2,000,000 at March 31, 1996. Each advance is for $1,000,000 with interest rates 4.29% and 4.88% and maturities of October 1996 and October 1998. Management believes that these advances provide funds of medium duration at a lower cost than comparable deposits. The Bank did not utilizes any short term borrowings in 1996, 1995 or 1994.

CAPITAL RESOURCES

     The Bank maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends. At March 31, 1996, stockholders' equity was $2,807,400 versus $2,775,800 at December 31, 1995. The Bank paid cash dividends of $0.10 per share in both 1995 and 1994; no dividend was paid in 1993.

     The FDIC and Federal Reserve Board have adopted capital adequacy guidelines for use in their examination and regulation of banks and bank holding companies. If the capital of a bank or bank holding company falls below the minimum levels established by these guidelines, it may be denied approval to acquire or establish additional banks or non-bank businesses, or the FDIC or Federal Reserve Board may take other administrative actions. The guidelines employ two measures of capital: (1) risk-based capital and (2) leverage capital.

     Under current rules, all banks were required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 risk-based capital ratio of 10.44% and a total risk-based capital ratio of 11.39% at March 31, 1996 (calculated under regulatory accounting principles), well above the minimum regulatory requirements.

     The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill. The Bank had a leverage capital ratio of 6.73% March 31, 1996 (calculated under regulatory accounting principles).

LIQUIDITY

     Liquidity represents a bank's ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs. For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers. In the ordinary course of the Bank's business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings. In addition, the Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $3,000,000 to meet temporary liquidity requirements.

     As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets ("primary liquidity"), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets. In addition, it seeks to generally limit loans to not more than 90 percent of deposits. Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing. The Bank's primary liquidity at March 31, 1996 was 31.99, while its average loan to deposit ratio for the three months ended March 31, 1996 was 73.07 percent. The high level of liquidity has an adverse impact on interest income.

     The following table sets forth the interest rate sensitivity distribution of the Bank's interest-earning assets and interest-bearing liabilities as of March 31, 1996, the Bank's interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the Bank's cumulative interest rate sensitivity gap ratio. For purposes of the table, except for savings deposits and money market, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms. More than all of the Bank's interest rate sensitivity gap is offset by non-interest bearing sources of funds (demand deposits and capital). Generally, a bank with a high interest rate sensitivity gap ratio over 100 can anticipate that increases in market rates of interest will have a favorable impact on net interest income, while decreases will have unfavorable impact. Banks with a low interest rate sensitivity gap will experience the reverse. Regulators usually look at an interest rate sensitivity gap ratio around 100 as being favorable, which would allow a bank to adjust to either direction interest rates might take. In the past, the Bank has had a high interest rate sensitivity gap, but management has worked this year to obtain the very favorable position illustrated in the following table.

                                                       After      After
                                                       Three       One
                                                       Months     Year
                                                        But        But
                                         Within        Within     Within   After
                                         Three          One        Five     Five
                                         Months         Year      Years    Years
                                         -------       -------    ------   ------
                                                      (Dollars thousands)
   INTEREST EARNING ASSETS:
     Time deposits in financial                99       ---         ---     ---
     Federal funds sold                     9,000       ---         ---     ---
     Investment securities                    198       ---         ---     ---
     Loans                                 11,356       3,706     3,925    3,331
                                           ------      ------     -----    -----
       Total                               21,150       3,706     3,925    3,331

   INTEREST-BEARING LIABILITIES:
     Savings deposits                       4,567       ---         ---     ---
     Money Market accounts                  4,523       ---         ---     ---
     Certificates over $100,000             1,432       2,046     1,971      120
     Other time deposits                    1,837       3,001     6,939        1
     Other Borrowings                       ---         1,000     1,000     ---
                                           ------      ------     -----    -----
       Total                               12,358       6,047     9,910      121
   Interest rate sensitivity gap            8,792      (2,341)   (5,984)   3,210
   Cumulative interest sensitivity gap      8,792       6,451       466    3,676

   Interest rate sensitivity gap ratio        171%         61%       40%    2749%
   Cumulative interest rate sensitivity
    gap ratio                                 171%        135%      102%     113%


     Except as noted, the table above indicates the time periods in which interest-earning assets and interest-bearing liabilities will theoretically mature or are otherwise subject to repricing in accordance with their contractual terms. However, this table does not necessarily indicate the impact of general interest rate movements on the Bank's net interest yield because the repricing of various categories or assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and at different interest rate levels.

     The Corporation has no cash on hand and no sources of revenues or liquidity other than dividends, tax equalization payments or management fees from the Bank. The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law.

INVESTMENT SECURITIES

     The following table sets forth the book and market value of the Bank's investment securities as of March 31, 1996:

                       INVESTMENT PORTFOLIO MIX

                                                  March 31, 1996
                                                  Book     Market
                                                  value     value
                                                 -------   --------
                                               (Dollars in thousands)

 Available for sale:
    Guaranteed SBA loan
      pool certificates                               0         0

 Held to maturity:
   U.S. Treasury securities                         199       199
   Federal Home Loan Bank Stock                     287       287
                                                   ----      ----
     Total                                          486       486


     The following table summarizes the maturity of the Bank's investment securities at March 31, 1996:

                       INVESTMENT PORTFOLIO MATURITIES

                                                (Dollars in thousands)
                                                    over 1      over 5
                                         1 year     through    through     over 10
                                         or less    5 years    10 years    years
                                         -------    -------    --------    -------
   U.S. Treasury securities                 199       ---        ---        ---
   Federal Home Loan Stock                  287       ---        ---        ---
                                           ----      ----       ----       ----
   Total                                    486         0          0          0
                                           ----      ----       ----       ----


   The following reconciliation shows the difference between certain financial data under GAAP and RAP.

                                                        GAAP             RAP
                                                      --------        ---------
MARCH 31, 1995
                Assets                               $  35,292        $  35,008
                Earnings for period                        102               92
                Earnings per share                        0.10             0.09
                Capital at end of period                 2,678            2,357
                Book Value                                3.05             2.68
                Risked-Based capital ratios
                     Tier 1                              11.51%           10.18%
                     Total                               12.61%           11.29%
                Leverage capital ratio                    7.63%            6.73%

DECEMBER 31, 1995:

                Assets                               $  36,657         $ 36,343
                Earnings for period                        278              263
                Earnings per share                        0.27             0.25
                Capital at end of period                 2,776            2,433
                Book Value                                3.16             2.77
                Risked-Based capital ratios
                     Tier 1                              12.69%           10.92
                     Total                               13.71%           11.92%
                Leverage capital ratio                    7.59%            6.65%

MARCH 31, 1996

                Assets                             $    37,249           36,940
                Earnings for period                         28               21
                Earnings per share                        0.03             0.02
                Capital at end of period                 2,807            2,486
                Book Value                                3.19             2.83
                Risked-Based capital ratios
                     Tier 1                              11.95%           10.44%
                     Total                               12.91%           11.39%
                Leverage capital ratio                    7.54%            6.73%

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NORTHERN CALIFORNIA BANCORP, INC.

Date:  May 9, 1996            By: /s/     CHARLES T. CHRIETZBERG, JR.
                                  ------------------------------------
                                  Charles T. Chrietzberg, Jr.
                                  Chief Executive Officer
                                  and President

Date:  May 9, 1996            By: /s/     BRUCE N. WARNER
                                  ------------------------------------
                                  Bruce N. Warner
                                  Chief Financial Officer and
                                  Principal Accounting Officer