Form 10QSB
period 1996-06-30
NORTHERN CALIFORNIA BANCORP INC
filed 1996-08-09
CIK 1006820

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D.C.  20549

                                     FORM 10-QSB


 X  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
- --- of 1934 for the quarterly period ended June 30, 1996
                                           -------------

    Transition report under Section 13 or 15(d) of the Securities Exchange Act
- --- of 1934 (No fee required) for the period from           to
                                                 -----------  ----------

                            Commission File Number 0-27666

                          NORTHERN CALIFORNIA BANCORP, INC.
                          ---------------------------------

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
Yes  X     No
   -----     -----

    As of August 1, 1996, the Corporation had 879,465 shares of common stock outstanding.

                          NORTHERN CALIFORNIA BANCORP, INC.
                                    AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEET



                                                         JUNE 30          DECEMBER 31
                                                           1996               1995
                                                     -------------     ---------------
ASSETS:


Cash and Cash Equivalents                              2,852,100          10,328,900
Time deposits with financial institutions                 99,000              99,000
Investment Securities, available for sale (Note 1)             0             623,500
Investment Securities, held to maturity (Note 1)         790,300             436,700
Federal Funds Sold                                     6,300,000                   0
Loans Held for Sale                                      853,000             790,400
Gross Loans (Note 2)                                  24,486,400          21,730,800
Allowance for Possible Loan Losses (Note 3)             (256,200)           (224,800)
Deferred Origination Fees                                (36,200)            (26,900)
                                                     -------------     ---------------
  Net Loans                                           24,194,000          21,479,100
Bank Premises and Equipment, Net                       1,644,900           1,696,100
Interest Receivable and Other Assets                   1,171,300           1,243,800
                                                     -------------     ---------------
    Total Assets                                      37,904,600          36,697,500
                                                     -------------     ---------------
                                                     -------------     ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY:

Total Deposits (Note 4)                               32,456,900          31,187,600
Interest Payable and Other Liabilities                 2,482,500           2,734,400
                                                     -------------     ---------------
    Total Liabilities                                 34,939,400          33,922,000
                                                     -------------     ---------------

Shareholders' Equity:

  Common Stock - No Par Value
    Authorized: 2,500,000 in 1996 and 1995
    Outstanding:879,465 in 1996 and 1995               2,779,600           2,779,600
  Accumulated Earnings                                   185,600               1,600
  Unrealized Gain (Loss) Available
      for Sale Securities                                      0              (5,700)
                                                     -------------     ---------------
    Total Shareholders' Equity                         2,965,200           2,775,500
                                                     -------------     ---------------
    Total Liabilities & Shareholders' Equity          37,904,600          36,697,500
                                                     -------------     ---------------
                                                     -------------     ---------------

                                                                             2

                          NORTHERN CALIFORNIA BANCORP, INC.
                                    AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended           Six Months Ended
                                                            June 30                      June 30
                                                   -------------------------    --------------------------
                                                     1996           1995           1996           1995
                                                     ----           ----           ----           ----
INTEREST INCOME:
  Interest and Fees on Loans                        685,600        654,700      1,298,800      1,282,400
  Interest on Time Deposits with
    Financial Institutions                            1,900          5,500          3,800         10,900
  Interest on Investment Securities                   8,800          7,000         15,700         16,100
  Interest on Gov't Guar SBA Loan Pools                   0         14,700          (400)         30,000
  Interest on Federal Funds                          92,700         52,300        185,600         95,500

    Total Interest Income                           789,000        734,200      1,503,500      1,434,900

INTEREST EXPENSE:
  Interest on Interest-Bearing
    Transaction Accounts                             25,700         24,800         52,000         50,200
  Interest on Savings Accounts                       18,600         20,800         36,600         42,300
  Interest on Time Deposits                         265,100        226,200        526,600        399,000
  Interest on Other Borrowed Funds                   22,800         22,600         45,600         45,500

    Total Interest Expense                          332,200        294,400        660,800        537,000

    Net Interest Income                             456,800        439,800        842,700        897,900

PROVISION FOR POSSIBLE LOAN LOSSES                   25,000         30,000         25,000         40,000

    Net Interest Income After
      Provision for Possible Loan Losses            431,800        409,800        817,700        857,900

NONINTEREST INCOME:
  Service Charges on Deposit Accounts                97,600         77,400        175,300        185,800
  SBA Loan Sales & Servicing Income                 111,900         98,300        179,800        164,200
  Other Operating Income                             89,400         83,500        164,500        140,100

    Total Noninterest Income                        298,900        259,200        519,600        490,100

NONINTEREST EXPENSE:
  Salaries and Employee Benefits                    285,300        258,400        577,400        535,400
  Occupancy and Equipment Expense                    67,600         67,600        130,700        120,700
  Professional Fees                                  22,100         30,800         43,100         59,600
  Data Processing                                    36,400         34,600         70,800         71,300
  FDIC & State Assessments                            2,800         18,400          5,700         38,700
  Other Operating Expenses                          158,700        160,900        325,600        322,300

    Total Noninterest Expense                       572,900        570,700      1,153,300      1,148,000

    NET INCOME (LOSS)                               157,800         98,300        184,000        200,000

INCOME (LOSS) PER COMMON SHARE                         0.15           0.09           0.18           0.19



                          NORTHERN CALIFORNIA BANCORP, INC.
                                    AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                 1996               1995
                                                          ------------        ------------
NET INCOME                                                    184,000             200,000
Adjustments to net income:
  Depreciation and amortization expense                        62,600              50,600
  Amortization/Accretion on investments                        53,200             (1,600)
  (Gain) loss on sale of securities                           (5,700)               3,600
  Provision for possible loan losses                           25,000              40,000
  Amortization of deferred servicing premium                    6,100              12,400
  Amortization of deferred income                             (1,100)             (2,300)
  Increase (decrease) in accrued expenses                   (201,700)           (110,700)
  (Increase) decrease in prepaid expenses                       7,600           (127,800)
  Increase (decrease) in interest payable                     (8,800)            (54,900)
  (Increase) decrease in interest receivable                   10,700            (24,900)
  (Increase) decrease in loans held for sale                 (11,000)           (632,300)
                                                          ------------        ------------
  Total adjustments to net income                            (63,100)           (847,900)
                                                          ------------        ------------
                                                          ------------        ------------
Net cash provided (used) by operations                        120,900           (647,900)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of investments                       200,000             200,000
  Proceeds from sale of investments                           497,100             209,200
  Principal payments on investments                            78,600              98,900
  Purchase of securities                                    (549,500)           (204,600)
  Unrealized gain (loss) available for sale securities          5,600             (9,900)
  Net (increase) decrease in loans                        (2,791,400)             859,600
  Proceeds from sale of equipment                              12,000                   0
  Capital expenditures                                       (23,400)           (238,800)
                                                          ------------        ------------
Net cash provided (used) in investing activities          (2,571,000)             914,400
                                                          ------------        ------------
                                                          ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposit accounts               1,269,200           1,245,900

Net cash provided (used) by financing activities            1,269,200           1,245,900
                                                          ------------        ------------
                                                          ------------        ------------

Net increase (decrease) in cash & cash equivalents        (1,180,900)           1,512,400
Cash & cash equivalents - beginning of year                10,328,900           5,545,100
                                                          ------------        ------------
                                                          ------------        ------------

Cash & cash equivalents - end of year                       9,148,000           7,057,500

                                                                             4

NOTES TO FINANCIAL STATEMENTS

                                                               JUNE 30         DECEMBER 31
                                                                 1996               1995
                                                           ------------       -----------
(NOTE 1) INVESTMENT SECURITIES:
Available for sale:
  SBA Guaranteed Loan Pool Certificates                             0             623,500
                                                            ----------         -----------
                                                            ----------         -----------

Held to maturity:
  US Treasury Securities                                      499,400             195,900
  Other Securities                                            290,900             240,800
                                                            ----------         -----------
                                                              790,300             436,700
                                                            ----------         -----------
                                                            ----------         -----------

(NOTE 2) GROSS LOANS:
  Commercial and Industrial                                10,269,700           9,268,800
  Real Estate - Construction                                        0                   0
  Real Estate - Mortgage                                   13,139,200          11,246,100
  Installment                                                 759,500             887,800
  Government Guaranteed Loans Purchased                       318,000             328,100
                                                            ----------         -----------
  Gross Loans                                              24,486,400          21,730,800
                                                           -----------         -----------
                                                           -----------         -----------

(NOTE 3) ALLOWANCE FOR POSSIBLE LOAN LOSSES:
  Balance at Beginning of Period                              224,800             244,900
  Recoveries                                                   11,800              19,500
  Provision for Possible Loan Losses                           25,000             120,000
  Loans Charged Off                                           (5,400)           (159,600)
                                                            ----------         -----------
  Balance at End of Period                                    256,200             224,800
                                                            ----------         -----------
                                                            ----------         -----------

(NOTE 4) DEPOSITS:
  Demand                                                    6,200,000           5,509,100
  Interest-Bearing Transaction                              5,721,300           6,766,100
  Savings                                                   2,780,100           2,458,000
  Time Under $100,000                                      11,843,800          10,735,900
  Time Equal to or Greater than $100,000                    5,911,700           5,718,500
                                                           -----------         -----------
                                                           32,456,900          31,187,600
                                                           -----------         -----------
                                                           -----------         -----------



(NOTE 5) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Payments during the period ending:                                6/30/96        6/30/95
                                                                  ----------     -----------
    Interest                                                       615,200        491,500
    Income Taxes                                                    37,400         15,300


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

- -   The Bank's investment in an SBA loan is allocated among the retained portion of the loan, excess servicing retained, and the sold portion of the loan, based on the relative fair market values of each portion at the time of loan origination, adjusted for payments and other activities. Excess Servicing fees for GAAP are reflected as an asset which is amortized over the assumed half life of the loan. FDIC examiners have determined that excess SBA servicing rights do not constitute an asset under RAP. Therefore, under RAP a servicing asset is not created at the time of the sale, and any GAAP amortization must be eliminated. The Bank has not recorded any excess servicing for GAAP purposes since 1991. As of June 30, 1996, the Bank has under GAAP taken $140,500 into income from excess servicing fees net of amortization. The amortization of these excess servicing fees will increase income under RAP.

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

    For the six months ended June 30, 1996 net income was $184,000, a decrease of $16,000 when compared to the same period in 1995. The decrease in earnings during this period was the result of a $40,200 decrease in net interest income after provision for loan losses and a $24,200 increase in net noninterest income.

    Competitive pressures, declines in loan demand during the first quarter and repayment of outstanding loans have had an adverse impact on total interest income and net interest income in the first half of 1996.

    The following table sets forth certain selected financial ratios of the Corporation at, and for the six months ended, June 30, 1996 and 1995.

                                    For the six months       For the six months
                                   Ended June 30, 1996      Ended June 30, 1995
                                   ---------------------    --------------------
                                  (Dollars in thousands except per share data)

Summary of Operating Results:
Total interest income                       1,504                 1,435
Total interest expense                        661                   537
                                          --------                ------
Net interest income                           843                   898

Provision for possible
   loan losses                                 25                    40
                                          --------                ------
Net interest income after
   provision for loan loss                    818                   858

Total other income                            519                   490
Total other expense                         1,116                 1,133
                                          --------                ------

Income (loss) before taxes                    221                   215
Provision for income tax                       37                    15
                                          --------                ------

Net income (loss)                             184                   200


Per Common Share Data:
Net income (1)                               0.18                  0.19
Book value, end of period                    3.37                  3.15
Avg shares outstanding (2)                879,465               879,465

Balance Sheet Data:
Total loans, net of
   unearned income (3)                     25,303                23,925
Total assets                               37,905                35,055
Total deposits                             32,457                30,028
Stockholders' equity                        2,965                 2,774

                                   For the six months       For the six months
                                   Ended June 30, 1996      Ended June 30, 1995
                                    -------------------      -------------------

Selected Financial Ratios (4):

Return on average assets(5)                 1.00%               1.17%

Return on average
   stockholders' equity(5)                 12.94%              14.16%

Net interest spread                         5.22%               5.56%

Net interest margin                         5.79%               6.19%

Avg shareholders' equity
   to average assets                        7.73%               8.30%

Risked-Based capital ratios
    Tier 1                                 11.83%              12.85%
    Total                                  12.85%              14.02%
Total loans to total deposits
   at end of period                        77.96%              79.68%

Allowance to total loans
   at end of period                         1.01%               1.02%

Nonperforming loans to total
   loans at end of period                    .32%               0.37%

Net charge-offs to
   average loans                          (0.03)%               0.17%


(1) Earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include employee stock options. The weighted average number of shares used for this computation was 1,023,723 and 1,044,465 for June 30, 1996 and 1995,
    respectively.

(2) Weighted average common shares.

(3) Includes loans being held for sale.

(4) Averages are of daily balances.

(5) June 30, 1996 calculated on an annualized basis.

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

    Net interest income for the six month period ended June 30, 1996 was $842,700 compared to $897,900 for the same period in 1995. The decrease of $55,200 resulted from total interest expense increasing $123,800, while total interest income increased $68,600. Average interest earning assets increased $2,461,000 (8.47%), while the average rate earned decreased 31 basis points.
The decrease in the average interest rate earned was due to a increased investment in instruments other than loans, which bear lower yields than loans. Average interest bearing liabilities increased $2,054,000 (7.96%), while the average rate paid increased 43 basis points, reflecting increases in certificate of deposit rates.

    The following table shows the components of the Bank's net interest income, setting forth, for each the six months ended June 30, 1995 and 1996, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v)the net interest yield on average interest-earning assets (i. e., net interest income divided by average interest-earning assets). Yields are not computed on a tax-equivalent basis. Nonaccrual loans and overdrafts are included in average loan balances. Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

                                                         The Six Months                                 The Twelve Months
                                                          Ended June 30,                                Ended December 31,
                                              1996                          1995                               1995
                                    -------------------------   ----------------------------       ---------------------------
                                               Int       Avg                 Int       Avg                      Int       Avg
                                       Avg    Earn        %        Avg      Earn        %             Avg      Earn        %
                                       Bal    Paid      Rate       Bal      Paid      Rate            Bal      Paid      Rate
                                    -------------------------   ----------------------------       ---------------------------
                                                                                    (Dollars in thousands)
Interest Earning Assets:

Int-bearing deposits
  at other banks                       99       4      8.08       297        11      7.41            240        24     10.00
Invest securities                     865      16      3.70     1,271        46      7.24          1,189        76      6.39
Federal funds sold                  6,959     186      5.35     3,394        96      5.66          5,094       279      5.48
                                    --------------              ----------------                   --------------------------
Total investments                   7,923     206      5.20     4,962       153      6.36          6,523       379      5.81

Loans
  Real estate                      12,092     606     10.02    13,510       709     10.50         12,661     1,371     10.83
  Installment                         725      46     12.69     1,030        57     11.07            994       112     11.27
  Commercial                       10,719     648     12.09     9,565       517     10.81         10,008      1090     10.89
                                    --------------              ----------------                   --------------------------

Total loans                        23,536   1,300     11.05    24,105     1,283     10.65         23,663     2,573     10.87

Total Interest
  earning assets                   31,459   1,506      9.57    29,067     1,436      9.88         30,186     2,952      9.78
                                    --------------              ----------------                   --------------------------
                                    --------------              ----------------                   --------------------------

Interest Bearing Liabilities:

Int-bearing demand                  4,417      31      1.40     4,371        28      1.28          4,538        61      1.34
Money market savings                1,824      21      2.30     1,969        22      2.23          1,864        42      2.25
Savings deposits                    2,503      37      2.96     2,982        42      2.82          2,812        81      2.88
Time deposits more than $100M       5,453     171      6.27     4,717       128      5.43          5,019       302      6.02
Time deposits less than $100M      11,672     356      6.10     8,793       271      6.16          9,814       605      6.16
Other Borrowing                     2,000      46      4.60     2,000        45      4.50          2,000        92      4.60
                                    --------------              ----------------                   --------------------------

Total interest
  bearing liabilities              27,869     662      4.75    24,832       536      4.32         26,047     1,183      4.54
                                    --------------              ----------------                   --------------------------
                                    --------------              ----------------                   --------------------------

Net interest income                           844                           900                              1,769

Net interest spread                                    4.82                          5.56                               5.24

Net yield on interest
  earning assets                                       5.37                          6.19                               5.86


(1) Yield in 1996 negatively impacted by $9,800 write off of premium due to the early payoff of an SBA Guaranteed Pool.


INTEREST SPREAD ANALYSIS (CONTINUED):

                                            Six Months                     Twelve Months
                                           Ended June 30,                Ended December 31,
                                            1996 vs 1995                    1995 vs 1994
                                            ------------                    ------------
                                          Increase(Decrease)              Increase(Decrease)
                                            Due to changes                  Due to Changes
                                      ---------------------------    --------------------------
                                         Avg       Avg                 Avg        Avg
                                       Volume      Rate     Total     Volume     Rate     Total
                                      ---------------------------    --------------------------
                                                        (Dollars in thousands)
Interest Earning Assets:

Int-bearing deposits
  at other banks                         (7)         0       (7)       (6)         7         1
Invest securities                       (15)      (15)      (30)      (21)        16       (5)
Federal funds sold                       101      (11)        90        89        57       146
                                      ---------------------------    --------------------------

Total investments                         99      (46)        53        74        68       142

Loans
  Real estate                           (44)      (59)     (103)     (232)        14     (218)
  Installment                           (17)         6      (11)      (13)         9       (4)
  Commercial                              60        66       126       121       177       298
                                      ---------------------------    --------------------------
  Total loans                           (30)        47        17      (98)       174        76

Total Interest Earning Assets            118      (48)        70        55       163       218
                                      ---------------------------    --------------------------
                                      ---------------------------    --------------------------

Interest Bearing Deposits:

Int-bearing demand                         0         0         0       (6)         4       (2)
Money market savings                       0         0         0       (8)       (1)       (9)
Savings deposits                           0         3         3         3        13        16
Time deposits more than $100M            (2)         1       (1)        30        95       125
Time deposits less than $100M            (7)         2       (5)        51        91       142
Other Borrowing                           20        23        43      (25)         3      (22)
                                      ---------------------------    --------------------------

Total interest bearing deposits           66        60       126        17       233       250
                                      ---------------------------    --------------------------
                                      ---------------------------    --------------------------
Net change in net interest                53     (109)      (56)        38      (70)      (32)



PROVISION AND ALLOWANCE FOR LOAN LOSSES

    The provision for loan losses is an expense charged against operating income and added to the allowance for loan losses. The allowance for loan losses represents amounts which have been set aside for the specific purpose of absorbing losses which may occur in the Bank's loan portfolio.

    The allowance for loan losses reflects management's ongoing evaluation of the risks inherent in the loan portfolio, both generally and with respect to specific loans, the state of the economy, and the level of net loan losses experienced in the past. Management and the Board of Directors review the results of the State Banking Department and FDIC examinations, independent accountants' observations, and the Bank 's internal review as additional indicators to determine if the amount in the allowance for loan losses is adequate to protect against estimated future losses. It is the Bank 's current practice, which could change in accordance with the factors mentioned above, to maintain an allowance which is at least equal to the sum of the following percentage of loan balances by loan category.


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

    Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At June 30, 1996 and 1995 the Bank's allowance stood at 1.01 percent and 1.02 percent of gross loans, respectively. A provision of $25,000 was made to the allowance during the six months ended June 30, 1996, compared to
a provision of $40,000 in the same period in 1995.   Charged off loans during
the six months ended June 30, 1996 and 1995 totaled

$5,400 and $57,000 respectively. Recoveries for the same periods were $11,800 and $16,500, respectively.

    The Bank's non performing (delinquent 90 days or more and nonaccrual) loans as a percentage of total loans was .32 percent at June 30, 1996 compared with
 .37 percent at June 30, 1995 and .14 percent at December 31, 1995

    Based upon statistics released by Federal and state banking authorities regarding banks of similar size or otherwise located in California, Management believes that the Bank 's ratios of delinquent and non performing loans to total loans are far better than average. Prudent collection efforts, and tighter lending controls, are responsible for the Bank's strong performance on these measures of credit quality. However, no assurance can be given that the Bank's loan portfolio will continue to measure well against its peers on these ratios and quality measures, or that losses will not otherwise occur in the future.


NON-INTEREST INCOME

    Total non-interest income for the six months ended June 30, 1996 was $519,600, compared with $490,100 for the same period in 1995. The increase of $29,500 was the result of a $10,500 decrease in service charges on deposit accounts, while income from SBA loan sales and servicing increased $15,600 and income from other service charges, commissions and fees increased $24,400. Merchant credit card processing accounted for $12,000 of the increase in other service charges, commissions and fees.

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

NON-INTEREST EXPENSE

    Salary and benefits expense for the six months ended June 30, 1996 increased $42,000 compared with the same period in 1995. These increases were primarily due to employee merit pay increases and an addition to staff resulting from the opening of a Loan Production Office.

    Total occupancy and equipment expense for the six months ended June 30, 1996 was $130,700 compared to $120,700 for the same period in 1995. The increase of $10,000 was due to the loss of the benefit ($5,400) of the sub-lease of a portion of 665 Munras Avenue facility and an increase of $5,100 in utilities expense.

    For the six months ended June 30, 1996 professional fees were $20,700 less than the same period in 1995.

    Other expenses for the six months ended June 30, 1996 totaled $331,400 compared with $361,100 for the same period in 1995. Significant changes occurred in the following categories with decreases in FDIC and State Assessments ($33,000), director fees ($3,800), miscellaneous expense ($20,100), insurance expense ($9,200), SBA loan expense ($14,600), postage ($3,800), loan expense($4,400) and stockholder expense ($4,400); increases in business development ($15,300), collection expense ($19,000), advertising ($4,800), stationary and supplies ($12,600) and income taxes ($22,100).


LOANS

    Loans represented 74.87% of average earning assets, and 64.12% of average total assets for the six months ended June 30, 1996, compared with 82.93% and 70.71%, respectively during 1995. For the six months ended June 30, 1996 average loans decreased 2.07% from $24,105,000 for the same period in 1995 to $23,606,000. Average real estate loans decreased $1,418,000 (10.5%), installment loans decreased $305,000 (29.61%); while average commercial loans increased $1,224,000 (12.80).

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

    The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on nonaccrual status (referred to collectively as "nonperforming loans"):



                                               Six Months Ended
                                                    June 30,
                                              1996           1995
                                             ------         ------
                                             (Dollars in thousands)
Accruing,
past due 90 days or more:
- -------------------------
Commercial                                       0              0
Installment                                      0              0
Other                                            0              0
                                            ------         ------
    Total accruing                               0              0


Nonaccrual Loans:
- ------------------

Commercial                                      82             65
Installment                                      0             23
Other                                            0              0
                                            ------         ------
Total nonaccrual                                82             88
Total nonperforming                             82             88
Total loans end of period                   25,304         23,938
Ratio of nonperforming loans
    to total loans at end of period           0.32%          0.37%

    Nonperforming loans have decreased significantly in recent years. These decreases are the result of a strengthening of underwriting criteria, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel). The Bank does not have any foreign loans or loans for highly leveraged transactions.

SUMMARY OF LOAN LOSS EXPERIENCE

                                            Six Months Ended    Six Months Ended
                                              June 30, 1996        June 30, 1995
                                              --------------       -------------
                                                       (Dollars in thousands)

Average loans outstanding                           23,576              23,952

Allowance, beginning of period                         225                 245

Loans charged off during pperiod:
    Commercial                                           1                  49
    Installment                                          4                   8
    Real Estate                                          0                   0
    Other                                                0                   0
                                              --------------       -------------
    Total charge offs                                    5                  57

Recoveries during period:
    Commercial                                           1                  13
    Installment                                         11                   3
    Other                                                0                   0
                                              --------------       -------------
    Total recoveries                                    12                  16

Net Loans charged off
    during the period                                  (7)                  41

Additions to allowance for
    possible loan losses                                25                  40

Allowance, end of period                               257                 244

Ratio of net loans charged off to
    average Loans outstanding
    during the period                               -0.03%               0.17%

Ratio of allowance to total
    at end of period                                 1.01%               1.02%

FUNDING SOURCES

    Average deposits for the six months ended June 30, 1996 were $31,474,000 an increase of 9.52% compared with the average balance for 1995. Average certificates of deposit represented 54.37% of average deposits for the six months ended June 30, 1996. Average interest checking, money market and savings accounts as a group were 27.74% of average deposits. Average demand deposits represented 17.89% of average deposits. The trend of deposits shifting to certificates of deposit has continued, resulting in a increased cost of funds.

    The Bank has a line of credit with the Federal Home Loan Bank of San Francisco. Two advances from the Federal Home Loan Bank with initial maturities of more than one year totaled $2,000,000 at June 30, 1996. Each advance is for $1,000,000 with interest rates of 4.29% and 4.88% and maturities of October 1996 and October 1998. Management believes that these advances provide funds of medium duration at a lower cost than comparable deposits. The Bank did not utilize any short term borrowings in 1996, 1995 or 1994.

CAPITAL RESOURCES

    The Bank maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends. At June 30, 1996, stockholders' equity was $2,965,200 versus $2,775,800 at December 31, 1995. The Bank paid cash dividends of $0.10 per share in both 1995 and 1994; no dividend was paid in 1993.

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

    Under current rules, all banks were required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 risk-based capital ratio of 10.13% and a total risk-based capital ratio of 11.13% at June 30, 1996 (calculated under regulatory accounting principles), well above the minimum regulatory requirements.

    The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill. The Bank had a leverage capital ratio of 6.98% at June 30, 1996 (calculated under regulatory accounting principles).

LIQUIDITY

    Liquidity represents a bank's ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs. For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers. In the ordinary course of the Bank's business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings. In addition, the Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $3,900,000 to meet temporary liquidity requirements.

    As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets ("primary liquidity"), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets. In addition, it seeks to generally limit loans to not more than 90 percent of deposits. Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing. The Bank's primary liquidity at June 30, 1996 was 26.11 percent, while its average loan to deposit ratio for the six months ended June 30, 1996 was 75.00 percent. The high level of liquidity has an adverse impact on interest income.

    The following table sets forth the interest rate sensitivity distribution of the Bank's interest-earning assets and interest-bearing liabilities as of June 30, 1996, the Bank's interest rate sensitivity gap ratio (i.e., the difference between interest rate sensitive assets and interest rate sensitive liabilities divided by total assets) and the Bank's cumulative interest rate sensitivity gap ratio. For purposes of the table, except for savings deposits and money market, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms. More than all of the Bank's interest rate sensitivity gap is offset by non-interest bearing sources of funds (demand deposits and capital). Generally, a bank with a positive rate sensitivity gap ratio can anticipate that increases in market rates of interest will have a favorable impact on net interest income, while decreases will have unfavorable impact. Banks with a negative interest rate sensitivity gap will experience the reverse. The Bank's one year cummulative interest sensitivity gap of 9.06 percent is slightly below the generally accepted guideline of 10 to 15 percent.


                                                                          After         After
                                                                          Three          One
                                                                          Months        Year
                                                                           But           But
                                                         Within           Within       Within         After
                                                          Three            One          Five           Five
                                                          Months           Year         Years         Years
                                                         --------        --------      -------       -------
                                                                           (Dollars   in  Thousands)
Interest Earning Assets:
- ------------------------

Time depsits in financial institutions                        99            ---            ---            ---
Investment securities                                        ---            ---            499            ---
Federal Funds Sold                                         6,300            ---            ---            ---
Loans                                                     12,053          3,696          5,438          3,665
                                                         ---------       --------       --------       --------

Total                                                     18,452          3,696          5,937          3,665

Interest-Bearing Liabilities:
- -----------------------------

Savings deposits                                           2,780            ---            ---            ---
Money Market accounts                                      5,721            ---            ---            ---
Certificates over $100,000                                 2,088          1,833          1,871            120
Other time deposits                                        1,258          4,037          6,559            ---
Other Borrowings                                             ---          1,000          1,000            ---
                                                          -----------------------------------------------------
Total                                                     11,847          6,870          9,430            120

Total Assets                                              37,868

Interest rate sensitivity gap                              6,605        (3,173)        (3,494)          3,545

Cumulative interest sensitivity gap                        6,605          3,432           (62)          3,483

Interest rate sensitivity gap ratio                       17.44%         -8.38%         -9.23%          9.36%

Cumulative interest rate
    sensitivity gap ratio                                 17.44%          9.06%         -0.16%          9.20%


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

INVESTMENT SECURITIES

    The following table sets forth the book and market value of the Bank's investment securities as of June 30, 1996:

                                  INVESTMENT PORTFOLIO MIX

                                          June 30, 1996
                                         Book      Market
                                         value     value
                                       -------   ----------
                                       (Dollars in thousands)

Available for sale:                         0           0

Held to maturity:
U. S. Treasury Securities                 499         498
Federal Home Loan Bank Stock              291         291
                                       -------   ---------
Total                                     790         789


    The following table summarizes the maturity of the Bank's investment securities at June 30, 1996:

                                         INVESTMENT PORTFOLIO MATURITIES
                                              (Dollars in thousands)
                                                 over 1      over 5
                                    1 year       through     through      over 10
                                    or less      5 years     10 years     years
                                  ----------     -------   ----------     --------
U.S. Treasury securities               ---          499         ---         ---

Federal Home Loan Stock                291          ---         ---         ---
                                       ---          ---         ---         ---
Total                                  291          499           0           0


    The following reconciliation shows the difference between certain financial data under GAAP and RAP.

                                                      GAAP           RAP
                                                   ---------      ---------
JUNE 30, 1995
    Assets                                        $  35,055      $  34,778
    Earnings for period                                 200            154
    Earnings per share                                 0.19           0.15
    Capital at end of period                          2,774          2,415
    Book Value                                         3.15           2.75
    Risked-Based capital ratios
         Tier 1                                       12.89%         10.55%
         Total                                        14.02%         11.61%
    Leverage capital ratio                             7.96%          7.60%


DECEMBER 31, 1995:

    Assets                                        $  36,657      $  36,343
    Earnings for period                                 278            263
    Earnings per share                                 0.27           0.25
    Capital at end of period                          2,776          2,433
    Book Value                                         3.16           2.77
    Risked-Based capital ratios
         Tier 1                                       12.69%         10.92%
         Total                                        13.71%         11.92%
    Leverage capital ratio                             7.59%          6.65%


JUNE 30, 1996

    Assets                                        $  37,905         37,569
    Earnings for period                                 184            123
    Earnings per share                                 0.18           0.12
    Capital at end of period                          2,965          2,588
    Book Value                                         3.37           2.94
    Risked-Based capital ratios
         Tier 1                                       11.83%         10.13%
         Total                                        12.85%         11.13%
    Leverage capital ratio                             7.84%          6.98%

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  NORTHERN CALIFORNIA BANCORP, INC.

Date: August 5, 1996              By: /s/   Charles T. Chrietaberg, Jr.
      --------------                 ----------------------------------
                                            Charles T. Chrietzberg, Jr.
                                            Chief Executive Officer
                                            and President

Date: August 5, 1996              By: /s/   Bruce N. Warner
      --------------                 ----------------------------------
                                            Bruce N. Warner
                                            Chief Financial Officer and
                                            Principal Accounting Officer