Form 10QSB
period 1996-09-30
NORTHERN CALIFORNIA BANCORP INC
filed 1996-11-14
CIK 1006820

                          U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C.  20549
                                      FORM 10-QSB


       X           Quarterly report under Section 13 or 15(d) of the Securities
      ---          Exchange Act of 1934 for the quarterly period ended
                   September 30, 1996
                   ------------------

      --- Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the period
                   from          to
                        --------    ----------

                            Commission File Number 0-27666

                          NORTHERN CALIFORNIA BANCORP, INC.
                         ----------------------------------
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
Yes   X    No
     ---      ---

    As of November 1, 1996, the Corporation had 879,465 shares of common stock outstanding.

                          NORTHERN CALIFORNIA BANCORP, INC.
                                    AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEET

                                                 SEPTEMBER 30   DECEMBER 31
                                                     1996           1995
                                                 ------------   -----------
ASSETS:

Cash and Cash Equivalents                          3,028,300     10,328,900
Time deposits with financial institutions                  0         99,000
Investment Securities, available for sale
  (Note 1)                                                 0        623,500
Investment Securities, held to maturity
  (Note 1)                                         2,795,300        436,700
Federal Funds Sold                                 4,800,000              0
Loans Held for Sale                                  334,200        790,400
Gross Loans (Note 2)                              25,580,900     21,730,800
Allowance for Possible Loan Losses (Note 3)         (262,500)      (224,800)
Deferred Origination Fees                            (39,900)       (26,900)
                                                  ----------     ----------
  Net Loans                                       25,278,500     21,479,100
Bank Premises and Equipment, Net                   1,620,800      1,696,100
Interest Receivable and Other Assets               1,296,600      1,243,800
                                                  ----------     ----------
    Total Assets                                  39,153,700     36,697,500
                                                  ----------     ----------
                                                  ----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY:

Total Deposits (Note 4)                           33,560,600     31,187,600
Interest Payable and Other Liabilities             2,468,600      2,734,400
                                                  ----------     ----------
    Total Liabilities                             36,029,200     33,922,000
                                                  ----------     ----------
Shareholders' Equity:

  Common Stock - No Par Value
    Authorized: 2,500,000 in 1996 and 1995
    Outstanding:879,465 in 1996 and 1995           2,779,600      2,779,600
  Accumulated Earnings                               344,900          1,600
  Unrealized Gain (Loss) Available
      for Sale Securities                                  0         (5,700)
                                                  ----------     ----------
    Total Shareholders' Equity                     3,124,500      2,775,500
                                                  ----------     ----------
    Total Liabilities & Shareholders' Equity      39,153,700     36,697,500
                                                  ----------     ----------
                                                  ----------     ----------

                         NORTHERN CALIFORNIA BANCORP, INC.
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                      Three Months Ended     Nine Months Ended
                                         September 30          September 30
                                      ------------------   ---------------------
                                        1996      1995        1996        1995
                                      --------  --------   ---------   ---------
INTEREST INCOME:
  Interest and Fees on Loans          716,700    664,900   2,015,500   1,947,300
  Interest on Time Deposits with
    Financial Institutions              1,700     10,900       5,500      21,800
  Interest on Investment Securities 25,000 5,700 40,700 21,800 Interest on Gov't Guar SBA Loan
    Pools                                (400)     8,800        (400)     38,800
  Interest on Federal Funds            81,500     76,400     267,100     171,900
                                      -------    -------   ---------   ---------
    Total Interest Income             824,900    766,700   2,328,400   2,201,600
                                      -------    -------   ---------   ---------

INTEREST EXPENSE:
  Interest on Interest-Bearing
    Transaction Accounts               27,200     25,600      79,200      75,800
  Interest on Savings Accounts         19,100     20,200      55,700      62,500
  Interest on Time Deposits           269,000    249,700     795,600     648,700
  Interest on Other Borrowed Funds     23,000     23,300      68,600      68,800
                                      -------    -------   ---------   ---------
    Total Interest Expense            338,300    318,800     999,100     855,800
                                      -------    -------   ---------   ---------
    Net Interest Income               486,600    447,900   1,329,300   1,345,800

PROVISION FOR POSSIBLE LOAN LOSSES     20,000     50,000      45,000      90,000
                                      -------    -------   ---------   ---------
    Net Interest Income After
      Provision for Possible Loan
      Losses                          466,600    397,900   1,284,300   1,255,800
                                      -------    -------   ---------   ---------
NONINTEREST INCOME:
  Service Charges on Deposit Accounts  95,300     75,200     270,600     261,000
  SBA Loan Sales & Servicing Income    70,800    176,800     250,600     341,000
  Other Operating Income              100,100     80,200     264,600     220,300
                                      -------    -------   ---------   ---------
    Total Noninterest Income          266,200    332,200     785,800     822,300
                                      -------    -------   ---------   ---------
NONINTEREST EXPENSE:
  Salaries and Employee Benefits      280,100    255,400     857,500     790,800
  Occupancy and Equipment Expense      64,600     69,500     195,300     190,200
  Professional Fees                    17,000     35,900      60,100      95,500
  Data Processing                      36,700     36,700     107,500     108,000
  FDIC & State Assessments              2,900      6,700       8,600      45,400
  Other Operating Expenses            172,200    134,600     497,800     456,900
                                      -------    -------   ---------   ---------
    Total Noninterest Expense         573,500    538,800   1,726,800   1,686,800
                                      -------    -------   ---------   ---------
    NET INCOME (LOSS)                 159,300    191,300     343,300     391,300
                                      -------    -------   ---------   ---------
                                      -------    -------   ---------   ---------
INCOME (LOSS) PER COMMON SHARE           0.16       0.18        0.34        0.38
                                      -------    -------   ---------   ---------
                                      -------    -------   ---------   ---------

                          NORTHERN CALIFORNIA BANCORP, INC.
                                    AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 1996             1995
                                             -----------      ------------
NET INCOME                                      343,300          391,200
Adjustments to net income:
  Depreciation and amortization expense          91,800           78,800
  Amortization/Accretion on investments          53,200            3,900
  (Gain) loss on sale of securities              (5,700)               0
  Provision for possible loan losses             45,000           90,000
  Amortization of deferred servicing premium      6,100            6,200
  Amortization of deferred income                (3,100)          (1,200)
  Increase (decrease) in accrued expenses      (218,800)        (340,300)
  (Increase) decrease in prepaid expenses       168,900          250,300
  Increase (decrease) in interest payable        (3,700)          39,100
  (Increase) decrease in interest receivable     (9,100)         (14,600)
  (Increase) decrease in loans held for sale    456,200         (338,100)
                                             ----------       ----------
  Total adjustments to net income               580,800         (225,900)
                                             ----------       ----------
                                             ----------       ----------
Net cash provided (used) by operations          924,100          165,300

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of due from time        99,000          198,000
  Proceeds from maturity of investments         200,000          200,000
  Proceeds from sale of investments             497,100          209,200
  Principal payments on investments              78,600          141,200
  Purchase of securities                     (2,554,500)        (207,200)
  Unrealized gain (loss) available for
    sale securities                               5,600           (6,400)
  Net (increase) decrease in loans           (4,106,900)         886,600
  Proceeds from sale of equipment                12,000                0
  Capital expenditures                          (28,500)        (266,000)
                                             ----------       ----------
Net cash provided (used) in investing
  activities                                 (5,797,600)       1,155,400
                                             ----------       ----------
                                             ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposit
    accounts                                  2,372,900        1,983,000

Net cash provided (used) by financing
  activities                                  2,372,900        1,983,000
                                             ----------       ----------
                                             ----------       ----------
Net increase (decrease) in cash &
  cash equivalents                           (2,500,600)       3,303,700
Cash & cash equivalents - beginning
  of year                                    10,328,900        5,545,100
                                             ----------       ----------
                                             ----------       ----------
Cash & cash equivalents - end of year         7,828,300        8,848,800

NOTES TO FINANCIAL STATEMENTS

                                          SEPTEMBER 30     DECEMBER 31
                                              1996             1995
                                          ------------     -----------
(NOTE 1) INVESTMENT SECURITIES:

Available for sale:
  SBA Guaranteed Loan Pool Certificates             0           623,500
                                           ----------        ----------
                                           ----------        ----------
Held to maturity:
  US Treasury Securities                      500,100           195,900
  US Government Securities                  2,000,000
  Other Securities                            295,200           240,800
                                           ----------        ----------
                                            2,795,300           436,700
                                           ----------        ----------
                                           ----------        ----------
(NOTE 2) GROSS LOANS:
  Commercial and Industrial                10,055,300         9,268,800
  Real Estate - Construction                        0                 0
  Real Estate - Mortgage                   14,628,400        11,246,100
  Installment                                 584,600           887,800
  Government Guaranteed Loans Purchased       312,600           328,100
                                           ----------        ----------
  Gross Loans                              25,580,900        21,730,800
                                           ----------        ----------
                                           ----------        ----------
(NOTE 3) ALLOWANCE FOR POSSIBLE LOAN LOSSES:
  Balance at Beginning of Period              224,800           244,900
  Recoveries                                   12,600            19,500
  Provision for Possible Loan Losses          (19,900)          120,000
  Loans Charged Off                            45,000          (159,600)
                                           ----------        ----------
  Balance at End of Period                    262,500           224,800
                                           ----------        ----------
                                           ----------        ----------
(NOTE 4) DEPOSITS:
  Demand                                    7,153,900         5,509,100
  Interest-Bearing Transaction              6,543,700         6,766,100
  Savings                                   2,161,500         2,458,000
  Time Under $100,000                      12,328,700        10,735,900
  Time Equal to or Greater than $100,000    5,372,800         5,718,500
                                           ----------        ----------
                                           33,560,600        31,187,600
                                           ----------        ----------
                                           ----------        ----------
(NOTE 5) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Payments during the period ending:        9/30/96            9/30/95
                                           ----------        ----------
    Interest                                  999,100           855,900
    Income Taxes                               63,900            25,200

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

- The Bank's investment in an SBA loan is allocated among the retained portion of the loan, excess servicing retained, and the sold portion of the loan, based on the relative fair market values of each portion at the time of loan origination, adjusted for payments and other activities. Excess Servicing fees for GAAP are reflected as an asset which is amortized over the assumed half life of the loan. FDIC examiners have determined that excess SBA servicing rights do not constitute an asset under RAP. Therefore, under RAP a servicing asset is not created at the time of the sale, and any GAAP amortization must be eliminated. The Bank has not recorded any excess servicing for GAAP purposes since 1991. As of September 30, 1996, the Bank has under GAAP taken $126,300 into income from excess servicing fees net of amortization. The amortization of these excess servicing fees will increase income under RAP.

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

    For the nine months ended September 30, 1996 net income was $343,300, a decrease of $48,000 when compared to the same period in 1995. The decrease in earnings during this period was the result of a $28,500 increase in net interest income after provision for loan losses and a $76,500 decrease in net noninterest income.

    The Bank has received approval from the California State Banking Department and the Federal Deposit Insurance Corporation to establish a full service branch office at 542 Lighthouse Ave., Pacific Grove, California. The opening of this branch by year-end 1996, will afford the Bank the opportunity to better serve existing customers and enter a new market. The response to the Bank's entry into the Pacific Grove has been very positive; governmental, civic, and business leaders have expressed support of the Bank.

    The Bank has also received approval of the California State Banking Department to discontinue the activities of its SBA Loan Production located at 428 Salinas Street, Salinas, California. The Bank's decision to close the office on November 30, 1996 was based on lower than anticipated volume of loans generated by the office. The Bank will continue to be active in the Salinas market after the office is closed.

    The following table sets forth certain selected financial ratios of the Corporation at, and for the nine months ended, September 30, 1996 and 1995.

                              For the nine months          For the nine months
                            Ended September 30, 1996    Ended September 30, 1995
                            ------------------------    ------------------------
                               (Dollars in thousands except per share data)
Summary of Operating Results:

Total interest income                      2,328                 2,202
Total interest expense                       999                   856
                                         -------               -------
Net interest income                        1,329                 1,346

Provision for possible
   loan losses                                45                    90
                                         -------               -------
Net interest income after
   provision for loan loss                 1,284                 1,256

Total other income                           786                   822
Total other expense                        1,663                 1,662
                                         -------               -------

Income (loss) before taxes                   407                   416
Provision for income tax                      64                    25
                                         -------               -------

Net income (loss)                            343                   391


Per Common Share Data:

Net income (1)                              0.34                  0.38
Book value, end of period                   3.55                  3.38
Avg shares outstanding (2)               879,465               879,465

Balance Sheet Data:

Total loans, net of
   unearned income (3)                    25,875                23,542
Total assets                              39,154                36,090
Total deposits                            36,029                33,115
Stockholders' equity                       3,125                 2,975

                                For the nine months        For the nine months
                              Ended September 30, 1996  Ended September 30, 1995
                              ------------------------  ------------------------
Selected Financial Ratios (4):

Return on average assets(5)                1.27%                 1.50%
Return on average
   stockholders' equity(5)                16.43%                18.18%

Net interest spread                        4.83%                 5.51%

Net interest margin                        5.44%                 5.99%

Avg shareholders' equity
   to average assets                       7.74%                 8.23%

Risked-Based capital ratios
    Tier 1                                11.24%                12.98%
    Total                                 10.24%                14.12%
Total loans to total deposits
   at end of period                       71.82%                79.68%

Allowance to total loans
   at end of period                        1.01%                 1.11%

Nonperforming loans to total
   loans at end of period                  1.44%                 0.31%

Net charge-offs to
   average loans                           0.03%                 0.30%




(1) Earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include employee stock options. The weighted average number of shares used for this computation was 1,021,965 and 1,044,465 for September 30, 1996 and 1995, respectively.

(2) Weighted average common shares.

(3) Includes loans being held for sale.

(4) Averages are of daily balances.

(5) September 30, 1996 calculated on an annualized basis.

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

    Net interest income for the nine month period ended September 30, 1996 was $1,329,300 compared to $1,345,800 for the same period in 1995. The decrease of $16,500 resulted from total interest expense increasing $143,300, while total interest income increased $126,800. Average interest earning assets increased $2,704,000 (9.16%), while the average rate earned decreased 23 basis points.
The decrease in the average interest rate earned was due to a increased investment in instruments other than loans, which bear lower yields than loans. Average interest bearing liabilities increased $1,752,000 (6.67%), while the average rate paid increased 41 basis points, reflecting increases in certificate of deposit rates.

    The following table shows the components of the Bank's net interest income, setting forth, for each the nine months ended September 30, 1995 and 1996, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v)the net interest yield on average interest-earning assets (i. e., net interest income divided by average interest-earning assets). Yields are not computed on a tax-equivalent basis. Nonaccrual loans and overdrafts are included in average loan balances. Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

                                  The Nine Months                 The Twelve Months
                                 Ended September 30,              Ended December 31,
                                1996               1995                   1995
                       ------------------  --------------------   --------------------
                                Int  Avg            Int   Avg            Int     Avg
                       Avg     Earn   %    Avg     Earn    %      Avg    Earn     %
                       Bal     Paid  Rate  Bal     Paid   Rate    Bal    Paid    Rate
                     --------------------  --------------------   ---------------------
                                              (Dollars in thousands)
Interest Earning Assets:

Int-bearing deposits
  at other banks         94       5  7.09    288      22  10.19     240     24   10.00
Invest securities     1,089      41  5.02  1,243      60   6.46   1,189     76    6.39
Federal funds sold    6,696     267  5.32  4,011     172   5.72   5,094    279    5.48
                     --------------       --------------         ---------------------
Total investments     7,879     313  5.30  5,542     254   6.12   6,523    379    5.81

Loans
  Real estate        12,619     961 10.15 13,009     963   9.87  12,661  1,371   10.83
  Installment           734      66 11.90  1,015      85  11.12     994    112   11.27
  Commercial         10,993     989 12.00  9,955     880  11.79  10,008  1,090   10.89
                     --------------       --------------         ---------------------
Total loans          24,345   2,016 11.04 23,979   1,928  10.72  23,663  2,573   10.87

Total Interest
  earning assets     32,225   2,329  9.63 29,521   2,182   9.86  30,186  2,952    9.78
                     --------------       --------------         ---------------------
                     --------------       --------------         ---------------------
Interest Bearing Liabilities:

Int-bearing demand    4,407      46  1.39  4,523      45   1.32   4,538     61    1.34
Money market savings  1,860      33  2.37  1,857      31   2.24   1,864     42    2.25
Savings deposits      2,529      56  2.94  2,872      63   2.90   2,812     81    2.88
Time deposits GREATER
  THAN $100M          5,666     247  5.82  4,827     202   5.58   5,019    302    6.02
Time deposits LESS
  THAN $100M         11,572     548  6.32 10,203     447   5.84   9,814    605    6.16
Other Borrowing       2,000      69  4.58  2,000      69   4.59   2,000     92    4.60
                     --------------       --------------         ---------------------
Total interest
  bearing
  liabilities        28,034     999  4.75 26,282     856   4.34  26,047  1,183    4.54
                     --------------       --------------         ---------------------
                     --------------       --------------         ---------------------
Net interest income           1,329                1,326                 1,769

Net interest spread                  4.88                  5.51                   5.24

Net yield on interest
  earning assets                     5.50                  5.99                   5.86


(1) Yield in 1996 negatively impacted by $9,800 write off of premium due to the early payoff of an SBA Guaranteed Pool.

                                    Nine Months                  Twelve Months
                                 Ended September 30,          Ended December 31,
                                    1996 vs 1995                1995 vs 1994
                              -----------------------        -------------------
                                Increase(Decrease)            Increase(Decrease)
                                   Due to Changes               Due to Changes
                              -----------------------        -------------------
                                Avg      Avg                  Avg     Avg
                              Volume    Rate    Total        Volume  Rate  Total
                              -----------------------        -------------------
                                             (Dollars in thousands)

Interest Earning Assets:

Int-bearing deposits
  at other banks               (15)      (2)      (17)        (6)       7     1
Invest securities               (7)     (12)      (19)       (21)      16    (5)
Federal funds sold             115      (20)       95         89       57   146
                               ----------------------       -------------------
Total investments               93      (34)       59         74       68   142

Loans
  Real estate                  (29)      27        (2)      (232)      14  (218)
  Installment                  (23)       4       (19)       (13)       9    (4)
  Commercial                    92       17       109        121      177   298
                               ----------------------       -------------------
  Total loans                   20       39        88        (98)     174    76

Total Interest Earning Assets  200      (53)      147         55      163   218
                               ----------------------       -------------------
                               ----------------------       -------------------

Interest Bearing Deposits:

Int-bearing demand              (1)       3         2         (6)       4    (2)
Money market savings             0        2         2         (8)      (1)   (9)
Savings deposits                (7)       1        (7)         3       13    16
Time deposits GREATER
  THAN $100M                    35       10        45         30       95   125
Time deposits LESS THAN
  $100M                         60       42       101         51       91   142
Other Borrowing                  0       (0)       (0)       (25)       3   (22)
                               ----------------------       -------------------
Total interest bearing
  deposits                      57       86       143         17      233   250
                               ----------------------       -------------------
                               ----------------------       -------------------
Net change in net interest     143     (139)        4         38      (70)  (32)

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

    Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At September 30, 1996 and 1995 the Bank's allowance stood at
1.01 percent and 1.11 percent of gross loans, respectively. A provision of $45,000 was made to the allowance during the nine months ended September 30,
1996, compared to a provision of $90,000 in the same period in 1995.   Charged
off loans during the nine months ended September 30, 1996 and

1995 totaled $20,000 and $91,000 respectively. Recoveries for the same periods were $13,000 and $18,000, respectively.

    The Bank's non performing (delinquent 90 days or more and nonaccrual) loans as a percentage of total loans was 1.19 percent at September 30, 1996 compared with .31 percent at September 30, 1995 and .14 percent at December 31, 1995

         Based upon statistics released by Federal and state banking authorities regarding banks of similar size or otherwise located in California, Management believes that the Bank 's ratios of delinquent and non performing loans to total loans are far better than average. Prudent collection efforts, and tighter lending controls, are responsible for the Bank's strong performance on these measures of credit quality. However, no assurance can be given that the Bank's loan portfolio will continue to measure well against its peers on these ratios and quality measures, or that losses will not otherwise occur in the future.


NON-INTEREST INCOME

    Total non-interest income for the nine months ended September 30, 1996 was $785,800, compared with $822,300 for the same period in 1995. The decrease of $36,500 was the result of a $9,600 increase in service charges on deposit accounts, while income from SBA loan sales and servicing decreased $90,400 and income from other service charges, commissions and fees increased $44,300. Merchant credit card processing accounted for $27,500 of the increase in other service charges, commissions and fees.

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

NON-INTEREST EXPENSE

    Salary and benefits expense for the nine months ended September 30, 1996 increased $66,700 compared with the same period in 1995. These increases were primarily due to employee merit pay increases and an addition to staff resulting from the opening of a Loan Production Office.

         For the nine months ended September 30, 1996 professional fees were $35,400 less than the same period in 1995.

    Other expenses for the nine months ended September 30, 1996 totaled $613,900 compared with $610,300 for the same period in 1995. Significant changes occurred in the following categories with decreases in FDIC and State Assessments ($36,800), director fees ($3,700), miscellaneous expense ($21,200), insurance expense ($1,300), SBA loan expense ($27,900), postage ($3,900) and stockholder expense ($5,500); increases in business development ($32,800), loan expense($5,500), advertising ($15.200), stationary and supplies ($14,800) and income taxes ($38,700).


LOANS

    Loans represented 75.55% of average earning assets, and 64.89% of average total assets for the nine months ended September 30, 1996, compared with 81.23% and 68.84%, respectively during 1995. For the nine months ended September 30, 1996 average loans increased 1.53% from $23,979,000 for the same period in 1995 to $24,346,000. Average real estate loans decreased $390,000 (3.0%), installment loans decreased $281,000 (27.68%); while average commercial loans increased $1,038,000 (10.43%).

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

    The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on nonaccrual status (referred to collectively as "nonperforming loans"):

                                            Nine Months Ended
                                             September 30,
                                         1996             1995
                                       -------          --------
                                         (Dollars in thousands)
ACCRUING,
PAST DUE 90 DAYS OR MORE:

Commercial                               262                0
Installment                                0                0
Other                                      0                0
                                      ------           ------
    Total accruing                       262                0

NONACCRUAL LOANS:

Commercial                                86               70
Installment                               25                4
Other                                      0                0
                                      ------           ------
    Total nonaccrual                     111               74

    Total nonperforming                  373               74

Total loans end of period             25,915           23,542

Ratio of nonperforming loans
  to total loans at end of period       1.44%            0.31%

    Nonperforming loans have decreased significantly in recent years. These decreases are the result of a strengthening of underwriting criteria, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel). The Bank does not have any foreign loans or loans for highly leveraged transactions.

SUMMARY OF LOAN LOSS EXPERIENCE

                               Nine Months Ended      Nine Months Ended
                               September 30, 1996     September 30, 1995
                               ------------------     ------------------
                                      (Dollars in thousands)
Average loans outstanding            24,345                  23,979

Allowance, beginning of period          225                     245

Loans charged off during period:
    Commercial                           14                      81
    Installment                           5                      10
    Real Estate                           0                       0
    Other                                 1                       0
                                     ------                  ------
    Total charge offs                    20                      91

Recoveries during period:
    Commercial                            1                      14
    Installment                          12                       4
    Other                                 0                       0
                                     ------                  ------
    Total recoveries                     13                      18

Net Loans charged off
    during the period                     7                      73

Additions to allowance for
    possible loan losses                 45                      90

Allowance, end of period                263                     262

Ratio of net loans charged off to
    average Loans outstanding
    during the period                 0.03%                   0.30%

Ratio of allowance to total
    at end of period                  1.01%                   1.11%

FUNDING SOURCES

    Average deposits for the nine months ended September 30, 1996 were $32,427,000 an increase of 8.95% compared with the average balance for 1995. Average certificates of deposit represented 53.66% of average deposits for the nine months ended September 30, 1996. Average interest checking, money market and savings accounts as a group were 27.38% of average deposits. Average demand deposits represented 18.97% of average deposits. The trend of deposits shifting to certificates of deposit has continued, resulting in a increased cost of funds.

    The Bank has a line of credit with the Federal Home Loan Bank of San Francisco. Two advances from the Federal Home Loan Bank with initial maturities of more than one year totaled $2,000,000 at September 30, 1996. Each advance is for $1,000,000 with interest rates of 4.29% and 4.88% and maturities of October 1996 and October 1998. Management believes that these advances provide funds of medium duration at a lower cost than comparable deposits. The Bank did not utilize any short term borrowings in 1996, 1995 or 1994.

CAPITAL RESOURCES

    The Bank maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends. At September 30, 1996, stockholders' equity was $3,088,800 versus $2,775,800 at December 31, 1995. The Bank paid cash dividends of $0.10 per share in both 1995 and 1994; no dividend was paid in 1993.

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

    Under current rules, all banks were required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 risk-based capital ratio of 10.24% and a total risk-based capital ratio of 11.24% at September 30, 1996 (calculated under regulatory accounting principles), well above the minimum regulatory requirements.

    The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill. The Bank had a leverage capital ratio of 6.95% at September 30, 1996 (calculated under regulatory accounting principles).

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

    As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets ("primary liquidity"), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets. In addition, it seeks to generally limit loans to not more than 90 percent of deposits. Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing. The Bank's primary liquidity at September 30, 1996 was 26.12 percent, while its average loan to deposit ratio for the nine months ended September 30, 1996 was 75.32 percent. The high level of liquidity has an adverse impact on interest income.

    The following table sets forth the interest rate sensitivity distribution of the Bank's interest-earning assets and interest-bearing liabilities as of September 30, 1996, the Bank's interest rate sensitivity gap ratio (i.e., the difference between interest rate sensitive assets and interest rate sensitive liabilities divided by total assets) and the Bank's cumulative interest rate sensitivity gap ratio. For purposes of the table, except for savings deposits and money market, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms. More than all of the Bank's interest rate sensitivity gap is offset by non-interest bearing sources of funds (demand deposits and capital). Generally, a bank with a positive rate sensitivity gap ratio can anticipate that increases in market rates of interest will have a favorable impact on net interest income, while decreases will have unfavorable impact. Banks with a negative interest rate sensitivity gap will experience the reverse. The Bank's one year cummulative interest sensitivity gap of .23 percent, indicating assets and liabilities maturing or repricing within one year are almost equal.

                                      After     After
                                      Three     One
                                      Months    Year
                                        But      But
                            Within    Within    Within     After
                            Three      One       Five      Five
                            Months     Year      Years     Years
                           --------  --------  --------- ----------
                                              (Dollars in Thousands)

INTEREST EARNING ASSETS:

Investment securities         --      --        1,499       1,001
Federal Funds Sold           4,800    --          --          --
Loans                       11,637   2,582      6,690       4,507
                            ------  ------     ------       -----
Total                       16,437   2,582      8,189       5,508

INTEREST-BEARING LIABILITIES:

Savings deposits             2,163    --          --          --
Money Market accounts        6,544    --          --          --
Certificates over $100,000   1,718   1,742      1,914         --
Other time deposits          1,735   4,026      6,567         --
Other Borrowings             1,000    --        1,000         --
                            ------  ------     ------       -----
Total                       13,160   5,768      9,481         --

Total Assets                39,153

Interest rate sensitivity
  gap                        3,277  (3,186)    (1,292)      5,508

Cumulative interest
  sensitivity gap            3,277      91     (1,201)      4,307

Interest rate sensitivity
  gap ratio                  8.38%  (8.14%)    (3.30%)     14.08%

Cumulative interest rate
  sensitivity gap ratio      8.38%   0.23%     (3.07%)     11.01%

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

     The Corporation has minimal cash on hand and no sources of revenues or liquidity other than dividends, tax equalization payments or management fees from the Bank. The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law.

INVESTMENT SECURITIES

    The following table sets forth the book and market value of the Bank's investment securities as of September 30, 1996:

                            INVESTMENT PORTFOLIO MIX

                                     September 30, 1996
                                    Book            Market
                                    value           value
                                  --------         --------
                                   (Dollars in thousands)

Available for sale:                     0               0

Held to maturity:
U. S. Treasury Securities             499             499
U. S. Government Agency Securities   2001            1984
Federal Home Loan Bank Stock          295             295
                                     ----            ----
Total                                2795            2778


    The following table summarizes the maturity of the Bank's investment securities at September 30, 1996:

                         INVESTMENT PORTFOLIO MATURITIES
                             (Dollars in thousands)

                                            Over 1    Over 5
                                  1 year    through   through   Over 10
                                  or less   5 years   10 years  years
                                  -------   -------   --------  -------
U. S. Treasury Securities            --       499         --      --
U. S. Government Agency Securities           1000         501     500
Federal Home Loan Bank Stock         295      --          --      --
                                     ---     ----         ---     ---
Total                                295     1499         501     500

    The following reconciliation shows the difference between certain financial data, pertaining to the Bank, under GAAP and RAP.

                                                 GAAP           RAP
                                            -------------   -------------
                                        (Dollars in 000's except per share data)

SEPTEMBER 30, 1995

    Assets                                    $  36,088       $  35,820
    Earnings for period                             391             245
    Earnings per share                             0.38            0.23
    Capital at end of period                      2,975           2,520
    Book Value                                     3.38            2.87
    Risked-Based capital ratios
      Tier 1                                      12.89%          10.87%
      Total                                       14.12%          11.99%
    Leverage capital ratio                         8.26%           7.00%


DECEMBER 31, 1995:

    Assets                                    $  36,657       $  36,343
    Earnings for period                             278             263
    Earnings per share                             0.27            0.25
    Capital at end of period                      2,776           2,433
    Book Value                                     3.16            2.77
    Risked-Based capital ratios
      Tier 1                                      12.69%          10.92%
      Total                                       13.71%          11.92%
    Leverage capital ratio                         7.59%           6.65%


SEPTEMBER 30, 1996

    Assets                                    $  39,116       $  35,820
    Earnings for period                             358             245
    Earnings per share                             0.35            0.23
    Capital at end of period                      3,090           2,520
    Book Value                                     3.51            2.87
    Risked-Based capital ratios
      Tier 1                                      11.79%          10.24%
      Total                                       12.79%          11.24%
    Leverage capital ratio                         7.90%           6.98%

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        NORTHERN CALIFORNIA BANCORP, INC.

Date:  October 6, 1996       By: /s/  Charles T. Chrietzberg, Jr.
                                 -----------------------------------------
                                 Charles T. Chrietzberg, Jr.
                                 Chief Executive Officer
                                 and President

Date: October 6, 1996        By: /s/   Bruce N. Warner
                                 -----------------------------------------
                                 Bruce N. Warner
                                 Chief Financial Officer and
                                 Principal Accounting Officer