Form 10KSB40
period 1996-12-31
NORTHERN CALIFORNIA BANCORP INC
filed 1997-03-31
CIK 1006820

                           U.S. SECURITIES AND EXCHANGE COMMISSION
                                   Washington D.C.  20549
                                         FORM 10-KSB


  X    Annual report under Section 13 or 15(d) of the Securities Exchange Act
 ---   of 1934 (Fee required) for fiscal year ended December 31, 1996

       Transition report under Section 13 or 15(d) of the Securities Exchange
 ---   Act of 1934 (No fee required) for the period from _________ to _________

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
                                  Telephone: (408) 649-4600

    Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes   X    No
             -----     -----

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB   X
                                            -----

    Revenues for the year ended December 31, 1996.     $4,852,700.

    As of March 1, 1997, the Corporation had 879,465 shares of common stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Corporation was $1,398,500, based on the most recent sale at $2.75 per share on February 3, 1997.

    The following documents are incorporated by reference to the parts indicated of this Form 10-KSB:

    1. Portions of the Independent Auditor's Report for the fiscal year ended December 31, 1996 are incorporated by reference in Part I Item 3 and Part II
Item 6.

                                        PART I

ITEM 1. BUSINESS

GENERAL

     Northern California Bancorp, Inc. (the "Corporation") was incorporated on August 29, 1995, as a for-profit corporation under the California Corporate laws for the principal purpose of engaging in banking and non-banking activities as allowed for a bank holding company. The Corporation owns 100% of Monterey County Bank (the"Bank"). The Corporation's sole sources of (unconsolidated) revenues at this time are potential dividends, management fees and tax equalization payments, if any, from the Bank. While these sources cannot be assured, and may be limited, the Corporation has no direct cash needs other than limited expenses related to corporate and regulatory compliance.

     Compliance with environmental laws has not had a material impact on the operations of the Bank or the Corporation, although the Bank faces potential liability or losses if its borrowers fail to comply with such laws and the Bank acquires contaminated properties in foreclosure.

BANK SUBSIDIARY

     Monterey County Bank, an independent, California chartered commercial banking corporation was chartered by the State of California on July 30, 1976. The Bank's customer base includes individuals, small and medium sized businesses and a variety of government agencies with residences, offices or other relationships located in or about the city and county of Monterey, California, including the city of Carmel. The Bank offers its customers a wide variety of the normal personal, consumer and commercial services expected of a locally owned, independently operated bank. Its deposits are insured by the FDIC, and, as such, the Bank is subject to regulations by that federal agency and to periodic audits of its operations and documentary compliance by FDIC personnel. As a state chartered bank which is not a member of the Federal Reserve System, it is also regulated and periodically examined by the California State Banking Department.

     The Bank's activities are conducted at its principal offices, 601 Munras Ave., Monterey, California and at its sole branch in Carmel, California. The Bank will open a branch office in Pacific Grove, California in the second quarter 1997.

     At December 31, 1996 the Bank's had total assets, deposits and shareholders' equity of approximately $40,778,500, $36,207,000 and $2,864,600, respectively.

EMPLOYEES

     At December 31, 1996 the Northern California Bancorp, Inc. and its subsidiary Monterey County Bank employed a total of 30 full time equivalent persons.

COMPETITION

     All phases of the Bank's business have been, since inception, and will continue to be subject to significant competitive forces. Although the Bank has increasing recognition in its primary service area and Monterey County, it nevertheless has to compete with other independent local banking institutions, including commercial banks and savings and loan associations, as well as branch offices of regional commercial banks, some of which have assets, capital and lending limits substantially larger than the Bank, as well as wider geographic markets, more support services and larger media advertising capabilities. The Bank will also compete with respect to its lending activities, as well as in attracting demand deposits, with savings banks, savings and loan associations, insurance companies , regulated small loan companies and credit unions, as well as securities brokerage offices which can issue commercial paper and other securities (such as shares in money market funds).

     Among the advantages such institutions have over the Bank are their ability to finance wide ranging advertising campaigns and to allocate their investment assets to regions of highest yields and demand. Many institutions offer certain services, such as trust services and international banking, which the Bank does not currently offer or plan to offer. By virtue of their greater total capital, such institutions have substantially higher lending limits than the Bank (legal lending limits to an individual customer being limited to a percentage of a bank's total capital accounts). These competitors may intensify their advertising and marketing activities to counter any efforts by the Bank to further attract new business as a commercial bank. In addition, as a result of legislation enacted earlier in the decade, there is increased competition between banks, savings and loan associations and credit unions for the deposit and loan business of individuals. These activities may hinder the Bank's ability to capture a significant market share.

     To compete with the financial institutions in its primary service area, the Bank intends to use the flexibility which its independent status will permit. Its activities in this regard include an ability and intention to respond quickly to changes in the interest rates paid on time and savings deposits and charged on loans, and to charges imposed on depository accounts, so as to remain competitive in the market place. It also will continue to emphasize specialized services for the small business person and professional, and personal contacts by the Bank's officers, directors and employees. If there are customers whose loan demands exceed the Bank's lending limits, the Bank has the ability to arrange for such loans on a participation basis with other financial institutions. No assurance can be given, however, that the Bank's efforts to compete with other financial institutions in its primary service area will be successful.

     The Bank provides a range of competitive retail and commercial banking services. The deposit services offered include various types of personal and business checking accounts, savings accounts, money market investment accounts, certificates of deposit, and retirement accounts. Lending services include consumer loans, various type of mortgage loans for residential and commercial real estate, personal lines of credit, home equity loans, real estate construction, accounts receivable financing, commercial loans to small and medium size businesses and professionals. The Bank also provides drive-through facilities, at its Monterey and Carmel offices, and night depository facilities for customer convenience. The Bank offers safe deposit box facilities, cashiers' checks, travelers checks, U.S. Savings Bonds, and wire transfers. The Bank does not provide trust services.

     While the Bank has the authority to engage in a wide range of banking activities, and offers most of the types of banking services of a commercial bank, over the past three years it has derived much of its profitability and differentiated itself from its competitors through (i) commercial and real estate loans guaranteed by the Small Business Administration ("SBA"); and
(ii) credit card depository services for merchants.

     The Bank depends largely on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings, and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio, comprise the major portion of the Bank's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Bank are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

     Monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board, also impact on the Bank's business. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

SUPERVISION AND REGULATION

The Corporation

     Future offers or sales of the stock of the Corporation will be subject to the registration requirements of the Securities Act of 1933, and qualification under the California Corporate Securities Act of 1968, and possibly other state Blue Sky laws, (unless an exemption is available), although the Bank's Common Stock is exempt from such requirements.

     On December 29, 1995, after receipt of appropriate approvals, and/or passage of notice periods without objection, from the California Superintendent of Banks, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System and the shareholders of the Bank, the Corporation acquired the Bank through a reverse triangular merger (the "Merger"). As a result, by operation of law, each outstanding share of common stock of the

Bank prior to the Merger was converted into a share of common stock of the Corporation, while the Corporation became the sole owner of the newly issued shares of common stock of the Bank.

     The Bank Holding Company Act of 1956, as amended, places the Corporation under the supervision of the Board of Governors of the Federal Reserve System (the "FRB"). The Corporation must generally obtain the approval of the FRB before acquiring all or substantially all of the assets of any bank, or ownership or control of any voting securities of any bank if, after giving effect to such acquisition, the Corporation would own or control more than 5% of the voting shares of such bank. An application for such approval with respect to the acquisition of the Bank has been prepared.

     A bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the FRB considers whether the performance of such activities by a bank holding company would offer advantages to the public which outweigh possible adverse effects.

     The FRB's Regulation "Y" sets out the non-banking activities which are permissible for bank holding companies under the law, subject to the FRB's approval in individual cases. Most of these activities are now permitted for
California banks that are well-capitalized.   The Corporation and its
subsidiaries will also be subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities. Bills have been introduced in Congress that may eliminate the barrier between commercial banking and investment banking, commerce or insurance, or some combination thereof. In many of the legislative proposals, in order to protect the relevant deposit funds, certain activities within a holding company system would only be permitted to be engaged in by non-bank subsidiaries of the holding company. Management cannot predict whether any such proposals or legislation will be adopted or what the effect, if adopted, they will have on the Bank or Corporation.

     The Corporation will be required to file reports with the FRB and provide such additional information as the FRB may require. The FRB will also have the authority to examine the Corporation and each of its subsidiaries with the cost thereof to be borne by the Corporation. Under California banking law, the Corporation and its subsidiaries are also subject to examination by, and may be required to file reports with, the Superintendent.

     The Corporation and any subsidiaries which it may acquire or organize after the reorganization will be deemed affiliates of the Bank within the meaning of the Federal Reserve Act. Pursuant thereto, loans by the Bank to affiliates, investments by the Bank in affiliates' stock, and taking affiliates' stock by the Bank as collateral for loans to any borrower will be limited to 10% of the Bank's capital, in the case of any one affiliate, and will be limited to 20% of the Bank's capital, in the case of all affiliates. Federal and State law place other limitations on transactions between the Bank and its affiliates designed to ensure that the Bank receives treatment in such transactions comparable to that available from unaffiliated third parties.

     The Corporation and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, the Bank may not condition an extension of credit on a customer's obtaining other services provided by it, the Corporation or any other subsidiary, or on a promise from its customer not to obtain other services from a competitor.

SUBSIDIARY BANK

     Both federal and state law provide extensive regulation of the banking business. State and federal statutes and regulations apply to many aspects of the Bank's operations, including minimum capital requirements, reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. The California Superintendent of Banks and the FDIC provide primary supervision, periodic examination and regulation of the Bank.

     The FDIC, through its Bank Insurance Fund (the "BIF") insures the Bank's deposits, currently up to a maximum of $100,000 per depositor. For this protection, the Bank, like all insured banks, pays a semi-annual statutory assessment and is subject to the rules and regulations of the FDIC. Although the Bank is not a member of the Federal Reserve System, certain regulations of the Federal Reserve Board also apply to its operations.

     California law restricts the amount available for cash dividends by state-chartered banks to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions to stockholders made during such period). Cash dividends may also be paid in an amount not exceeding the net income for such bank's last preceding fiscal year after obtaining the prior approval of the Superintendent. The FDIC also has authority to prohibit the Bank from engaging in unsafe or unsound practices. The FDIC can use this power, under certain circumstances, to restrict or prohibit a bank from paying dividends.

     Federal law imposes restrictions on banks with regard to transactions with affiliates, including any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, its affiliates, as well as the purchase of or investments in stock or other securities thereof, or the taking of such securities as collateral for loans, and the purchase of assets of from affiliates. These restrictions have the effect of preventing affiliates (such as the Corporation) from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Secured loans and investments by the Bank are limited to 10% of the Bank's capital and surplus (as defined by federal regulations) in the case of any one affiliate, and 20% thereof in the case of all affiliates. California law also imposes certain restrictions with respect to transactions involving other controlling persons of the Bank.

     From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. The Bank cannot predict what, if any legislation or regulations will be enacted, or the impact thereof on its business and profitability.

     CAPITAL STANDARDS

     Government agencies have traditionally regulated bank capital through explicit and implicit guidelines and rules. State law requires "adequate" capital, without objective definition. Federal law and regulations require minimum levels of risk-based and so-called "Leverage" capital.

     FDIC guidelines implement the risk-based capital requirements. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles (using the rough measures set forth therein) among banking organizations, take certain off-balance sheet items into account in assessing capital adequacy and minimize disincentives to holding liquid, low-risk assets. Under these guidelines, assets and credit equivalent amounts of off-balance sheet items, such as letters of credit and outstanding loan commitments, are assigned to one of several risk categories, which range from 0% for risk-free assets, such as cash and certain U.S. government securities, to 100% for relatively high-risk assets, such as loans and investments in fixed assets, premises and other real estate owned. The aggregate dollar amount of each category is then multiplied by the risk-weight associated with that category. The resulting weighted values from each of the risk categories are then added together to determine the total risk-weighted assets.

     The guidelines require a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% must consist of Tier I capital. Higher risk-based ratios are required to be considered "well capitalized" under prompt corrective action provisions.

     A banking organization's qualifying total capital consists of two components: Tier I capital (core capital) and Tier 2 capital (supplementary capital). Tier I capital consists primarily of common stock, related surplus and retained earnings, qualifying noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries. Intangibles, such as goodwill, are generally deducted from Tier 1 capital; however, purchased mortgage servicing rights and purchased credit card relationships may be included, subject to certain limitations. At least 50% of the banking organization's total regulatory capital must consist of Tier 1 capital.

     Tier 2 capital may consist of (i) the allowance for loan and lease losses in an amount up to 1.25% of risk-weighted assets; (ii) cumulative perpetual preferred stock and long-term preferred stock and related surplus;
(iii) hybrid capital instruments (instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus, in an amount up to 50% of Tier 1 capital. The inclusion of the foregoing elements of Tier 2 capital are subject to certain requirements and limitations of the federal banking agencies.

     The FDIC imposes a minimum leverage ratio of Tier I capital to average total assets of 3% for the highest rated banks, and 4% for all other banks. Institutions experiencing or anticipating significant growth or those with other than minimum risk profiles are expected to maintain capital at least 100-200 basis points above the minimum level.

     In addition, the Federal Reserve Board and the FDIC have issued or proposed rules to take account of interest rate risk, concentration of credit risk and the risks of nontraditional activities in calculating risk-based capital.

     For capital adequacy purposes, deferred tax assets that can be realized from taxes paid in prior carry-back years, and from the future reversal of temporary differences, are generally unlimited. However, deferred tax assets that can only be realized through future taxable earnings, including the implementation of a tax planning strategy, count toward regulatory capital purposes only up to the lesser of (i) the amount that can be realized within one year of the quarter-end report date or (ii) 10% of Tier I capital. The amount of deferred taxes in excess of this limit, if any, would be deducted from Tier I capital and total assets in regulatory capital calculations.

     A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets, including dollar equivalents for certain off-balance sheet assets.

     Effective January 17, 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy. Management of the Company does not believe that the Bank's assets and activities, as currently structured, would lead the FDIC to require additional capital under this rule.

     In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses (the "ALLL") which calls for the maintenance of the ALLL at a level at least equal to the "estimated credit losses" in the bank's loan portfolio. "Estimated credit losses" are defined as "an estimate of the current amount of the loan and lease portfolio (net of unearned income) that is not likely to be collected; that is, net charge-offs that are likely to be realized for a loan or pool of
loans given facts and circumstances as of the evaluation date."   The policy
statement also suggests that a test of reasonableness be applied to the ALLL, which test is satisfied if the ALLL equals or exceeds the sum of (a) assets classified loss; (b) 50% of assets classified doubtful; (c) 15% of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming twelve months. The Bank believes that its ALLL exceeds the amounts that would be required under the terms of this policy statement and under such test of reasonableness. However, this a very subjective matter, and the Bank cannot assure that any bank examiner would agree with its evaluation, or that losses ultimately incurred from the Bank's portfolio would not exceed the amounts so provided.

     Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

     PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

     Under Section 38 of the FDIA, as added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall generally be deemed to be: (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     Section 38 of the FDIA and the implementing regulations also provide that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. (The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

     An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of
Section 38 of the FDIA, which sets forth various mandatory and discretionary restrictions on its operations.

     At December 31, 1996, the Bank met the tests to be categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

     SAFETY AND SOUNDNESS STANDARDS

     Federal law requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The federal banking agencies recently adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement safety and soundness standards required by the FDIA. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The agencies also proposed asset quality and earnings standards which, if adopted in final, would be added to the Guidelines. Under the final regulations, if the FDIC determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIA. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     PREMIUMS FOR DEPOSIT INSURANCE

     The FDIC adopted regulations implementing a risk-based premium system required by federal law. Under the regulations which cover the assessment periods commencing on and after January 1, 1994, insured depository institutions are required to pay insurance premiums within a range of 23 cents per $100 of deposits to 31 cents per $100 of deposits depending on their risk classification. The FDIC, effective September 30, 1995, lowered assessments from their rates of $.23 to $.31 per $100 of insured deposits to rates of $.04 to $.31, depending on the health of the bank, as a result of the recapitalization of the BIF. On November 15, 1995, the FDIC voted to drop its premiums for most well capitalized banks to zero (with a minimum $2,000. per year paid in any event). The Bank has been eligible for the minimum payment since January 1, 1996. Other banks will be charged risk-based premiums up to $.27 per $100 of deposits. These adjusted rates will terminate at the end of June, 1997.

     INTERSTATE BANKING AND BRANCHING

     On September 29, 1994, the President signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain regulatory approval to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control
(a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

     The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirement and conditions as for a merger transaction.

     The Interstate Act is likely to increase competition in the Bank's market areas especially from larger financial institutions and their holding companies. It is difficult to asses the impact such likely increased competition will have on the Bank' operations.

     On October 2, 1995, the "California Interstate Banking and Branching Act of 1995" (the "1995 Act") became effective. The 1995 Acts generally allows out-of-state banks to enter California by merging with, or purchasing, a California bank or industrial loan company which is at least five years old. Also, the 1995 Act repeals the California Interstate (National) Banking Act of 1986, which previously regulated the acquisition of California banks by out-of-state bank holding companies. In addition, the 1995 Act permits California state banks, with the approval of the Superintendent of Banks, to establish agency relationships with FDIC-insured banks and savings associations. Finally, the 1995 Act provides for regulatory relief, including (i) authorization for the Superintendent to exempt banks from the requirement of obtaining approval before establishing or relocating a branch office or place of business, (ii) repeal of the requirement of directors' oaths (Financial Code Section 682), and (iii) repeal of the aggregate limit on real estate loans (Financial Code Section 1230).

     COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

     The Bank is subject to certain fair lending requirements, reporting obligations involving home mortgage lending operations and Community Reinvestment Act (the "CRA"). The CRA generally requires the federal banking agencies to evaluate the record of financial institutions in meeting the credit needs of their local community, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

     In May, 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institutions' actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. In March 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending.
 The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact. Management of the Bank believes that the Bank is in substantial compliance with all requirements under these provisions. Following the Bank's most recent CRA examination, the Bank's rating was "outstanding".

     OTHER REGULATIONS AND POLICIES

     The federal regulatory agencies have adopted regulations that implement
Section 304 of FDICIA which requires federal banking agencies to adopt uniform regulations prescribing standards for real estate lending. Each insured depository institution must adopt and maintain a comprehensive written real estate lending policy, developed in conformance with prescribed guidelines, and each agency has specified loan-to-value limits in guidelines concerning various categories of real estate loans.

     Section 24 of the Federal Deposit Insurance Act (the "FDIA"), as amended by the FDICIA, generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

     FDIC regulations implementing Section 24 of the FDIA provide that an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

     REGULATORY ENFORCEMENT POWERS

     Commercial banking organizations, such as the Bank, may be subject to enforcement actions by the FDIC and the Superintendent for engaging in unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits, the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of the FDICIA.

     CALIFORNIA AND FEDERAL BANKING LAW

     The Federal Change in Bank Control Act of 1978 prohibits a person or group of persons "acting in concert" from acquiring "control" of a bank or holding company unless the appropriate federal regulatory agency has been given 60 days' prior written notice of such proposed acquisition and, within that time period, has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to the expiration of the disapproval period if the agency issues written notice of its intent not to disapprove the action. The acquisition of more than 10% of a class of voting stock of a bank (or holding company) with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (such as the Common Stock), is generally presumed, subject to rebuttal. to constitute the acquisition of control.

     Under the California Financial Code, no person shall, directly or indirectly, acquire control of a California licensed bank or a bank holding company unless the Superintendent has approved such acquisition of control.
A person would be deemed to have acquired control of the Corporation under this state law if such person, directly or indirectly, has the power (i) to vote 25% or more of the voting power of the Corporation or (ii) to direct or cause the direction of the management and policies of the Corporation. For purposes of this law, a person who directly or indirectly owns or controls 10% or more of the Common Stock would be presumed to control the Corporation, subject to rebuttal.

     In addition, any "company" would be required to obtain the approval of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), before acquiring 25% (5% in the case of an acquirer that is, or is deemed to be, a bank holding company) or more of the outstanding Common Stock of, or such lesser number of shares as constitute control over, the Bank or the Corporation.

     The Community Reinvestment Act of 1977 ("CRA") and the related Regulations of the Comptroller of the Currency, the Board of Governors of the Federal Reserve and the Federal Deposit Insurance Corporation ("FDIC") are intended to encourage regulated financial institutions to help meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The CRA and such regulations provide that the appropriate regulatory authority will assess the records of regulated financial institutions in satisfying their continuing and affirmative obligations to help meet the credit needs of their local communities as part of their regulatory examination of the institution. The results of such examinations are made public and are taken into account upon the filing of any application to establish a domestic branch, to merge or to acquire the assets or assume the liabilities of a bank. In the case of a bank holding company, the CRA performance record of the subsidiary bank(s) involved in the transaction is reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

     GAAP/RAP DIFFERENCES

     This report and the Corporation's financial statements have been presented under generally accepted accounting principles (GAAP), unless otherwise noted. In some cases, the FDIC's rules and/or regulations require, or have been interpreted to require, a different treatment of the accounting for a specific issue. When this occurs, certain items on the Bank's financial statements differ from the same items on the reports prepared under regulatory accounting principles (RAP). The following four items are GAAP/RAP differences that are being carried by the Bank and the Corporation.

     - When the Monterey headquarters building was sold in 1985, the gain of $496,500 was deferred over eight years. In addition, any leasehold improvements made since then had also been depreciated over the same eight year period. When the building sold again in 1988, a new two-year lease was entered into which became effective May 1, 1988. At that time, the remaining deferred gain and leasehold improvements were amortized over two years. Although Management and the Bank's accountants believed that this treatment was appropriate under GAAP, the FDIC advised that it was not acceptable under RAP. The benefits of this deferred gain ended in 1990 under GAAP. However, the deferred gain and the associated leasehold improvements depreciation continued to accrue under RAP through 1993. This had the affect of increasing earnings under RAP starting in 1990.

     - Expenses related to the computer conversion that took place in 1990 were deferred over the three-year term of the data processing contract as provided by GAAP. FDIC examiners required certain conversion costs be expensed for RAP. These costs were expensed in 1990 under RAP, and were accrued through 1993 under GAAP. This had the affect of increasing earnings under RAP starting in 1991.

     - When the guaranteed portion of an SBA loan is sold there is a provision in the sales agreement that, in the very unlikely situation that the loan pays off or goes into default during the first three months, the SBA agrees to repurchase the loan and the seller agrees to return any premium paid on the loan. Under GAAP, the sale is reported assuming the most likely scenario, which is that the loan will last more than three months. According to FDIC examiners, FDIC rules specify that any condition of sale should be considered as likely to happen, and therefore, the income from the sale cannot be reported under RAP until three months after the sale. This has the effect of deferring income under RAP. Depending upon timing circumstances, current earnings may be increased or decreased under RAP.

     - The Bank's investment in a SBA loan is allocated among the retained portion of the loan, excess servicing retained, and the sold portion of the loan, based on the relative fair market values of each portion at the time of loan origination, adjusted for payments and other activities. Excess servicing fees for GAAP are reflected as an asset which is amortized over the assumed half life of the loan. FDIC examiners have determined that certain excess SBA servicing rights do not constitute an asset under RAP. Therefore, under RAP a servicing asset is not created at the time of the sale, and any GAAP amortization must be eliminated. The Company has not recorded any excess servicing for GAAP purposes since 1991.

     The following reconciliation shows the difference between certain financial data under GAAP and RAP:

                                                      GAAP         RAP
                                                   (Dollars in thousands,
                                                  except per share amounts)
DECEMBER 31, 1996:

     Assets                                        $  40,799    $  40,508
     Earnings for period                                 213          233
     Earnings per share                                 0.21         0.23
     Capital at end of period                          2,898        2,592
     Book Value per share                               3.30         2.95
     Risk-Based capital ratios
        Tier                                           11.55%       10.36%
        Total                                          12.56%       11.37%
     Leverage capital ratio                             7.10%        6.40%


DECEMBER 31, 1995:

     Assets                                          $36,698      $36,343
     Earnings for period                                 278          263
     Earnings per share                                 0.27         0.25
     Capital at end of period                          2,776        2,433
     Book Value per share                               3.16         2.77
     Risk-Based capital ratios
        Tier 1                                         12.64%       10.90%
        Total                                          13.66%       11.90%
     Leverage capital ratio                             7.56%        6.66%

RESEARCH

     Neither the Corporation nor the Bank makes any material expenditures for research and development.

DEPENDENCE UPON A SINGLE CUSTOMER

     Neither the Corporation nor the Bank is dependent upon a single customer or very few customers. The Bank's business is concentrated in, and largely dependent upon the strength of the local economy in, the Monterey Peninsula area of Northern California. The local economy is affected by both national trends and by local factors. Tourism and the activities at the former Fort Ord military base are among the major contributors to the local economy. The opening of the California State University at Monterey Bay on the former Fort Ord military base may lessen the impact of the base closure.

ITEM 2. PROPERTIES

     The main office of the Bank, which also serves as the principal office of the Corporation, is located at 601 Munras Ave., Monterey, California 93940. This facility contains a lobby, executive and customer service offices, teller stations, safe deposit boxes and related non-vault area, vault, operations area, lounge and miscellaneous areas. A drive-through facility and adequate paved parking are also on the premises. Both the land and all improvements thereto are owned by the Bank. The Bank currently operates one branch in Carmel, California, approximately 10 miles from the Bank's main office, with another branch office, in Pacific Grove, California, scheduled to open the beginning of the second quarter of 1997. The land and improvements dedicated to the Carmel and Pacific Grove branch offices are leased. The Bank closed its Loan Production, located in Salinas, California, on November 30, 1996. See Footnote 9 to the Corporation's financial statements included herewith.

     Generally, neither the Bank nor the Corporation may invest in equity interests in real estate, except for the direct use of the Bank or the Corporation in their business. The Bank makes and/or purchases loans secured by real estate, subject to normal banking practices, its own policies and the restrictions described above under Item 1.

ITEM 3. LEGAL PROCEEDINGS

     In November of 1996 the Bank learned that Watsonville Federal Savings and Loan Association (WFS) was changing its name to Monterey Bay Bank. Because WFS has several branches in the bank's immediate market area and the name "Monterey Bay Bank" appears to be confusingly similar to Monterey County Bank's name, the Bank's management was concerned that the Bank's marketing program would be jeopardized and that the public would not relate the Bank's advertising and civic contributions to it. Following discussions, WFS refused to abandon the "Monterey Bay Bank" name and Monterey County Bank filed a civil law suit against WFS and its holding company Monterey Bay Bancorp which seeks to enjoin the use of the "Monterey Bay Bank" name on the grounds that the use of the name unfairly infringes on the Bank's name and will damage the Bank. Monterey County Bank's law suit also seeds monetary damages arising from any use of the "Monterey Bay Bank" name. While the full impact to Monterey County Bank from the use of the "Monterey Bay Bank" name is not yet known, the Bank's suit seeks one million dollars ($1,000,000.00) in compensatory damages. Monterey County Bank's management is firmly committed to protecting its trade name by prosecuting the suit to conclusion and has spent sixty thousand dollars ($60,000.00) to date in pursuing the suit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders in 1996.

                                PART II

ITEM 5. MARKET FOR THE CORPORATION'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS.

     Neither the Corporation's, which is held by approximately 600 persons, nor the Bank's, stock has ever been actively traded. To the Corporation's knowledge no brokers have handled trades in the Bank's stock during the past four years, and there are no published "bid/asked" quotes for such stock or the stock of the Corporation. During the same period, no broker acted as a market maker for the Corporation or Bank's Common Stock. Accordingly, the market price data contained herein does not represent the value which would be assigned in an efficient market. The Common Stock is not listed on any securities exchange or quoted on the National Association of Securities Dealers Automated System.

     The following table sets forth, according to information known to the Corporation, the price paid per share in, and volume of, transactions in the Bank's stock during the quarters ended March 31, 1994 to December 31, 1996.


       Quarter/Year              Price        Volume (1)
    -------------------          -----       ------------
    1st quarter of 1994           ---               0
    2nd quarter of 1994           ---               0
    3rd quarter of 1994           ---               0
    4th quarter of 1994          2.00           4,257

    1st quarter of 1995          2.75          20,565
    2nd quarter of 1995          2.75           2,592
    3rd quarter of 1995          2.75           1,000
    4th quarter of 1995          2.75           5,885

    1st quarter of 1996          2.75           6,720
    2nd quarter of 1996       2.50/2.75         1,285
    3rd quarter of 1996          2.75             210
    4th quarter of 1996          2.75           1,574


(1) For the period presented, the information indicated may not include information on shares which may have been traded directly by shareholders or through dealers.

     The principal source of cash flow of the Corporation, including cash flow to pay dividends on its stock or principal and interest on debt, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Corporation, as well as by the Corporation to its shareholders.

     If in the opinion of the applicable federal and/or state regulatory authority, a depository institution or holding company is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution or holding company, could include the payment of dividends), such authority may require, after notice and hear (except in the case of an emergency proceeding where there in no notice or hearing), that such institution or holding company cease and desist from such practice. Moreover, the Federal Reserve and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings.

     Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), an FDIC insured depository institution may not pay any dividend if payment would cause it to become undercapitalized or once it is undercapitalized.

     The Bank's payment of dividends, as a California chartered commercial banking corporation, is regulated by the California Financial Code. Under the California Financial Code, funds available for cash dividend payments by the Bank are restricted to the lessor of: (I) retained earnings; or (ii) the Bank's net income for its last three fiscal years (less any distributions to the stockholders made during such period). As of December 31, 1996, the Bank had $84,900 in retained earnings. Cash dividends may also be paid out of net income for a bank's last preceding fiscal year upon the prior approval of the Superintendent in an amount not exceeding the greater of the: (I) retained earnings of a bank; (ii) net income of a bank for its last fiscal year; or (iii) net income of a bank for its current fiscal year. If the Superintendent finds that the stockholder's equity of a bank is not adequate, or that payment of a dividend would be unsafe or unsound, the Superintendent may order the Bank not to pay a dividend to the Bank's shareholders, even if it meets the standards set forth in the California Financial Code. With the approval of the Superintendent, the Bank could pay up to $233,300 in dividends to the Corporation as of the date hereof. However, Management of the Corporation does not anticipate that it will seek such approval during 1997.

     In December 1994 the Bank sought and received approval from the State Banking Department for the payment of a $.10 per share cash dividend. This was the first cash dividend paid by the Bank since December 1980, the last stock dividend was paid in December 1981.

     In December 1995 the Bank paid a $.10 per share cash dividend. During 1995, the Bank had positive retained earnings; therefore no approval from the State Banking Department was necessary.

     In December 1996 The Corporation paid an $.11 per share cash dividend. The Bank paid dividends totaling $150,000.00 to the Corporation during 1996.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION

OVERVIEW

     The following discussion reviews and analyzes the operating results and financial condition of the Corporation, focusing on the Bank. It should be read in conjunction with the financial statements and the other financial data presented elsewhere herein. The Corporation had no activities other than its organization during 1995.

     Net income for each of the last three years was $256,700 in 1994, $278,000 in 1995 and $213,400 in 1996. The earnings per share for each of the last three years was $.25, $.27 and $.21 respectively. Return on average shareholders' equity was 9.85%, 9.57% and 7.25% in 1994, 1995 and 1996, respectively. The Bank's return on average assets was .75%,
 .79% and .56% in 1994, 1995 and 1996, respectively.

     The decrease in earnings during 1996 was largely due to a $88,600 increase in total operating expenses, a $30,800 increase in provision for income taxes and a $51,600 decrease in other operating income.
These factors were partially offset by a $38,500 increase in net interest income and a $67,500 decrease in the provision for loan losses.

     The following table provides a summary of the income statement, balance sheet, and selected ratios for the last five years. A more detailed analysis of each component of net income is included under the appropriate captions which follows.


                                         As of and for the years Ended December 31,
                                        --------------------------------------------
                                         1996     1995     1994     1993     1992
                                        ------   ------   ------   ------   ------
                                        (Dollars in thousands except per share data)

Summary of Operating Results:

Total interest income                   3,140    2,952    2,734    2,604    2,772
Total interest expense                  1,334    1,183      933      920    1,108
                                        -----    -----    -----    -----    -----
Net interest income                     1,807    1,768    1,801    1,684    1,664


Provision for possible loan
  losses                                   53      120       30      122      134
                                        -----    -----    -----    -----    -----
Net interest income after
  provision for loan loss               1,754    1,648    1,771    1,562    1,529


Total other income                        983    1,035    1,036    1,216      917
Total other expense                     2,444    2,356    2,570    2,637    2,261
                                        -----    -----    -----    -----    -----

Income (loss) before taxes                293      327      236      142      185
Provision for income tax                   80       49      (21)     (90)       8
                                        -----    -----    -----    -----    -----

Net income (loss)                         213      278      257      232      177


Per Common Share Data:

Net income (1)                           0.21     0.27     0.25     0.22     0.23
Primary net income (2)                   0.21     0.27     0.25     0.22     0.19
Book value, end of period                3.30     3.16     2.94     2.75     2.49
Avg shares outstanding (3)            879,465  879,465  879,465  879,465  680,807

Balance Sheet Data:

Total loans, net of unearned
  income (4)                           25,310   22,494   23,918   25,042   24,150
Total assets                           40,799   36,698   33,787   33,583   32,274
Total deposits                         36,167   31,188   28,782   27,671   29,700
Stockholders' equity                    2,898    2,776    2,584    2,423    2,190


                                         As of and for the years Ended December 31,
                                        --------------------------------------------
                                         1996     1995     1994     1993     1992
                                        ------   ------   ------   ------   ------
                                        (Dollars in thousands except per share data)

Selected Financial Ratios (5):

Return on average assets                 0.56%    0.79%    0.75%    0.72%    0.54%
Return on average stockholders'
  equity                                 7.25%    9.57%    9.85%    9.69%    8.15%
Net interest spread                      4.91%    5.24%    5.59%    5.34%    5.15%

Net interest margin                      5.54%    5.86%    6.08%    5.85%    5.73%

Avg shareholders' equity
   to average assets                     7.72%    8.24%    7.57%    7.38%    6.68%

Primary capital to assets
   at end of period                      7.68%    8.14%    8.31%    7.91%    7.48%

Total loans to total deposits
   at end of period                     69.98%   72.12%   83.10%   91.42%   81.32%

Allowance to total loans
   at end of period                      1.00%    1.00%    1.01%    1.01%    1.00%

Nonperforming loans to total
   loans at end of period                1.13%    0.14%    0.84%    0.80%    0.72%

Net charge-offs to
   average loans                         0.10%    0.59%    0.16%    0.44%    0.52%


(1) Fully diluted earnings per share amounts were computed assuming the preferred stock had been converted to common shares as of January 1, 1991, resulting in weighted average number of shares of 1,022,402, 1,044,684, 1,012,773, 1,034,972, and 901,998 in 1996, 1995, 1994, 1993 and 1992,
    respectively.

(2) Primary earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents included employee stock options. For this computation, the net income for 1992 was decreased by $21,000, the amount of preferred stock dividends earned but not declared on the outstanding preferred stock in each year. The weighted average number of shares used for this computation was 1,022,402, 1,044,684, 1,012,773, 1,034,972, and 757,203 in 1996, 1995, 1994, 1993, and 1992,
    respectively.

(3) Weighted average common shares.

(4) Includes loans being held for sale.

(5) Averages are of daily balances.

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

     The following table summarizes the Bank's net interest income. It is not presented on a tax equivalent basis, as the Bank 's tax-exempt interest income is insignificant.


                               Years Ended                Increase(Decrease)
                               December 31,                From Prior Year
                          1996    1995    1994          1996/95        1995/94
                         ----------------------       -----------    -----------
                                                       Amt     %      Amt     %
                                          (Dollars in thousands)
Interest Income          3,140    2,952   2,734        188  6.38      218   7.97
Interest Expense         1,334    1,183     933        151 12.73      250  26.80
                         ----------------------       -----------    -----------
Net Interest Income      1,807    1,769   1,801         38  2.14      (32) (1.78)


     Net interest income decreased $32,000 (1.78%) from 1994 to 1995.
Average interest bearing assets increased 2.00%, while the average rate earned increased 54 basis points, resulting in an increase of $217,500 in total interest income. Interest expense increased $250,000 the result of a 1.8% increase in average interest bearing liabilities and an 89 basis points increase in the average rate paid. Interest rates paid on deposits increased at a faster rate, due to competitive pressures (and the delayed impact of market rate changes on the deposit base) and an increase in the portion of the Bank's assets funded with more costly certificates of deposit, rather than less costly demand and savings deposits, than rates earned on most categories of assets.

     Net interest income increased $38,500 (2.14%) from 1995 to 1996. Average interest bearing assets increased 8.32%, while the average rate earned decreased 15 basis points, resulting in an increase of $188,800 in total interest income. Partially offsetting the increase in interest income was an increase of $150,300 in interest expense, the net result of a 8.45% increase in average interest bearing liabilities and an 18 basis points decrease in the average rate paid.

     The following table shows the components of the Bank's net interest income, setting forth, for each of the three years ended December 31, 1996, 1995 and 1994 (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v) the net interest yield on average interest-earning assets (i. e., net interest income divided by average interest-earning assets). Yields are not computed on a tax-equivalent basis. Nonaccrual loans and overdrafts are included in average loan balances. Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:


                                         1996                      1995                    1994
                               ----------------------   -----------------------  -----------------------
                                         Int     Avg               Int     Avg             Int      Avg
                                 Avg     Earn     %        Avg     Earn     %       Avg    Earn      %
                                 Bal     Paid    Rate      Bal     Paid    Rate     Bal    Paid     Rate
                               ----------------------   -----------------------  -----------------------
                                                          (Dollars in thousands)
Interest Earning Assets:

Int-bearing deposits
  at other banks                   71       5    7.67      240       24   10.00     326      23     7.06
Invest securities               1,519      90    5.91    1,189       76    6.39   1,592      81     5.09
Federal funds sold              6,460     341    5.27    5,094      279    5.48   3,045     133     4.37
                               ----------------------   -----------------------  -----------------------

Total investments               7,979     436    5.46    6,523      379    5.81   4,963     237     4.78

Loans
  Real estate                  13,138   1,368   10.41   12,661    1,371   10.83  14,827   1,589    10.72
  Installment                     686      80   11.70      994      112   11.27   1,121     116    10.35
  Commercial                   10,823  1256.4   11.61   10,008     1090   10.89   8,683     792     9.12
                               ----------------------   -----------------------  -----------------------

Total loans                    24,647   2,704   10.97   23,663    2,573   10.87  24,631   2,497    10.14

Total Interest
  earning assets               32,626   3,140    9.63   30,186    2,952    9.78  29,594   2,734     9.24
                               ----------------------   -----------------------  -----------------------
                               ----------------------   -----------------------  -----------------------

Interest Bearing Liabilities:

Int-bearing demand              4,534      64    1.40    4,538       61    1.34   4,985      63     1.26
Money market savings            1,911      45    2.34    1,864       42    2.25   2,230      51     2.29
Savings deposits                2,541      70    2.76    2,812       81    2.88   2,680      65     2.43
Time deposits greater than
  $100M                         5,698     338    5.92    5,019      302    6.02   4,284     177     4.13
Time deposits less than $100M  11,774     735    6.24    9,814      605    6.16   8,842     463     5.24
Other Borrowing                 1,790      83    4.62    2,000       92    4.60   2,571     114     4.43
                               ----------------------   -----------------------  -----------------------

Total interest
  bearing liabilities          28,249   1,334    4.72   26,047    1,183    4.54  25,592     933     3.65
                               ----------------------   -----------------------  -----------------------
                               ----------------------   -----------------------  -----------------------

Net interest income                     1,807                     1,769                   1,801

Net interest spread                              4.91                     5.24                      5.59

Net yield on interest
  earning assets                                 5.54                     5.86                      6.09



                                    1996 vs 1995               1995 vs 1994
                               ----------------------   -----------------------
                                  Increase(Decrease)       Increase(Decrease)
                                   Due to changes            Due to Changes
                               ----------------------   -----------------------
                                 Avg     Avg              Avg     Avg
                               Volume    Rate   Total   Volume    Rate   Total
                               ----------------------   -----------------------
                                           (Dollars in thousands)


Interest Earning Assets:

Int-bearing deposits
  at other banks                (17)     (2)    (19)      (6)       7      1
Invest securities                21      (7)     14      (21)      16     (5)
Federal funds sold               75     (13)     62       89       57    146
                               ----------------------   -----------------------

Total investments                85     (28)     57       74       68    142

Loans
  Real estate                    52     (55)     (3)    (232)      14   (218)
  Installment                   (35)      3     (32)     (13)       9     (4)
  Commercial                     89      78     166      121      177    298
                               ----------------------   -----------------------
  Total loans                   107      24     131      (98)     174     76

Total Interest Earning Assets   239     (49)    190       55      163    218
                               ----------------------   -----------------------
                               ----------------------   -----------------------

Interest Bearing Deposits:

Int-bearing demand               (0)      3       3       (6)       4     (2)
Money market savings              1       2       3       (8)      (1)    (9)
Savings deposits                 (8)     (3)    (11)       3       13     16
Time deposits greater than
  $100M                          41      (5)     36       30       95    125
Time deposits less than $100M   121       9     130       51       91    142
Other Borrowing                 (10)      0     (10)     (25)       3    (22)
                               ----------------------   -----------------------

Total interest bearing          100      51     151       17      233    250
deposits
                               ----------------------   -----------------------
                               ----------------------   -----------------------

Net change in net interest      139    (100)     39       38      (70)   (32)

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

     Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At the end of 1996, 1995 and 1994, the Bank's allowance stood at 1.01 percent, 1.00 percent and 1.01 percent of gross loans, respectively. Provisions were made to the allowance for loan losses in 1996, 1995 and 1994 of $52,500, $120,000, and $30,000, respectively.
Loans charged off totaled $44,400 in 1996, $159,600 in 1995, and $45,300 in
1994. Recoveries for these same periods were $20,700, $20,000 and $5,700, respectively.

     The Bank's non performing (delinquent 90 days or more and nonaccrual) loans as a percentage of total loans was .84 percent and .14 percent and 1.13% as of the end of 1994, 1995 and 1996, respectively.

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

NON-INTEREST INCOME

     The following table presents a summary of the Bank's non-interest income:


                                                Years Ended December 31,
                                           1996          1995          1994
                                          ------        ------        ------
                                                (Dollars in thousands)

Service charges on deposit accounts         372           339           416
Other service charges, commissions
  and fees                                  353           310           342
Income from sales and servicing
  of SBA loans                              259           386           290
Gain (Loss) on sale of other real estate      0             0           (12)
                                          ------        ------        ------

  Total non-interest Income                 983          1035          1036

     Total non-interest income for 1995 was at the same level as 1994, with premium income from sales of guaranteed portion of SBA loans increasing $96,000; while service charges on deposit accounts decreased $77,000; largely due to closing accounts that paid fees for high volumes of non-sufficient funds checks closing during the first quarter of 1995, and other service charges, commissions and fees decreased $32,000. Merchant credit card processing income increased by $10,000 during 1995 compared to 1994. Other operating income for 1994 included a charge of $12,000 from the sale of Other Real Estate Owned.

     Total non-interest income decreased $51,600 (4.99%) in 1996 when compared with 1995. Income from sales and servicing SBA Loans decreased $127,100 (32.93%) in 1996 due to a decline in the average dollar amount of loans funded and sold. This decrease was partially offset by increases in service charges on deposit accounts of $32,700 (9.46%) and other operating income of $42,800 (13.81%). The largest increase in other operating income was a $39,000 (16.60%) increase in merchant credit card processing.

     The sale of Small Business Administration (SBA) guaranteed loans is a significant contributor to the Bank's income. SBA guaranteed loans yield up to 3 3/4% over the New York prime rate, and the guaranteed portions can be sold at premiums which vary with market conditions. SBA loans are guaranteed by the full faith of the United States Government from 70 to 80 percent of the principal amount. The guaranteed portion has risks comparable for an investor to a U. S. Government security and can usually be sold in the secondary financial market, either at a premium or at a yield which allows the Bank to maintain a significant spread for itself.

     There can be no assurance that the gains on sale will continue at, or above, the levels realized in the past three years. In addition, increasing competition among lenders for qualified SBA borrowers makes it difficult for the Bank to continually expand its program in this area, and may limit the level of premium that can be earned with regard thereto. Furthermore, the SBA recently began requiring lenders to share a portion of premiums in excess of 10% earned on the sale of the guaranteed portions.

     The following table presents a summary of the activity in SBA loans for the years ended 1996, 1995 and 1994:

                                           1996          1995         1994
                                        ----------    ----------   ----------
SBA loans authorized                    $1,937,000    $3,170,000   $1,799,300
                                        ----------    ----------   ----------
                                        ----------    ----------   ----------
SBA loans sold                          $1,842,800    $2,582,000   $2,466,500
                                        ----------    ----------   ----------
                                        ----------    ----------   ----------

SUMMARY OF INCOME FROM SALES AND
    SERVICING OF SBA LOANS

Income from premium                      $138,600      $230,100      $206,500
Income from servicing                     165,000       190,700       138,100
Less loan origination expense             (44,700)      (34,500)      (54,000)
                                        ----------    ----------   ----------
Total income from sales and
   servicing of SBA loans                $258,900      $386,300      $290,600
                                        ----------    ----------   ----------
                                        ----------    ----------   ----------

NON-INTEREST EXPENSE

     The following table presents a summary of the Bank's other non-interest expense:


                                                    Years  Ended  December 31,
                                                  -----------------------------
                                                   1996       1995        1994
                                                  ------     ------      ------
                                                      (Dollars in thousands)

Salaries and benefits                             1,362       1,237       1,181
Occupancy and equipment expense                     256         263         561
Professional fees                                   121         115          67
Data Processing                                     149         141         145
Other expenses                                      556         600         616
                                                  ------     ------      ------

    Total other Expenses                          2,444       2,356       2,570


    The increase in salary expense of $125,000 in 1996 was due to merit increases, additions to staff for the planned opening of the Pacific Grove branch and a severance payment to a former officer. Salary expense for 1995 increased $56,000, as a result of employee merit pay increases and an addition to staff resulting from the opening of a Loan Production Office.

    Occupancy and equipment expense decreased $41,900 in 1994 due primarily to Bank subleasing a portion of the 665 Munras Avenue office. In 1995 occupancy expense decreased $298,000 as a result of the relocation of the main office from a leased facility at 665 Munras Avenue to the Bank owned facility at 601 Munras Avenue. Management negotiated the early termination of the 665 Munras Avenue lease effective February 1, 1995. Early termination of the lease, due to expire April 30, 1995, expedited decreased occupancy
expense beginning in February rather than May.   In 1996 occupancy and
equipment expenses decreased $6,900 due to lower depreciation expense.

     Data processing expenses have remained level over the past three years as a result of continued cost control efforts.

     The increase of $5,600 in professional fees in 1996 was the net affect of audit/accounting fees decreasing $18,700; while legal fees increased $24,300. The increase in legal fees was the result of the Bank incurring approximately $60,000 in legal fees and other costs associated with the Monterey Bay Bank trade name infringement lawsuit. Professional fees increased $48,000 in 1995 primarily due to costs associated with a third party compliance review and the formation of an Employee Stock Ownership Plan.

     Other expenses for 1996 totaled $556,300 compared with $599,500 for 1995 and $616,000 for 1994. Significant changes occurred in the following categories with decreases in FDIC and State assessments ($36,600), miscellaneous expense ($14,700), travel ($18,400), operational losses ($5,800), shareholder expense ($4,800) and director fees ($3,800); increases in business development ($36,200), advertising ($25,800) and stationery/supplies ($8,900).

INCOME TAXES

    In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (Statement 109). Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards, and then a valuation allowance is established to reduce that deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized. The Bank adopted Statement 109 and has applied the provisions of the statement as of January 1, 1992.

     The provision (benefit) for income taxes consists of the following:

                                         1996        1995       1994
                                       --------    --------   --------
Current
     Federal                           $ 78,500    $ 50,700   $ 20,100
     State                               35,600      51,800      3,100

Deferred
     Federal                            (34,000)    (42,600)   (35,100)
     State                                 (100)    (10,700)    (8,800)
                                       --------    --------   --------
                                       $ 80,000    $ 49,200   $(20,700)
                                       --------    --------   --------
                                       --------    --------   --------


     The tax effect of temporary differences that give rise to significant portions of net deferred tax assets at December 31, 1996 and 1995 are presented below:


                                                            1996       1995
                                                          --------   --------
Deferred tax asset
     Accrual to cash adjustments                          $144,100   $163,000
     Investments:
       Net unrealized (gain) loss on
          securities available for sale                      --         3,800
     Charitable contribution carry forward                   4,300      6,800
     Allowance for loan losses                              62,400     43,300
     General business credit carry forward                  18,800     45,200
     Depreciation                                           19,400     17,000
                                                          --------   --------
          Gross deferred tax asset                         249,000    279,100
          Less valuation allowance                           --       (25,300)
                                                          --------   --------
          Deferred tax asset                               249,000    253,800
                                                          --------   --------
                                                          --------   --------

Deferred tax Liability
     Depreciation                                            --         --
                                                          --------   --------
          Net deferred tax asset                          $249,000   $253,800
                                                          --------   --------
                                                          --------   --------

     Management has evaluated the deferred tax asset recognized under Statement 109. As of December 31, 1996 management expects all temporary differences to be offset against future taxable income, and not valuation allowance was deemed necessary. As of December 31, 1995 management did establish a valuation allowance of $25,300 for the portion of the deferred asset that did not meet the "more likely than not" recognition criteria. The valuation allowance was established in 1995 to reduce the deferred tax asset to the amount that is more likely than not to be realized.

    A reconciliation of the statutory federal income tax rate and the effective tax rate on (loss) income follows:


                                               1996      1995      1994
                                             --------  --------  --------
Statutory federal tax rate                     34.0%     34.0%      34.0%
State franchise                                11.3      11.3       11.5
Expiration of general business credits           --        --        3.7
Utilization of general business credits       (10.8)     (9.7)        --
Utilization of net operating loss
  carry forwards to reduce tax                   --     (14.0)     (34.0)
Decrease in deferred tax asset
  valuation allowance                          (7.2)     (6.6)     (24.0)
                                             --------  --------  --------
Effective tax rates                            27.3%     15.0%      (8.8)%
                                             --------  --------  --------
                                             --------  --------  --------


     In addition, the Company has unused general business tax credit carry forwards totaling approximately $18,800 for financial reporting and income tax purposes, respectively, which expire in varying amounts through the year 2001.

LOANS

     Loans, the largest component of earning assets, represented 75.38% of average earning assets, and 64.62% of average total assets during 1996, compared with 78.39% and 67.08%, respectively during 1995. In 1996, average loans increased 4.16% from $23,663,000 in 1995 to $24,647,000. Average real estate loans increased $477,000 (3.77%), average commercial loans increased $815,000 (8.14%); while installment loans decreased $308,000 (30.99%).

     Loan policies and procedures provide the overall direction to the administration of the loan portfolio. The Bank's loan underwriting process is intended to encourage sound and consistent credit decisions are made. Emphasis is placed upon credit quality, the borrower's ability to repay through cash flow, secondary, and (occasionally, tertiary) repayment sources, and the value of collateral.

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

     The Bank is the recognized leader for Small Business Administration lending in Monterey County, and holds SBA's coveted Preferred Lender Status. Generally, SBA loans are guaranteed by the SBA for 70 to 80 percent of their principal amount, which can be retained in portfolio or sold to investors. Such loans are made at floating interest rates, but generally for longer terms (up to 25 years) than are available on a conventional basis to small businesses. The unguaranteed portion of the loans, although generally supported by collateral, is considered to be more risky than conventional commercial loans because they may be based upon credit standards the Bank would not otherwise apply, such as lower cash flow coverage, or longer repayment terms.

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

     The following table presents the composition of the loan portfolio at December 31 for the last five years.


                                                  Years Ended December 31,
                                        -------------------------------------------
                                          1996     1995     1994     1993     1992
                                        -------   ------   ------   ------   ------
                                                   (Dollars in thousands)
Commercial and industrial                9,705     9,269    8,799   8,466     7,084
Real estate, construction                  --        --       --      791       895
Real estate, mortgage                   14,336    11,246   13,528  13,761    14,400
Installment                                583       888    1,241   1,133     1,203
Government guaranteed loans purchased      307       328      343     363       381
                                        -------------------------------------------
                                        24,932    21,731   23,911  24,514    23,963

Less:
    Allowance for possible loan losses    (254)     (225)    (245)   (255)     (242)
    Deferred origination fees, net         (37)      (27)     (32)    (40)      (41)
                                        -------------------------------------------

                                        24,642    21,479   23,634  24,220    23,681
                                        -------------------------------------------
                                        -------------------------------------------

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

     The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on nonaccrual status (referred to collectively as "nonperforming loans"):


                                                   As of December 31,
                                       -------------------------------------------
                                         1996     1995     1994     1993     1992
                                       -------   ------   ------   ------   ------
ACCRUING, PAST DUE 90 DAYS OR MORE:

Real Estate                               209         0       0        0        0
Commercial                                 14         0       0        0       38
Installment                                 0         0       0        0        0
    Total accruing                        223         0       0        0       38


NONACCRUAL LOANS:

Real Estate                                 0         0       0        0        0
Commercial                                 35        31     170      189      136
Installment                                23         0      33       14        0
    Total nonaccrual                       58        31     203      203      136

    Total nonperforming                   281        31     203      203      174

Total loans end of period              24,932    21,731  23,911   24,514   23,963

Ratio of nonperforming loans
    to total loans at end of period      1.13%     0.14%   0.85%    0.83%    0.73%


     The low level of nonperforming loans is the result of underwriting criteria intended to be conservative, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel). The Bank does not have any foreign loans or loans for highly leveraged transactions.

SUMMARY OF LOAN LOSS EXPERIENCE

                                             For the Years ended December 31,
                                       -------------------------------------------
                                         1996     1995     1994     1993     1992
                                       -------   ------   ------   ------   ------
Average loans outstanding               24,647   26,663   24,631   24,867   23,404

Allowance, beginning of period             225      245      255      242      230

Loans charged off during period:
    Commercial                              39      147       41       47       91
    Installment                              5       12        4       18       36
    Real Estate                              0        0        0       62        0
    Other                                    1        0        0        0        1
                                       -------   ------   ------   ------   ------
    Total charge offs                       45      159       45      127      128

Recoveries during period:
    Commercial                               8       13        2        9        4
    Installment                             13        6        4        9        2
    Other                                    0        0        0        0        0
                                       -------   ------   ------   ------   ------
    Total recoveries                        21       19        6       18        6

Net Loans charged off
    during the period                       24      140       39      109      122

Additions to allowance for
    possible loan losses                    53      120       30      122      134

Allowance, end of period                   254      225      246      255      242

Ratio of net loans charged
    off to average Loans
    outstanding during the period         0.10%    0.53%    0.16%    0.44%    0.52%

Ratio of allowance to total
    at end of period                      1.01%    1.00%    1.01%    1.01%    1.00%


FUNDING SOURCES

     Average deposits increased 9.81% to $32,848,000 in 1996 from $29,914,000 in 1995. In 1996 the mix of deposits changed as average certificates of deposit increased 17.79%, average demand deposits increased 8.89%; while average interest checking, money market and savings accounts as a group decreased 2.47%. Average certificates of deposit represented 53.19% of average deposits in 1996 compared with 49.59% in 1995. Average interest checking, money market and savings accounts as a group were 27.36% of average deposits in 1996 compared with 30.8% in 1995. Average demand deposits represented 19.45% of average deposits in 1996 compared with 19.61% in 1995.

     The Bank has a line of credit from the Federal Home Loan Bank of San Francisco. The Bank had one advance ($1,000,000) from the Federal Home Loan Bank with an initial maturity of more than one year at December 31, 1996. The interest rate on the advance is 4.88% and the maturity is October 1998. Management believes that this advance provides funds of medium duration at a lower cost than comparable deposits. The Bank did not utilizes any short term borrowings in 1996, 1995 or 1994.

CAPITAL RESOURCES

     The Corporation maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends. At December 31, 1996, stockholders' equity was $2,898,200 versus $2,775,800 at December 31, 1995. The Corporation paid an $.11 per share cash dividend in 1996. The Bank paid cash dividends totaling $150,000 to the Corporation in 1996, and cash dividends of $0.10 per share in both 1995 and 1994.

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

     In general, the risk-based capital guidelines provide detailed definitions of which obligations will be treated as capital, and assign different weights to various assets and off-balance sheet items, depending upon the perceived degree of credit risk associated with each asset. Each asset is assigned to one of four risk-weighted categories. For example, 0 percent for cash and unconditionally guaranteed government securities; 20 percent for deposits with other banks and fed funds; 50 percent for state bonds and certain residential real estate loans; and 100 percent for commercial loans and other assets. Capital is categorized as either Tier 1 capital, consisting of common stock and retained earnings (or deficit), or Tier 2 capital, which includes limited-life preferred stock and allowance for loan losses (subject to certain limitations). The guidelines also define and set minimum capital requirements (risk-based capital ratios) which increased over a transition period ended December 31, 1992. Under the final 1992 rules, all banks were required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Corporation had a Tier 1 capital ratio of 10.36% and 10.92% at December 31, 1996 and 1995, respectively, and a total risk-based capital ratio of 11.37% and 11.92% at December 31, 1996 and 1995, respectively, (calculated under regulatory accounting principles) well above the minimum regulatory requirements.

     The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill. The Corporation had a leverage capital ratio of 6.40% and 6.97% at December 31, 1996 and 1995, respectively (calculated under regulatory accounting principles).

LIQUIDITY

     Liquidity represents a bank's ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs. For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers. In the ordinary course of the Bank's business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings. In addition, the Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $3,500,000 respectively to meet temporary liquidity requirements.

     As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets ("primary liquidity"), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets. In addition, it seeks to generally limit loans to not more than 90 percent of deposits. Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing. The Bank's primary liquidity at December 31, 1994, 1995 and 1996 was 21.23 percent, 30.82 percent, and 30.27 percent respectively, while its average loan to deposit ratio for such years was
85.11 percent and 78.86 percent and 75.03 percent respectively.

     Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. Additionally, deposits on which a financial institution pays an interest rate significantly higher than prevailing rates are considered to be brokered deposits. Federal law and regulation restricts banks from soliciting or accepting brokered deposits, unless the bank is well capitalized under Federal guidelines. The Bank does not have any brokered deposits.

     Management of interest rate sensitivity (asset/liability management) involves matching and repricing rates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the constraints imposed by regulatory authorities, liquidity determinations and capital considerations. The Bank instituted formal asset/liability policies at the end of 1989.

     The purpose for asset/liability management is to provide stable net interest income growth by protecting the Bank's earnings from undue interest rate risk. The Bank expects to generate earnings from increasing loan volume, appropriate loan pricing and expense control and not from trying to accurately forecast interest rates. Another important function of asset/liability management is managing the risk/return relationships between interest rate risk, liquidity, market risk and capital adequacy. The Bank gives priority to liquidity concerns followed by capital adequacy, then interest rate risk and market risk in the investment portfolio. The policy of the Bank will be to control the exposure of the Bank's earnings to changing interest rates by generally maintaining a position within a narrow range around an "earnings neutral position." An earnings neutral position is defined as the mix of assets and liabilities that generate a net interest margin that is not affected by interest rate changes. However, Management does not believe that the Bank can maintain a totally earnings neutral position. Further, the actual timing of repricing of assets and liabilities does not always correspond to the timing assumed by the Bank for analytical purposes. Therefore, changes in market rates of interest will generally impact on the Bank's net interest income and net interest margin for long or short periods of time.

     The following table sets forth the interest rate sensitivity distribution of the Bank's interest-earning assets and interest-bearing liabilities as of December 31, 1996, the Bank's interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the Bank's cumulative interest rate sensitivity gap ratio. For purposes of the table, except for savings deposits and money market, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms. More than all of the Bank's interest rate sensitivity gap is offset by non-interest bearing sources of funds (demand deposits and capital). Generally, a bank with a high interest rate sensitivity gap ratio over 100 can anticipate that increases in market rates of interest will have a favorable impact on net interest income, while decreases will have unfavorable impact. Banks with a low interest rate sensitivity gap will experience the reverse. Regulators usually look at an interest rate sensitivity gap ratio around 100 as being favorable, which would allow a bank to adjust to either direction interest rates might take. In the past, the Bank has had a high interest rate sensitivity gap, but management has worked this year to obtain a more favorable position illustrated in the following table.

                                               After        After
                                               Three        One
                                               Months       Year
                                               But          But
                                   Within      Within       Within       After
                                   Three       One          Five         Five
                                   Months      Year         Years        Years
                                   ------      ------       ------       -----
                                              (Dollars in Thousands)
INTEREST EARNING ASSETS:

Investment securities                 --          --          500        2,001
Loans                              11,966        2,502      6,495        4,326
                                   ------       ------     ------       ------
Total                              11,966        2,502      6,995        6,327

INTEREST-BEARING LIABILITIES:

Savings deposits                    4,578         --         --           --
Money Market accounts               4,813         --         --           --
Certificates over $100,000          2,361        2,424      2,064         --
Other time deposits                 2,806        3,293      6,257         --
Other Borrowings                     --           --        1,000         --
                                   ------       ------     ------       ------
Total                              14,557        5,717      9,321            0

Interest rate sensitivity gap      (2,591)      (3,215)    (2,326)       6,327

Cumulative interest sensitivity
  gap                              (2,591)      (5,806)    (8,132)      (1,805)

Interest rate sensitivity gap
  ratio                                82%          44%        75%         N/A

Cumulative interest rate
  sensitivity gap ratio                82%          71%        73%          94%


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

     The Corporation has no sources of revenues or liquidity other than dividends, tax equalization payments or management fees from the Bank. The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law.

INVESTMENT SECURITIES

     The following table sets forth the book and market value of the Bank's investment securities as of December 31, 1996 and 1995:

                                                    INVESTMENT PORTFOLIO MIX
                                                     (Dollars in thousands)

                                          1996               1995              1994
                                     ----------------   ----------------  ---------------
                                      Book     Market    Book     Market   Book    Market
                                      value    value     value    value    value   value
Available for sale:
Federal Home Loan Bank Stock            300      300      241       241      434     434
Guaranteed SBA loan
  pool certificates                     --       --       633       624      846     832
                                     ------   ------   ------    ------   ------  ------
Total                                   300      300      874       865    1,280   1,266
                                     ------   ------   ------    ------   ------  ------
                                     ------   ------   ------    ------   ------  ------

Held to maturity:
U.S. Treasury securities                500      500      196       196      196     195
U.S. Government Agencies              2,001    2,000      --        --       --      --
                                     ------   ------   ------    ------   ------  ------

Total                                 2,501    2,500      196       196      196     195
                                     ------   ------   ------    ------   ------  ------
                                     ------   ------   ------    ------   ------  ------

     The following table summarizes the maturity of the Bank's investment securities at December 31, 1996:

                                                INVESTMENT PORTFOLIO MATURITIES
                                                     (Dollars in thousands)
                                                  over 1      over 5
                                        1 year    through    through    over 10
                                        or less   5 years    10 years    years      Total
                                       --------- ---------  ---------- ---------   -------
U.S. Treasury securities                  --         500        --         --          500

U.S. Government Agencies                  --       1,000        501        500       2,001

Federal Home Loan Stock                   300        --         --         --          300
                                       --------- ---------  ---------- ---------   -------

Total                                     300      1,500        501        500       2,801


ITEM 7. FINANCIAL STATEMENTS

     The following consolidated financial statements included in the Consolidated Financial Report issued by Hutchinson and Bloodgood, Certified Public Accountants at the pages indicated are incorporated herein by reference:

    Independent Auditors' Report on the Financial Statements               1

    Consolidated Balance Sheets at December 31, 1996 and 1995              2

    Consolidated Statements of Operations for each of the three years
    in the period ended December 31, 1996                                  3

    Consolidated Statements of Changes in Stockholders' Equity for
    each of the three years in the period ended December 31, 1996          4

    Consolidated Statements of Cash Flows for each of the three years
    in the period ended December 31, 1996                                  5

    Notes to Consolidated Financial Statements                             6-29




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
        FINANCIAL DISCLOSURE

     The Company had no disagreements with its independent accountants on any matter of accounting principles, practices or financial statement disclosure during 1996, 1995 or 1994.

                                     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The name, age, title and five-year business background of each director, executive officer and significant employee of the Corporation (including the Bank) as of December 31, 1996, are as follows:


Name & Position with Bank     Age   Principal Occupation During Past Five Years
-------------------------     ---   -----------------------------------------------------
Charles T. Chrietzberg, Jr.    55   Chairman of the Board & Chief Executive Officer
  Director since 1985,              of Monterey County Bank since 3/87
  Chairman of the Board,
  President & Chief
  Executive Officer

Sandra G. Chrietzberg          53   Formerly President and CEO Queen of Chardonnay, Inc.,
   Director, 1988 to 1994           dba La Reina Winery 8/84-12/93
   and since 1995

Peter J. Coniglio, Esq.        67   Partner - Hudson, Martin, Ferrante & Street, Monterey
  Director since 1976

Carla S. Hudson, CPA           43   Partner - Huey and Hudson, Certified Public
  Director since 1994               Accountants

John M. Lotz                   55   President and Chief Executive Officer, of Couroc of
  Director since 1991               Monterey since 1996.  Real estate developer,
                                    Chairman of the Board & Chief Executive Officer of
                                    The Monterey Bay Company since 1991.

Kevin N. Quinn                 55   Senior Vice President, Chief Lending Officer of
  Senior Vice President,            Monterey County Bank since 1994, Vice President,
  Chief Lending Officer             Lending of Monterey County Bank since 1/89.

Bruce N. Warner                49   Senior Vice President, Chief Financial Officer and
  Senior Vice President,            Chief Operating Officer of Monterey County Bank since
  Chief Financial Officer           1993; Vice President and Cashier of Houston National
  and Chief Operating Officer       Bank, Houston, Texas, 1988 - 1992.


Andre G. Herrera               32   Vice President, Corporate Secretary of Monterey
  Vice President,                   County Bank since 1/96; Vice President, Manager
  Corporate Secretary               Management Information Systems and Merchant Services
                                    since 2/94, Assistant Vice Assistant Vice President,
                                    Merchant Services 2/93, Merchant Services
                                    Representative 1/92.

Mary Ellen Stanton             59   Vice President, Loan Administration, Monterey
  Vice President                    County Bank since 1988.


     Directors of the Corporation serve in similar capacities with the Bank. Executive officers of the Bank (except for Mr. Quinn and Mrs. Stanton) serve in similar capacities with the Corporation, although the limited operations of the Corporation do not require significant amounts of their time. There are no family relationships among the persons listed above, except that Mr. and Mrs. Chrietzberg are spouses and Mr. Herrera is Mr. and Mrs. Chrietzberg's son-in-law.

     Based solely upon a review of the relevant forms furnished to the Bank and the Corporation, except as disclosed below, the Corporation believes that all officers, directors and principal shareholders filed appropriate forms as required by Section 16(a) of the Exchange Act, and related regulations, during 1996.

ITEM 10. EXECUTIVE COMPENSATION

     The following tables set forth certain information regarding the compensation paid to the only executive officer of the Corporation/Bank whose salary and bonus exceeded $100,000 for 1996.


                                       Annual Compensation               Long Term Compensation Awards
                               ----------------------------------   -----------------------------------------

                                                                    Restricted    Securities
                                                     Other Annual     Stock       Underlying      All Other
Name & Principal Position      Salary      Bonus     Compensation     Award      Options/SARs    Compensation

Charles T. Chrietzberg, Jr.   $154,039   $103,000      $3,972(1)      None           None          $11,776(2)
  Chairman, President & CEO



(1) Represents personal use of company automobile and insurance premiums on life insurance policy as described below.

(2) Represents the expense accrued in the Salary Continuation Plan as more fully described in the Long Term Incentive Plan Table.

     Until June 1, 1990 the Bank furnished certain executive officers with a taxable car allowance. The Bank discontinued car allowances on June 1, 1990 and purchased a bank owned automobile for the use of its Chief Executive Officer (the value of his personal use of the automobile is included above). The Bank furnishes, on a non-discriminatory basis, to the employees: (i) insurance benefits; and (ii) other benefits. The value of these benefits (excluding non-discriminatory plan benefits) was less than the lesser of $25,000 or ten percent of the compensation shown above for the respective persons or group, and is not included in the table.

     The Board of Directors authorized the Bank to enter into a three year and seven month employment contract with Mr. Chrietzberg, effective June 1, 1993. It provides for a base salary of $150,000 per year, a Bank furnished automobile or automobile allowance, and a bonus based on profits. The minimum bonus, not to exceed $130,000 annually, will equal $10,000 for each
0.1 percent that the Bank's profits exceed 0.8 percent return on average assets plus $10,000 for each 1 percent that the Bank's return on equity exceeds 9.0 percent. Under the terms of the contract, if Mr. Chrietzberg is terminated other than for cause (as defined in the contract), he is entitled to severance compensation for his monthly salary plus a pro rated incentive bonus for the lesser of 24 months or the remaining term of his contract (which ends in December, 1996); however, if the termination follows within six (6) months after a change in control transaction (as defined in the contract), he is entitled to such severance compensation for the greater of 24 months or the remainder of the term of the contract. In addition, the Bank provides Mr. Chrietzberg with insurance on his life, owned by the Bank but payable to his beneficiary, in the amount of $1,000,000 in excess of the amounts provided on a non-discriminatory basis to other employees. Mr. Chrietzberg's beneficiary has agreed to reimburse the Bank out of the proceeds of such policy an amount equal to the greater of the cash value of such policy at the time of Mr. Chrietzberg's death, or the amount of premiums paid by the Bank.

     The following tables set forth certain information regarding the long term incentive plans provided for Mr. Chrietzberg.

                                        Performance or                     Estimated Future Payouts under
                        Number of       Other Period                        Non-Stock Price-Based Plans
                      Shares, Units     Until                              ------------------------------
                     or Other Rights    Maturation or                        Threshold   Target   Maximum
Name                      (#)           Payment                              ($ or #)   ($ or #)  ($ or #)
----                      ---           -------                              --------   --------  --------
Charles T.            Salary            Retirement at age 65, subject           None      None    75,000/yr.
Chrietzberg, Jr       Continuation      to provisions for earlier payout                          15 years
                      Agreement         described below


     In December, 1993, the Board of Directors approved a Salary Continuation Agreement for the Benefit of Mr. Chrietzberg that provided for payments of $75,000 per year, for 15 years, if he remains with the Bank until normal retirement, commencing age 65. After consideration of the impact of such an agreement on the Bank's income, the Bank amended the Agreement to provide for one half the original benefit amounts, but adopted Surviving Income Agreements which provide benefits upon the death of the executive to his beneficiary in a single payment, in an amount equal to the retirement benefit. The Salary Continuation Agreement provides for lesser payments in the event of early retirement, generally designated to coincide with increases in the anticipated surrender value for the life insurance policies described below. The Bank's obligations under the Salary Continuation Agreement are not secured by any segregated amounts, but are informally funded by the purchase of single-premium life insurance policies. The salary continuation expense accrued in 1996 was $11,776. Based upon the current projected earnings of the insurance used to fund the Bank's obligations under the Agreement, and the anticipated salary continuation expense to be booked, net of tax benefits, the Bank anticipates (based upon current tax laws and assumptions regarding the yield on alternative investment(s) that the cost of the benefits to be provided under the agreement will not have a material adverse impact on the Bank's net income after taxes in the future, although no assurance can be given in this regard. Additionally, since the Surviving Income Agreement has been adopted to provide part of the benefits upon the death of the executive, the total amount of payout can not be precisely determined. However, the information represents the best estimate of Management based on the terms of the plan.

     No options were granted to Mr. Chrietzberg during 1996, although the Corporation substituted its options for options that he held to purchase stock of the Bank when the Corporation acquired the Bank.

                             Aggregated Option/Sar Exercises in Last Fiscal Year
                                       and FY-End Options/Sar Values

                                                                      Number of Securities           Value of Unexercised
                                                                      Underlying Unexerised             In-the-Money
                                                                           Options/SARs                at Options/SARs at
                                                                             FY-End(#)                     FY-End ($)
                                   Shares                          Exercisable    Unexercisable   Exercisable    Unexercisable
                                 Acquired on          Value        -----------    --------------  -----------    -------------
      Name                       Exercise (#)      Received ($)
      ----                      --------------    --------------
Charles T. Chrietzberg, Jr.         None              None            None            None           None             None
Kevin N. Quinn                      None              None            None            None           None             None
Bruce N. Warner                     None              None            None            None           None             None
Andre G. Herrera                    None              None            None            None           None             None
Mary Ellen Stanton                  None              None            None            None           None             None


     In 1996, each director received a standard fee of $300 per regular board meeting attended and $150 for each committee meeting attended.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     To the knowledge of the management of the Company, the following shareholders own more than five percent (5%) of the outstanding common stock of the Company, its only class of voting securities.


                                 Amount and Nature of                   Percent of
Name and Address                   Beneficial Ownership                   Class
----------------                 ----------------------                 ----------
Charles T. Chrietzberg, Jr.            412,102(1)                          42.73
P.O. Box 1344
Carmel, CA  93921

David S. Lewis, Trust                  110,000                             12.51
30500 Aurora del Mar
Carmel, CA  93923


(1) Includes 85,000 shares subject to employee stock options and 11,437 shares held beneficially for Mr. Chrietzberg and Mrs. Chrietzberg in Individual Retirement Accounts where voting power is shared with the custodian of the account. Also includes 350 shares held by Mrs. Chrietzberg and included pursuant to California community property laws. 250,000 shares of the Common Stock owned by Mr. Chrietzberg are pledged to secure a loan from an unaffiliated bank.

     The following table sets forth similar information regarding the beneficial ownership, both by numerical holding and percentage interest of each of the Company's directors and all of its directors and executive officers as a group. All addresses are in care of the Corporation at 601 Munras Ave. Monterey, CA 93940.

                                                                      Shares Subject      Percent of
                               Amt. & Nature         Percent of         to Purchase        Class w/o
     Name and Address          Ben. Ownership          Class              Option         Option Shares
------------------------------------------------------------------------------------------------------
Charles T. Chrietzberg, Jr.   412,102(1)(2)(3)          42.73             85,000             37.19

Sandra G. Chrietzberg         412,102(2)(3)             42.73             85,000             37.19

Peter J. Coniglio              34,225(4)(5)              3.84             12,500              2.47

Carla S. Hudson                 6,603(6)                 0.75              2,500              0.47

John M. Lotz                   10,000(7)                 1.13              7,500              0.28

All directors & executive
officers as a Group           475,002(8)                47.64                                40.65


(1) Includes 85,000 shares subject to his employee stock options. 250,000 shares of the common Stock owned by Mr. Chrietzberg are pledged to secure a loan from an unaffiliated bank.

(2) The shares include an aggregate of 11,437 shares held beneficially by Mr. Chrietzberg and Mrs. Chrietzberg in Individual Retirement Accounts, where voting power is also shared with the custodian of the account.

(3) Includes shares of spouse pursuant to California's community property laws.

(4)  Sole voting power.

(5) Includes 12,500 shares subject to the respective director's stock options. Of the remaining shares 16,475 are held in a family trust controlled by Mr. Coniglio, as to which he has sole voting and investment power, while 5,250 shares are held by Hudson, Martin, Ferrante & Street, a partnership of which Mr. Coniglio is the managing partner, with voting and investment power.

(6) Includes 2,500 shares subject to the respective director's stock options. The remaining shares are held jointly with family members, other than 1,000 shares held in a corporate pension, as to which Ms. Hudson has voting and investment power.

(7) Includes 7,500 shares subject to the respective director's stock options. The remaining shares are held jointly with family members, with shared voting and investment power.

(8) Includes all options included above, plus 10,000 shares subject to options held by executive officers who are not also directors.

     250,000 shares of the common stock owned by Mr. Chrietzberg are pledged to secure a loan from an unaffiliated bank. Should he default under such credit, the shares could be acquired by the lender, or sold pursuant to applicable terms of the Uniform Commercial Code, in a transaction that could result in a change of control of the Corporation. Such transaction may require approval under provisions of Federal and California change in bank control laws.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their associates. Management of the Bank believes that these transactions have been (and those in the future are intended to be) on substantially the same terms, including interest rates, collateral and repayment terms on extensions of credit, as those prevailing at the same time for comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features. Management does not believe that any such loans are outside the ordinary course of business. Loans to such borrowers as of December 31, 1996 amounted to approximately $837,293 as makers and/or endorsers. The total of such loans represents approximately 28.89% of the Bank's total capital accounts.


                                                                     Outstanding as of
                                          Maximum                    December 31, 1996
                                          -------                    -----------------
                                                 Percent of                        Percent of
           Name                   Amount       Equity Capital      Amount        Equity Capital
Charles T. Chrietzberg, Jr.       33,087            1.19            16,800             0.58

Peter J. Coniglio                453,009           16.32            35,000             1.21

John M. Lotz                     213,548            7.69           185,750             6.41

David Lewis                      427,276           15.39           358,400            12.37

Directors, Principal           1,389,849           50.51           837,293            28.85
Shareholders, and Officers
as a Group (8 in number)


     A portion of the credit to Mr. Coniglio was participated with another Bank and not included herein. The loan was paid in full during 1996.

     During 1996, the law firm of Hudson, Martin, Ferrante & Street, of which Mr. Peter J. Coniglio is a partner, performed legal services for the Bank, for which the Bank paid $58,358. The Board of Directors has determined that it obtained those legal services at no less favorable rates than could have been obtained from a non-affiliated law firm.

Item 13. EXHIBITS AND REPORTS

A.   EXHIBITS

Item             Description
----             -----------
        2        Plan of Merger and Meger Agreement, Monterey County Bank with
                 Monterey County Merger Corporation un the Charter of Monterey
                 County Bank under the Title of Monterey County Bank, joined in by Northern California  Bancorp, Inc. dated November 1, 1995.
                 Filed as exhibit to Form 10-KSB dated December 31, 1995.
        3(i)     Articles of Incorporation
                 Filed as exhibit to Form 10-KSB dated December 31, 1995.
        3(ii)    Bylaws
                 Filed as exhibit to Form 10-KSB dated December 31, 1995.
       10(i)D    Lease agreement Carmel Branch Office
                 Filed as exhibit to Form 10-KSB dated December 31, 1995.
       10(ii)A   (1)  1987 Amended Stock Option Plan and Stock Option Agreements
                 (2)  Employment Contract of Charles T. Chrietzberg, Jr., dated
                      May 23, 1993
                 (3)  Deferred Compensation Agreement, dated December 31, 1993.
                 Filed as exhibit to Form 10-KSB dated December 31, 1995.
       11        Statement Reference Computation of Per Share Earnings
       21        Subsidiaries

B.   REPORTS

      None

                                      SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NORTHERN CALIFORNIA BANCORP, INC.

Date:  3/25/97                        By:  /s/ Charles T. Chrietzberg, Jr.
      --------------                     --------------------------------------
                                           Charles T. Chrietzberg, Jr.
                                           Chief Executive Officer
                                           and President

Date:  3/25/97                        By:  /s/ Bruce N. Warner
      --------------                     --------------------------------------
                                           Bruce N. Warner
                                           Chief Financial Officer
                                           and Principal Accounting Officer


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                Position                        Date
----                                --------                        ----


/s/ Charles T. Chrietzberg, Jr.                                    3/25/97
-------------------------------
Charles T. Chrietzberg, Jr.
Director


/s/ Sandra G. Chrietzberg                                          3/25/97
-------------------------------
Sandra G. Chrietzberg
Director


/s/ Peter J. Coniglio                                              3/25/97
-------------------------------
Peter J. Coniglio
Director


-------------------------------                                    -------
Carla S. Hudson
Director

/s/ John M. Lotz                                                   3/25/97
-------------------------------
John M. Lotz
Director

                          NORTHERN CALIFORNIA BANCORP, INC.
                                    AND SUBSIDIARY

                            CONSOLIDATED FINANCIAL REPORT

                              DECEMBER 31, 1996 AND 1995

                                   C 0 N T E N T S

INDEPENDENT AUDITORS' REPORT ON THE FINANCIAL
    STATEMENTS                                                                1

FINANCIAL STATEMENTS

    Consolidated Balance Sheets                                               2
    Consolidated Statements of Operations                                     3
    Consolidated Statements of Shareholders' Equity                           4
    Consolidated Statements of Cash Flows                                     5
    Notes to Consolidated Financial Statements                           6 - 29

                                     [LETTERHEAD]

                             Independent Auditors' Report

To the Board of Directors
Northern California Bancorp, Inc.
Monterey, California

We have audited the accompanying consolidated balance sheets of Northern California Bancorp, Inc. and its wholly owned subsidiary, Monterey County Bank, as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern California Bancorp, Inc. and its wholly owned subsidiary, Monterey County Bank as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                        /s/ Hutchinson and Bloodgood LLP

Watsonville, California January 30, 1997

                                     [LETTERHEAD]

                          NORTHERN CALIFORNIA BANCORP, INC.
                                    AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                              December 31, 1996 and 1995

              ASSETS                                          1996                1995
Cash and due from banks (Note 2)                          $ 9,820,100         $10,328,900
Time deposits with other financial institutions                  --                99,000
Investment securities, available for sale (Note 3)            299,800             864,300
Investment securities, held to maturity (Note 3)            2,500,200             195,900
Loans held for sale                                           414,500             790,400
Loans, net (Notes 5 and 13)                                24,641,500          21,479,100
Bank premises and equipment, net (Note 6)                   1,664,200           1,696,100
Interest receivable and other assets                        1,458,800           1,244,100
                                                           ------------        ------------

     Total assets                                         $40,799,100         $36,697,800
                                                           ------------        ------------
                                                           ------------        ------------

  LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand                                                    $ 7,572,300         $ 5,509,100
  Interest-bearing transaction                              6,792,200           6,766,100
  Savings                                                   2,598,400           2,458,000
  Time                                                     12,355,000          11,176,100
  Time in denominations of $100,000 or more                 6,849,200           5,278,300
                                                           ------------        ------------

     Total deposits                                        36,167,100          31,187,600

Federal Home Loan Bank borrowed funds (Note 7)              1,000,000           2,000,000
Interest payable and other liabilities                        733,800             734,400
                                                           ------------        ------------

     Total liabilities                                     37,900,900          33,922,000
                                                           ------------        ------------

Commitments (Notes 9 and 10)

Shareholders' equity (Notes 11, 12, and 14)
  Common stock, authorized 2,500,000 shares in
   1996 and 1995, no par value; issued and
   outstanding 879,465 shares in 1996 and 1995              2,779,600           2,779,600
  Retained earnings                                           118,600               1,900
                                                           ------------        ------------
                                                            2,898,200           2,781,500

Net unrealized loss on securities available
  for sale, after tax effects                                    --                (5,700)
                                                           ------------        ------------

     Total shareholders' equity                             2,898,200           2,775,800
                                                           ------------        ------------

     Total liabilities and shareholders' equity           $40,799,100         $36,697,800
                                                           ------------        ------------
                                                           ------------        ------------


The Notes to Consolidated Financial Statements are an integral part of these statements.

                          NORTHERN CALIFORNIA BANCORP, INC.
                                    AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OP OPERATIONS
                     Years Ended December 31, 1996, 1995 and 1994

                                                              1996                1995                1994
                                                          ------------        ------------        ------------
Interest income:
  Loans                                                   $ 2,676,800         $ 2,546,400         $ 2,473,600
  Time deposits with financial institutions                     5,400              23,700              23,500
  Investment securities                                       117,500             102,100             104,300
  Federal funds sold                                          340,700             279,400             132,700
                                                           ------------        ------------        ------------
     Total interest income                                  3,140,400           2,951,600           2,734,100
                                                           ------------        ------------        ------------

Interest expense:
  Interest-bearing transaction accounts                       108,300             103,400             114,300
  Savings and time deposit accounts                           810,800             700,200             539,500
  Time deposits in denominations of $100,000 or more          331,800             288,000             165,500
  Federal Home Loan Bank                                       82,700              91,700             114,000
                                                           ------------        ------------        ------------
     Total interest expense                                 1,333,600           1,183,300             933,300
                                                           ------------        ------------        ------------
     Net interest income                                    1,806,800           1,768,300           1,800,800
Provision for loan losses (Note 5)                             52,500             120,000              30,000
                                                           ------------        ------------        ------------
  Net interest income after provision for
       loan losses                                          1,754,300           1,648,300           1,770,800
                                                           ------------        ------------        ------------
Other income:
  Service charges on deposit accounts                         371,700             338,500             415,700
  Income from sales and servicing of SBA loans
     (Note 4)                                                 258,900             386,300             290,600
  Loss on sale of other real estate owned                        --                 --                (12,400)
  Other income                                                352,700             309,700             341,700
                                                           ------------        ------------        ------------
     Total other income                                       983,300           1,034,500           1,035,600
                                                           ------------        ------------        ------------

Operating expense:
  Salaries and employee benefits                            1,362,400           1,236,800           1,181,100
  Occupancy and equipment expense (Note 6)                    256,000             262,900             560,700
  Professional fees                                           120,800             115,200              67,100
  Data processing                                             148,700             141,200             145,100
  Other general and administrative                            556,300             599,500             616,400
                                                           ------------        ------------        ------------
     Total operating expenses                               2,444,200           2,355,600           2,570,400
                                                           ------------        ------------        ------------
Income before tax provision (benefit)                         293,400             327,200             236,000
Income tax provision (benefit) (Note 8)                        80,000              49,200             (20,700)
                                                           ------------        ------------        ------------
     Net income                                           $   213,400         $   278,000         $   256,700
                                                           ------------        ------------        ------------
                                                           ------------        ------------        ------------

Earnings per common share (Note 11)
  Primary                                                       $0.21               $0.27               $0.25
  Fully diluted                                                 $0.21               $0.27               $0.25


The Notes to Consolidated Financial Statements are an integral part of these statements.

                           NORTHERN CALIFORNIA BANCORP,INC.
                                    AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     Years Ended December 31, 1996, 1995 and 1994



                                                                                  Net Unrealized
                                                                                       Loss
                                                                       Retained    On Investment
                                                                       Earnings      Securities
                                              Common stock          (Accumulated     Available
                                          Shares        Amount         Deficit)       For Sale        Total
Balances, December 31, 1993               879,465    $ 2,779,600    $  (357,000)                  $ 2,422,600
  Net income                                 --             --          256,700                       256,700
  Payment of common stock dividend           --             --          (87,900)                      (87,900)
     ($.10 per share)
  Change in method of accounting for
     investment securities,
     after tax effects                       --             --             --        $  (7,500)        (7,500)
                                          -------    -----------      ---------        -------    -----------

Balances, December 31, 1994               879,465      2,779,600       (188,200)        (7,500)     2,583,900
  Net income                                 --             --          278,000           --          278,000
  Payment of common stock dividend           --             --          (87,900)                      (87,900)
     ($.10 per share)
  Change in net unrealized loss on
  securities available for sale,
  after tax effects (Note 3)                 --             --             --            1,800          1,800
                                          -------    -----------      ---------        -------    -----------

Balances, December 31, 1995               879,465      2,779,600          1,900         (5,700)     2,775,800
                                          -------    -----------      ---------        -------    -----------

  Net income                                 --             --          213,400           --          213,400
  Payment of common stock dividend           --             --          (96,700)          --          (96,700)
     ($.11 per share)
  Change in net unrealized loss on
     securities available for sale,
     after tax effects (Note 3)              --             --             --            5,700          5,700
                                          -------    -----------      ---------        -------    -----------

Balances, December 31, 1996               879,465    $ 2,779,600      $ 118,600        $     0    $ 2,898,200
                                          -------    -----------      ---------        -------    -----------
                                          -------    -----------      ---------        -------    -----------

The Notes to Consolidated Financial Statements are an integral part of these statements.

                          NORTHERN CALIFORNIA BANCORP, INC.
                                    AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1996, 1995 and 1994


                                                              1996         1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $   213,400   $  278,000   $  256,700
  Adjustments to reconcile net income to net
   cash provided by operating activities
  Depreciation and amortization expense                       118,400      106,800       73,900
  Amortization of premiums on investment
   securities                                                  53,200        5,200        6,200
  Loss on sale of other real estate owned                       --           --          12,400
  Provision for loan losses                                    52,500      120,000       30,000
  Amortization of deferred servicing premium                   31,700       24,700       57,300
  Amortization of deferred gains on SBA loans                  (4,800)      (4,500)      (7,000)
  Increase (decrease) in accrued expenses                     (65,900)     152,700        6,500
  Increase in other assets                                   (165,600)    (144,500)    (122,400)
  (Increase) decrease in deferred tax asset                   (34,100)     (53,300)     (43,900)
  Increase (decrease) in interest payable                      58,300      119,700      (73,600)
  (Increase) in interest receivable                           (38,600)     (29,500)      (3,000)
                                                          -----------  -----------    ---------
      Net cash provided by operating activities               218,500      577,300      193,100
                                                          -----------  -----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of time deposits                      99,000      198,000       99,000
  Proceeds from maturity of investment securities             697,100      593,200      600,000
  Principal payments on investment securities                  78,600      196,000      263,500
  Purchase of investment securities                        (2,559,200)    (629,700)    (662,400)
  Net (increase) decrease in loans                         (3,215,000)   2,314,100      (95,400)
  (Increase) decrease in loans held for sale                  375,900     (505,700)   1,189,400
  Proceeds from sale of other real estate owned                 --           --          17,900
  Proceeds from sale of equipment                              12,700        2,600        7,800
  Additions to Bank premises and equipment                    (99,000)    (280,200)    (294,400)
                                                          -----------  -----------    ---------
      Net cash from (used by) investing activities         (4,609,900)   1,888,300    1,125,400
                                                          -----------  -----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                  4,979,300    2,406,100    1,110,300
  Repayment of Federal Home Loan Bank advance              (1,000,000)       --      (1,000,000)
  Cash dividends paid on common stock                         (96,700)     (87,900)     (87,500)
                                                          -----------  -----------    ---------
      Net cash provided by financing activities             3,882,600    2,318,200       22,400
                                                          -----------  -----------    ---------
Net increase (decrease) in cash and cash equivalent          (508,800)   4,783,800    1,340,900
Cash and cash equivalents, beginning of year               10,328,900    5,545,100    4,204,200
                                                          -----------  -----------    ---------
Cash and cash equivalents, end of year                    $ 9,820,100  $10,328,900   $5,545,100
                                                          -----------  -----------    ---------
                                                          -----------  -----------    ---------
Other cash flow information:
  Interest paid                                           $ 1,281,100  $ 1,063,600   $1,006,900
                                                          -----------  -----------    ---------
                                                          -----------  -----------    ---------

  Interest received                                       $ 3,140,400  $ 2,922,100   $2,731,100
                                                          -----------  -----------    ---------
                                                          -----------  -----------    ---------


  Income taxes paid                                       $   153,400  $    43,300    $  25,800
                                                          -----------  -----------    ---------
                                                          -----------  -----------    ---------

The Notes to Consolidated Financial Statements are an integral part of these statements.

                          NORTHERN CALIFORNIA BANCORP, INC.
                                    AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  CONSOLIDATION

  The consolidated financial statements include the accounts of Northern California Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Monterey County Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

  USE OF ESTIMATES

  In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, and the valuation of deferred tax assets.

  BUSINESS

  The Company provides a variety of financial services to individuals and small businesses through its two offices on the Monterey Peninsula. Its primary deposit products are demand and term certificate accounts. Its primary lending products are residential, commercial, and SBA loans.

  CASH AND CASH EQUIVALENTS

  Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold on a daily basis.

  INVESTMENT SECURITIES

  Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and are reflected at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income. Other marketable securities are classified as "available for sale" and are reflected at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of income tax effects. Federal Home Loan Bank stock is reflected at cost.
  Gains and losses on disposition are generally recognized on the trade date, based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

                          NORTHERN CALIFORNIA BANCORP, INC.
                                    AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES . . . . CONTINUED

  SALES AND SERVICING OF SBA LOANS

  The Company originates loans to customers under the Small Business Administration (SBA) program that generally provides for SBA guarantees of 70% to 80% of each loan. The Company generally sells the guaranteed portion of each loan to a third party and retains only the unguaranteed portion in its own portfolio. A gain is recognized on these loans through collection on sale of a premium over the adjusted carrying value, or through retention of an ongoing rate differential less a normal service fee between the rate paid by the borrower to the Company and the rate paid by the Company to the purchaser (excess servicing fee). In calculating the gain, the Company assumes that the loans sold will be outstanding for one-half of their contractual lives.

  The Company's investment in a SBA loan is allocated among the retained portion of the loan, excess servicing retained, and the sold portion of the loan, based on the relative fair market value of each portion at the time of loan origination, adjusted for payments and other activities. Because the portion retained does not carry an SBA guarantee, part of the gain recognized on the sold portion of the loan is deferred and amortized as a yield enhancement on the retained portion of the loan. Excess servicing fees are reflected as an asset which is amortized over an assumed half life; in the event future prepayments are significant and future expected cash flows are inadequate to cover the unamortized excess servicing asset, additional amortization is recognized.

  LOANS HELD FOR SALE

  Loans held for sale consist of the portion of loans which are guaranteed by the SBA and are carried at the lower of cost or market. Market value for loans guaranteed by the SBA is generally determined based on the price at which the loans were committed to be sold on the trade date. Direct loan origination costs are recorded at settlement as an adjustment to gain or loss on sale.

  INTEREST INCOME

  Interest on commercial, real estate, and installment loans is accrued daily and credited to operations based upon the principal amount outstanding. Accrual of interest income is generally discontinued whenever the payment of principal or interest is delinquent for more than ninety days. Previously accrued but uncollected interest is reversed and recognized subsequently only when funds are received.

                          NORTHERN CALIFORNIA BANCORP, INC.
                                    AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES . . . . CONTINUED

  LOANS AND LOAN FEES

  The Company grants mortgage, commercial, and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans on the Monterey Peninsula. The ability of the Bank's debtors to honor their contracts is dependent upon the real estate and general economic sectors in the area.

  Loans, as reported, have been reduced by unadvanced loan funds, net deferred loan fees, and the allowance for loan losses.

  Loan fees net of direct origination costs are deferred on all loans and recognized over the expected life of the related loans as an adjustment of yield.

  ALLOWANCE FOR LOAN LOSSES

  The allowance for loan losses is established by management through a provision for loan losses charged to earnings and is maintained at a level considered adequate to provide for reasonably foreseeable loan losses.

  The provision and the level of the allowance are evaluated on a regular basis by management and are based upon management's periodic review of the collectibility of the loans in light of historical experience, known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans and other real estate owned. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examination. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

  Loan losses are charged against the allowance when management believes the collectibility of the loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance.

                          NORTHERN CALIFORNIA BANCORP, INC.
                                    AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES . . . . CONTINUED

  Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure." Under these Statements, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

  The Statements are not applicable to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, and loans that are measured at fair value. Accordingly, the Company has not applied SFAS No. 114 to its consumer loans which are collectively evaluated for impairment. The Company does not presently have any loans that are measured at fair value or the lower of cost or fair value.

  The adoption of SOS No. 114 had no effect on the Company's assessment of the overall adequacy of the allowance for loan losses. The restatement of previously issued financial statements to conform with SFAS No. 114 is expressly prohibited.

  LOAN SERVICING

  Effective January 1, 1995, the Company prospectively adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights" whereby rights to service mortgage loans for others are capitalized as separate assets, whether acquired through purchase or origination, if such loans are sold or securitized with servicing rights retained. Accordingly, the total cost of the mortgage loan is to be allocated to the related servicing right and to the loan based on the relative fair values if it is practicable to estimate those fair values. The Company estimates fair value based on the present value of estimated expected future cash flows using prepayment speeds and discount rates commensurate with the risks involved, and servicing costs determined on an incremental cost basis.

                          NORTHERN CALIFORNIA BANCORP, INC.
                                    AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES . . . . CONTINUED

  Prior to the adoption of SFAS No. 122, the capitalization of originated mortgage servicing rights was not allowed under generally accepted accounting principles.

  Capitalized mortgage servicing rights are amortized to servicing revenue in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. For purposes of measuring impairment, the rights are stratified based on the following predominant risk characteristics of the underlying loans: loan type, size, note rate, date of origination, term, and geographic location. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. The effect of adopting SFAS No. 122 is not significant.

  FORECLOSED REAL ESTATE

  Real estate acquired by foreclosure is carried at the lower of cost or its fair value less estimated cost to sell. Upon foreclosure, the value of the underlying loan is written down to the fair market value of the real estate, if necessary, as a charge to the allowance for loan losses. Any subsequent write-downs are charged against other operating expense. Operating expense of such properties, net of related income, and gains and losses on their disposition are included in other operating expense.

  BANKING PREMISES AND EQUIPMENT

  Land is carried at cost. Buildings and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets.

  It is general practice to charge the cost of maintenance and repairs to earnings when incurred; major expenditures for betterments are capitalized and depreciated.

  INCOME TAXES

  Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes. The Company's base amount of its federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability. However, the loan loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if it is deemed realizable.

                          NORTHERN CALIFORNIA BANCORP, INC.
                                    AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES . . . . CONTINUED

  RECLASSIFICATION

  Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

  STOCK COMPENSATION PLANS

  In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. Under the Company's stock plan, compensation cost is recognized to the extent that the quoted market price of the stock on the date of grant exceeds the amount that the employee is required to pay. The Company has elected to remain with the accounting in Opinion No. 25 and, as a result, must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied. The disclosure requirements of this Statement are effective for the Company's consolidated financial statements for the year ended December 31, 1996. The pro forma disclosures include the effects of all awards granted on or after January 1, 1995.

  EARNINGS PER SHARE

  Primary earnings per share computations include common stock and dilutive common stock equivalents attributable to outstanding stock options. Fully diluted earnings per share computations reflect the higher market price of the Company's common stock at the end of the period and the assumed further dilution applicable to outstanding stock options.

                          NORTHERN CALIFORNIA BANCORP, INC.
                                    AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES . . . . CONCLUDED

  RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The accounting and reporting of this Statement are based on a financial components approach that focuses on control, whereby after a transfer of financial assets, an entity recognizes only financial and servicing assets it controls and liabilities it has incurred. Liabilities incurred will be initially recognized at fair value, if practicable. Financial assets are derecognized when control has been surrendered, and liabilities are derecognized when extinguished. The determination of whether control over a financial asset has been surrendered is based on meeting specific criteria as defined in the Statement.

  The Statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings, and impacts the accounting for various transactions including the servicing of financial assets, securitizations, securities lending transactions, repurchase agreements including "dollar rolls," "wash sales," loan syndications and participations, and transfers of receivables with recourse.

  The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied on a prospective basis. In December 1996, the FASB voted to defer for one year the provisions of the Statement that relate to secured borrowings and collateral.

  Management is currently evaluating the impacts of the Statement on its secured borrowings such as repurchase agreements but does not expect, based on the general terms of its current agreements, that the Statement will significantly change its accounting for similar transactions in the future. Other provisions of the Statement will not, in management's opinion, have a significant impact on the consolidated financial statements, except that certain loan participations that the Company will service for other investors may be reflected on the balance sheet at their gross amount with a related liability to the participant for the participant's portion. Such transactions are currently reflected on a net basis in the Company's loan portfolio.

NOTE 2.  CASH AND DUE PROM BANKS

Aggregate reserves (in the form of cash and deposits with the Federal Reserve
Bank) of $600,000 were maintained to satisfy federal regulatory requirements at December 31, 1996.

                        NORTHERN CALIFORNIA BANCORP, INC.
                                AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  INVESTMENT SECURITIES

The amortized cost and approximate market value of investment securities owned as of December 31, were as follows:



                                           Amortized   Unrealized        Unrealized    Market
                                             Cost        Gains             Losses       Value
                                         ------------------------  1996  ----------------------
  Available for sale:
   Federal Home Loan Bank                   $299,800        --                 --      $299,800
   Guaranteed loan pool
    certificates                               --           --                 --         --
                                          ----------   ---------         ----------  ----------
                                            $299,800        --                 --      $299,800
                                          ----------   ---------         ----------  ----------
                                          ----------   ---------         ----------  ----------

  Held to maturity:
   U.S. Treasury securities                 $499,600        --                 --      $499,600
   U.S. Government agencies                2,000,600        --                $700    1,999,900
                                          ----------   ---------         ----------  ----------
                                          $2,500,200        --                $700   $2,499,500
                                          ----------   ---------         ----------  ----------
                                          ----------   ---------         ----------  ----------

                                         ------------------------  1995  ----------------------
  Available for sale.
   Federal Home Loan Bank                   $240,800        --                 --      $240,800
   Guaranteed loan pool
    certificates                             633,000        --              $9,500      623,500
                                          ----------   ---------         ----------  ----------
                                            $873,800        --              $9,500     $864,300
                                          ----------   ---------         ----------  ----------
                                          ----------   ---------         ----------  ----------

  Held to maturity:
   U.S. Treasury securities                 $195,900       $300                --      $196,200
   U.S. Government agencies                    --           --                 --         --
                                          ----------   ---------         ----------  ----------
                                            $195,900       $300                --      $196,200
                                          ----------   ---------         ----------  ----------
                                          ----------   ---------         ----------  ----------

The Company's investment in guaranteed loan pool certificates represents the purchase of an undivided interest in pools of loans guaranteed by the SBA. The Company's investment in Federal Home Loan Bank stock is required as part of a borrowing agreement. The stock will be redeemed at par value.

                          NORTHERN CALIFORNIA BANCORP, INC.
                                    AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  INVESTMENT SECURITIES . . . . CONCLUDED

The amortized cost and estimated market value of investment securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                  Amortized     Estimated
                                    Cost       Market Value

Due in one year or less            $299,800       $299,800
Due between one and five years    1,499,600      1,499,300
Due between five and ten years       --             --
Due after ten years               1,000,600      1,000,200
                                 ----------     ----------
                                 $2,800,000     $2,799,300
                                 ----------     ----------
                                 ----------     ----------

Proceeds from maturity of investment securities during 1996 were $200,000, with no gain or loss realized. There was a gain realized from the sale of investments in 1996 of $5,700 and there were no gains or losses realized on the sale of investments for 1995 or 1994.

NOTE 4.  SALES AND SERVICING OF SBA LOANS

A summary of the activity of SBA loans for the years December 31, 1996, 1995 and 1994 is as follows:

                               1996           1995           1994

  SBA loans authorized       $1,937,000     $3,170,000     $1,799,300
                             ----------     ----------     ----------
                             ----------     ----------     ----------
  SBA loans sold             $1,842,800     $2,582,000     $2,466,500
                             ----------     ----------     ----------
                             ----------     ----------     ----------

A summary of income from SBA loans sold is as follows:

                                              1996       1995       1994

  Income from premiums                      $138,600   $230,100   $206,500
  Income from servicing                      165,000    190,700    138,100
  Less loan origination expense              (44,700)   (34,500)   (54,000)
                                            ---------  ---------  ---------
  Total SBA sales and service income        $258,900   $386,300   $290,600
                                            ---------  ---------  ---------
                                            ---------  ---------  ---------

                          NORTHERN CALIFORNIA BANCORP, INC.
                                    AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio as of December 31 follows:

                                               1996           1995

  Commercial and industrial                 $9,705,400     $9,268,800
  Real estate, mortgage                     14,335,900     11,246,100
  Installment                                  583,200        887,800
  Government guaranteed loans purchased        307,300        328,100
                                           ------------   ------------
                                            24,931,800     21,730,800
  Less allowance for loan losses              (253,500)      (224,800)
  Less deferred origination fees, net          (36,800)       (26,900)
                                           ------------   ------------
                                           $24,641,500    $21,479,100
                                           ------------   ------------
                                           ------------   ------------

  The maturities of total loans at December 31 are as follows:

                                               1996           1995
  Loans with a fixed rate:
    Due within one year                     $3,309,800     $2,664,800
    Due one to five years                    4,651,600      3,465,700
    Due over five years                      4,326,100      3,352,400
                                           -----------    -----------
                                            12,287,500      9,482,900
  Loans at a variable rate                  12,644,300     12,247,900
                                           -----------    -----------
  Total loans                              $24,931,800    $21,730,800
                                           -----------    -----------
                                           -----------    -----------

An analysis of the allowance for loan losses as of December 31 follows:

                                       1996         1995        1994

  Beginning balance                 $224,800     $244,900     $254,500
  Recoveries                          20,700       19,500        5,700
  Loans charged off                  (44,500)    (159,600)     (45,300)
  Provision for loan losses           52,500      120,000       30,000
                                    --------     --------     --------
     Ending balance                 $253,500     $224,800     $244,900
                                    --------     --------     --------
                                    --------     --------     --------

As of December 31, 1996 and 1995, the recorded investment in impaired loans totaled $486,300 and $438,000 with corresponding valuation allowances of $39,200 and $41,700, respectively. No additional amounts are committed to be advanced in connection with impaired loans.

                          NORTHERN CALIFORNIA BANCORP, INC.
                                    AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  LOANS AND ALLOWANCE FOR LOAN LOSSES . . . CONCLUDED

For the years ended December 31, 1996 and 1995, the average recorded investment in impaired loans amounted to approximately $486,200 and $517,500, respectively. Non-accrual loans totaled $58,100 and $30,600 at December 31, 1996 and 1995, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $8,500 and $4,600 for 1996 and 1995, respectively.

NOTE 6.  PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of banking premises and equipment and their estimated useful lives at December 31 follows:

                                                              Estimated
                                    1996         1995        Useful Lives

  Building and land                $915,400     $915,400        40 years
  Building improvements             341,700      341,300        40 years
  Leasehold improvements            246,000      186,100       Lease term
  Furniture and equipment         1,482,300    1,425,000       3-8 years
                                 ----------   ----------
                                  2,985,400    2,867,800
  Less accumulated depreciation  (1,321,200)  (1,171,700)
                                 ----------   ----------
                                 $1,664,200   $1,696,100
                                 ----------   ----------
                                 ----------   ----------

Depreciation expense of $118,400, $108,800, and $73,900 was included in occupancy and equipment expense for the years ended 1996, 1995, and 1994, respectively.

NOTE 7.  SHORT-TERM BORROWINGS

The Company entered into an advance and security agreement with the Federal Home Loan Bank of San Francisco on January 21, 1993. At December 31, 1996 the Company has a $1,000,000 advance which bears interest at 4.88%. The advance is secured by pledged loan principal in the amount of $5,372,000. The advance matures at $1,000,000 in October, 1998.

                          NORTHERN CALIFORNIA BANCORP, INC.
                                    AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

                              1996      1995      1994
Current tax provision
  Federal                    $78,500   $51,800    $3,100
  State                       35,600    50,700    20,100
                             --------  -------- ---------
                             114,100   102,500    23,200
                             --------  -------- ---------
Deferred tax benefit
  Federal                    (34,000)  (42,600)  (35,100)
  State                         (100)  (10,700)   (8,800)
                             --------  -------- ---------
                             (34,100)  (53,300)  (43,900)
                             --------  -------- ---------
                             $80,000   $49,200  ($20,700)
                             --------  -------- ---------
                             --------  -------- ---------

The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows:

                                            1996      1995      1994

  Statutory federal tax rate                34.0%     34.0%     34.0%
  State franchise                           11.3      11.3      11.5
  Expiration of general business credits     --        --        3.7
  Utilization of general business credits  (10.8)     (9.7)      --
  Utilization of net operating loss
    carryforwards to reduce tax              --      (14.0)    (34.0)
  Decrease in deferred tax asset valuation
    allowance                               (7.2)     (6.6)    (24.0)
                                            ------    ------    -------
  Effective tax rates                       27.3%     15.0%     (8.8%)
                                            ------    ------    -------
                                            ------    ------    -------

In addition, the Company has unused general business tax credit carryforwards totaling approximately $18,800 for financial reporting and income tax purposes, which expire in varying amounts through the year 2001.

                          NORTHERN CALIFORNIA BANCORP, INC.
                                    AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  INCOME TAXES . . . . CONCLUDED

The components of the net deferred tax asset, included in other assets, at December 31, 1996 and 1995 are as follows:

                                   1996           1995
  Deferred tax asset
    Federal                       $183,300       $213,300
    State                           65,700         65,800
                                  --------       ---------
                                   249,000        279,100
    Less valuation allowance         --           (25,300)
                                  --------       ---------
  Net deferred tax asset          $249,000       $253,800
                                  --------       ---------
                                  --------       ---------

The tax effects of each type of income and expense item that give rise to deferred taxes at December 31, 1996 and 1995, are as follows:

                                                        1996           1995
  Deferred tax asset
  Accrual to cash adjustments                         $144,100       $163,000
     Investments:
       Net unrealized loss on securities
         available for sale                               --            3,800
  Charitable contribution carryforward                   4,300          6,800
  Allowance for loan losses                             62,400         43,300
  General business credit carryforward                  18,800         45,200
  Depreciation                                          19,400         17,000
                                                      --------       --------
     Gross deferred tax asset                          249,000        279,100
     Less valuation allowance                             --          (25,300)
                                                      --------       --------
     Deferred tax asset                               $249,000       $253,800
                                                      --------       --------
                                                      --------       --------

Management has evaluated the deferred tax asset recognized under Statement 109. As of December 31, 1996 management expects all temporary differences to be offset against future taxable income, and no valuation allowance was deemed neccessary. As of December 31, 1995 management did establish a valuation allowance of $25,300 for the portion of the deferred asset that did not meet the "more likely than not" recognition criteria. The valuation allowance was established in 1995 to reduce the deferred tax asset to the amount that is more likely than not to be realized.

                          NORTHERN CALIFORNIA BANCORP, INC.
                                    AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  COMMITMENTS

The Company leases its branch building in Carmel under a twenty-five year operating lease which commenced in March 1981. The Carmel lease can be adjusted annually for changes in the Consumer Price Index. The Company also leases certain equipment used in the normal course of business.

Rent expense for operating leases is included in occupancy and equipment expense and amounted to approximately $59,000, $103,500, and $434,900 in 1996, 1995, and
1994, respectively.

At December 31, 1996, approximate future minimum rental commitments for all noncancelable operating leases are as follows:

              1997                $91,100
              1998                 79,400
              1999                 79,400
              2000                 77,800
              2001                 77,800
           Thereafter             330,700
                                 --------
                                 $736,200
                                 --------
                                 --------

NOTE 10.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

In the normal course of business, there are various commitments outstanding, such as commitments to extend credit and financial guarantees, which are not reflected in the financial statements. At December 31, 1996 and 1995, such commitments to extend credit were approximately $4,568,000 and $3,042,300, respectively of undisbursed lines of credit and undisbursed loans in process.

NOTE 11.  STOCKHOLDERS' EQUITY

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

                          NORTHERN CALIFORNIA BANCORP, INC.
                                    AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  STOCKHOLDERS' EQUITY . . . CONCLUDED

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which they are subject.

As of January 7, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, they must maintain minimum total risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notifications that management believes have changed the Company's or Bank's category. The Bank's actual capital amounts and ratios as of December 31, 1996 are also presented in the table.



                                                                        For Minimum       Minimum To Be Well
                                                                          Capital         Capitalized Under
                                                                          Adequecy        Prompt Corrective
                                                       Actual             Puposes         Action Provisions
                                                    ------------        ------------      -----------------
                                                    Amount Ratio        Amount Ratio      Amount   Ratio
                                                                  (All data in thousands)

Total capital to risk-weighted assets:

  Consolidated                                      $2,845 11.4%        $2,002  8.0%      $2,503   10.0%
  Monterey County Bank                              $2,822 11.3%        $2,202  8.0%      $2,502   10.0%

Tier 1 capital to risk-weighted assets:

  Consolidated                                      $2,592 10.4%        $1,001  4.0%      $1,502    6.0%
  Monterey County Bank                              $2,568 10.3%        $1,001  4.0%      $1,501    6.0%

Tier 1 capital to average assets:

  Consolidated                                      $2,592  6.4%        $1,491  4.0%      $1,863    5.0%
  Monterey County Bank                              $2,568  6.3%        $1,489  4.0%      $1,861    5.0%


                          NORTHERN CALIFORNIA BANCORP, INC.
                                    AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.   STOCK OPTIONS

  On June 14, 1989, the amended 1987 Stock Option Plan was approved by the shareholders. The Plan was approved by the State Banking Department and a Stock Option Permit was issued on October 2, 1989. Under the Plan, options may be granted to officers, key employees, and directors at prices not lower than the fair market value of the common stock on the date of grant. The Board of Directors is authorized to determine when options become exercisable within a period extending from 90 days to 10 years from the date of grant. The maximum number of shares available for issuance under the Plan is 30% of the Bank's issued and outstanding shares, or 263,000 shares. The Bank may not issue an option to any individual if the issuance, when added to the aggregate outstanding amount of options previously issued to the individual, would exceed 10% (87,900 shares) of the number of shares outstanding at the time of the issuance of the option. The exercise price may not be less than 100% of the fair market value of the shares on the date of grant. However, an incentive stock option granted to an individual owning 10% or more of the Bank's stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.

  At December 31, 1996, the Company has a stock-based compensation plan which is described below. The Company applies APB Opinion 25 and related interpretations in accounting for the plan. Accordingly, no compensation cost has been recognized. Compensation costs for the Company's stock-based compensation plan are to be determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123. No stock options were granted during 1996 or 1995.

  At December 31, 1996, options for the purchase of 142,500 shares of the Holding Company's common stock were outstanding and exercisable at prices ranging from $2.20 to $2.75. The status of all optioned shares is as follows:
                                                                Weighted
                                                                Average
                                                                Remaining
                                                               Contractual
                                       Shares     Price Range     Life

  Outstanding at December 31, 1994     167,500   $2.00 - $2.75  5.5 years
    Granted                              ---          ---
    Cancelled                           (5,000)      $2.50
                                       --------
  Outstanding at December 31, 1995     162,500   $2.20 - $2.75  4.6 years
    Granted                              ---          ---
    Cancelled                          (20,000)  $2.50
                                       --------
  Outstanding at December 31, 1996     142,500   $2.20 - $2.75  3.0 years
                                       --------
                                       --------

                          NORTHERN CALIFORNIA BANCORP, INC.
                                    AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.   RELATED PARTY TRANSACTIONS

The Company has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders, and their associates. These transactions, including loans and deposits, are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others and do not involve more than the normal risk of collectibility or present other unfavorable features.

Aggregate loan transactions with related parties are approximately as follows:

Balance as of December 31, 1994   $1,523,900
  New loans                          455,800
  Repayments                        (527,500)
                                  -----------
Balance as of December 31, 1995   $1,452,200
  New loans                            7,200
  Repayments                        (622,100)
                                  -----------
Balance as of December 31, 1996     $837,300
                                  -----------
                                  -----------

Related party deposits totaled approximately $78,400 and $223,700 at December 31, 1996 and 1995, respectively.

NOTE 14.  EMPLOYEE BENEFIT PLANS

During 1995, the Bank established an employee stock ownership plan (ESOP) to invest in the Bank's common stock for the benefit of eligible employees. The Bank's contribution to the plan is determined by the Board of Directors. Shares in the plan generally vest after seven years. The Bank did not make a contribution to the ESOP trust in 1996 or 1995.

The Bank has a salary reduction plan under Section 401(K) of the Internal Revenue Code. The plan covers substantially all full-time employees who have completed one year of service with the Bank. Employees are allowed to defer up to a maximum of 15% or $9,500 of their income. Under the provisions of the plan, the Bank's contribution policy is discretionary. No contributions were made by the Bank in 1996, 1995 or 1994.

                          NORTHERN CALIFORNIA BANCORP, INC.
                                    AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.   REGULATORY MATTERS

The Company is subject to regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act. The Bank is subject to regulation, supervision, and regular examination by the Superintendent and the FDIC. The regulations of these agencies affect most aspects of the Company's business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Company's activities and various other requirements. The Company is also subject to certain regulations of the Federal Reserve Bank dealing primarily with check clearing activities, establishment of banking reserves, Truth-in-Lending (Regulation Z), and Equal Credit Opportunity (Regulation B).

These financial statements have been presented under generally accepted accounting principles (GAAP). In some cases, the FDIC's rules and/or regulations require a different treatment of the accounting for a specific issue. When this occurs, certain items on the Bank's financial statements will differ from the same items on the reports prepared under regulatory accounting principles (RAP). The following two items are GAAP/RAP differences that are being carried by the Company:

When the guaranteed portion of an SBA loan is sold, there is a provision in the sales agreement that, in the very unlikely situation that the loan pays off or goes into default during the first three months, the SBA or Company agrees to repurchase the loan and the seller agrees to return any premium paid on the loan. Under GAAP, the sale is reported assuming the most likely scenario, which is that the loan will last more than three months. According to FDIC examiners, FDIC rules specify that any condition of sale should be considered as likely to happen and, therefore, the income from the sale cannot be reported under RAP until three months after the sale. This has the effect of deferring income under RAP. Depending upon timing circumstances, current earnings may be increased or decreased under RAP. This affects other assets, previous year-end capital, and noninterest income, as well as the related sub-schedules.

                          NORTHERN CALIFORNIA BANCORP, INC.
                                    AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Note 15.   Regulatory Matters . . . . concluded

The Company's investment in a SBA loan is allocated among the retained portion of the loan, excess servicing retained, and the sold portion of the loan, based on the relative fair market values of each portion at the time of loan origination, adjusted for payments and other activities. Excess servicing fees for GAAP are reflected as an asset which is amortized over the assumed half life of the loan. FDIC examiners have determined that excess SBA servicing rights do not constitute an asset under RAP. Therefore, under RAP a servicing asset is not created at the time of the sale, and any GAAP amortization must be eliminated. Since January of 1993, the Company has not recorded any excess servicing for GAAP purposes. The following reconciliation shows the differences between certain financial data under GAAP and RAP.

                                                 GAAP (Dollars
                                                 in thousands)
                                                  (Unaudited)          RAP
December 31, 1996
  Assets                                            $40,799           $40,508
  Earnings for period                                   213               233
  Primary earnings per share                           0.21              0.23
  Capital at end of period                            2,898             2,592
  Book value per share                                 3.30              2.95
  Risk-Based capital ratios
     Tier I                                           11.55%            10.36%
     Total                                            12.56%            11.37%
  Leverage capital ratio                               7.10%             6.40%

December 31, 1995
  Assets                                            $36,698           $36,343
  Earnings for period                                   278               263
  Primary earnings per share                           0.27              0.25
  Capital at end of period                            2,776             2,433
  Book value per share                                 3.16              2.77
  Risk-Based capital ratios
     Tier I                                           12.64%            10.92%
     Total                                            13.66%            11.92%
  Leverage capital ratio                               7.56%             6.66%

                          NORTHERN CALIFORNIA BANCORP, INC.
                                    AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of estimated fair values of all financial instruments where it is practicable to estimate such values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating fair value disclosures for the financial statements:

  CASH AND CASH EQUIVALENTS: The carrying amounts of cash and short-term instruments approximate fair values.

  INVESTMENT SECURITIES: Fair values for investment securities, excluding Federal Home Loan Bank stock, are based on quoted market prices. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank of San Francisco.

  LOANS: The variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value of performing fixed rate loans is estimated by discounting future cash flows using the Company's current offering rate for loans with similar characteristics. The fair value of performing adjustable rate loans is considered to be the same as book value. The fair value of nonperforming loans is estimated at the fair value of the related collateral or, when, in management's opinion, foreclosure upon the collateral is unlikely, by discounting future cash flows using rates which take into account management's estimate of credit risk.

  COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT: The Company does not generally enter into long-term fixed rate commitments or letters of credit. These commitments are generally at prices which are currently prevailing rates. These rates are generally variable and, therefore, there is no interest rate exposure. Accordingly, the fair market value of these instruments is equal to the carrying value amount of their net deferred fees. The net deferred fees associated with these instruments are not material.
  The Company has no unusual credit risk associated with these instruments.

                       NORTHERN CALIFORNIA BANCORP, INC.
                                AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.   PAIR VALUE OF FINANCIAL STATEMENTS . . . . CONCLUDED

  DEPOSIT LIABILITIES: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

  ACCRUED INTEREST: The carrying amounts of accrued interest approximate fair value.

  SHORT-TERM BORROWINGS: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The estimated fair values, and related carrying amounts, of the Company's financial instruments as of December 31, 1996 and 1995 are as follows:



                                                                   December 31,
                                                       1996                         1995
                                                Carrying    Fair              Carrying     Fair
                                                Amount      Value             Amount       Value
                                              ----------  ----------      ------------   -----------
Financial Assets
 Cash and cash equivalents                     $9,820,100  $9,820,100      $10,328,900    $10,328,900
 Time deposits                                       --          --             99,000         99,000
 Investment securities,
   available for sale                             299,800     299,800          864,300        864,300
 Investment securities,
 held to maturity                               2,500,200   2,499,500          195,900        196,200
 Loans, held for sale                             414,500     414,500          790,400        790,400
 Loans, net                                    24,641,500  24,771,600       21,479,100     2l,568,500
 Accrued interest receivable                      242,600     242,600          204,000        204,000

Financial Liabilities
 Deposits                                      36,167,100  36,220,700       31,187,600     31,331,000
 Long-term debt                                 1,000,000     998,100        2,000,000      1,986,500
 Accrued interest payable                         394,900     394,900          336,600        336,600


                          NORTHERN CALIFORNIA BANCORP, INC.
                                    AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.  TRADE NAME INFRINGEMENT SUIT

  In November of 1996 the Bank learned that Watsonville Federal Savings and Loan Association (WFS) was changing its name to Monterey Bay Bank.
  Because WFS has several branches in the bank's immediate market area and the name "Monterey Bay Bank " is confusingly similar to Monterey
  County Bank's name, the   Bank's management was concerned that the Bank's
  marketing program would be jeopardized and that the public would not relate the Bank's advertising and civic contributions to it. Following discussions, WFS refused to abandon the "Monterey Bay Bank" name and Monterey County Bank filed a civil lawsuit against WFS and its holding company Monterey Bay Bancorp which seeks to enjoin the use of the "Monterey Bay Bank" name on the grounds that the use of that name unfairly infringes on the Bank's name and will damage the Bank. Monterey County Bank's lawsuit also seeks monetary damages arising from any use of the "Monterey Bay Bank" name.  While the full impact to Monterey
  County Bank from the use of the "Monterey Bay Bank" name is not yet known, the Bank's suit seeks one million dollars ($1,000,000) in compensatory damages. Monterey County Bank's management is firmly committed to protecting its trade name by prosecuting the suit to conclusion and has
  spent sixty thousand dollars ($60,000) to date in pursuing the   suit.
  No trial date has been set and no estimate can be made of the amount of damages that will actually be received.

  NOTE  18.  BUSINESS COMBINATION

  On December 29, 1995, the Company acquired Monterey County Bank in a business combination accounted for as a pooling of interests. Monterey County Bank, which engages in commercial banking activities, became a wholly owned subsidiary of the Company through the exchange of 879,465 shares of the Company's common stock for all of the outstanding stock of Monterey County Bank. The accompanying financial statements for 1995 are based on the assumption that the companies were combined for the full year, and financial statements of prior years have been restated to give effect to the combination.

                          NORTHERN CALIFORNIA BANCORP, INC.
                                    AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  NOTE 19. NORTHERN CALIFORNIA BANCORP, INC. (PARENT COMPANY ONLY)

  The following are the financial statements of Northern California Bancorp, Inc. (parent company only) as of December 31, 1996 and 1995:


                                 BALANCE SHEETS
                                                                   1996           1995
    Assets
      Cash account and due from Banks                            $40,000         $   --
      Organization costs                                           6,100          40,200
      Prepaid expense                                              4,400             --
      Investment in common stock of
          Monterey County Bank                                 2,864,600       2,775,800
                                                              ----------       ---------

                                                              $2,915,100      $2,816,000
                                                              ----------       ---------
                                                              ----------       ---------

    Liabilities and Shareholders' Equity
      Accounts payable and accrued expenses                         $700         $40,200
      Dividend payable                                            16,500             --
      Stockholders' Equity                                     2,897,900       2,775,800
                                                              ----------       ---------

                                                              $2,915,100      $2,816,000
                                                              ----------       ---------
                                                              ----------       ---------

                          STATEMENTS OF INCOME

      Equity in income of subsidiary                            $233,400        $278,000

      Operating expenses                                          18,900             --
      Applicable taxes                                             1,100             --
                                                              ----------       ---------


      Net income                                                $213,400        $278,000
                                                              ----------       ---------
                                                              ----------       ---------


                          NORTHERN CALIFORNIA BANCORP, INC.
                                    AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  19.  NORTHERN CALIFORNIA BANCORP, INC.  (PARENT COMPANY ONLY)

              STATEMENTS OF CASH FLOWS
                                                        1996           1995
Cash flows from operating activities:
  Net Income                                          $213,400       $278,000
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
  Equity in undistributed income of
    Monterey County Bank                              (233,400)      (278,000)
  Decrease in other assets                              29,700           --
  Increase in accrued expenses                         (39,500)          --
  Increase in other liabilities                         16,500           --
                                                      ---------       --------

                                                       (13,300)          --
                                                      ---------       --------

Cash flows from financing activities:
  Cash dividends received from subsidiary              150,000           --
  Cash dividends paid on common stock                  (96,700)          --
                                                      ---------       --------

                                                        53,300           --
                                                       ---------       --------

Net increase in cash and cash
  equivalents                                           40,000           --

Cash and cash equivalents, beginning of year              --             --
                                                       ---------       --------

Cash and cash equivalents, end of year                 $40,000           --
                                                       ---------       --------
                                                       ---------       --------

The ability of the Company to pay dividends will largely depend upon the dividends paid to it by the Bank. There are legal limitations on the ability of the Bank to provide funds to the Company in the form of loans, advances, or dividends.