Form 10QSB
period 1997-03-31
NORTHERN CALIFORNIA BANCORP INC
filed 1997-05-12
CIK 1006820

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


   /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997


   / /    Transition report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 (No fee required) for the period from     to


                         Commission File Number 0-27666



                        NORTHERN CALIFORNIA BANCORP, INC.
                (Name of Small Business Issuer in its Charter)



                    Incorporated in the State of California

                 IRS Employer Identification Number 77-0421107

               Address:  601 Munras Avenue, Monterey, CA  93940

                           Telephone: (408) 649-4600



     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   /X/              No   / /

             As of  May 8, 1997, the Corporation had 879,465 shares
                         of common stock outstanding.

                       NORTHERN CALIFORNIA BANCORP, INC.
                                AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET

                                                      MARCH 31      DECEMBER 31
                                                        1997           1996
                                                      --------      -----------
ASSETS:

Cash and Cash Equivalents                            7,204,200       9,820,100
Investment Securities, available for sale (Note 1)     454,500         299,800
Investment Securities, held to maturity (Note 1)     4,492,800       2,500,200
Loans Held for Sale                                    337,100         414,500
Gross Loans (Note 2)                                24,389,300      24,931,800
Allowance for Possible Loan Losses (Note 3)           (249,700)       (253,500)
Deferred Origination Fees                              (36,200)        (36,800)
                                                    ----------      ----------
  Net Loans                                         24,103,400      24,641,500
Bank Premises and Equipment, Net                     1,744,900       1,664,200
Interest Receivable and Other Assets                 1,245,100       1,458,800
                                                    ----------      ----------
    Total Assets                                    39,582,000      40,799,100
                                                    ----------      ----------
                                                    ----------      ----------

LIABILITIES AND SHAREHOLDERS' EQUITY:

Total Deposits (Note 4)                             35,177,500      36,167,100
Interest Payable and Other Liabilities               1,396,300       1,733,800
                                                    ----------      ----------
    Total Liabilities                               36,573,800      37,900,900
                                                    ----------      ----------

Shareholders' Equity:

  Common Stock - No Par Value
    Authorized: 2,500,000 in 1997 and 1996
    Outstanding: 879,465 in 1997 and 1996            2,779,600       2,779,600
  Retained Earnings                                    173,100         118,600
  Unrealized Gain (Loss) Available
      for Sale Securities                               55,500               0
                                                    ----------      ----------
    Total Shareholders' Equity                       3,008,200       2,898,200
                                                    ----------      ----------
    Total Liabilities & Shareholders' Equity        39,582,000      40,799,100
                                                    ----------      ----------
                                                    ----------      ----------

                       NORTHERN CALIFORNIA BANCORP, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     MARCH 31
                                                1997          1996
                                              -------       -------
INTEREST INCOME:
  Interest and Fees on Loans                  663,000       613,200
  Interest on Time Deposits with
    Financial Institutions                          0         1,900
  Interest on Investment Securities            60,100         6,900
  Interest on Gov't Guar SBA Loan Pools             0          (400)
  Interest on Federal Funds                    72,100        92,900
                                              -------       -------
    Total Interest Income                     795,200       714,500
                                              -------       -------
INTEREST EXPENSE:
  Interest on Interest-Bearing
    Transaction Accounts                       28,300        26,300
  Interest on Savings Accounts                 13,000        18,000
  Interest on Time Deposits                   280,000       261,500
  Interest on Other Borrowed Funds             12,000        22,800
                                              -------       -------
    Total Interest Expense                    333,300       328,600
                                              -------       -------

    Net Interest Income                       461,900       385,900
                                              -------       -------
PROVISION FOR LOAN LOSSES                      30,000             0
                                              -------       -------
    Net Interest Income After
      Provision for Possible Loan Losses      431,900       385,900

NONINTEREST INCOME:
  Service Charges on Deposit Accounts          92,000        77,700
  SBA Loan Sales & Servicing Income            52,500        67,900
  Other Operating Income                      260,500        75,100
                                              -------       -------
    Total Noninterest Income                  405,000       220,700
                                              -------       -------
NONINTEREST EXPENSE:
  Salaries and Employee Benefits              303,500       292,100
  Occupancy and Equipment Expense              52,400        63,100
  Professional Fees                            30,800        21,000
  Data Processing                              42,900        34,400
  FDIC & State Assessments                      4,700         2,900
  Other Operating Expenses                    347,800       168,900
                                              -------       -------
    Total Noninterest Expense                 782,100       582,400
                                              -------       -------
    NET INCOME (LOSS)                          54,800        24,200
                                              -------       -------
                                              -------       -------
INCOME (LOSS) PER COMMON SHARE                   0.05          0.02
                                              -------       -------
                                              -------       -------

                       NORTHERN CALIFORNIA BANCORP, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                           1997       1996
                                                        ---------  ----------
NET INCOME                                                  54,800     26,200
Adjustments to net income:
  Depreciation and amortization expense                    24,200      30,100
  Amortization/Accretion on investments                      (100)     54,600
  (Gain) loss on sale of securities                             0      (5,700)
  Provision for possible loan losses                       30,000           0
  Increase in deferred servicing premium                   (2,900)          0
  Amortization of deferred servicing premium                4,700       6,100
  Increase in deferred income                                   0           0
  Amortization of deferred income                          (1,100)     (1,100)
  Increase (decrease) in accrued expenses                (190,800)   (226,000)
  (Increase) decrease in prepaid expenses                 146,600     230,200
  Increase (decrease) in interest payable                (139,900)    (69,900)
  (Increase) decrease in interest receivable               34,900      22,900
  (Increase) decrease in loans held for sale               77,400     (11,000)
                                                        ---------  ----------
  Total adjustments to net income                         (17,000)     30,200
                                                        ---------  ----------
                                                        ---------  ----------

Net cash provided (used) by operations                     37,800      56,400

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of due from time                       0           0
  Proceeds from maturity of investments                 1,500,000           0
  Proceeds from sale of investments                             0     497,100
  Principal payments on investments                             0      78,600
  Purchase of securities                               (3,647,200)    (46,600)
  Unrealized gain (loss) available for sale securities     55,500       5,700
  Net (increase) decrease in loans                        508,200    (315,600)
  Proceeds from sale of equipment                               0      12,300
  Capital expenditures                                    104,900     (15,600)
                                                        ---------  ----------
Net cash provided (used) in investing activities       (1,478,600)    215,900
                                                        ---------  ----------
                                                        ---------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposit accounts            (964,900)    855,900

Net cash provided (used) by financing activities         (964,900)    855,900
                                                        ---------  ----------
                                                        ---------  ----------
Net increase (decrease) in cash & cash equivalents     (2,615,900)  1,128,200
Cash & cash equivalents - beginning of year             9,820,100  10,328,900
                                                        ---------  ----------
                                                        ---------  ----------

Cash & cash equivalents - end of period                 7,204,200  11,457,100


                    See Note 5 for supplemental disclosures

NOTES TO FINANCIAL STATEMENTS

                                                      MARCH 31      DECEMBER 31
                                                        1997           1996
                                                    ----------      -----------
(NOTE 1) INVESTMENT SECURITIES:

Available for sale:
  Other Securities                                     454,500         299,800
                                                    ----------      ----------
                                                    ----------      ----------
Held to maturity:
  US Treasury Securities                               499,700         499,600
  US Government Securities                           3,993,100       2,000,600
                                                    ----------      ----------
                                                     4,492,800       2,500,200
                                                    ----------      ----------
                                                    ----------      ----------
(NOTE 2) GROSS LOANS:

  Commercial and Industrial                          9,908,000       9,705,400
  Real Estate - Mortgage                            13,693,000      14,335,900
  Installment                                          486,900         583,200
  Government Guaranteed Loans Purchased                301,400         307,300
                                                    ----------      ----------
  Gross Loans                                       24,389,300      24,931,800

(NOTE 3) ALLOWANCE FOR POSSIBLE LOAN LOSSES:

  Balance at Beginning of Period                       253,500         224,800
  Recoveries                                               700          20,700
  Provision for Possible Loan Losses                    30,000          52,500
  Loans Charged Off                                    (34,500)        (44,500)
                                                    ----------      ----------
  Balance at End of Period                             249,700         253,500

(NOTE 4) DEPOSITS:

  Demand                                             7,166,700       7,572,300
  Interest-Bearing Transaction                       7,153,500       6,792,200
  Savings                                            2,266,600       2,598,400
  Time Under $100,000                               11,931,100      12,355,000
  Time Equal to or Greater than $100,000             6,659,600       6,849,200
                                                    ----------      ----------
                                                    35,177,500      36,167,100

(NOTE 5) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Payments during the period ending:            March 31, 1996   March 31, 1995
                                                --------------   --------------
    Interest                                        333,300         328,600
    Income Taxes                                     26,500          10,900

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

OVERVIEW

     The following discussion reviews and analyzes the operating results and financial condition of the Corporation, focusing on the Bank. It should be read in conjunction with the financial statements and the other financial data presented elsewhere herein. The Corporation had no activities other than its organization.

     For the three months ended March 31, 1997 net income was $54,800, an increase of $30,600 when compared to the same period in 1996. The increase in earnings during this period was the result of a $46,000 increase in net interest income after provision for loan losses and a $11,900 increase in non-interest income; partially offset by an increase of $27,300 in non-interest expense.

     The following table sets forth certain selected financial ratios of the Corporation at and for the three months ended, March 31, 1997 and 1996.

                                  The three months           The three months
                                Ended March 31, 1997       Ended March 31, 1996
                                --------------------       --------------------
                                  (Dollars in thousands except per share data)

Summary of Operating Results:

Total interest income                            795                        715
Total interest expense                           333                        329
                                             -------                    -------
Net interest income                              462                        386

Provision for possible
   loan losses                                    30                          0
                                             -------                    -------
Net interest income after
   provision for loan loss                       432                        386

Total other income                               405                        220
Total other expense                              756                        569
                                             -------                    -------


Income (loss) before taxes                        81                         37
Provision for income tax                          26                         11
                                             -------                    -------


Net income (loss)                                 55                         26


Per Common Share Data:

Net income (1)                                  0.05                       0.03
Primary net income (1)                          0.05                       0.03
Book value, end of period                       3.42                       3.19
Avg. shares outstanding (2)                  879,465                    879,465

Balance Sheet Data:

Total loans, net of
   unearned income (3)                        24,690                    22,596
Total assets                                  39,582                    37,248
Total deposits                                35,178                    32,044
Stockholders' equity                           3,008                     2,807

                                     The three months        The three months
                                   Ended March 31, 1997    Ended March 31, 1996
                                   --------------------    --------------------
Selected Financial Ratios (4):

Return on average assets (5)                      0.60%                   0.29%
Return on average
   stockholders' equity (5)                       7.52%                   3.72%
Net interest spread                               4.65%                   4.42%

Net interest margin                               5.37%                   4.94%

Avg. shareholders' equity
   to average assets                              7.31%                   7.67%

Risked-Based capital ratios
    Tier 1                                       11.39%                  11.95%
    Total                                        12.37%                  12.91%
Total loans to total deposits
   at end of period                              70.19%                  70.52%

Allowance to total loans
   at end of period                               1.01%                   1.00%

Non-performing loans to total
   loans at end of period                         1.05%                   1.21%

Net charge-offs to
   average loans                                  0.14%                   0.00%




(1) Earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,021,965 and 1,023,723 for March 31, 1997 and 1996, respectively.

(2)  Weighted average common shares.

(3)  Includes loans being held for sale.

(4)  Averages are of daily balances.

(5)  March 31, 1997 calculated on an annualized basis.

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

     Net interest income for the three month period ended March 31, 1997 was $461,900 compared to $385,900 for the same period in 1996. The increase of $76,000 resulted from total interest income increasing $80,700, while total interest expense increased $4,700. Average interest earning assets increased $3,147,000 (10.06%), while the average rate earned increased 9 basis points.
The increase in the average interest rate earned was due to increased investments in medium to long term securities and higher yields on commercial loans. Average interest bearing liabilities increased $1,177,000 (4.23%), while the average rate paid decreased 14 basis points, reflecting decreases in certificate of deposit rates.

     The following table shows the components of the Bank's net interest income, setting forth, for each the three months ended March 31, 1996 and 1997, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v)the net interest yield on average interest-earning assets (i. e., net interest income divided by average interest-earning assets). Yields are not computed on a tax-equivalent basis. Non-accrual loans and overdrafts are included in average loan balances. Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

                                                    Three Months                            Twelve Months
                                                   Ended March 31,                       Ended December 31,
                                          1997                          1996                    1996
                                -----------------------      ----------------------    ---------------------
                                         Int      Avg                  Int      Avg            Int      Avg
                                   Avg   Earn      %            Avg   Earn      %       Avg    Earn      %
                                   Bal   Paid     Rate          Bal   Paid     Rate     Bal    Paid     Rate
                                -----------------------      ----------------------    ---------------------
                                                              (Dollars in thousands)
Interest Earning Assets:

Int-bearing deposits
  at other banks                     0      0       N/A          99      2     7.77        71      5    7.04
Invest securities (1)            3,522     60      6.83         999      7     2.62     1,519     90    5.92
Federal funds sold               5,785     72      4.99       7,530     93     4.94     6,460    341    5.28
                                -----------------------      ----------------------    ---------------------
Total investments                9,307    132      5.68       8,628    101     4.68     7,979    436    5.46

Loans
  Real estate                   13,977    351     10.03      11,504    309    10.74    13,138  1,368   10.41
  Installment                      516     14     11.16         726     23    12.67       686     80   11.66
  Commercial                    10,611    298     11.23      10,406    282    10.84    10,823  1,256   11.61
                                -----------------------      ----------------------    ---------------------
Total loans                     25,104    663     10.56      22,636    614    10.85    24,647  2,704   10.97

Total Interest
  earning assets                34,411    795      9.24      31,264    715     9.15    32,626  3,140    9.63
                                -----------------------      ----------------------    ---------------------
                                -----------------------      ----------------------    ---------------------
Interest Bearing Liabilities:

Int-bearing demand               5,201     16      1.27       4,448     15     1.35     4,534     64    1.41
Money market savings             1,953     12      2.43       1,954     11     2.25     1,911     45    2.35
Savings deposits                 2,267     13      2.29       2,478     18     2.91     2,541     70    2.75
Time deposits
  -greater than- $100M           6,660     98      5.86       5,521     85     6.16     5,698    338    5.93
Time deposits
  -less than- $100M             11,931    182      6.12      11,433    177     6.18    11,774    735    6.24
Other Borrowing                  1,000     12      4.81       2,000     23     4.60     1,790     83    4.64
                                -----------------------      ----------------------    ---------------------
Total interest
  bearing liabilities           29,012    333      4.59      27,834    329     4.73    28,249  1,334    4.72
                                -----------------------      ----------------------    ---------------------
                                -----------------------      ----------------------    ---------------------
Net interest income                       462                          386                     1,806

Net interest spread                                4.65                        4.42                     4.91

Net yield on interest
  earning assets                                   5.37                        4.94                     5.54


(1) Yield in 1996 negatively impacted by $9,800 write off of premium due to the early payoff of an SBA Guaranteed Pool.

                                    Three Months           Twelve Months
                                   Ended March 31,       Ended December 31,
                                    1997 vs 1996            1996 vs 1995
                                    ------------            ------------
                                  Increase (Decrease)     Increase (Decrease)
                                     Due to changes          Due to Changes
                                 ---------------------   ---------------------
                                 Avg      Avg            Avg      Avg
                                 Volume   Rate   Total   Volume   Rate   Total
                                 ---------------------   ---------------------
                                            (Dollars in thousands)
Interest Earning Assets:

Int-bearing deposits
  at other banks                     (2)     0      (2)     (17)    (2)    (19)
Invest securities                    17     37      54       21     (7)     14
Federal funds sold                  (22)     1     (21)      75    (13)     62
                                 ---------------------   ---------------------

Total investments                     8     23      31       85    (28)     57

Loans
  Real estate                        66    (25)     42       52    (55)     (3)
  Installment                        (7)    (2)     (9)     (35)     3     (32)
  Commercial                          6     10      16       89     78     166
                                 ---------------------   ---------------------
  Total loans                        67    (18)     49      107     24     131

Total Interest Earning Assets        72      8      80      239    (49)    190
                                 ---------------------   ---------------------
                                 ---------------------   ---------------------
Interest Bearing Deposits:

Int-bearing demand                    3     (1)      1       (0)     3       3
Money market savings                 (0)     1       1        1      2       3
Savings deposits                     (2)    (4)     (5)      (8)    (3)    (11)
Time deposits
  -greater than- $100M               18     (5)     13       41     (5)     36
Time deposits
   -less than- $100M                  8     (2)      6      121      9     130
Other Borrowing                     (12)     1     (11)     (10)     1      (9)
                                 ---------------------   ---------------------

Total interest bearing deposits      14    (10)      4      100     51     151
                                 ---------------------   ---------------------
                                 ---------------------   ---------------------

Net change in net interest           58     18      76      139   (100)     39

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses is an expense charged against operating income and added to the allowance for loan losses. The allowance for loan losses represents amounts set aside for the specific purpose of absorbing losses which may occur in the Bank's loan portfolio.

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

     Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At March 31, 1997 and 1996 the Bank's allowance stood at
1.01 percent and 1.00 percent of gross loans, respectively. A provision of $30,000 was made to the allowance during the three months ended March 31, 1997, compared to no provision being made in the same period in 1996. Loans charged off during the three months ended March 31, 1997, totaled $34,500, no loans were charged off in the same period of 1996. Recoveries for the same periods were $600 and $1,400, respectively.

     The Bank's non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans was 1.05% at March 31, 1997 compared with
1.13 percent and .14 percent as of the end of 1996 and 1995, respectively.
The ratios at March 31, 1997 and December 31, 1996 were significantly impacted by one non-performing loan which represented 72.62% and 69.40%, respectively, of the total non-performing loans.

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

NON-INTEREST INCOME

     Total non-interest income for the three months ended March 31, 1997 was $232,600, compared with $220,700 for the same period in 1996. The increase of $11,900 was the result of service charges on deposit accounts increasing $14,300 and income from other service charges, commissions and fees increasing $13,000, while income from SBA loan sales and servicing decreased $15,400. Merchant credit card processing accounted for all of the increase in other service charges, commissions and fees.

     The sale, of Small Business Administration (SBA) guaranteed loans, is a significant contributor to the Bank's income. SBA guaranteed loans yield up to 3 3/4% over the New York prime rate, and the guaranteed portions can be sold at premiums, which vary with market conditions. SBA loans are guaranteed by the full faith of the United States Government from 75 to 80 percent of the principal amount. The guaranteed portion has risks comparable for an investor to a U. S. Government security and can usually be sold in the secondary financial market, either at a premium or at a yield which allows the Bank to maintain a significant spread for itself.

     There can be no assurance that the gains on sale will continue at, or above, the levels realized in the past three years. In addition, increasing competition among lenders for qualified SBA borrowers makes it difficult for the Bank to continually expand its program in this area, and may limit the level of premium that can be earned with regard thereto. Furthermore, the SBA recently began requiring lenders to share a portion of premiums in excess of 10% earned on the sale of the guaranteed portions, and to pay 50 basis points on the outstanding guaranteed balance. Management cannot predict the impact these changes will not have a significant impact on SBA income.

NON-INTEREST EXPENSE

     Salary and benefits expense for the three months ended March 31, 1997 increased $11,400 compared with the same period in 1996. These increases were primarily due to employee merit pay increases.

     Total occupancy and equipment expense for the three months ended
March 31, 1997 was $52,400 compared to $63,100 for the same period in 1996.

     For the three months ended March 31, 1997 professional fees increased $9,800 compared to the same period in 1996.

     Data processing expenses for the three months ended March 31, 1997 increased $8,500 compared to the same period in 1996. The increase was due to a 2.9% cost of living increase, effective April 1996, and increased numbers of accounts and transactions.

     Other expenses for the three months ended March 31, 1997 totaled $180,100 compared with $171,800 for the same period in 1996. Significant changes occurred in the following categories with increases in advertising ($6,200), donations ($5,700), subscriptions/publications ($2,600), telephone ($2,600), taxes ($15,600) travel ($2,500) and decreases in collection expense ($16,900), SBA loan expense ($10,200).

LOANS

     Loans represented 72.95% of average earning assets, and 62.98% of average total assets for the three months ended March 31, 1997, compared with 72.45% and 62.31%, respectively during 1996. For the three months ended March 31, 1997, average loans increased 10.65% from $22,688,000 for the same period in 1996 to $25,104,000. Average real estate loans increased $2,473,000 (21.50%), installment loans decreased $263,000 (33.76%); while average commercial loans increased $207,000 (1.99).

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

     The Bank is a recognized leader for Small Business Administration lending in Monterey County, and holds SBA's coveted Preferred Lender Status. Generally, SBA loans are guaranteed, by the SBA, for 75 to 80 percent of their principal amount, which can be retained in portfolio or sold to investors. Such loans are made at floating interest rates, but generally for longer terms (up to 25 years) than are available on a conventional basis to small businesses. The unguaranteed portion of the loans, although generally supported by collateral, is considered to be more risky than conventional commercial loans because they may be based upon credit standards the Bank would not otherwise apply, such as lower cash flow coverage, or longer repayment terms.

     The Bank's real estate loan portfolio consists both of real estate construction loans and real estate mortgage loans. The Bank has initiated a program to generate more commercial and industrial real estate loans, which generally yield higher returns than normal commercial loans. The Bank has also developed a broker program for generating residential real estate loans. The Bank does not make real estate development loans. Real estate construction loans are made for a much shorter term, and often at higher interest rates, than conventional single-family residential real estate loans. The cost of administering such loans is often higher than for other real estate loans, as principal is drawn on periodically as construction progresses.

     The Bank also makes real estate loans secured by a first deed of trust on single family residential properties and commercial and industrial real estate. California commercial banks are permitted, depending on the type and maturity of the loan, to lend up to 90 percent of the fair market value of real property (or more if the loan is insured either by private mortgage insurers or governmental agencies). In certain instances, the appraised value may exceed the actual amount that could be realized on foreclosure, or declines in market value subsequent to making the loan can impair the Bank's security.

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

NON-PERFORMING AND NON-ACCRUAL LOANS

     The Bank's present policy is to cease accruing interest on loans which are past due as to principal or interest 90 days or more, except for loans which are well secured or when collection of interest and principal is deemed likely. When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of, and interest on, the loan appears to be available.

     The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as "non-performing loans"):

                                      Three Months Ended
                                           March 31,
                                        1997     1996
                                       ------   ------
                                    (Dollars in thousands)
ACCRUING,
PAST DUE 90 DAYS OR MORE:

Commercial                                204      199
Installment                                 0        0
Other                                       0        0
                                       ------   ------
    Total accruing                        204      199


NON-ACCRUAL LOANS:

Commercial                                 35       75
Installment                                21        0
Other                                       0        0
                                       ------   ------
    Total non-accrual                      56       75

    Total non-performing                  260      274

Total loans end of period              24,726   22,624

Ratio of non-performing loans
    to total loans at end of period     1.05%     1.21%




     The ratio of non-performing loans at March 31, 1996 and 1997 was significantly impacted by one loan that represented 72.62% and 75.00% of the total non-performing loans, respectively. These ratios have been maintained as a result of a strengthening of underwriting criteria, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel). The Bank does not have any foreign loans or loans for highly leveraged transactions.

SUMMARY OF LOAN LOSS EXPERIENCE

                              Three Months Ended    Three Months Ended
                                   March 31,             March 31,
                                     1997                  1996
                                    ------                ------
                                       (Dollars in thousands)
Average loans outstanding           25,104                22,688

Allowance, beginning of period         254                   225

Loans charged off during pperiod:
    Commercial                          35                     0
    Installment                          0                     0
    Real Estate                          0                     0
    Other                                0                     0
                                    ------                ------
    Total charge offs                   35                     0

Recoveries during period:
    Commercial                           0                     0
    Installment                          1                     1
    Other                                0                     0
                                    ------                ------
    Total recoveries                     1                     1

Net Loans charged off
    during the period                   34                    (1)

Additions to allowance for
    possible loan losses                30                     0

Allowance, end of period               250                   226

Ratio of net loans charged off to
    average Loans outstanding
    during the period                 0.14%                 0.00%

Ratio of allowance to total
    loans at end of period            1.01%                 1.00%

FUNDING SOURCES

     Average deposits for the three months ended March 31, 1997 were $35,408,000 an increase of 14.04% compared with the same period in 1996. Average certificates of deposit represented 52.50% of average deposits for the three months ended March 31, 1997. Average interest bearing checking, money market and savings accounts as a group were 26.60% of average deposits. Average demand deposits represented 20.32% of average deposits. The trend of deposits shifting to certificates of deposit has continued, resulting in a increased cost of funds.

     The Bank has a line of credit with the Federal Home Loan Bank of San Francisco. At March 31, 1997 the Bank had one outstanding advance for $1,000,000 with an interest rate of 4.88% and a maturity date of October 1998. Management believes this advance provides funds of medium duration at a lower cost than comparable deposits. The Bank did not utilize any short-term borrowings in 1997, 1996 or 1995.

CAPITAL RESOURCES

     The Company maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends. At March 31, 1997, stockholders' equity was $3,008,200 versus $2,898,200 at December 31, 1996. The Company paid a cash dividend of $0.11 per share in 1996. The Bank paid cash dividends of $0.10 per share in 1995 and 1994.

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

     Under current rules, all banks are required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 risk-based capital ratio of 11.39% and a total risk-based capital ratio of 12.37% at March 31, 1997, well above the minimum regulatory requirements.

     The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill. The Bank had a leverage capital ratio of 7.29% March 31, 1997.

LIQUIDITY

     Liquidity represents a bank's ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs. For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers. In the ordinary course of the Bank's business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings. In addition, the Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $3,200,000 to meet temporary liquidity requirements.

     As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets ("primary liquidity"), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets. In addition, it seeks to generally limit loans to not more than 90 percent of deposits. Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing. The Bank's primary liquidity at March 31, 1997 was 29.30, while its average loan to deposit ratio for the three months ended March 31, 1997 was 70.90 percent. The high level of liquidity has an adverse impact on interest income.


INTEREST RATE RISK

     Interest rate risk is the exposure the Bank's earnings have to changes in interest rates. The goal is to manage the miss-match between rate-sensitive assets and rate-sensitive liabilities, to reduce interest rate risk to an acceptable level. Rate sensitive is defined as anything maturing or repricing within the next twelve months. Twelve months is considered an appropriate time frame for several reasons. Forecasting is required in order to ascertain the volume and mix of rate-sensitive assets and liabilities for the twelve month period. Forecasting involves making assumptions about multiple variables in the future; interest rates, loan demand, deposit mix, bank growth, regulatory changes, etc. As most of these variables are outside of the control of bank management, forecasting beyond twelve months would sacrifice accuracy and reliability and will therefore not be done. Additionally, we feel that an analysis of twelve months gives us adequate time to recognize and adjust to any relevant trends.

     The primary tool of management for quantifying our interest rate exposure is or Earnings Change Ratio (ECR) analysis. The ECR analysis provides a display of the balance sheet gap, weighted by the appropriate rate sensitivity factor, to define the impact on the income statement from a 100 basis-point change in National Prime. The analysis assumes an immediate and parallel change in all rates, and calculates the effect of the change for the next twelve-month period.


     The Bank's maximum exposure to interest rate risk, defined as the difference in one-year rate-sensitive assets and one-year rate-sensitive liabilities as a percentage of total assets is 25% when asset sensitive (positive gap) and 15% when liability sensitive (negative gap). The following table sets forth the Bank's interest rate risk analysis as of March 31, 1997.


                                               Falling Rates          Rising Rates
                                            --------------------   --------------------
                                 One Year              One Year               One Year
                                 Balance    Earnings    Income     Earnings    Income
                                  Sheet      Change    Statement    Change    Statement
                                   Gap       Ratio*       Gap       Ratio*      Gap
RATE SENSITIVE ASSETS

LOANS:
Fixed rate < 1 year                2,369      100%       2,369       100%       2,369
Floating rate < 1 year            12,966      100%      12,966       100%      12,966

  SECURITIES:
Fed Funds Sold & Repos                 0      108%           0       108%           0
Interest Bearing Balances              0       94%           0        94%           0
Other Adjustable Rate Securities       0      100%           0       100%           0
Equities                               0       67%           0        67%           0
                                  ------                ------                 ------
Total Rate Sensitive Assets       15,335                15,335                 15,335

RATE SENSITIVE LIABILITIES

Savings                            2,267       30%         680        20%         453
Money Market Checking              5,201       30%       1,560        20%       1,040
Money Market Savings               1,953       40%         781        20%         391
CDs > $100,000                     4,546       98%       4,455        98%       4,455
CDs < $100,000                     6,672       94%       6,271        94%       6,271
FFP, Repos & Other Borrowing           0      108%           0       108%           0
                                  ------                ------                 ------
Total Rate Sensitive Liabilities  20,638                13,748                 12,610

RATE SENSITIVITY GAP
   (ASSETS - LIABILITIES)         (5,302)                1,588                  2,725

TOTAL ASSETS                      39,574                39,574                 39,574

GAP AS A PERCENTAGE OF
   TOTAL ASSETS                   (13.40)%                4.01%                  6.89%

Estimated change in net interest
   margin if prime rate falls 1%                           (16)

Estimated change in net interest
   margin if prime rate rises 1%                                                   27


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

INVESTMENT SECURITIES

     The following table sets forth the book and market value of the Bank's investment securities at March 31, 1997:

                                   INVESTMENT PORTFOLIO MIX
                                         March 31, 1997
                                        Book      Market
                                        value     value
                                        -----     -----
                                     (Dollars in thousands)
Available for sale:
  Equity Securities                       455       455

Held to maturity:
U.S. Treasury securities                  500       498
U.S. Government agency securities       3,993     3,894
                                        -----     -----

Total                                   4,948     4,847


     The following table summarizes the maturity of the Bank's investment securities at March 31, 1997:

                                     INVESTMENT PORTFOLIO MATURITIES
                                          (Dollars in thousands)
                                             over 1    over 5
                                   1 year    through   through   over 10
                                   or less   5 years   10 years  years
                                   -------   -------   --------  -------

U.S. Treasury securities             ---         500     ---       ---
U.S. Government agency securities    ---       ---        1,495    2,498
Federal Home Loan Stock                455     ---       ---       ---
                                   -------   -------   --------  -------
     Total                             455       500      1,495    2,498

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         NORTHERN CALIFORNIA BANCORP, INC.

Date:   May 8, 1997           By:  /s/ Charles T. Chrietzberg, Jr.
      ---------------             --------------------------------
                              Charles T. Chrietzberg, Jr.
                              Chief Executive Officer
                              and President

Date:  May 8, 1997            By:  /s/ Bruce N. Warner
      ---------------             --------------------------------
                              Bruce N. Warner
                              Chief Financial Officer and
                              Principal Accounting Officer