Form 10QSB
period 1997-06-30
NORTHERN CALIFORNIA BANCORP INC
filed 1997-08-08
CIK 1006820

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C.  20549
                                     FORM 10-QSB


    X    Quarterly report under Section 13 or 15(d) of the Securities Exchange
    ---   Act of 1934 for the quarterly period ended June 30, 1997
                                                    -------------

         Transition report under Section 13 or 15(d) of the Securities Exchange
    ---   Act of 1934 (No fee required) for the period from         to
                                                           -------    --------

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
Yes    X           No
    ------             ------

    As of August 1, 1997, the Corporation had 879,465 shares of common stock outstanding.

                          NORTHERN CALIFORNIA BANCORP, INC.
                                    AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEET


                                                     JUNE 30        DECEMBER 31
                                                       1997            1996
                                                    -----------    ------------
ASSETS:

Cash and Cash Equivalents                            2,655,500      9,820,100
Time deposits with financial institutions                    0              0
Investment Securities, available for sale (Note 1)     470,300        299,800
Investment Securities, held to maturity (Note 1)     4,493,000      2,500,200
Federal Funds Sold                                   4,900,000              0
Loans Held for Sale                                    445,400        414,500
Gross Loans (Note 2)                                25,401,200     24,931,800
Allowance for Possible Loan Losses (Note 3)           (262,300)      (253,500)
Deferred Origination Fees                              (38,000)       (36,800)
                                                    -----------    -----------
  Net Loans                                         25,100,900     24,641,500
Bank Premises and Equipment, Net                     1,891,600      1,664,200
Interest Receivable and Other Assets                 1,314,900      1,458,800
                                                    -----------    -----------
    Total Assets                                    41,271,600     40,799,100
                                                    -----------    -----------
                                                    -----------    -----------

LIABILITIES AND SHAREHOLDERS' EQUITY:

Total Deposits (Note 4)                             34,804,900     36,167,100
Interest Payable and Other Liabilities               3,382,200      1,733,800
                                                    -----------    -----------
    Total Liabilities                               38,187,100     37,900,900
                                                    -----------    -----------
                                                    -----------    -----------

Shareholders' Equity:

  Common Stock - No Par Value
    Authorized: 2,500,000 in 1997 and 1996
    Outstanding:879,465 in 1997 and 1996             2,779,600      2,779,600
  Accumulated Earnings                                 249,000        118,600
  Unrealized Gain (Loss) Available
      for Sale Securities                               55,900              0
                                                    -----------    -----------
    Total Shareholders' Equity                       3,084,500      2,898,200
                                                    -----------    -----------
    Total Liabilities & Shareholders' Equity        41,271,600     40,799,100
                                                    -----------    -----------
                                                    -----------    -----------

                          NORTHERN CALIFORNIA BANCORP, INC.
                                    AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Three Months Ended                Six Months Ended
                                                             June 30                           June 30
                                                      1997            1996              1997           1996
                                                     ----------------------          -------------------------
INTEREST INCOME:
  Interest and Fees on Loans                        674,400        685,600           1,337,400      1,298,800
  Interest on Time Deposits with
   Financial Institutions                                 0              0                   0          3,800
  Interest on Investment Securities                  89,900          8,800             150,000         15,700
  Interest on Gov't Guar SBA Loan Pools                   0              0                   0           (400)
  Interest on Federal Funds                          48,700         92,700             120,800        185,600
                                                    -------        -------           ---------      ---------
   Total Interest Income                            813,000        787,100           1,608,200      1,503,500
                                                    -------        -------           ---------      ---------
INTEREST EXPENSE:
  Interest on Interest-Bearing
   Transaction Accounts                              29,900         25,700              58,200         52,000
  Interest on Savings Accounts                       11,200         18,600              24,200         36,600
  Interest on Time Deposits                         272,900        265,100             552,900        526,600
  Interest on Other Borrowed Funds                   22,000         22,800              34,000         45,600
                                                    -------        -------           ---------      ---------
   Total Interest Expense                           336,000        332,200             669,300        660,800
                                                    -------        -------           ---------      ---------
   Net Interest Income                              477,000        454,900             938,900        842,700
                                                    -------        -------           ---------      ---------
PROVISION FOR POSSIBLE LOAN LOSSES                   30,000         25,000              60,000         25,000
                                                    -------        -------           ---------      ---------
   Net Interest Income After
    Provision for Possible Loan Losses              447,000        429,900             878,900        817,700
                                                    -------        -------           ---------      ---------
NONINTEREST INCOME:
  Service Charges on Deposit Accounts                86,200         97,600             178,200        175,300
  SBA Loan Sales & Servicing Income                  65,100        111,900             117,600        179,800
  Other Operating Income                            289,500         89,400             550,000        472,600
                                                    -------        -------           ---------      ---------
   Total Non-interest Income                        440,800        298,900             845,800        827,700
                                                    -------        -------           ---------      ---------
NONINTEREST EXPENSE:
  Salaries and Employee Benefits                    310,000        285,300             613,500        577,400
  Occupancy and Equipment Expense                    65,700         67,600             118,100        130,700
  Professional Fees                                  20,500         22,100              51,300         43,100
  Data Processing                                    45,500         36,400              88,400         70,800
  FDIC & State Assessments                            6,300          2,800              11,000          5,700
  Other Operating Expenses                          363,900        158,700             711,700        633,700
                                                    -------        -------           ---------      ---------
   Total Non-interest Expense                       811,900        572,900           1,594,000      1,461,400
                                                    -------        -------           ---------      ---------
   NET INCOME (LOSS)                                 75,900        155,900             130,700        184,000
                                                    -------        -------           ---------      ---------
                                                    -------        -------           ---------      ---------
INCOME (LOSS) PER COMMON SHARE                         0.07           0.15                0.13           0.18

                          NORTHERN CALIFORNIA BANCORP, INC.
                                    AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                         1997          1996
                                                        -------      -------
NET INCOME                                              130,700       184,000
Adjustments to net income:
  Depreciation and amortization expense                  45,000        62,600
  Amortization/Accretion on investments                    (300)       53,200
  (Gain) loss on sale of securities                           0        (5,700)
  Provision for possible loan losses                     60,000        25,000
  Amortization of deferred servicing premium              6,600         6,100
  Amortization of deferred income                        (2,200)       (1,100)
  Increase (decrease) in accrued expenses              (179,300)     (201,700)
  (Increase) decrease in prepaid expenses               178,600         7,600
  Increase (decrease) in interest payable              (170,400)       (8,800)
  (Increase) decrease in interest receivable            (41,300)       10,700
  (Increase) decrease in loans held for sale            (30,900)      (11,000)
                                                       ----------   ----------
  Total adjustments to net income                      (134,200)      (63,100)
                                                       ----------   ----------
                                                       ----------   ----------
Net cash provided (used) by operations                   (3,500)      120,900

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of investments                       0       200,000
  Proceeds from sale of investments                           0       497,100
  Principal payments on investments                   1,500,000        78,600
  Purchase of securities                             (3,663,000)     (549,500)
  Unrealized gain (loss) available for sale
    securities                                           55,900         5,600
  Net (increase) decrease in loans                     (519,400)   (2,791,400)
  Proceeds from sale of equipment                             0        12,000
  Capital expenditures                                 (272,400)      (23,400)
                                                       ----------   ----------
Net cash provided (used) in investing activities     (2,898,900)   (2,571,000)
                                                       ----------   ----------
                                                       ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposit accounts        (1,362,200)    1,269,200
  Net increase (decrease) in borrowed funds           2,000,000             0
                                                       ----------   ----------
Net cash provided (used) by financing activities        637,800     1,269,200
                                                       ----------   ----------
                                                       ----------   ----------

Net increase (decrease) in cash & cash equivalents   (2,264,600)   (1,180,900)
Cash & cash equivalents - beginning of year           9,820,100    10,328,900
                                                       ----------   ----------
                                                       ----------   ----------

Cash & cash equivalents - end of period               7,555,500     9,148,000

NOTES TO FINANCIAL STATEMENTS

                                                      JUNE 30      DECEMBER 31
                                                        1997           1996
                                                      -------      -----------
(NOTE 1) INVESTMENT SECURITIES:

Available for sale:
  Federal Home Loan Bank Stock                        320,400        299,800
  Pacific Coast Bankers Bank Stock                    149,900              0
                                                   -----------    -----------
                                                   -----------    -----------
                                                      470,300        299,800
Held to maturity:
  US Treasury Securities                              499,700        499,600
  US Agency Securities                              3,993,300      2,000,600
                                                   -----------    -----------
                                                    4,493,000      2,500,200
                                                   -----------    -----------
                                                   -----------    -----------

(NOTE 2) GROSS LOANS:
  Commercial and Industrial                         9,987,000      9,705,400
  Real Estate - Mortgage                           14,623,900     14,335,900
  Installment                                         494,600        583,200
  Government Guaranteed Loans Purchased               295,700        307,300
                                                   -----------    -----------
  Gross Loans                                      25,401,200     24,931,800
                                                   -----------    -----------
                                                   -----------    -----------

(NOTE 3) ALLOWANCE FOR POSSIBLE LOAN LOSSES:
  Balance at Beginning of Period                      253,500        224,800
  Recoveries                                            1,200         20,700
  Loans Charged Off                                   (52,400)       (44,500)
                                                   -----------    -----------
  Provision for Possible Loan Losses                   60,000         52,500
  Balance at End of Period                            262,300        253,500
                                                   -----------    -----------
                                                   -----------    -----------

(NOTE 4) DEPOSITS:
  Demand                                            7,497,100      7,572,300
  Interest-Bearing Transaction                      6,708,300      6,792,200
  Savings                                           2,176,000      2,598,400
  Time Under $100,000                              11,654,400     12,355,000
  Time Equal to or Greater than $100,000            6,769,100      6,849,200
                                                   -----------    -----------
                                                   34,804,900     36,167,100
                                                   -----------    -----------
                                                   -----------    -----------


(NOTE 5) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Payments during the period ending:                  6/30/97        6/30/96
                                                    -----------    -----------
    Interest                                          635,300        615,200
    Income Taxes                                       44,900         37,400

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

    For the six months, ended June 30, 1997 net income was $130,700, a decrease of $53,300 when compared to the same period in 1996. The decrease in earnings during this period was the result of a $132,600 increase in non-interest expense, partially offset by a $61,200 increase in net interest income after provision for loan losses and a $18,100 increase in non-interest income.

    The following table sets forth certain selected financial ratios of the Corporation at and for the six months ended, June 30, 1997 and 1996.



                                   For the six months        For the six months
                                    Ended June 30, 1997     Ended June 30, 1996
                                   --------------------     --------------------
                                    (Dollars in thousands except per share data)
Summary of Operating Results:

Total interest income                     1,608                    1,504
Total interest expense                      669                      661
                                         -------                  -------
Net interest income                         939                      843

Provision for possible
   loan losses                               60                       25
                                         -------                  -------
Net interest income after
   provision for loan loss                  879                      818

Total other income                          846                      519
Total other expense                       1,547                    1,116
                                         -------                  -------

Income (loss) before taxes                  178                      221
Provision for income tax                     47                       37
                                         -------                  -------

Net income (loss)                           131                      184


Per Common Share Data:

Net income (1)                             0.13                     0.18
Book value, end of period                  3.51                     3.37
Avg. shares outstanding (2)             879,465                  879,465

Balance Sheet Data:

Total loans, net of
   unearned income (3)                   25,809                   25,303
Total assets                             41,272                   37,905
Total deposits                           34,805                   32,457
Stockholders' equity                      3,085                    2,965

                                   For the six months        For the six months
                                    Ended June 30, 1997     Ended June 30, 1996
                                   --------------------     --------------------
Selected Financial Ratios (4):

Return on average assets(5)               0.66%                    1.00%

Return on average
   stockholders' equity(5)                8.69%                   12.94%

Net interest spread                       4.88%                    5.22%

Net interest margin                       5.54%                    5.79%

Avg shareholders' equity
   to average assets                      7.59%                    7.73%

Risked-Based capital ratios
    Tier 1                               10.64%                   11.83%
    Total                                11.59%                   12.85%
Total loans to total deposits
   at end of period                      74.15%                   77.96%

Allowance to total loans
   at end of period                       1.02%                    1.01%

Non-performing loans to total
   loans at end of period                 1.48%                    0.32%

Net charge-offs to
   average loans                         (0.21)%                  (0.03)%


(1) Earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include employee stock options. The weighted average number of shares used for this computation was 1,029,893 and 1,023,723 for June 30, 1997 and 1996,
    respectively.

(2) Weighted average common shares.

(3) Includes loans being held for sale.

(4) Averages are of daily balances.

(5) June 30, 1997 calculated on an annualized basis.

NET INTEREST INCOME

    Net interest income, the difference between (a) interest and fees earned on interest-earning assets and (b) interest paid on interest-bearing liabilities, is the most significant component of the Bank's earnings. Changes in net interest income from period to period result from increases or decreases in the average balances of interest earning assets portfolio, the availability of particular sources of funds and changes in prevailing interest rates.

    Net interest income for the six-month period ended June 30, 1997 was $938,900 compared to $842,700 for the same period in 1996. The increase of $96,200 resulted from total interest income increasing $104,700, while total interest expense increased $8,500. Average interest earning assets increased $2,542,000 (8.08%), while the average rate earned decreased 11 basis points. The decrease in the average interest rate earned was due to a 45 basis points decrease in the interest rate earned on loans, partially off-set by a 98 basis points increase in the interest rate earned on investments. Average interest bearing liabilities increased $1,234,000 (4.43%), while the average rate paid decreased 15 basis points.

    The following table shows the components of the Bank's net interest income, setting forth, for each the six months ended June 30, 1997 and 1996 and for the twelve months ended December 31, 1996, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities,
(iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v)the net interest yield on average interest-earning assets (i. e., net interest income divided by average interest-earning assets). Yields are not computed on a tax-equivalent basis. Non-accrual loans and overdrafts are included in average loan balances. Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:




                                                              The Six Months                                 The Twelve Months
                                                               Ended June 30,                                Ended December 31,
                                                     1997                           1996                             1996
                                          --------------------------   -----------------------------     -------------------------
                                                      Int      Avg                  Int       Avg                     Int    Avg
                                            Avg       Earn      %       Avg         Earn       %            Avg       Earn    %
                                            Bal       Paid     Rate     Bal         Paid      Rate          Bal       Paid   Rate
                                          --------------------------   -----------------------------     -------------------------
                                                                                        (Dollars in thousands)
Interest Earning Assets:

Int-bearing deposits
  at other banks                              0         0      0.00      99           4       8.08          71         5     7.04
Invest securities  (1)                    4,242       150      7.07     865          16       3.70       1,519        90     5.92
Federal funds sold                        4,535       121      5.34   6,959         186       5.35       6,460       341     5.28
                                         -----------------            ------------------                 -------------------------

Total investments                         8,777       271      6.18   7,923         206       5.20       7,979       436     5.46

Loans
  Real estate                            14,129       721     10.21  12,092         606      10.02      13,138     1,368    10.41
  Installment                               537        33     12.29     725          46      12.69         686        80    11.66
  Commercial                             10,558       583     11.04  10,719         648      12.09      10,823      1256    11.61
                                         -----------------            ------------------                 -------------------------

Total loans                              25,224     1,337     10.60  23,536       1,300      11.05      24,647     2,704    10.97

Total Interest
  earning assets                         34,001     1,608      9.46  31,459       1,506       9.57      32,626     3,140     9.63
                                         -----------------            ------------------                 -------------------------
                                         -----------------            ------------------                 -------------------------

Interest Bearing Liabilities:

Int.-bearing demand                       4,999        35      1.40   4,417          31       1.40       4,534        64     1.41
Money market savings                      1,946        23      2.36   1,824          21       2.30       1,911        45     2.35
Savings deposits                          2,208        24      2.17   2,503          37       2.96       2,541        70     2.75
Time deposits GREATER THAN $100M          6,752       194      5.75   5,453         171       6.27       5,698       338     5.93
Time deposits LESS THAN $100M            11,889       359      6.04  11,672         356       6.10      11,774       735     6.24
Other Borrowing                           1,309        34      5.19   2,000          46       4.60       1,790        83     4.64
                                         -----------------            ------------------                 -------------------------

Total interest
  bearing liabilities                    29,103       669      4.60  27,869         662       4.75      28,249     1,334     4.72
                                         -----------------            ------------------                 -------------------------
                                         -----------------            ------------------                 -------------------------

Net interest income                                   939                           844                            1,806

Net interest spread                                            4.86                           4.82                           4.91

Net yield on interest
  earning assets                                               5.52                           5.37                           5.54

(1) Yield in 1996 negatively affected by $9,800 write off of premium due to the early payoff of an SBA Guaranteed Pool.


                                                                    Six Months                             Twelve Months
                                                                  Ended June 30,                         Ended December 31,
                                                                   1997 vs 1996                            1996 vs 1995
                                                         ---------------------------------        -------------------------------
                                                                Increase(Decrease)                       Increase(Decrease)
                                                                  Due To Changes                           Due To Changes
                                                         ---------------------------------        -------------------------------
                                                          Avg           Avg                        Avg         Avg
                                                         Volume         Rate        Total         Volume       Rate        Total
                                                         ---------------------------------        -------------------------------
                                                                                   (Dollars in thousands)
Interest Earning Assets:
Int-bearing deposits
  at other banks                                            (4)          0           (4)           (17)         (2)         (19)
Invest securities                                           62          72          134             21          (7)          14
Federal funds sold                                         (65)         (0)         (65)            75         (13)          62
                                                         ---------------------------------        -------------------------------

Total investments                                           22          43           65             85         (28)          57
Loans
  Real estate                                              102          13          115             52         (55)          (3)
  Installment                                              (12)         (1)         (13)           (35)          3          (32)
  Commercial                                               (10)        (55)         (65)            89          78          166
                                                         ---------------------------------        -------------------------------
  Total loans                                               93         (56)          37            107          24          131
Total Interest Earning Assets                              122         (20)         102            239         (49)         190
                                                         ---------------------------------        -------------------------------
                                                         ---------------------------------        -------------------------------

Interest Bearing Deposits:
Int.-bearing demand                                          0           0            0             (0)          3            3
Money market savings                                         0           0            0              1           2            3
Savings deposits                                             4          (0)           4             (8)         (3)         (11)
Time deposits > $100M                                        1           1            2             41          (5)          36
Time deposits < $100M                                       (4)         (9)         (13)           121           9          130
Other Borrowing                                             41         (18)          23            (10)          1           (9)
                                                         ---------------------------------        -------------------------------
Total interest bearing deposits                             29         (22)           7            100          51          151
                                                         ---------------------------------        -------------------------------
                                                         ---------------------------------        -------------------------------
Net change in net interest                                  92           3           95            139        (100)          39


PROVISION AND ALLOWANCE FOR LOAN LOSSES

    The provision for loan losses is an expense charged against operating income and added to the allowance for loan losses. The allowance for loan losses represents amounts, which have been set aside for the specific purpose of absorbing losses, which may occur in the Bank's loan portfolio.

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

    Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At June 30, 1997 and 1996 the Bank's allowance stood at 1.01 percent. A provision of $60,000 was made to the allowance during the six months ended June 30, 1997, compared to a provision of $25,000 in the same period in
1996.   Charged off loans during the six months ended June 30, 1997 and 1996 totaled $52,400 and $5,400 respectively. Recoveries for the same periods were $1,200 and $11,800, respectively.

    The Bank's non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans was 1.20 percent at June 30, 1997 compared with .32 percent at June 30, 1996 and 1.13 percent at December 31, 1996.

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


NON-INTEREST INCOME

    Total non-interest income for the six months ended June 30, 1997 was $845,800, compared with $827,700 for the same period in 1996. The increase of $18,100 was the result of a $2,900 increase in service charges on deposit accounts, while income from SBA loan sales and servicing decreased $62,200 and income from other service charges, commissions and fees increased $77,400. Merchant credit card discount fees increased $89,900 the primary factor in the increase in other service charges, commissions and fees.

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

NON-INTEREST EXPENSE

    Salary and benefits expense for the six months ended June 30, 1997 increased $36,100 compared with the same period in 1996. These increases were primarily due to employee merit pay increases and an addition to staff resulting from the opening of a branch office on April 14, 1997.

         Total occupancy and equipment expense for the six months ended June
30, 1997 was $118,100 compared to $130,700 for the same period in 1996. The decrease of $12,600 was due to a $5,200 decrease in equipment rental expense and a $4,400 decrease in net merchant terminal expense.

    For the six months ended June 30, 1997 professional fees increased $8,200 over the same period in 1996.

    Data processing for the six months ended June 30, 1997 increased $17,600 compared to the same period in 1996. The increase was due to a 2.7% cost of living increased, effective April 1997 and increased numbers of accounts and transactions.

    Other expenses for the six months ended June 30, 1997 totaled $711,700 compared with $633,700 for the same period in 1996. Significant changes occurred in the following categories with increases in advertising expense ($18,100), donations ($3,000), FDIC & State assessments ($5,300), insurance expense ($7,400), merchant credit card processing expense ($55,700), postage expense ($4,300), subscriptions ($3,800), telephone expense ($3,200), travel expense ($7,400); decreases in business development ($10,600), collection expense ($12,800), miscellaneous expense ($11,600), SBA loan expense ($14,700).



LOANS

    Loans represented 74.19% of average earning assets, and 63.64% of average total assets for the six months ended June 30, 1997, compared with 74.87% and 64.12%, respectively during 1996. For the six months ended June 30, 1997 average loans increased 7.17% from $23,606,000 for the same period in 1996 to $25,224,000. Average real estate loans increased $2,037,000 (16.87%), installment loans decreased $188,000 (25.87%); while average commercial loans decreased $161,000 (1.50%).

    The Bank's commercial and industrial loans are generally made for the purpose of providing working capital, financing the purchase of equipment or inventory, and other business purposes. Such loans generally have terms ranging from one year to several years. Short-term business loans are generally intended to finance current transactions and typically provide for monthly interest payments with principal being payable at maturity or at 90-day intervals. Term loans (usually for a term of two to five years) normally provide for monthly installments of principal and interest. The Bank from time to time utilizes accounts receivable and inventory as security for loans.

    The Bank is a recognized leader for Small Business Administration lending in Monterey County, and holds SBA's coveted Preferred Lender Status. Generally, the SBA guarantees SBA loans for 75 to 80 percent of their principal amount, which can be retained in portfolio or sold to investors. Such loans are made at floating interest rates, but generally for longer terms (up to 25 years) than are available on a conventional basis to small businesses. The unguaranteed portion of the loans, although generally supported by collateral, is considered to be more risky than conventional commercial loans because they may be based upon credit standards the Bank would not otherwise apply, such as lower cash flow coverage, or longer repayment terms.

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

    The Bank also makes real estate loans secured by a first deed of trust on single family residential properties and commercial and industrial real estate. California commercial banks are permitted, depending on the type and maturity of the loan, to lend up to 90 percent of the fair market value of real property (or more if the loan is insured either by private mortgage insurers or governmental agencies). In certain instances, the appraised value may exceed the actual amount, which could be realized on foreclosure, or declines in market value subsequent to making the loan can impair the Bank's security.

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

    The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as "non-performing loans"):



                                                          Six Months Ended
                                                            June 30,
                                                        1997         1996
                                                      ---------     --------
                                                          (Dollars in thousands)
Accruing,
past due 90 days or more:
-------------------------

Real Estate                                             195            0
Commercial                                                0            0
Installment                                               0            0
Other                                                     0            0
                                                      ---------     --------
    Total accruing                                      195            0


Nonaccrual loans:
-----------------

Real Estate                                              63            0
Commercial                                               87           82
Installment                                              28            0
Other                                                     0            0
                                                      ---------     --------
    Total non-accrual                                   178           82

    Total non-performing                                310           82

Total loans end of period                            25,809       25,304

Ratio of non-performing loans
    to total loans at end of period                   1.45%        0.32%

    The ratio of non-performing loans at June 30, 1997 was significantly impacted by one loan that represented 52.28% of the total non-performing loans. These ratios have been maintained as a result of a strengthening of underwriting criteria, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel). The Bank does not have any foreign loans or loans for highly leveraged transactions.

SUMMARY OF LOAN LOSS EXPERIENCE

                                         Six Months Ended     Six Months Ended
                                            June 30, 1997      June 30, 1996
                                           --------------      --------------
                                                 (Dollars in thousands)

Average loans outstanding                     25,186              23,576

Allowance, beginning of period                   253                 225

Loans charged off during period:
    Commercial                                    51                   1
    Installment                                    1                   4
    Real Estate                                    0                   0
    Other                                          0                   0
                                            ---------            --------
    Total charge offs                             52                   5

Recoveries during period:
    Commercial                                     0                   1
    Installment                                    1                  11
    Other                                          0                   0
                                            ---------            --------
    Total recoveries                               1                  12

Net Loans charged off
    during the period                             51                  (7)

Additions to allowance for
    possible loan losses                          60                  25

Allowance, end of period                         262                 257

Ratio of net loans charged off to
    average Loans outstanding
    during the period                          0.20%               (0.03)%

Ratio of allowance to total
    at end of period                           1.01%               1.01%

FUNDING SOURCES

    Average deposits for the six months ended June 30, 1997 were $34,876,000 an increase of 10.81% compared with the average balance for 1996. Average certificates of deposit represented 53.45% of average deposits for the six months ended June 30, 1997. Average interest bearing checking, money market and savings accounts as a group were 26.24% of average deposits. Average demand deposits represented 20.33% of average deposits.

    The Bank has a line of credit with the Federal Home Loan Bank of San Francisco. Two advances from the Federal Home Loan Bank with initial terms of more than one year totaled $3,000,000 at June 30, 1997. Each advance is for $1,000,000 with interest rates of 4.88%, 6.53% and 6.81% and maturity dates of October 1998, June 2000 and June 2004. Management believes that these advances provide funds of medium duration at a lower cost than comparable deposits. The Bank did not utilize any short-term borrowings in 1997, 1996 or 1995.

CAPITAL RESOURCES

    The Bank maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends. At June 30, 1997, stockholders' equity was $3,084,500 versus $2,898,200 at December 31, 1996. The Company paid a cash dividend of $0.11 per share in 1996. The Bank paid cash dividends of $0.10 per share in both 1995 and 1994.

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

    Under current rules, all banks were required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 risk-based capital ratio of 10.64% and a total risk-based capital ratio of 11.59% at June 30, 1997 well above the minimum regulatory requirements.

    The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill. The Bank had a leverage capital ratio of 7.46% at June 30, 1997.

LIQUIDITY

    Liquidity represents a bank's ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs. For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers. In the ordinary course of the Bank's business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings. In addition, the Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $3,350,000 to meet temporary liquidity requirements.

    As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets ("primary liquidity"), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets. In addition, it seeks to generally limit loans to not more than 90 percent of deposits. Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing. The Bank's primary liquidity at June 30, 1997 was 29.29 percent, while its average loan to deposit ratio for the six months ended June 30, 1997 was 72.33 percent. The high level of liquidity has an adverse impact on interest income.

    The following table sets forth the interest rate sensitivity distribution of the Bank's interest-earning assets and interest-bearing liabilities as of June 30, 1997, the Bank's interest rate sensitivity gap ratio (i.e., the difference between interest rate sensitive assets and interest rate sensitive liabilities divided by total assets) and the Bank's cumulative interest rate sensitivity gap ratio. For purposes of the table, except for savings deposits and money market, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms. More than all of the Bank's interest rate sensitivity gap is offset by non-interest bearing sources of funds (demand deposits and capital). Generally, a bank with a positive rate sensitivity gap ratio can anticipate that increases in market rates of interest will have a favorable impact on net interest income, while decreases will have unfavorable impact. Banks with a negative interest rate sensitivity gap will experience the reverse. The Bank's one year cumulative interest sensitivity gap of (3.17) percent is within the generally accepted guideline of plus/(minus) 10 to 15 percent.


                                                                After         After
                                                                Three          One
                                                                Months        Year
                                                                 But           But
                                                 Within         Within        Within        After
                                                 Three           One           Five         Five
                                                 Months         Year          Years         Years
                                                 -------       -------       --------      -------
                                                                (Dollars in Thousands)
   Interest Earning Assets:
   ------------------------

   Investment securities                           500            ---            ---          3,493
   Federal Funds Sold                            4,900            ---            ---            ---
   Loans                                        11,323          2,049          7,885          4,212
                                               -------        -------        -------        -------
   Total                                        16,723          2,049          7,885          7,705

   Interest-Bearing Liabilities:
   -----------------------------

   Savings deposits                              2,176            ---            ---            ---
   Money Market accounts                         6,708            ---            ---            ---
   Certificates over $100,000                    3,054          1,381          2,334            ---
   Other time deposits                           1,872          4,887          4,895            ---
   Other Borrowings                                ---            ---          2,000          1,000
                                               -------        -------        -------        -------

   Total                                        13,811          6,269          9,228          1,000

   Total Assets                                 41,272

   Interest rate sensitivity gap                 2,912         (4,220)        (1,343)         6,705

   Cumulative interest sensitivity gap           2,912         (1,308)        (2,651)         4,054

   Interest rate sensitivity gap ratio            7.06%        (10.22)%        (3.25)%        16.25%

   Cumulative interest rate
     sensitivity gap ratio                        7.06%         (3.17)%        (6.42)%         9.82%


    Except as noted the table above indicates the time periods in which interest-earning assets and interest-bearing liabilities will theoretically mature or are otherwise subject to re-pricing in accordance with their contractual terms. However, this table does not necessarily indicate the impact of general interest rate movements on the Bank's net interest yield because the re-pricing of various categories or assets and liabilities is discretionary and is subject to competitive and other pressures. Therefore, various assets and liabilities indicated as re-pricing within the same period may, in fact, re-price at different times and at different interest rate levels.

    The Corporation has no sources of revenues or liquidity other than dividends, tax equalization payments or management fees from the Bank. The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law.

INVESTMENT SECURITIES

    The following table sets forth the book and market value of the Bank's investment securities at June 30, 1997:

                               INVESTMENT PORTFOLIO MIX

                                                    Book       Market
                                                    value      value
                                                    ------     ------
                                                 (Dollars in thousands)
Available for sale:
Equity Securities                                     470        470

Held to maturity:
U.S. Treasury securities                              500        500
U.S. Agency securities                              3,993      3,958
                                                    ------     ------

Total                                               4,963      4,928


    The following table summarizes the maturity of the Bank's investment securities at June 30, 1997:

                           INVESTMENT PORTFOLIO MATURITIES
                                (Dollars in thousands)

                                           over 1     over 3   over 5
                               1 year      through   through   through    over
                               or less     3 years   5 years  15 years  15 years
                              ---------   --------  --------  --------  --------

U.S. Treasury securities        ---         500       ---       ---       ---

U.S. Agency securities          ---         ---       ---     3,493       500

Equity Securities               470         ---       ---       ---       ---
                              ---------   --------  --------  --------  --------

Total                           470         500       ---     3,493       500

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  NORTHERN CALIFORNIA BANCORP, INC.

Date:  August 6, 1997             By: /s/ Charles T. Chrietzberg, Jr.
      --------------                 --------------------------------
                                       Charles T. Chrietzberg, Jr.
                                       Chief Executive Officer
                                       and President

Date: August 6, 1997              By: /s/ Bruce N. Warner
     --------------                  --------------------------------
                                       Bruce N. Warner
                                       Chief Financial Officer and
                                       Principal Accounting Officer