Form 10QSB
period 1997-09-30
NORTHERN CALIFORNIA BANCORP INC
filed 1997-11-10
CIK 1006820

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549

                                  FORM 10-QSB


       X     Quarterly report under Section 13 or 15(d) of the Securities
     -----   Exchange Act of 1934 for the quarterly period ended
             SEPTEMBER 30, 1997

     ----- Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the period from __________ to __________


                         Commission File Number 0-27666

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

          Yes   X           No
              -----            -----
     As of November 3, 1997, the Corporation had 858,526 shares of common stock outstanding.

                        NORTHERN CALIFORNIA BANCORP, INC.
                                  AND SUBSIDIARY

                            CONSOLIDATED BALANCE SHEET

                                                     SEPTEMBER 30   DECEMBER 31
                                                         1997          1996
                                                     ------------   -----------
ASSETS:

Cash and Cash Equivalents                               2,991,200     9,820,100
Investment Securities, available for sale (Note 1)        475,000       299,800
Investment Securities, held to maturity (Note 1)        3,993,200     2,500,200
Federal Funds Sold                                      6,800,000             0
Loans Held for Sale                                       614,600       414,500
Gross Loans (Note 2)                                   26,063,700    24,931,800
Allowance for Possible Loan Losses (Note 3)              (273,100)     (253,500)
Deferred Origination Fees                                 (39,900)      (36,800)
                                                     ------------   -----------
  Net Loans                                            25,750,700    24,641,500
Bank Premises and Equipment, Net                        1,903,700     1,664,200
Interest Receivable and Other Assets                    1,294,400     1,458,800
                                                     ------------   -----------
    Total Assets                                       43,822,800    40,799,100
                                                     ------------   -----------
                                                     ------------   -----------

LIABILITIES AND SHAREHOLDERS' EQUITY:

Total Deposits (Note 4)                                37,223,600    36,167,100
Interest Payable and Other Liabilities                  3,408,100     1,733,800
                                                     ------------   -----------
    Total Liabilities                                  40,631,700    37,900,900
                                                     ------------   -----------
Shareholders' Equity:

  Common Stock - No Par Value
    Authorized: 2,500,000 in 1997 and 1996
    Outstanding:879,465 in 1996 and
     858,526 in 1997                                    2,716,800     2,779,600
  Accumulated Earnings                                    400,600       118,600
  Unrealized Gain (Loss) Available
      for Sale Securities                                  73,700             0
                                                     ------------   -----------
    Total Shareholders' Equity                          3,191,100     2,898,200
                                                     ------------   -----------
    Total Liabilities & Shareholders' Equity           43,822,800    40,799,100
                                                     ------------   -----------
                                                     ------------   -----------

                         NORTHERN CALIFORNIA BANCORP, INC.
                                  AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three Months Ended            Nine Months Ended
                                               September 30                  September 30
                                           ----------------------      ------------------------
                                            1997           1996          1997            1996
                                           -------        -------      --------       ---------
INTEREST INCOME:
  Interest and Fees on Loans               717,400        716,700      2,054,800      2,015,500
  Interest on Time Deposits with
    Financial Institutions                       0          1,700              0          5,500
  Interest on Investment Securities         89,000         25,000        239,000         40,700
  Interest on Gov't Guar SBA Loan Pools          0              0              0           (400)
  Interest on Federal Funds                 76,800         81,500        197,600        267,100
                                           -------        -------      --------       ---------
    Total Interest Income                  883,200        824,900      2,491,400      2,328,400
                                           -------        -------      --------       ---------
INTEREST EXPENSE:
  Interest on Interest-Bearing
    Transaction Accounts                    31,300         27,200         89,500         79,200
  Interest on Savings Accounts              12,600         19,100         36,800         55,700
  Interest on Time Deposits                292,400        269,000        845,300        795,600
  Interest on Other Borrowed Funds          46,000         23,000         80,000         68,600
                                           -------        -------      --------       ---------
    Total Interest Expense                 382,300        338,300      1,051,600        999,100
                                           -------        -------      --------       ---------
    Net Interest Income                    500,900        486,600      1,439,800      1,329,300

PROVISION FOR POSSIBLE LOAN LOSSES          60,000         20,000        120,000         45,000
                                           -------        -------      --------       ---------
    Net Interest Income After
      Provision for Possible Loan Losses   440,900        466,600      1,319,800      1,284,300
                                           -------        -------      --------       ---------
NONINTEREST INCOME:
  Service Charges on Deposit Accounts       76,600         95,300        254,800        270,600
  SBA Loan Sales & Servicing Income        107,100         70,800        224,700        250,600
  Other Operating Income                   122,700        100,100        308,900        264,600
                                           -------        -------      --------       ---------
    Total Non-interest Income              306,400        266,200        788,400        785,800
                                           -------        -------      --------       ---------
NONINTEREST EXPENSE:
  Salaries and Employee Benefits           300,900        280,100        914,400        857,500
  Occupancy and Equipment Expense           68,900         64,600        187,000        195,300
  Professional Fees                         11,100         17,000         66,300         60,100
  Data Processing                           40,800         36,700        129,200        107,500
  FDIC & State Assessments                   4,900          2,900         15,900          8,600
  Other Operating Expenses                 168,400        172,200        513,100        497,800
                                           -------        -------      --------       ---------
    Total Non-interest Expense             595,000        573,500      1,825,900      1,726,800
                                           -------        -------      --------       ---------
    NET INCOME (LOSS)                      152,300        159,300        282,300        343,300
                                           -------        -------      --------       ---------
                                           -------        -------      --------       ---------
INCOME (LOSS) PER COMMON SHARE                0.15           0.16           0.27           0.34
                                           -------        -------      --------       ---------


                        NORTHERN CALIFORNIA BANCORP, INC.
                                  AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                           1997          1996
                                                       ----------    ----------
NET INCOME                                                282,300       343,300
Adjustments to net income:
  Depreciation and amortization expense                    80,900        91,800
  Amortization/Accretion on investments                      (500)       53,200
  (Gain) loss on sale of securities                             0        (5,700)
  Provision for possible loan losses                      120,000        45,000
  Increase in deferred servicing premium                  (51,500)            0
  Amortization of deferred servicing premium               15,100         6,100
  Amortization of deferred income                          (3,300)       (3,100)
  Increase (decrease) in accrued expenses                (184,400)     (218,800)
  (Increase) decrease in prepaid expenses                 175,900       168,900
  Increase (decrease) in interest payable                (138,000)       (3,700)
  (Increase) decrease in interest receivable               24,900        (9,100)
  (Increase) decrease in loans held for sale             (200,100)      456,200
                                                       ----------    ----------
  Total adjustments to net income                        (161,000)      580,800
                                                       ----------    ----------
                                                       ----------    ----------
Net cash provided (used) by operations                    121,300       924,100

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of due from time                       0        99,000
  Proceeds from maturity of investments                 2,000,000       200,000
  Proceeds from sale of investments                             0       497,100
  Principal payments on investments                             0        78,600
  Purchase of securities                               (3,667,700)   (2,554,500)
  Unrealized gain (loss) available for sale securities     73,700         5,600
  Net (increase) decrease in loans                     (1,229,200)   (4,106,900)
  Proceeds from sale of equipment                               0        12,000
  Capital expenditures                                   (320,400)      (28,500)
  Stock Repurchase                                        (62,800)            0
                                                       ----------    ----------
Net cash provided (used) in investing activities       (3,206,400)   (5,797,600)
                                                       ----------    ----------
                                                       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposit accounts           1,056,500     2,372,900
  Net increase (decrease) in borrowed funds             2,000,000
Net cash provided (used) by financing activities        3,056,500     2,372,900
                                                       ----------    ----------
                                                       ----------    ----------

Net increase (decrease) in cash & cash equivalents        (28,900)   (2,500,600)
Cash & cash equivalents - beginning of year             9,820,100    10,328,900
                                                       ----------    ----------
                                                       ----------    ----------

Cash & cash equivalents - end of year                   9,791,200     7,828,300

                            NOTES TO FINANCIAL STATEMENTS

                                                       SEPTEMBER 30  DECEMBER 31
                                                           1997         1996
                                                       ------------   ---------
(NOTE 1) INVESTMENT SECURITIES:

Available for sale:
  Federal Home Loan Bank Stock                            325,100       299,800
  Pacific Coast Bankers Bank Stock                        149,900             0
                                                      -----------   -----------
                                                      -----------   -----------
                                                          475,000       299,800
Held to maturity:
  US Treasury Securities                                  499,800       499,600
  US Agency Securities                                  3,493,400     2,000,600
                                                      -----------   -----------
                                                        3,993,200     2,500,200
                                                      -----------   -----------
                                                      -----------   -----------

(NOTE 2) GROSS LOANS:
  Commercial and Industrial                            10,217,100     9,705,400
  Real Estate - Construction                                    0             0
  Real Estate - Mortgage                               15,098,700    14,335,900
  Installment                                             457,100       583,200
  Government Guaranteed Loans Purchased                   290,800       307,300
                                                      -----------   -----------
  Gross Loans                                          26,063,700    24,931,800
                                                      -----------   -----------
                                                      -----------   -----------

(NOTE 3) ALLOWANCE FOR POSSIBLE LOAN LOSSES:
  Balance at Beginning of Period                          253,500       224,800
  Recoveries                                                1,800        20,700
  Provision for Possible Loan Losses                      120,000        52,500
  Loans Charged Off                                      (102,200)      (44,500)
                                                      -----------   -----------
  Balance at End of Period                                273,100       253,500
                                                      -----------   -----------
                                                      -----------   -----------
(NOTE 4) DEPOSITS:
  Demand                                                7,828,700     7,572,300
  Interest-Bearing Transaction                          7,358,500     6,792,200
  Savings                                               2,285,400     2,598,400
  Time Under $100,000                                  12,350,600    12,355,000
  Time Equal to or Greater than $100,000                7,400,400     6,849,200
                                                      -----------   -----------
                                                       37,223,600    36,167,100
                                                      -----------   -----------
                                                      -----------   -----------

(NOTE 5) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Payments during the period ending:                      9/30/97       9/30/96
                                                      -----------   -----------
    Interest                                              971,700       999,100
    Income Taxes                                           67,600        63,900

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

     For the nine months ended September 30, 1997 net income was $282,300, a decrease of $61,000 when compared to the same period in 1996. The decrease in earnings during this period was the result of a $35,500 increase in net interest income after provision for loan losses, a $2,600 increase in net non-interest income, and a $99,100 in increase in non-interest expense.

     The following table sets forth certain selected financial ratios of the Corporation at, and for the nine months ended, September 30, 1997 and 1996.

                               For the nine months        For the nine months
                            Ended September 30, 1997   Ended September 30, 1996
                            ------------------------   ------------------------
                                (Dollars in thousands except per share data)

Summary of Operating Results:

Total interest income                   2,491                   2,328
Total interest expense                  1,052                     999
                                      -------                 -------
Net interest income                     1,440                   1,329

Provision for possible
   loan losses                            120                      45
                                      -------                 -------
Net interest income after
   provision for loan loss              1,320                   1,284

Total other income                        788                     786
Total other expense                     1,763                   1,663
                                      -------                 -------

Income (loss) before taxes                345                     407
Provision for income tax                   63                      64
                                      -------                 -------

Net income (loss)                         282                     343


Per Common Share Data:

Net income (1)                           0.28                    0.34
Book value, end of period                3.64                    3.55
Avg. shares outstanding (2)           871,525                 879,465

Balance Sheet Data:

Total loans, net of
   unearned income (3)                 26,638                  25,875
Total assets                           43,824                  39,154
Total deposits                         37,224                  36,029
Stockholders' equity                    3,191                   3,125

                               For the nine months        For the nine months
                            Ended September 30, 1997   Ended September 30, 1996
                            ------------------------   ------------------------

Selected Financial Ratios (4):

Return on average assets(5)              0.92%                   1.22%

Return on average
   stockholders' equity(5)              12.39%                  15.74%

Net interest spread                      4.80%                   4.88%

Net interest margin                      5.46%                   5.50%

Avg. shareholders' equity
   to average assets                     7.82%                   7.74%

Risked-Based capital ratios
    Tier 1                              11.73%                  11.24%
    Total                               10.77%                  10.24%
Total loans to total deposits
   at end of period                     71.56%                  71.82%

Allowance to total loans
   at end of period                      1.03%                   1.01%

Non-performing loans to total
   loans at end of period                1.20%                   1.44%

Net charge-offs to
   average loans                         0.39%                   0.03%


(1) Earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include employee stock options. The weighted average number of shares used for this computation was 1,036,243 and 1,021,965 for September 30, 1997 and 1996, respectively.

(2)  Weighted average common shares.

(3)  Includes loans being held for sale.

(4)  Averages are of daily balances.

(5)  September 30, 1997 calculated on an annualized basis.

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

     Net interest income for the nine month period ended September 30, 1997 was $1,439,800 compared to $1,329,300 for the same period in 1996. The increase of $101,500 resulted from total interest income increasing $163,000, while total interest expense increased $52,500. Average interest earning assets increased $2,801,000 (8.69%), while the average rate earned decreased 17 basis points. The decrease in the average interest rate earned was due to increased investment in instruments other than loans, which bear lower yields than loans. Average interest bearing liabilities increased $2,147,000 (8.25%), while the average rate paid decreased 9 basis points, reflecting decreases in certificate of deposit rates.

     The following table shows the components of the Bank's net interest income, setting forth, for each the nine months ended September 30, 1997 and 1996, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v)the net interest yield on average interest-earning assets (i. e., net interest income divided by average interest-earning assets). Yields are not computed on a tax-equivalent basis. Non-accrual loans and overdrafts are included in average loan balances. Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

                                             The Nine Months                  The Twelve Months
                                            Ended September 30,               Ended December 31,
                                       1997                  1996                    1996
                                ------------------     ----------------       -------------------
                                       Int    Avg            Int    Avg               Int     Avg
                                Avg    Earn     %      Avg   Earn     %       Avg     Earn      %
                                Bal    Paid   Rate     Bal   Paid   Rate      Bal     Paid    Rate
                                ---    ----   ----     ---   ----   ----      ---     ----    ----
                                                                (Dollars in thousands)
Interest Earning Assets:

Int-bearing deposits
  at other banks                  0       0   0.00       94      5   7.09       71       5    7.04
Investment securities(1)      4,469     239   7.13    1,089     41   5.02    1,519      90    5.92
Federal funds sold            4,877     198   5.40    6,696    267   5.32    6,460     341    5.28
                              -----   -----           -----  -----           ---------------------

Total investments             9,346     437   6.23    7,879    313   5.30    7,979     436    5.46

Loans
  Real estate                14,426   1,108  10.24   12,619    961  10.15   13,138   1,368   10.41
  Installment                   556      47  11.27      734     66  11.90      686      80   11.66
  Commercial                 10,698     894  11.14   10,993    989  12.00   10,823  1256.4   11.61
                             ------   -----          ------  -----          ----------------------

Total loans                  25,680   2,049  10.64   24,345  2,016  11.04   24,647   2,704   10.97

Total Interest
  earning assets             35,026   2,486   9.46   32,225  2,329   9.63   32,626   3,140    9.63
                             ------   -----          ------  -----          ----------------------
                             ------   -----          ------  -----          ----------------------

Interest Bearing Liabilities:

Int-bearing demand            5,171      55   1.41    4,407     46   1.39    4,534      64    1.41
Money market savings          1,944      35   2.38    1,860     33   2.37    1,911      45    2.35
Savings deposits              2,225      37   2.21    2,529     56   2.94    2,541      70    2.75
Time deposits > $100M         6,829     298   5.82    5,666    247   5.82    5,698     338    5.93
Time deposits < $100M        12,013     547   6.08   11,572    548   6.32   11,774      73   56.24
Other Borrowing               1,879      80   5.68    2,000     69   4.58    1,790      83    4.64
                             ------   -----          ------  -----          ----------------------
Total interest
  bearing liabilities        30,061   1,052   4.66   28,034    999   4.75   28,249    1,334   4.72
                             ------   -----          ------  -----          ----------------------
                             ------   -----          ------  -----          ----------------------

Net interest income                   1,434                  1,329                    1,806

Net interest spread                           4.80                   4.88                     4.91

Net yield on interest
  earning assets                              5.46                   5.50                     5.54

(1) Yield in 1996 negatively impacted by $9,800 write off of premium due to the early payoff of an SBA
    Guaranteed Pool.

                                         Nine Months                Twelve Months
                                      Ended September 30,          Ended December 31,
                                         1997 vs 1996                 1996 vs 1995
                                         ------------                 ------------
                                      Increase(Decrease)           Increase(Decrease)
                                        Due to changes               Due to Changes
                                  --------------------------    --------------------------
                                   Avg        Avg                Avg        Avg
                                  Volume      Rate     Total    Volume      Rate     Total
                                  --------------------------    --------------------------
                                                     (Dollars in thousands)

Interest Earning Assets:

Int-bearing deposits
  at other banks                      (5)        0        (5)      (17)       (2)      (19)
Invest securities                    127        71       198        21        (7)       14
Federal funds sold                   (73)        3       (69)       75       (13)       62
                                  --------------------------    --------------------------

Total investments                     93       (34)       59        85       (28)       57

Loans
  Real estate                        138        10       147        52       (55)       (3)
  Installment                        (16)       (3)      (19)      (35)        3       (32)
  Commercial                         (27)      (69)      (95)       89        78       166
                                  --------------------------    --------------------------
  Total loans                        111       (77)       33       107        24       131

Total Interest Earning Assets        202       (45)      147       239       (49)      190
                                  --------------------------    --------------------------
                                  --------------------------    --------------------------

Interest Bearing Deposits:

Int-bearing demand                     8         1         2        (0)        3         3
Money market savings                   1         0         2         1         2         3
Savings deposits                      (7)      (12)      (19)       (8)       (3)      (11)
Time deposits >$100M                  51        (0)       51        41        (5)       36
Time deposits < $100M                 21       (22)       (1)      121         9       130
Other Borrowing                       (4)       15        11       (10)        1        (9)
                                  --------------------------    --------------------------

Total interest bearing deposits       72       (20)       53       100        51       151
                                  --------------------------    --------------------------
                                  --------------------------    --------------------------

Net change in net interest           130      (139)       94       139      (100)       39

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

                        Loan Category                       Reserve %

               Classified Loans:
               Loans classified loss                          100.00%
               Loans classified doubtful                       50.00%
               Loans classified substandard
                 Real Estate Secured                            5.00%
                 Non Real Estate Secured                       20.00%

               Unclassified Loans:
               Real Estate - Loan to value 80% or less          0.10%
               Real Estate - Loan to value over 80%             0.50%
               Loans to Individuals                             3.00%
               Commercial                                       2.00%
               SBA Loans - Unguaranteed portion                 2.00%
               SBA Loans - Guaranteed portion                   0.00%
               Cash Secured Loans                               0.00%

     Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At September 30, 1997 and 1996 the Bank's allowance stood at 1.02 percent and 1.01 percent of gross loans, respectively. A provision of $120,000 was made to the allowance during the nine months ended September 30, 1997, compared to a provision of $45,000 in the same period in 1996. Charged off loans during the nine months ended September 30, 1997 and

1996 totaled $102,200 and $20,000 respectively. Recoveries for the same periods were $1,800 and $13,000, respectively.

     The Bank's non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans was 1.19 percent at September 30, 1997 compared with 1.44 percent at September 30, 1996 and 1.13 percent at December 31, 1996.

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

NON-INTEREST INCOME

     Total non-interest income for the nine months ended September 30, 1997 was $788,400, compared with $785,800 for the same period in 1996. The increase of $2,600 was the result of a $15,800 decrease in service charges on deposit accounts, while income from SBA loan sales and servicing decreased $25,900 and income from other service charges, commissions and fees increased $44,300. Merchant credit card processing accounted for $27,500 of the increase in other service charges, commissions and fees.

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

NON-INTEREST EXPENSE

     Salary and benefits expense for the nine months ended September 30, 1997 increased $56,900 compared with the same period in 1996. The increase was primarily due to employee merit pay increases and additions to staff resulting from the opening of the Pacific Grove Branch office.

     Total occupancy and equipment expense for the nine months ended September 30, 1997 was $187,000 compared to $195,300 for the same period in 1996. The decrease of $8,300 was due to decreases in equipment rental ($7,800), maintenance expense ($1,700) and net merchant terminal expense ($5,400) while depreciation expense increased ($6,300).

     Data processing expense for the nine months ended September 30, 1997 increased $21,700 compared to the same period in 1996. The increase was due to a 2.7% cost of living increase, effective April 1997 and increased numbers of accounts and transactions.

       For the nine months ended September 30, 1997 professional fees increased $6,200 compared to the same period in 1996.

     Other expenses for the nine months ended September 30, 1997 totaled $513,100 compared with $497,800 for the same period in 1996. Significant changes occurred in the following categories with increases in advertising ($23.600), FDIC and State Assessments ($7,300), bank security ($8,200), postage ($4,300), subscriptions/publications ($3,600) and travel ($10,200); decreases occurred in business development ($20,300), collection expense ($7,200), dues/memberships ($4,800), SBA loan expense ($12,200) and stationary and supplies ($3,600).

LOANS

     Loans represented 73.32% of average earning assets, and 62.91% of average total assets for the nine months ended September 30, 1997, compared with 75.55% and 64.89%, respectively during 1996. For the nine months ended September 30, 1997 average loans increased 5.48% from $24,346,000 for the same period in 1996 to $25,679,000. Average real estate loans increased $1,807,000 (14.32%), installment loans decreased $178,000 (24.23%); while average commercial loans decreased $295,000 (2.69%).

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

     The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as "non-performing loans"):

                                                  Nine Months Ended
                                                    September 30,
                                                   1997         1996
                                                   ----         ----
                                                 (Dollars in thousands)
     Accruing,
     past due 90 days or more:
     -------------------------

     Real Estate                                    195              0
     Commercial                                       0            262
     Installment                                      0              0
     Other                                            0              0
                                                   ----           ----
         Total accruing                             195            262


     Nonaccrual Loans:
     -----------------
     Real Estate                                     67              0
     Commercial                                      31             86
     Installment                                     25             25
     Other                                            0              0
                                                   ----           ----
         Total non-accrual                          123            111

         Total non-performing                       318            373

     Total loans end of period                   26,678         25,915

     Ratio of non-performing loans
         to total loans at end of period           1.19%          1.44%

     The ratio of non-performing loans at September 30, 1997 was significantly impacted by one loan that represented 61% of the total non-performing. These ratios have been maintained as a result of a strengthening of underwriting criteria, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel). The Bank does not have any foreign loans or loans for highly leveraged transactions.

SUMMARY OF LOAN LOSS EXPERIENCE

                                    Nine Months Ended     Nine Months Ended
                                    September 30, 1997    September 30, 1996
                                    ------------------    ------------------
                                             (Dollars in thousands)

Average loans outstanding                 25,680                 24,345

Allowance, beginning of period               254                    225

Loans charged off during period:
    Commercial                               101                     14
    Installment                                1                      5
    Real Estate                                0                      0
    Other                                      0                      1
                                            ----                 ------
    Total charged off                        102                     20

Recoveries during period:
    Commercial                                 1                      1
    Installment                                1                     12
    Other                                      0                      0
                                            ----                 ------
    Total recoveries                           2                     13

Net Loans charged off
    during the period                        100                      7

Additions to allowance for
    possible loan losses                     120                     45

Allowance, end of period                     273                    263

Ratio of net loans charged off to
    average Loans outstanding
    during the period                       0.39%                  0.03%

Ratio of allowance to total
    at end of period                        1.01%                  1.01%

FUNDING SOURCES

     Average deposits for the nine months ended September 30, 1997 were $35,464,000 an increase of 10.38% compared with the average balance for 1996. Average certificates of deposit represented 53.13% of average deposits for the nine months ended September 30, 1997. Average interest checking account, money market and savings accounts as a group were 26.33% of average deposits. Average demand deposits represented 20.55% of average deposits. The trend of deposits shifting to certificates of deposit has continued, resulting in a increased cost of funds.

     The Bank has a line of credit with the Federal Home Loan Bank of San Francisco. Three advances from the Federal Home Loan Bank with initial maturities of more than one year totaled $3,000,000 at September 30, 1997. Each advance is for $1,000,000 with interest rates of 4.88%, 6.53 and 6.81% and maturity dates of October 1998, June 2000 and June 2004. Management believes that these advances provide funds of medium duration at a lower cost than comparable deposits. The Bank did not utilize any short term borrowings in 1997, 1996 or 1995.

CAPITAL RESOURCES

     The Company maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends. At September 30, 1997, stockholders' equity was $3,191,100 versus $2,898,200 at December 31, 1996. The Company paid a cash dividend of $0.11 per share in 1996. The Bank paid cash dividends of $0.10 per share in both 1995 and 1994.

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

     Under current rules, all banks were required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 risk-based capital ratio of 10.77% and a total risk-based capital ratio of 11.73% at September 30, 1997 (calculated under regulatory accounting principles), well above the minimum regulatory requirements.

     The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill. The Bank had a leverage capital ratio of 7.71% at September 30, 1997 (calculated under regulatory accounting principles).

LIQUIDITY

     Liquidity represents a bank's ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs. For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers. In the ordinary course of the Bank's business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings. In addition, the Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $5,000,000 and a $1,000,000 Federal Funds borrowing line with the Pacific Coast Bankers' Bank, to meet temporary liquidity requirements.

     As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets ("primary liquidity"), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets. In addition, it seeks to generally limit loans to not more than 90 percent of deposits. Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing. The Bank's primary liquidity at September 30, 1997 was
29.29 percent, while its average loan to deposit ratio for the nine months ended September 30, 1997 was 72.41 percent. The high level of liquidity has an adverse impact on interest income.

     The following table sets forth the interest rate sensitivity distribution of the Bank's interest-earning assets and interest-bearing liabilities as of September 30, 1997, the Bank's interest rate sensitivity gap ratio (i.e., the difference between interest rate sensitive assets and interest rate sensitive liabilities divided by total assets) and the Bank's cumulative interest rate sensitivity gap ratio. For purposes of the table, except for savings deposits and money market, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms. More than all of the Bank's interest rate sensitivity gap is offset by non-interest bearing sources of funds (demand deposits and capital). Generally, a bank with a positive rate sensitivity gap ratio can anticipate that increases in market rates of interest will have a favorable impact on net interest income, while decreases will have unfavorable impact. Banks with a negative interest rate sensitivity gap will experience the reverse. The Bank's one year cumulative interest sensitivity gap of 1.14 percent, indicating assets and liabilities maturing or repricing within one year are almost equal.

                                                 Over 3 mos.  Over 1 year    Over 3        Over 5
                                     3 Months     through       through      Through      through    Over 15
                                      or less      1 Year       3 years      5 years      15 years    years
                                     --------     -------       -------      -------      --------   -------
INTEREST EARNING ASSETS:
Investment Securities                    --           500         --            --          2,993        500
Federal Funds Sold                     6,800          --          --            --            --         --
Loans                                 11,823        3,444        3,381         3,482          615      3,848
                                     -------       ------       ------         -----        -----      -----
                                      18,623        3,944        3,381         3,482        3,608      4,348

INTEREST BEARING LIABILITIES:
Savings Deposits                       2,285          --           --            --           --        --
Money Market Accounts                  7,359          --           --            --           --        --
Certificates Over $100,000             3,044        1,999        2,118           240          --        --
Other Time Deposits                    2,056        5,325        4,499           471          --        --
Other Borrowings                         --           --         1,000           --         1,000       --
                                     -------       ------       ------         -----        -----      -----
             Total                    14,744        7,324        7,617           710        1,000       --

Total Assets                          43,823
Interest rate sensitivity gap          3,879       -3,380       -4,236        2,772        2,608      4,348
Cumulative interest sensitivity gap    3,879          499       -3,737         -965        1,643      5,991
Interest rate sensitivity ratio         8.85%      -7.71%       -9.67%        6.33%        5.95%      9.92%
Cumulative interest rate
  sensitivity gap ratio                 8.85%       1.14%       -8.53%       -2.20%        3.75%     13.67%


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

INVESTMENT SECURITIES

     The following table sets forth the book and market value of the Bank's investment securities as of September 30, 1997:

                       INVESTMENT PORTFOLIO MIX
                                                  September 30, 1997
                                                   Book          Market
                                                   value          value
                                                   -----         ------
                                                  (Dollars in thousands)
     Available for sale:
     Pacific Coast Banker's Bank Stock              150            150
     Federal Home Loan Bank Stock                   325            325
                                                   ----           ----
                                                    475            475
     Held to maturity:
     U. S. Treasury Securities                      500            501
     U. S. Government Agency Securities            3493           3502
                                                   ----           ----
                                                   3993           4003

     Total                                         4468           4478
                                                   ----           ----
                                                   ----           ----
     The following table summarizes the maturity of the Bank's investment securities at September 30, 1997:

                      INVESTMENT PORTFOLIO MATURITIES
                              (Dollars in thousands)

                                                 Over 3 mos.  Over 1 year    Over 3        Over 5
                                     3 Months     through       through      Through      through    Over 15
                                      or less      1 Year       3 years      5 years      15 years    years
                                     --------     -------       -------      -------      --------   -------
U. S. Treasury Securities               ---         500           ---          ---           ---        ---
U. S. Agency Securities                 ---         ---           ---          ---          2993        500
Other Securities                        475         ---           ---          ---           ---        ---
                                     --------     -------       -------      -------      --------   -------
Total                                   475         500             0            0          2993        500

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NORTHERN CALIFORNIA BANCORP, INC.

Date:  NOVEMBER 5, 1997       By:  /s/ CHARLES T. CHRIETZBERG, JR.
                              -------------------------------------
                              Charles T. Chrietzberg, Jr.
                              Chief Executive Officer
                              and President


Date: NOVEMBER 5, 1997        By:  /s/ BRUCE N. WARNER
                              -------------------------------------
                              Bruce N. Warner
                              Chief Financial Officer and
                              Principal Accounting Officer