Form 10KSB40
period 1997-12-31
NORTHERN CALIFORNIA BANCORP INC
filed 1998-03-30
CIK 1006820

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549
                                 FORM 10-KSB


       X    Annual report under Section 13 or 15(d) of the Securities
      ---   Exchange Act of 1934 (Fee required) for fiscal year ended December
            31, 1997

      --- Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the period from ________ to _____________

                         Commission File Number 0-27666

                        NORTHERN CALIFORNIA BANCORP, INC.
                   ---------------------------------------------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB X
                                            ---

     Revenues for the year ended December 31, 1997. $ 5,266,200.

     As of March 1, 1998, the Corporation had 858,526 shares of common stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Corporation was $1,320,000, based on the most recent sale at $2.75 per share on February 2, 1998.

     The following documents are incorporated by reference to the parts indicated of this Form 10-KSB:

     1. Portions of the Independent Auditor's Report for the fiscal year ended December 31, 1997 are incorporated by reference in Part I Item 3 and
Part II Item 6.

                      FORM 10-KSB CROSS REFERENCE INDEX

                                                                           PAGE
                                                                           ----
PART I
------
ITEM 1        Business                                                        3
ITEM 2        Properties                                                     15
ITEM 3        Legal Proceedings                                              16
ITEM 4        Submission of Matters to a Vote of Security Holders            16

PART II
-------
ITEM 5        Market for the Corporation's Common Stock and
              Related Stockholder Matters                                    17
ITEM 6        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            19
ITEM 7        Financial Statements and Supplementary Data                    40
                Independent Auditors' Report on the Financial
                  Statements                                               FS 1
                Consolidated Balance Sheets at December 31, 1997
                  and 1996                                                 FS 2
                Consolidated Statements of Operations for each of
                  the three years in the period ended
                  December 31, 1997                                        FS 3
                Consolidated Statements of Changes in Stockholders'
                  Equity for each of the three years in the period
                  ended December 31, 1997                                  FS 4
                Consolidated Statements of Cash Flows for each of
                  the three years in the period ended
                  December 31, 1997                                      FS 5-6
                Notes to Consolidated Financial Statements              FS 7-30
ITEM 8        Changes in and Disagreements with Accountants and
                Financial Disclosure                                         40

PART III
--------
ITEM 9        Directors, Executive Officers, Promoters and
                Control Persons: Compliance with Section 16(a) of
                the Exchange Act                                             41
ITEM 10       Executive Compensation                                         42
ITEM 11       Security Ownership of Certain Beneficial Owners
                and Management                                               45
ITEM 12       Certain Relationships and Related Transactions                 47
ITEM 13       Exhibits and Reports                                           48
              Signatures                                                     49

                                    PART I

ITEM 1. BUSINESS

GENERAL

     Northern California Bancorp, Inc. (the "Corporation") was incorporated on August 29, 1995, as a for-profit corporation under the California Corporate laws for the principal purpose of engaging in banking and non-banking activities as allowed for a bank holding company. The Corporation owns 100% of Monterey County Bank (the "Bank"). The Corporation's sole sources of (unconsolidated) revenues at this time are potential dividends, management fees and tax equalization payments, if any, from the Bank. While these sources cannot be assured, and may be limited, the Corporation has no direct cash needs other than limited expenses related to corporate and regulatory compliance.

     Compliance with environmental laws has not had a material impact on the operations of the Bank or the Corporation, although the Bank faces potential liability or losses if its borrowers fail to comply with such laws and the Bank acquires contaminated properties in foreclosure.

BANK SUBSIDIARY

     Monterey County Bank, an independent, California chartered commercial banking corporation was chartered by the State of California on July 30, 1976. The Bank's customer base includes individuals, small and medium sized businesses and a variety of government agencies with residences, offices or other relationships located in or about the city and county of Monterey, California, including the cities of Carmel and Pacific Grove. The Bank offers its customers a wide variety of the normal personal, consumer and commercial services expected of a locally owned, independently operated bank. Its deposits are insured by the FDIC, and, as such, the Bank is subject to regulations by that federal agency and to periodic audits of its operations and documentary compliance by FDIC personnel. As a state chartered bank which is not a member of the Federal Reserve System, it is also regulated and periodically examined by the California State Banking Department.

     The Bank's activities are conducted at its principal offices, 601 Munras Ave., Monterey, California and at its two branch offices in Carmel and Pacific Grove, California.

     At December 31, 1997 the Bank's had total assets, deposits and shareholders' equity of approximately $46,108,000, $39,239,300 and $3,004,400, respectively.

EMPLOYEES

     At December 31, 1997 the Northern California Bancorp, Inc. and its subsidiary Monterey County Bank employed a total of 31 full time equivalent persons.

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

     At December 31, 1997, the Bank met the tests to be categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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

     PREMIUMS FOR DEPOSIT INSURANCE

     The FDIC adopted regulations implementing a risk-based premium system required by federal law. Under the regulations which cover the assessment periods commencing on and after January 1, 1994, insured depository institutions are required to pay insurance premiums within a range of 23 cents per $100 of deposits to 31 cents per $100 of deposits depending on their risk classification. The FDIC, effective September 30, 1995, lowered assessments from their rates of $.23 to $.31 per $100 of insured deposits to rates of $.04 to $.31, depending on the health of the bank, as a result of the recapitalization of the BIF. On November 15, 1995, the FDIC voted to drop its premiums for most well capitalized banks to zero (with a minimum $2,000. per year paid in any event). The Bank has been eligible for the minimum payment since January 1, 1996. Other banks will be charged risk-based premiums up to $.27 per $100 of deposits. On May 6, 1997, the FDIC voted to retain the existing risk-based premiums for the second semiannual period of 1997.

     The FDIC Board of Directors voted, on May 20, 1997, to collect on behalf of the Financing Corporation (FICO) assessments sufficient to meet the funding requirements of the FICO for the remainder of 1997. The FICO rate on BIF-assessable deposits will be 1.26 basis points, on an annual basis.

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

     In May, 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institutions' actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. In March 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact. Management of the Bank believes that the Bank is in substantial compliance with all requirements under these provisions. Following the Bank's most recent CRA examination, the Bank's rating was "satisfactory".

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

ITEM 2. PROPERTIES

     The main office of the Bank, which also serves as the principal office of the Corporation, is located at 601 Munras Ave., Monterey, California 93940. This facility contains a lobby, executive and customer service offices, teller stations, safe deposit boxes and related non-vault area, vault, operations area, lounge and miscellaneous areas. A drive-through facility and adequate paved parking are also on the premises. Both the land and all improvements thereto are owned by the Bank. The Bank currently operates two branch offices in Carmel and Pacific Grove, California, both within approximately 10 miles from the Bank's main office. The land and improvements dedicated to the Carmel and Pacific Grove branch offices are leased. See Footnote 9 to the Corporation's financial statements included herewith.

     Generally, neither the Bank nor the Corporation may invest in equity interests in real estate, except for the direct use of the Bank or the Corporation in their business. The Bank makes and/or purchases loans secured by real estate, subject to normal banking practices, its own policies and the restrictions described above under Item 1.

ITEM 3. LEGAL PROCEEDINGS

     In November of 1996 the Bank learned that Watsonville Federal Savings and Loan Association (WFS) was changing its name to Monterey Bay Bank. Because WFS has several branches in the bank's immediate market area and the name "Monterey Bay Bank" appears to be confusingly similar to Monterey
County Bank's name, the Bank's management was concerned that the Bank's marketing program would be jeopardized and that the public would not relate the Bank's advertising and civic contributions to it. Following discussions, WFS refused to abandon the "Monterey Bay Bank" name and Monterey County
Bank filed a civil law suit against WFS and its holding company Monterey Bay Bancorp which seeks to enjoin the use of the "Monterey Bay Bank" name on the grounds that the use of the name unfairly infringes on the Bank's name and will damage the Bank. Monterey County Bank's law suit also seeks monetary damages arising from any use of the "Monterey Bay Bank" name.
While the full impact to Monterey County Bank from the use of the "Monterey Bay Bank" name is not yet known, the Bank's suit seeks one million dollars ($1,000,000.00) in compensatory damages. Monterey County Bank's management is firmly committed to protecting its trade name by prosecuting the suit to conclusion and has spent seventy-five thousand dollars ($75,000.00) to date in pursuing the suit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following proposal was present to shareholders at the Corporations annual shareholders' meeting held May 16, 1997.

Proposal Number 1:  Election of Directors

                                   Number of          Number of
                                  Affirmative            Votes
                                     Votes             Withheld
                                  -----------         ----------
Charles T. Chrietzberg, Jr.         588,768             32,942
Sandra G. Chrietzberg               586,984             34,726
Peter J. Coniglio                   619,175              2,535
Carla S. Hudson                     619,175              2,535
John M. Lotz                        619,175              2,535

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

     The Corporation, at the request of three shareholders, repurchased 20,939 shares of common stock at $3.00 per share. These transactions occurred during the third quarter of 1997.

     The following table sets forth, according to information known to the Corporation, the price paid per share in, and volume of, transactions in the Bank's stock during the quarters ended March 31, 1995 to December 31, 1997.


     Quarter/Year                       Price            Volume(1)
------------------------            -------------        ---------
1st quarter of 1995                      2.75               20,565
2nd quarter of 1995                      2.75                2,592
3rd quarter of 1995                      2.75                1,000
4th quarter of 1995                      2.75                5,885

1st quarter of 1996                      2.75                6,720
2nd quarter of 1996                   2.50/2.75              1,285
3rd quarter of 1996                      2.75                  210
4th quarter of 1996                      2.75                1,574

1st quarter of 1997                   2.50/2.75              1,772
2nd quarter of 1997                      2.75                  210
3rd quarter of 1997                   2.75/3.00             22,144
4th quarter of 1997                      2.75                  762

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

     The Bank's payment of dividends, as a California chartered commercial banking corporation, is regulated by the California Financial Code. Under the California Financial Code, funds available for cash dividend payments by the Bank are restricted to the lessor of: (I) retained earnings; or (ii) the Bank's net income for its last three fiscal years (less any distributions to the stockholders made during such period). As of December 31, 1997, the Bank had $152,600 in retained earnings. Cash dividends may also be paid out of net income for a bank's last preceding fiscal year upon the prior approval of the Superintendent in an amount not exceeding the greater of the: (I) retained earnings of a bank; (ii) net income of a bank for its last fiscal year; or (iii) net income of a bank for its current fiscal year. If the Superintendent finds that the stockholder's equity of a bank is not adequate, or that payment of a dividend would be unsafe or unsound, the Superintendent may order the Bank not to pay a dividend to the Bank's shareholders, even if it meets the standards set forth in the California Financial Code. With the approval of the Superintendent, the Bank could pay up to $237,600 in dividends to the Corporation as of the date hereof. However, Management of the Corporation does not anticipate that it will seek such approval during 1998.

     In December 1997 and 1996 The Corporation paid cash dividends of $.12 and $.11 per share, respectively. The Bank paid dividends totaling $170,000.00 and $150,000.00 to the Corporation during 1997 and 1996.

     In December 1995 the Bank paid a $.10 per share cash dividend.

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

    Net income for each of the last three years was $225,900 in 1997, $213,400 in 1996 and $278,000 in 1995. The basic earnings per share for each of the last three years was $.26, $.24 and $.32 respectively. The diluted earnings per share for the same time periods were $.22, $.21 and $.27, respectively. Return on average shareholders' equity was 7.34%, 7.25% and 9.57% in 1997, 1996 and 1995, respectively. The Bank's return on average assets was .54%, .56% and .79% in 1997, 1996 and 1995, respectively.

    The increase in earnings for 1997 was due to an increase of $77,600 in net interest income after provision for loan losses, an increase of $90,800 in other income; partially offset by a $60,300 increase in operating expenses and an increase of $95,600 in income taxes.

    The decrease in earnings during 1996 was largely due to a $88,600 increase in total operating expenses, a $30,800 increase in provision for income taxes and a $51,600 decrease in other operating income. These factors were partially offset by a $38,500 increase in net interest income and a $67,500 decrease in the provision for loan losses.

    The following table provides a summary of the income statement, balance sheet, and selected ratios for the last five years. A more detailed analysis of each component of net income is included under the appropriate captions, which follows.

                                                                   As of and for the Years Ended December 31,
                                                              -----------------------------------------------------
                                                                1997       1996       1995       1994       1993
                                                              ---------  ---------  ---------  ---------  ---------
                                                                   (Dollars in thousands except per share data)
Summary of Operating Results:
Total interest income                                             3,399      3,140      2,952      2,734      2,604
Total interest expense                                            1,447      1,334      1,183        933        920
                                                              ---------  ---------  ---------  ---------  ---------
Net interest income                                               1,952      1,807      1,768      1,801      1,684
Provision for possible
  loan losses                                                       120         53        120         30        122
                                                              ---------  ---------  ---------  ---------  ---------
Net interest income after
  provision for loan loss                                         1,832      1,754      1,648      1,771      1,562
Total other income                                                1,074        983      1,035      1,036      1,216
Total other expense                                               2,505      2,444      2,356      2,570      2,637
                                                              ---------  ---------  ---------  ---------  ---------
Income (loss) before taxes                                          402        293        327        236        142
Provision for income tax                                            176         80         49        (21)       (90)
                                                              ---------  ---------  ---------  ---------  ---------
Net income (loss)                                                   226        213        278        257        232
Per Common Share Data:
Net income (1)                                                     0.26       0.24       0.32       0.29       0.26
Primary net income(2)                                              0.22       0.21       0.27       0.25       0.22
Book value, end of period                                          3.53       3.30       3.16       2.94       2.75
Avg shares outstanding (3)                                      868,248    879,465    879,465    879,465    879,465
Balance Sheet Data:
Total loans, net of unearned income(4)                           25,606     25,310     22,494     23,918     25,042
Total assets                                                     46,113     40,799     36,658     33,787     33,583
Total deposits                                                   39,206     36,167     31,188     28,782     27,671
Stockholders' equity                                              3,031      2,898      2,776      2,584      2,423


                                                                   As of and for the Years Ended December 31,
                                                              -----------------------------------------------------
                                                                1997       1996       1995       1994       1993
                                                              ---------  ---------  ---------  ---------  ---------
Selected Financial Ratios (5):
Return on average assets                                          0.54%      0.56%      0.79%      0.75%      0.72%
Return on average
   stockholders' equity                                           7.34%      7.25%      9.57%      9.85%      9.69%
Net interest spread                                               4.74%      4.91%      5.24%      5.59%      5.34%
Net interest margin                                               5.42%      5.54%      5.86%      6.08%      5.85%
Avg shareholders' equity
   to average assets                                              7.37%      7.72%      8.24%      7.57%      7.38%
Primary capital to assets
   at end of period                                               7.85%      7.68%      8.14%      8.31%      7.91%
Total loans to total deposits
   at end of period                                              65.31%     69.98%     72.12%     83.10%     91.42%
Allowance to total loans
   at end of period                                               1.00%      1.00%      1.00%      1.01%      1.01%
Nonperforming loans to total
   loans at end of period                                         0.81%      1.13%      0.14%      0.84%      0.80%
Net charge-offs to average loans                                  0.40%      0.10%      0.59%      0.16%      0.44%

(1) Fully diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include employee stock options. The weighted average number of shares used for this computation was 1,034,574, 1,022,402, 1,044,684, 1,012,773 and 1,034,972, in 1997, 1996, 1995, 1994, and
      1993, respectively.

(2) Primary earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock during the year. The weighted average number of shares used for this computation was 868,248 for 1997 and 879,465 for 1996, 1995, 1994 and 1993.

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

     The following table summarizes the Bank's net interest income. It is not presented on a tax equivalent basis, as the Bank's tax-exempt interest income is insignificant.

                                  Years Ended                      Increase (Decrease)
                                  December 31,                       From Prior Year
                           1997       1996       1995              1997/96      1996/95
                        --------------------------------        -----------   ----------
                                                           Amt       %        Amt        %
                                                (Dollars in thousands)
Interest Income            3,399      3,140      2,952      259      8.25      188      6.37
Interest Expense           1,447      1,334      1,183      113      8.49      151     12.76

                          -------    -------    -------   ----------------    --------------

Net Interest Income         1,952     1,806      1,769      146      8.08       37      2.09



     Net interest income increased $146,000 (8.08%) from 1996 to 1997. Average interest bearing assets increased 10.09%, while the average rate earned decreased 16 basis points, resulting in an increase of $258,700 in total interest income. Interest expense increased $113,600 the result of a 8.96% increase in average interest bearing liabilities and an 2 basis points decrease in the average rate paid. Average interest rates on loans decreased 39 basis points, due primarily to competitive pressures. Over half (57.7%) of the $3,300,000 increase in earning assets was in investment securities which provide a lower yield, average yield on investments was 6.46 percent, lower than loans which had an average yield of 10.58 percent in 1997.

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

     The following table shows the components of the Bank's net interest income, setting forth, for each of the three years ended December 31, 1997, 1996 and 1995 (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v) the net interest yield on average interest-earning assets (i. e., net interest income divided by average interest-earning assets). Yields are not computed on a tax-equivalent basis. Non-accrual loans and overdrafts are included in average loan balances.
Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

                                   1997                       1996                         1995
                       -------------------------   -------------------------   -------------------------
                                   Int      Avg                Int       Avg               Int       Avg
                           Avg     Earn      %         Avg     Earn       %        Avg     Earn       %
                           Bal     Paid     Rate       Bal     Paid     Rate       Bal     Paid      Rate
                                                    (Dollars in thousands)


Interest Earning Assets:
Int-bearing deposits
 at other banks             24       1     4.36        71        5      7.67      240       24    10.00
Invest securities        4,498     347     7.70      1,51        9      5.91    1,189       76     6.39
Federal funds sold       5,432     296     5.45      6,46      341      5.27    5,094      279     5.48
                      -------------------------   -------------------------   -------------------------

Total investments       9,953      643     6.46     8,050      436     5.42      6,523      379     5.81

Loans
 Real estate           14,648    1,503    10.26    13,138    1,368    10.41     12,661    1,371    10.83
 Installment              491      601     2.16       686       80    11.70        994      112    11.27
 Commercial            10,902    1,193    10.95    10,823    1,256    11.61     10,008    1,090    10.89
                      -------------------------   -------------------------     -------------------------

Total loans            26,042    2,756    10.58    24,647    2,704    10.97     23,663    2,573    10.87

Total Interest
 earning assets        35,995   3,399      9.44    32,697    3,140     9.60     30,186    2,952      9.78
                      -------------------------   -------------------------     -------------------------

Interest Bearing
 Liabilities:
Int-bearing demand      5,308     74       1.39     4,534      64      1.40      4,538       61       1.34
Money market savings   1,958      47       2.39     1,911      45      2.34      1,864       42       2.25
Savings deposits       2,184      48       2.21     2,541      70      2.76      2,812       81       2.88
Time deposits > $100M  7,056     408       5.78     5,693      38      5.92      5,019       30       6.02
Time deposits < $100M 12,112     744       6.15    11,774     735      6.24      9,814      605       6.16

Other Borrowing        2,162     126       5.82     1,790      83      4.62      2,000       92       4.60
                      -------------------------   -------------------------     -------------------------

Total interest
 bearing liabilities  30,779   1,447       4.70    28,249   1,334      4.72     26,047    1,183       4.54
                     --------------------------   -------------------------      -------------------------


Net interest income            1,952                        1,807                         1,769
Net interest spread                        4.74                        4.88                           5.24
Net yield on interest
 earning assets                            5.42                        5.53                           5.86

PAGE 23


                                           1997 VS 1996            1996 VS 1995
                                        INCREASE(DECREASE)       INCREASE(DECREASE)
                                          DUE TO CHANGES           DUE TO CHANGES
                                     -----------------------   ----------------------
                                      AVG      AVG              AVG      AVG
                                     VOLUME   RATE    TOTAL    VOLUME   RATE   TOTAL
                                     -----------------------   ----------------------
                                                  (DOLLARS IN THOUSANDS)
Interest Earning Assets:
Int-bearing deposits
  at other banks                       (4)    (1)      (4)      (17)     (2)   (19)
Invest securities                     176     81      257        21      (7)    14
Federal funds sold                    (54)     9      (45)       75     (13)    62
                                     -----------------------   ----------------------
Total investments                     103    104      208        89     (32)    57

Loans
  Real estate                         157    (23)     135        52     (55)    (3)
  Installment                         (23)     2      (21)      (35)      3    (32)
  Commercial                            9    (72)     (63)       89      78    166
                                     -----------------------   ----------------------
  Total loans                         153   (102)      51       107      24    131

Total Interest Earning Assets         317    (58)     259       246     (59)   187

Interest Bearing
Deposits:

Int-bearing demand                     11     (1)      10        (0)      3      3
Money market savings                    1      1        2         1       2      3
Savings deposits                      (10)   (12)     (22)       (8)     (3)   (11)
Time deposits GREATER THAN $100M       80    (10)      70        41      (5)    36
Time deposits LESS THAN $100M          21    (12)      10       121       9    130
Other Borrowing                        17     26       43       (10)      0     (9)
                                     -----------------------   ----------------------

Total interest bearing deposits       119     (6)     114       100      51    151
                                     -----------------------   ----------------------
                                     -----------------------   ----------------------
Net change in net interest            197    (52)     146       146    (109)    36

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

                        Loan Category                          Reserve %

                  Classified Loans:
                  Loans classified loss                         100.00%
                  Loans classified doubtful                      50.00%
                  Loans classified substandard
                     Real Estate Secured                          5.00%
                     Non Real Estate Secured                     20.00%

                  Unclassified Loans:
                  Real Estate - Loan to value 80% or less         0.10%
                  Real Estate - Loan to value over 80%            0.50%
                  Loans to Individuals                            3.00%
                  Commercial                                      3.00%
                  SBA Loans - Unguaranteed portion                2.00%
                  Unfunded Loan Commitments                        .25%
                  SBA Loans - Guaranteed portion                  0.00%
                  Cash Secured Loans                              0.00%

      Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At the end of 1997, 1996 and 1995, the Bank's allowance stood at 1.04 percent, 1.01 percent and 1.00 percent of gross loans, respectively. Provisions were made to the allowance for loan losses in 1997, 1996 and 1995 of $120,000, $52,500, and $120,000, respectively. Loans charged off totaled $106,200 in 1997, $44,400 in 1996 and $159,600 in 1995.
Recoveries for these same periods were $1,800, $20,700 and $20,000.

      The Bank's non performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans was .81 percent and 1.13 percent and .14 percent as of the end of 1997, 1996 and 1995, respectively.

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

NON-INTEREST INCOME

      The following table presents a summary of the Bank's non-interest income:

                                          Years Ended December 31,
                                         1997       1996       1995
                                        -----      ------     ------
                                           (Dollars in thousands)
Service charges on deposit accounts       328        372        339
Other service charges, commissions
   commissions and fees                   421        353        310
Income from sales and servicing of
   SBA loans                              324        259        386
Gain (Loss) on sale of other
   real estate                              0          0          0
                                        -----      ------     ------
Total non-interest Income                1074        983       1035

     Total non-interest income increased $90,700 (9.22%) in 1997 when compared with 1996. Income from sales and servicing of SBA loans increased $65,500 and other service chanrges, commissions and fees increased $32,000; while service charges on deposit accounts decreased $43,300. Merchant credit card processing income increased by $70,700 during 1997 compared to 1996.

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

     The following table presents a summary of the activity in SBA loans for the years ended 1997, 1996 and 1995:

                                    1997           1996           1995
                                ------------   ------------   ------------
SBA loans authorized             $3,551,800     $1,937,000     $3,170,000
                                ------------   ------------   ------------
                                ------------   ------------   ------------

SBA loans sold                   $2,524,100     $1,842,800     $2,582,000
                                ------------   ------------   ------------
                                ------------   ------------   ------------

SUMMARY OF INCOME FROM SALES AND
  SERVICING OF SBA LOANS
--------------------------------

Income from premium               $ 178,400      $ 138,600      $ 230,100

Income from servicing               170,000        165,000        190,700

Less origination expense            (24,000)       (44,700)       (34,500)
                                ------------   ------------   ------------
Total income from sales and
  servicing of SBA loans          $ 324,400      $ 258,900      $ 386,300
                                ------------   ------------   ------------
                                ------------   ------------   ------------

NON-INTEREST EXPENSE

The following table presents a summary of the Bank's other non-interest expense:

                                        YEARS  ENDED  DECEMBER 31,
                                      -------------------------------
                                       1997         1996       1995
                                      ------       ------     -------
                                          (DOLLARS IN THOUSANDS)

Salaries and benefits                  1,405        1,362       1,237
Occupancy and equipment expense          251          256         263
Professional fees                         85          121         115
Data Processing                          172          149         141
Other expenses                           591          556         600
                                       -----        -----       -----
    Total other Expenses               2,505        2,444       2,356



    Salary expense increased $42,700 in 1997 as a result of opening in April of the Pacific Grove branch office and employee merit increases. The increase in salary expense of $125,000 in 1996 was due to merit increases, additions to staff for the planned opening of the Pacific Grove branch and a severance payment to a former officer. Salary expense for 1995 increased $56,000, as a result of employee merit pay increases and an addition to staff resulting from the opening of a Loan Production Office.

    In 1997 occupancy and equipment expenses decreased $5,000 compared with a decrease of $6,900 in 1996. These nominal decreases were due to lower depreciation expense. In 1995 occupancy expense decreased $298,000 as a result of the relocation of the main office from a leased facility at 665 Munras Avenue to the Bank owned facility at 601 Munras Avenue. Management negotiated the early termination of the 665 Munras Avenue lease effective February 1, 1995. Early termination of the lease, due to expire April 30, 1995, expedited decreased occupancy expense beginning in February rather than May.

    Data processing expenses increased $23,600 in 1997, due to increased number of accounts, increased activity, upgraded data communications and a 2.7% cost of living increase. Data processing expenses had remained level over the preceding two years.

    Professional fees decreased $35,400 in 1997 due to a $42,800 decrease in legal fees. The increase of $5,600 in professional fees in 1996 was the net affect of audit/accounting fees decreasing $18,700; while legal fees increased $24,300. The increase in legal fees was the result of the Bank incurring approximately $60,000 in legal fees and other costs associated with the Monterey Bay Bank trade name infringement lawsuit. Professional fees increased $48,000 in 1995 primarily due to costs associated with a third party compliance review and the formation of an Employee Stock Ownership Plan.

    Other expenses for 1997 totaled $590,700 compared with $556,300 for 1996. Significant changes occurred in the following categories with increases in advertising ($25,500), director fees ($7,100), FDIC and State assessments ($7,500), security expense ($11,000), loan expense ($3,700), messenger and freight ($4,300), postage ($3,600), subscriptions/publications ($5,300) and travel expense ($11,800); while decreases occurred in business development ($24,500), collection expense ($8,800), SBA loan expense ($20,700), stationery and supplies expense ($4,800), operating losses ($4,300)

    Other expenses for 1996 totaled $556,300 compared with $599,500 for 1995. Significant changes occurred in the following categories with decreases in FDIC and State assessments ($36,600), miscellaneous expense ($14,700), travel ($18,400), operational losses ($5,800), shareholder expense ($4,800) and director fees ($3,800); increases in business development ($36,200), advertising ($25,800) and stationery/supplies ($8,900).

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

    Allocation of federal and state income taxes between current and deferred portions is as follows:

                     1997           1996          1995
                   --------       --------       -------
Current
      State        $171,300        $78,500       $50,700
      Federal        57,400         35,600        51,800

Deferred
      Federal       (31,400)       (34,000)      (42,600)
      State         (21,700)          (100)      (10,700)
                   --------        -------       -------
                   $175,600        $80,000       $49,200
                   --------        -------       -------
                   --------        -------       -------

    A reconciliation of the statutory federal income tax rate and the effective tax rate on (loss) income follows:

                                           1997           1996            1995
                                          ------         -------        -------
Statutory federal tax rate                 34.0%           34.0%          34.0%
State franchise                            10.8            11.3           11.3
Expiration of general business credits       --              --            3.7
Utilization of general business credits    (1.1)          (10.8)          (9.7)
Utilization of net operating loss
   carry forwards to reduce tax              --             --           (14.0)
Decrease in deferred tax asset
   valuation allowance                       --            (7.2)          (6.6)
                                          -----           -----          -----
Effective tax rates                        43.7%           27.3%         (15.0)%
                                          -----           -----          -----
                                          -----           -----          -----


    The Corporation has applied all unused general business tax credit carryforwards for financial reporting and income tax purposes.

    The components of the net deferred tax asset, included in other assets, are as follows:

                                1997              1996
                              ---------         --------
Deferred tax asset
   Federal                     $161,600         $183,300
   State                         66,700           65,700
                               --------         --------
Net deferred tax asset         $228,300         $249,000

    The components of the net deferred tax asset, included in other assets, are as follows:


                                                1997          1996
                                              --------     ---------
Deferred tax asset
   Accrual to cash adjustments                 193,900      $144,100
   Investments:
      Net urealized (gain) loss on
      securities available for sale            (59,800)           --

   Charitable contribution carry forward            --         4,300
   Allowance for loan losses                    74,900        62,400
   General business credit carry forward            --        18,800
   Depreciation                                 19,300        19,400
                                              --------      --------
     Net deferred tax asset                   $228,300      $249,000

    Management has evaluated the deferred tax asset recognized under Statement 109. As of December 31, 1997 and 1996 management expects all temporary differences to be offset against future taxable income, and no valuation allowance was deemed necessary.

LOANS

    Loans, the largest component of earning assets, represented 72.35% of average earning assets, and 62.32% of average total assets during 1997, compared with 75.38% and 64.62%, respectively during 1996. In 1997, average loans increased 5.66% from $24,647,000 in 1996 to $26,042,000. Average real estate loans increased $1,510,000 (11.50%), average commercial loans increased $79,000 (.73%); while installment loans decreased $195,000 (28.37%).

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

    The following table presents the composition of the loan portfolio, including loans held for sale, at December 31 for the last five years.


                                                       Years Ended December 31,
                                        ------------------------------------------------------
                                          1997        1996        1995       1994        1993
                                        ------------------------------------------------------
                                                       (Dollars in thousands)
Commercial and industrial                10,843      10,120       10,059       9,083     9,289
Real estate, construction                   347          --           --          --       791
Real estate, mortgage                    13,921      14,336       11,246      13,528    13,761
Installment                                 520         583          888       1,241     1,133
Government guaranteed loans purchased       284         307          328         343       363
                                        ------------------------------------------------------
                                         25,914      25,346       22,521      24,195    25,336
Less:
Allowance for possible loan losses         (269)       (254)        (225)       (245)     (255)
Deferred origination fees, net              (40)        (37)         (27)        (32)      (40)
                                        ------------------------------------------------------
                                         25,606      25,056       22,270      23,918    25,042
                                        ------------------------------------------------------
                                        ------------------------------------------------------

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

    The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as "non-performing loans"):


                                         As of December 31,
                            -----------------------------------------------
                              1997          1996        1995     1994      1993
                            --------      -------     -------   ------    -------
                                          (Dollars in thousands)
Accruing,
PAST DUE 90 DAYS OR MORE:

Real Estate                      134          209         0          0        0
Commercial                         0           14         0          0        0
Installment                        0            0         0          0        0
                                ----         ----      ----       ----     ----
  Total accruing                 134          223         0          0        0

NON-ACCRUAL LOANS:
Real Estate                        0            0         0          0        0
Commercial                        55           35        31        170      189
Installment                       21           23         0         33       14
                                ----         ----      ----       ----     ----
  Total non-accrual               76           58        31        203      203
  Total non-performing           210          281        31        203      203

Total loans end of period     25,914       25,346    22,521     24,195   25,336
 Ratio of non-performing
  loans to total loans at
  end of period                0.81%        1.11%     0.14%      0.84%    0.80%


    The low level of non-performing loans is the result of underwriting criteria intended to be conservative, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel). The Bank does not have any foreign loans or loans for highly leveraged transactions.

SUMMARY OF LOAN LOSS EXPERIENCE

                                            For the Years ended December 31,
                                  -----------------------------------------------------
                                   1997        1996        1995      1994         1993
                                  ------      ------      ------    ------       ------
                                                  (Dollars in thousands)
Average loans outstanding         26,042      24,647      26,663     24,631      24,867

Allowance, beginning
   of period                         254         225         245        255         242
Loans charged off during
   period:
   Commercial                        101          39         147         41          47
   Installment                         5           5          12          4          18
   Real Estate                         0           0           0          0          62
   Other                               0           1           0          0           0
                                  ------      ------      ------     -----       ------
   Total charge offs                 106          45         159         45         127
Recoveries during period:
   Commercial                          1           8          13          2           9
   Installment                         1          13           6          4           9
   Other                               0           0           0          0           0
                                  ------      ------      ------     -----       ------
   Total recoveries                    2          21          19          6          18
Net Loans charged off
   during the period                 104          24         140         39         109
Additions to allowance for
   possible loan losses              120          53         120         30         122
Allowance, end of period             269         254         225        246         255
Ratio of net loans charged
   off to average Loans
   outstanding during the period   0.40%       0.10%       0.53%      0.16%       0.44%
Ratio of allowance to total
   at end of period                1.04%       1.01%       1.00%      1.01%       1.01%


FUNDING SOURCES

     Average deposits increased 9.86% to $36,085,000 in 1997 from $32,848,000 in 1996. In 1997 the mix of deposits changed as average certificates of deposit increased 9.70%, average demand deposits increased 16.89%; while average interest checking, money market and savings accounts as a group decreased 5.16%. Average certificates of deposit represented 53.12% of average deposits in 1997 compared with 53.19% in 1996. Average interest checking, money market and savings accounts as a group were 26.19% of average deposits in 1997 compared with 27.36% in 1996. Average demand deposits represented 20.69% of average deposits in 1997 compared with 19.45% in 1996.

     The Bank has a line of credit from the Federal Home Loan Bank of San Francisco with a maximum borrowing limit on December 31, 1997 of $4,565,000. The line of credit is secured by certain of the Bank's real estate secured loans. At December 31, 1997 the Bank had three $1,000,000 advances which bear interest at 4.88%, 6.53% and 6.81%, respectively. The advances mature in October 1998, June 2000 and June 2004, respectively. Management believes that these advances provide funds of medium duration at a lower cost than comparable deposits. The Bank did not utilize any short term borrowings in 1997, 1996 or 1995.


CAPITAL RESOURCES

     The Corporation maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends. At December 31, 1997, stockholders' equity was $3,030,200 versus $2,898,200 at December 31, 1996.
The Corporation paid cash dividends of $.12 and $.11 per share in 1997 and 1996, respectively. The Bank paid cash dividends totaling $170,000 and $150,000 to the Corporation in 1997 and 1996, and a cash dividend of $0.10 per share in 1995.

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

     In general, the risk-based capital guidelines provide detailed definitions of which obligations will be treated as capital, and assign different weights to various assets and off-balance sheet items, depending upon the perceived degree of credit risk associated with each asset. Each asset is assigned to one of four risk-weighted categories. For example, 0 percent for cash and unconditionally guaranteed government securities; 20 percent for deposits with other banks and fed funds; 50 percent for state bonds and certain residential real estate loans; and 100 percent for commercial loans and other assets. Capital is categorized as either Tier 1 capital, consisting of common stock and retained earnings (or deficit), or Tier 2 capital, which includes limited-life preferred stock and allowance for loan losses (subject to certain limitations). The guidelines also define and set minimum capital requirements (risk-based capital ratios) which increased over a transition period ended December 31, 1992. Under the final 1992 rules, all banks were required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Corporation had a Tier 1 capital ratio of 10.26% and 10.36% at December 31, 1997 and 1996, respectively, and a total risk-based capital ratio of 11.20% and 11.37% at December 31, 1997 and 1996, respectively.

     The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill. The Corporation had a leverage capital ratio of 6.63% and 6.40% at December 31, 1997 and 1996, respectively (calculated under regulatory accounting principles).

LIQUIDITY

     Liquidity represents a bank's ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs. For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers. In the ordinary course of the Bank's business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings. In addition, the Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $4,565,000 respectively to meet temporary liquidity requirements.

     As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets ("primary liquidity"), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets. In addition, it seeks to generally limit loans to not more than 90 percent of deposits. Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing. The Bank's primary liquidity at December 31, 1997, 1996 and 1995 was 23.46 percent, 30.27 percent, and 30.82 percent respectively, while its average loan to deposit ratio for such years was 72.17 percent and 75.03 percent and 78.86 percent respectively.

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

     The Bank monitors its interest rate risk on a monthly basis through the use of a model which calculates the effect on earnings of changes in rates. The primary tool of management for quantifying interest rate exposure is an Earnings Change Ratio (ECR) analysis. The ECR analysis provides a display of the balance sheet gap, weighted by the appropriate rate sensitivity factor, to define the impact on the income statement from a 100 basis-point change in the National Prime rate. The analysis assumes an immediate and parallel change in all rates, and calculates the effect of the change for the next twelve-month period.

     The ECR for each rate sensitive asset and liability is developed based on the relationship of the average yield on the product to the average national prime rate, and average balances subject to repricing in the next twelve month. The balance sheet gap is adjusted by weighting each line item based on its anticipated rate sensitivity (ECR). The model provides an indication of the effect on income over the next twelve months, for both an increase or decrease of 100 basis points in the national prime rate.

     The following table sets forth the results of the interest rate risk analysis at December 31, 1997.


                                  One Year               One Year                    One Year
                                  Balance     Earnings     Income        Earnings     Income
                                   Sheet      Change     Statement       Change      Statement
                                    Gap       Ratio         Gap           Ratio        Gap
                                ----------  -----------  ----------     ----------    ----------
                                                      (Dollars in thousands)
RATE SENSITIVE ASSETS

  DUE FROM BANKS-TIME               100          49%             49           49%            49
  LOANS:
Fixed rate less than 1 year       2,846          82%          2,345           82%         2,345

Floating rate less than 1 year   11,546          91%         10,492           91%        10,492

  SECURITIES:
Fed Funds Sold & Repos            7,290         100%          7,290          100%         7,290
Fixed Rate Securities
  Maturities less than 1 year       500          68%            342           68%           342
Fixed Rate Securities
  Callable less than 1 year       2,500          91%          2,277            0%             0
                               --------                     -------                    --------
Total Rate Sensitive Assets      24,781                      22,795                      20,518

RATE SENSITIVE LIABILITIES
Savings                           2,145          10%            215           15%           322
Money Market Checking             5,779          10%            578           15%           867
Money Market Savings               1,705          10%            170           15%           256
CDs greater than $100,000         6,018          79%          4,741           79%         4,741
CDs less than $100,000            7,787          80%          6,215           80%         6,215
Other Borrowing                   1,000          43%            427           43%           427
                               --------                    --------                    --------
Total Rate Sensitive
  Liabilities                    24,434                   12,345                         12,827

RATE SENSITIVITY GAP                348                   10,449                          7,691

TOTAL ASSETS                     46,156                   46,156                         46,156

GAP AS A PERCENTAGE
  OF TOTAL ASSETS                  0.75%                   22.64%                         16.66%

Estimated change in income                               (104.49)                         79.61



     The Corporation has no sources of revenues or liquidity other than dividends, tax equalization payments or management fees from the Bank. The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law.

INVESTMENT SECURITIES
---------------------

     The following table sets forth the book and market value of the Bank's investment securities as of December 31, 1997 and 1996:

                                         INVESTMENT PORTFOLIO MIX
                                          (Dollars in thousands)
                                         1997                1996
                                   -----------------   ------------------
                                    Book      Market    Book      Market
                                    value     value     value     value

Available for sale:
Federal Home Loan Bank Stock         330       330       300       300
Pacific Coast Bankers'
  Bank Stock                         150       150       ---       ---
                                   -----     -----     -----     -----

Total                                480       480       300       300
                                   -----     -----     -----     -----
                                   -----     -----     -----     -----
Held to maturity:
U.S. Treasury securities             500       501       500       500
U.S. Government Agencies           4,995     5,000     2,001     2,000
                                   -----     -----     -----     -----
Total                              5,495     5,501     2,501     2,500
                                   -----     -----     -----     -----
                                   -----     -----     -----     -----

    The following table summarizes the maturity of the Bank's investment securities at December 31, 1997:

                                               INVESTMENT PORTFOLIO MATURITIES
                                                    (Dollars in thousands)
                                                    Over 1    Over 5
                                           1 year    Thru       Thru     Over 10
                                          or less   5 years   10 years    Years    Total
                                          -------   -------   --------   -------   -----

U.S. Treasury securities                      500       ---        ---       ---     500

U.S. Government Agencies                      ---         0      1,495     3,500   4,995

Federal Home Loan Stock                       330       ---        ---       ---     330
Pacific Coast Bankers' Bank                   150       ---        ---       ---     150
                                          -------   -------   --------   -------   -----

Total                                         980         0      1,495     3,500   5,976
                                          -------   -------   --------   -------   -----
                                          -------   -------   --------   -------   -----

ITEM 7. FINANCIAL STATEMENTS

     The following consolidated financial statements included in the Consolidated Financial Report issued by Hutchinson and Bloodgood, Certified Public Accountants at the pages indicated are incorporated herein by reference:


     Independent Auditors' Report on the Financial Statements            1

     Consolidated Balance Sheets at December 31, 1997 and 1996           2

     Consolidated Statements of Operations for each of the three years
     in the period ended December 31, 1997                               3

     Consolidated Statements of Changes in Stockholders' Equity for
     each of the three years in the period ended December 31, 1997       4

     Consolidated Statements of Cash Flows for each of the three years
     in the period ended December 31, 1997                             5-6

     Notes to Consolidated Financial Statements                       7-30


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
        FINANCIAL DISCLOSURE

     The Company had no disagreements with its independent accountants on any matter of accounting principles, practices or financial statement disclosure during 1997, 1996 or 1995.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The name, age, title and five-year business background of each director, executive officer and significant employee of the Corporation (including the Bank) as of December 31, 1996, are as follows:



Name & Position With Bank            Age             Principal Occupation During Past Five Years
-------------------------            ---             -------------------------------------------

Charles T. Chrietzberg, Jr.          56              Chairman of the Board & Chief Executive Officer of
 Director since 1985,                                Monterey County Bank since 3/87
 Chairman of the Board, President &
 Chief Executive Officer

Sandra G. Chrietzberg                54              Formerly President and CEO Queen of Chardonnay, Inc.,
 Director, 1988 to 1994 and                          dba La Reina Winery 8/84-12/93
 since 1995

Peter J. Coniglio, Esq.              68              Partner - Hudson, Martin, Ferrante & Street, Monterey
 Director since 1976

Carla S. Hudson, CPA                 44              Partner - Huey and Hudson, Certified Public Accountants
 Director since 1994

John M. Lotz                         56              President and Chief Executive Officer, of Couroc of Monterey
 Director since 1991                                 since 1996.  Real estate developer, Chairman of the Board &
                                                     Chief Executive Officer of The Monterey Bay Company since 1991.

Kevin N. Quinn                       56              Senior Vice President, Chief Lending Officer of Monterey
 Senior Vice President,                              County Bank since 1994, Vice President, Lending of
 Chief Lending Officer                               Monterey County Bank since 1/89.

Bruce N. Warner                      50              Senior Vice President, Chief Financial Officer and Chief
 Senior Vice President,                              Operating Officer of Monterey County Bank since 1993;
 Chief Financial Officer                             Vice President and Cashier of Houston National Bank,
 and Chief Operating Officer                         Houston, Texas, 1988 - 1992.




Andre G. Herrera                     33              Vice President, Corporate Secretary of Monterey County
 Vice President,                                     Bank since 1/96; Vice President, Manager Management
 Corporate Secretary                                 Information Systems and Merchant Services since 2/94,
                                                     Assistant Vice President, Merchant Services 2/93,
                                                     Merchant Services Representative 1/92.

Mary Ellen Stanton                   60              Vice President, Loan Administration, Monterey County
 Vice President                                      Bank since 1988.


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

     Based solely upon a review of the relevant forms furnished to the Bank and the Corporation, except as disclosed below, the Corporation believes that all officers, directors and principal shareholders filed appropriate forms as required by Section 16(a) of the Exchange Act, and related regulations, during 1997.

ITEM 10. EXECUTIVE COMPENSATION

     The following tables sets forth certain information regarding the compensation paid to the only executive officer of the Corporation/Bank whose salary and bonus exceeded $100,000 for 1997.

                                     Annual Compensation             Long Term Compensation Awards
                                     -------------------             -----------------------------

                                                          Other      Restricted    Securities       All
                                                          Annual       Stock       Underlying      Other
Name & Principal Position     Year   Salary    Bonus    Compensation   Award      Options/SARs   Compensation
-------------------------------------------------------------------------------------------------------------
Charles T. Chrietzberg, Jr.   1997   $150,938  $160,000   $5,197 (1)    None          None         $7,530 (2)
 Chairman, President & CEO    1996    154,039   103,000    3,972 (1)    None          None         11,776 (2)
                              1995    164,360   130,000    3,555 (1)    None          None         16,088 (2)


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

     The Board of Directors authorized the Bank to enter into a three year employment contract with Mr. Chrietzberg, effective January 1, 1997. It provides for a base salary of $150,000 per year, a Bank furnished automobile or automobile allowance, and a bonus based on profits. The minimum bonus, not to exceed $160,000 annually, will equal $10,000 for each 0.1 percent that the Bank's profits exceed 0.8 percent return on average assets plus $10,000 for each 1 percent that the Bank's return on equity exceeds 9.0 percent. Under the terms of the contract, if Mr. Chrietzberg is terminated other than for cause (as defined in the contract), he is entitled to severance compensation for his monthly salary plus a pro rated incentive bonus for the lesser of 24 months or the remaining term of his contract (which ends in December, 1999); however, if the termination follows within six (6) months after a change in control transaction (as defined in the contract), he is entitled to such severance compensation for the greater of 24 months or the remainder of the term of the contract. In addition, the Bank provides Mr. Chrietzberg with insurance on his life, owned by the Bank but payable to his beneficiary, in the amount of $1,000,000 in excess of the amounts provided on a non-discriminatory basis to other employees. Mr. Chrietzberg's beneficiary has agreed to reimburse the Bank out of the proceeds of such policy an amount equal to the greater of the cash value of such policy at the time of Mr. Chrietzberg's death, or the amount of premiums paid by the Bank.

     The following tables set forth certain information regarding the long term incentive plans provided for Mr. Chrietzberg.


                                    Performance or                      Estimated Future Payouts under
                   Number of        Other Period                          Non-Stock Price-Based Plans
                   Shares, Units    Until                                 ---------------------------
                   or Other Rights  Maturation or                       Threshold   Target   Maximum
Name                    (#)         Payment                             ($ or #)   ($ or #)  ($ or #)
----                    ---         -------                             --------   --------  --------
Charles T.         Salary           Retirement at age 65, subject        None       None     75,000/yr.
Chrietzberg, Jr.   Continuation to  provisions for earlier payout                              15 years
                   Agreement        described below


     In December, 1993, the Board of Directors approved a Salary Continuation Agreement for the Benefit of Mr. Chrietzberg that provided for payments of $75,000 per year, for 15 years, if he remains with the Bank until normal retirement, commencing age 65. After consideration of the impact of such an agreement on the Bank's income, the Bank amended the Agreement to provide for one half the original benefit amounts, but adopted Surviving Income Agreements which provide benefits upon the death of the executive to his beneficiary in a single payment, in an amount equal to the retirement benefit. The Salary Continuation Agreement provides for lesser payments in the event of early retirement, generally designated to coincide with increases in the anticipated surrender value for the life insurance policies described below. The Bank's obligations under the Salary Continuation Agreement are not secured by any segregated amounts, but are informally funded by the purchase of single-premium life insurance policies. The salary continuation expense accrued in 1997, 1996 and 1995 was $7,530, $11,776 and $16,088, respectively. Based upon the current projected earnings of the insurance used to fund the Bank's obligations under the Agreement, and the anticipated salary continuation expense to be booked, net of tax benefits, the Bank anticipates (based upon current tax laws and assumptions regarding the yield on alternative investment(s) that the cost of the benefits to be provided under the agreement will not have a material adverse impact on the Bank's net income after taxes in the future, although no assurance can be given in this regard. Additionally, since the Surviving Income Agreement has been adopted to provide part of the benefits upon the death of the executive, the total amount of payout can not be precisely determined. However, the information represents the best estimate of Management based on the terms of the plan.

     The following table sets forth certain information concerning the grant of stock options under the Corporation's' 1987 Amended Stock Option Plan to the named executive officer during the year ended December 31, 1997.

                          Option/SAR Grants in Last Fiscal Year


                                 Number of          Percent of
                                 Securities        total options/
                                 Underlying         SARs granted        Exercise or
                                Options/Sars        to employees         base price       Expiration
     Name                       granted (#)        in fiscal year          ($/Sh)           date
----------------             ----------------    ------------------    ---------------  --------------
Kevin N. Quinn                    2,000                6.67%               2.75             5/1/02
Bruce N. Warner                  10,000               33.33%               2.75             5/1/02
Andre G. Herrera                  5,000               16.67%               2.75             5/1/02
Mary Ellen Stanton                5,000               16.67%               2.75             5/1/02



    The following table sets forth the number of shares of Common Stock acquired by each of the named executive officers upon exercise of stock options during 1997, the net value realized upon exercise, the number of shares of common Stock represented by outstanding stock options held by each of the named executive officers as of December 31, 1997 and the value of such options based on the last transaction in 1997, which the Corporation has knowledge of, and certain information concerning unexercised options under the 11987 Amended Stock Option Plan.

               Aggregated Option/Sar Exercises in Last Fiscal Year
                            and FY-End Options/Sar Values

                                                                                           Value of
                                                            Number of                    Unexercised
                                                           Unexercised                  in-the-Money
                              Shares                      Options/SARs at            Options/SARs at
                            Acquired on    Value             FY-End(#)                  FY-End ($)
       Name                 Exercise(#)  Received($)  Exercisable  Unexercisable  Exercisable  Unexercisable
--------------------------  ------------ -----------  -----------  -------------  -----------  -------------
Charles T. Chrietzberg, Jr.    None         None        60,000         None         33,000         None
Kevin N. Quinn                 None         None         7,000         None          1,250         None
Bruce N. Warner                None         None        15,000         None          1,250         None
Andre G. Herrera               None         None        10,000         None          1,250         None
Mary Ellen Stanton             None         None        15,000         None          2,500         None



    In 1997, each director received a standard fee of $500 per regular board meeting attended and $150 for each committee meeting attended.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    To the knowledge of the management of the Company, the following shareholders own more than five percent (5%) of the outstanding common stock of the Company, its only class of voting securities.

                                Amount and Nature of     Percent of
    Name and Address            Beneficial Ownership       Class
--------------------------      --------------------     ----------
Charles T.  Chrietzberg, Jr.        387,102(1)             42.14
P.O. Box 1344
Carmel, CA  93921

David S. Lewis, Trust              110,000                 12.81
30500 Aurora del Mar
Carmel, CA  93923


(1) Includes 60,000 shares subject to employee stock options and 11,437 shares held beneficially for Mr. Chrietzberg and Mrs. Chrietzberg in Individual Retirement Accounts where voting power is shared with the custodian of the account. Also includes 350 shares held by Mrs. Chrietzberg and included pursuant to California community property laws. 250,000 shares of the Common Stock owned by Mr. Chrietzberg are pledged to secure a loan from an unaffiliated bank.

    The following table sets forth similar information regarding the beneficial ownership, both by numerical holding and percentage interest of each of the Company's directors and all of its directors and executive officers as a group. All addresses are in care of the Corporation at 601 Munras Ave. Monterey, CA 93940.

                                                               Shares Subject    Percent of
                                   Amt. & Nature   Percent of   to Purchase      Class w/o
Name and Address                  Ben. Ownership     Class        Option       Option Shares
---------------------------------------------------------------------------------------------
Charles T. Chrietzberg, Jr.        387,102(1)(2)(3)    42.14%      60,000         38.10%
Sandra G. Chrietzberg              387,102(2)(3)       42.14%      60,000         38.10%
Peter J. Coniglio                   36,725(4)(5)        4.20%      15,000          2.47%
Carla S. Hudson                     11,603(6)           1.34%       7,500          0.48%
John M. Lotz                        12,500(7)           1.44%      10,000          0.29%
All directors & executive
officers as a Group               517,023(8)           51.80%                     43.97%


(1) Includes 60,000 shares subject to his employee stock options. 250,000 shares of the common Stock owned by Mr. Chrietzberg are pledged to secure a loan from an unaffiliated bank.

(2) The shares include an aggregate of 11,437 shares held beneficially by Mr. Chrietzberg and Mrs. Chrietzberg in Individual Retirement Accounts, where voting power is also shared with the custodian of the account.

(3) Includes shares of spouse pursuant to California's community property laws.

(4)  Sole voting power.

(5) Includes 15,000 shares subject to the respective director's stock options. Of the remaining shares 16,475 are held in a family trust controlled by Mr. Coniglio, as to which he has sole voting and investment power, while 5,250 shares are held by Hudson, Martin, Ferrante & Street, a partnership of which Mr. Coniglio is the managing partner, with voting and investment power.

(6) Includes 7,500 shares subject to the respective director's stock options. The remaining shares are held jointly with family members, other than 1,000 shares held in a corporate pension, as to which Ms. Hudson has voting and investment power.

(7) Includes 10,000 shares subject to the respective director's stock options. The remaining shares are held jointly with family members, with shared voting and investment power.

(8) Includes all options included above, plus 47,000 shares subject to options held by executive officers who are not also directors.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their associates. Management of the Bank believes that these transactions have been (and those in the future are intended to be) on substantially the same terms, including interest rates, collateral and repayment terms on extensions of credit, as those prevailing at the same time for comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features. Management does not believe that any such loans are outside the ordinary course of business. Loans to such borrowers as of December 31, 1997 amounted to approximately $254,036 as makers and/or endorsers. The total of such loans represents approximately 8.38% of the Bank's total capital accounts. Outstanding as of MaximumDecember 31, 1997

                                                               Outstanding as of
                                            Maximum            December 31, 1997
                                    ------------------------ -----------------------
                                                 Percent of             Percent of
                                                   Equity                 Equity
      Name                           Amount        Capital   Amount       Capital
---------------------------        --------      ----------  -------    ---------
Charles T. Chrietzberg, Jr.          11,363         0.39%          0         --
Peter J. Coniglio                    95,750         3.16%     85,750       2.83%
Carla S. Hudson                      48,896         1.44%     38,983       1.29%
John M. Lotz                        185,760         6.41%    123,270       4.07%
David Lewis                         362,185        12.04%          0         --

Directors, Principal                962,164        33.20%    254,036       8.38%
Shareholder, and
Officers as a Group
(8 in number)


    During 1997, the law firm of Hudson, Martin, Ferrante & Street, of which Mr. Peter J. Coniglio is a partner, performed legal services for the Bank, for which the Bank paid $33,102. The Board of Directors has determined that it obtained those legal services at no less favorable rates than could have been obtained from a non-affiliated law firm.

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

3 (i)         Articles of Incorporation
              Filed as exhibit to Form 10-KSB dated December 31, 1995.

3 (ii)        Bylaws
              Filed as exhibit to Form 10-KSB dated December 31, 1995.

10 (i) D      Lease agreement Carmel Branch Office
              Filed as exhibit to Form 10-KSB dated December 31, 1995.

10 (ii)A (1)1987 Amended Stock Option Plan and Stock Option Agreements Filed as exhibit to form 10-KSB dated December 31, 1995
              (2)Employment Contract of Charles T. Chrietzberg,
              Jr., dated May 14, 1997
              (3)Deferred Compensation Agreement, dated December 31, 1993. Filed as exhibit to Form 10-KSB dated December 31, 1995.

   11         Statement Reference Computation of Per Share Earnings

   21         Subsidiaries


B. REPORTS

    None

                                     SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NORTHERN CALIFORNIA BANCORP, INC.

Date: 3-19-98                     By:/s/ Charles T. Chrietzberg, Jr.
      -------                        --------------------------------
                                         Charles T. Chrietzberg, Jr.
                                         Chief Executive Officer
                                         and President

Date: 3/19/98                     By:/s/ Bruce N. Warner
      -------                        --------------------------------
                                         Bruce N. Warner
                                         Chief Financial Officer
                                         and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                   Position                           Date
----                                   --------                           ----
/s/ Charles T. Chrietzberg, Jr.                                           3/19/98
-------------------------------                                           -------
Charles T. Chrietzberg, Jr.
Director


/s/ Sandra G. Chrietzberg                                                 3/19/98
-------------------------------                                           -------
Sandra G. Chrietzberg
Director


/s/ Peter J. Coniglio                                                     3/19/98
-------------------------------                                           -------
Peter J. Coniglio
Director


/s/ Carla S. Hudson                                                       3/13/98
-------------------------------                                           -------
Carla S. Hudson
Director


/s/ John M. Lotz                                                          3/19/98
-------------------------------                                           -------
John M. Lotz
Director


                       NORTHERN CALIFORNIA BANCORP, INC.
                                AND SUBSIDIARY

                         CONSOLIDATED FINANCIAL REPORT

                    YEARS ENDED DECEMBER 31, 1997 AND 1996

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
INDEPENDENT AUDITORS' REPORT ON THE FINANCIAL
 STATEMENTS                                                     1

FINANCIAL STATEMENTS
 Consolidated Balance Sheets                                    2
 Consolidated Statements of Operations                          3
 Consolidated Statements of Stockholders' Equity                4
 Consolidated Statements of Cash Flows                        5-6
 Notes to Consolidated Financial Statements                  7-30

                                 [LETTERHEAD]



                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Northern California Bancorp, Inc.
Monterey, California

We have audited the accompanying consolidated balance sheets of Northern California Bancorp, Inc. and its wholly owned subsidiary, as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the representation of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern California Bancorp, Inc. and its wholly owned subsidiary, as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                       /s/   HUTCHINSON AND BLOODGOOD LLP

January 29, 1998

                  NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996

                        ASSETS                            1997          1996
                        ------                            ----          ----
Cash and due from banks (Note 2)                    $  11,060,600  $  9,820,100
Time deposits with other financial institutions           100,000           -
Investment securities, available for sale (Note 3)        480,200       299,800
Investment securities, held to maturity (Note 3)        5,495,300     2,500,200
Loans, held for sale                                      543,400       414,500
Loans, net (Note 5)                                    25,062,100    24,641,500
Bank premises and equipment, net (Note 6)               1,898,900     1,664,200
Interest receivable and other assets                    1,472,100     1,458,800
                                                    ------------- -------------
  Total assets                                      $  46,112,600 $  40,799,100
                                                    ------------- -------------
                                                    ------------- -------------

        LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Demand                                              $  8,734,200  $  7,572,300
 Interest-bearing transaction                           7,483,900     6,792,200
 Savings                                                2,145,300     2,598,700
 Time                                                  12,742,700    12,723,200
 Time in denominations of $100,000 or more              8,099,500     6,480,700
                                                    ------------- -------------
  Total deposits                                       39,205,600    36,167,100

Federal Home Loan Bank borrowed funds (Note 7)          3,000,000     1,000,000
Interest payable and other liabilities                    876,800       734,100
                                                    ------------- -------------
  Total liabilities                                    43,082,400    37,901,200
                                                    ------------- -------------
Commitments (Note 9)

Stockholders' equity (Notes 10, 11, and 12)
 Common stock, no stated par value, authorized:
2,500,000 shares issued and outstanding: 858,526
in 1997 and 879,465 in 1996                             2,716,800     2,779,600
                                                    ------------- -------------
Retained earnings                                         313,400       118,300

 Total stockholders' equity                             3,030,200     2,897,900
                                                    ------------- -------------
 Total liabilities and stockholders' equity         $  46,112,600 $  40,799,100
                                                    ------------- -------------
                                                    ------------- -------------


           See accompanying notes to consolidated financial statements.

                    NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   Years Ended December 31, 1997, 1996, and 1995

                                                          1997           1996          1995
Interest income
 Loans                                               $  2,755,700   $  2,676,800  $  2,546,400
 Time deposits with financial institutions                  1,000          5,400        23,700
 Investment securities                                    346,500        117,500       102,100
 Federal funds sold                                       295,900        340,700       279,400
                                                     ------------   ------------  ------------
   Total interest income                                3,399,100      3,140,400     2,951,600
                                                     ------------   ------------  ------------
Interest expense
 Interest-bearing transaction accounts                    120,500        108,300       103,400
 Savings and time deposit accounts                        797,900        810,800       700,200
 Time deposits in denominations of $100,00 or more        402,900        331,800       288,000
 Federal Home Loan Bank                                   125,900         82,700        91,700
                                                     ------------   ------------  ------------
   Total interest expense                               1,447,200      1,333,600     1,183,300
                                                     ------------   ------------  ------------
  Net interest income                                   1,951,900      1,806,800     1,768,300
Provision for loan losses (Note 5)                        120,000         52,500       120,000
  Net interest income after provision for loan losses   1,831,900      1,754,300     1,648,300
Other income
 Service charges on deposit accounts                      328,400        371,700       338,500
 Income from sales and servicing of SBA loans (Note 4)    324,400        258,900       386,300
 Other income                                             421,300        352,700       309,700
                                                     ------------   ------------  ------------
  Total other income                                    1,074,100        983,300     1,034,500
                                                     ------------   ------------  ------------
Operating expense
 Salaries and employee benefits                         1,405,100      1,362,400     1,236,800
 Occupancy and equipment expense                          251,000        256,000       262,900
 Professional fees                                         85,400        120,800       115,200
 Data processing                                          172,300        148,700       141,200
 Other general and administrative                         590,700        556,300       599,500
                                                     ------------   ------------  ------------
  Total operating expenses                              2,504,500      2,444,200     2,355,600
                                                     ------------   ------------  ------------
Income before tax provision                               401,500        293,400       327,200
Income tax provision (Note 8)                             175,600         80,000        49,200
                                                     ------------   ------------  ------------
Net Income                                             $  225,900     $  213,400    $  278,000
                                                     ------------   ------------  ------------
                                                     ------------   ------------  ------------

Earnings per common share
 Basic                                                    $  0.26        $  0.24       $  0.32
 Diluted                                                  $  0.22        $  0.21       $  0.27



                 See accompanying notes to consolidated financial statements.

                       NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

Caption
                                                                                                  Net Unrealized
                                                                                    Retained      Gain (Loss) on
                                                                                    Earnings   Investment Securities
                                                              Common stock        (Accumulated  Available for Sale
                                                          Shares        Amount       Deficit)    and Other Assets    Total
Balances, December 31, 1994                               879,465   $  2,779,600   $  (188,500)      $  (7,500)   $  2,583,600
 Net income                                                     -              -        278,000              -         278,000
 Payment of common stock dividend ($.10 per share)              -              -       (87,900)              -         (87,900)
 Change in net unrealized loss on securities
  available for sale, after tax effects (Note 3)                -              -              -          1,800           1,800
                                                          -------      ---------     ----------      ---------     -----------
Balances, December 31, 1995                               879,465      2,779,600          1,600         (5,700)      2,775,500
                                                          -------      ---------     ----------      ---------     -----------
 Net income                                                     -              -        213,400              -         213,400
 Payment of common stock dividend ($.11 per share)              -              -       (96,700)              -         (96,700)
 Change in net unrealized loss on securities
  available for sale, after tax effects (Note 3)                -              -              -          5,700           5,700
                                                          -------      ---------     ----------      ---------     -----------
Balances, December 31, 1996                               879,465      2,779,600        118,300              -       2,897,900
                                                          -------      ---------     ----------      ---------     -----------
 Net income                                                     -              -        225,900              -         225,900
                                                          -------      ---------     ----------      ---------     -----------
 Payment of common stock dividend ($.12 per share)              -              -      (103,000)              -        (103,000)
 Repurchase of common stock                              (20,939)       (62,800)              -              -         (62,800)
 Change in net unrealized gain on other assets
  -Servicing financial asset, after tax effects                 -              -              -         16,700          16,700
 Cumulative effect of change in accounting
  principle, after tax effects (Note 12)                        -              -              -         55,500          55,500
                                                          -------      ---------     ----------      ---------     -----------
Balances, December 31, 1997                               858,526      2,716,800     $  241,200      $  72,200     $ 3,030,200
                                                          -------      ---------     ----------      ---------     -----------
                                                          -------      ---------     ----------      ---------     -----------



                   See accompanying notes to consolidated financial statements.

              NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              Years Ended December 31, 1997, 1996, and 1995



                                                            1997           1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                            $  225,900     $  213,400    $  278,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization expense                    135,200        118,400       108,800
  Amortization of premiums on investment securities         (2,500)        53,200         5,200
  Provision for loan losses                                120,000         52,500       120,000
  Amortization of deferred servicing premium                19,100         31,700        24,700
  Amortization of deferred gains on SBA loans               (4,400)        (4,800)       (4,500)
  Increase (decrease) in accrued expenses                  173,900        (65,900)      152,700
  (Increase) decrease in other assets                      124,500       (165,600)     (144,500)
  Increase in deferred tax asset                           (53,100)       (34,100)      (53,300)
  Increase (decrease) in interest payable                  (39,000)        58,300       119,700
  Increase in interest receivable                          (16,900)       (38,600)      (29,500)
                                                        -----------     ----------    ----------
    Net cash provided by operating activities              682,700        218,500       577,300
                                                        ----------      ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of time deposits                       --         99,000       198,000
  Purchase of time deposits                               (100,000)            --            --
  Proceeds from maturity of investment securities        2,500,000        697,100       593,200
  Principal payments on investment securities                   --         78,600       196,000
  Purchase of investment securities                     (5,675,500)    (2,559,200)     (629,700)
  Net (increase) decrease in loans                        (540,600)    (3,215,000)    2,314,100
  (Increase) decrease in loans held for sale              (128,900)       375,900      (505,700)
  Proceeds from sale of equipment                               --         12,700         2,600
  Additions to Bank premises and equipment                (369,900)       (99,000)     (280,200)
                                                        ----------     -----------    ----------
  Net cash from (used by) investing activities          (4,314,900)    (4,609,900)    1,888,300
                                                        ----------     -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                               3,038,500      4,979,300     2,406,100
  Advance (repayment) of Federal Home Loan Bank
   advance                                               2,000,000     (1,000,000)           --
  Repurchase of common stock                               (62,800)            --            --
  Cash dividends paid on common stock                     (103,000)       (96,700)      (87,900)
                                                        ----------     ----------     ----------
  Net cash provided by financing activities              4,872,700      3,882,600     2,318,200
                                                        ----------     ----------     ----------

  Net increase (decrease) in cash and cash
   equivalents                                           1,240,500       (508,800)    4,783,800

CASH AND CASH EQUIVALENTS, BEGINNING                     9,820,100     10,328,900     5,545,100
                                                        ----------     ----------     ----------

CASH AND CASH EQUIVALENTS, ENDING                    $  11,060,600   $  9,820,100  $  10,328,900
                                                        ----------     ----------     ----------
                                                        ----------     ----------     ----------

          See accompanying notes to consolidated financial statements.

                NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1997, 1996, and 1995

                                                         1997           1996          1995
OTHER CASH FLOW INFORMATION

Interest paid                                        $  1,360,300   $  1,281,100  $  1,063,600
                                                     ------------   ------------  -----------
Interest received                                    $  3,202,600   $  3,140,400  $  2,922,100
                                                     ------------   ------------  ------------
Income taxes paid                                    $    175,600   $    153,400  $     43,300
                                                     ------------   ------------  ------------

























           See accompanying notes to consolidated financial statements.

               NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF PRESENTATION AND CONSOLIDATION

          The consolidated financial statements include the accounts of Northern California Bancorp, Inc. (the "Corporation") and its wholly-owned subsidiary, Monterey County Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

          BUSINESS

          The Corporation provides a variety of financial services to individuals and small businesses through its three offices on the Monterey Peninsula. Its primary deposit products are demand and term certificate accounts. Its primary lending products are residential, commercial, and SBA loans.

          RECLASSIFICATION

          Certain amounts have been reclassified in the 1996 and 1995 consolidated financial statements to conform to the 1997 presentation.

          CASH AND CASH EQUIVALENTS

          Cash and cash equivalents include amounts due from banks and federal funds sold on a daily basis.

          INTEREST-BEARING DEPOSITS IN BANKS

          Interest-bearing deposits in banks mature within one year and are carried at cost.

               NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          INVESTMENT SECURITIES

          Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and reflected at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as
          adjustments to interest income.    Other marketable securities are
          classified as "available for sale" and are reflected at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of income tax effects. Federal Home Loan Bank and Pacific Coast Bankers' Bank stocks are reflected at cost. Gains and losses on disposition are generally recognized on the trade date, based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

          SALES AND SERVICING OF SBA LOANS

          The Corporation originates loans to customers under the Small Business Administration (SBA) program that generally provides for SBA guarantees of 70% to 80% of each loan. The Corporation generally sells the guaranteed portion of each loan to a third party and retains only the unguaranteed portion in its own portfolio. A gain is recognized on these loans through collection on sale of a premium over the adjusted carrying value, or through retention of an ongoing rate differential less a normal service fee between the rate paid by the borrower to the Corporation and the rate paid by the Corporation to the purchaser (excess servicing fee). In calculating the gain, the Corporation assumes that the loans sold will be outstanding for one-half of their contractual lives.

          The Corporation's investment in an SBA loan is allocated among the retained portion of the loan, excess servicing retained, and the sold portion of the loan, based on the relative fair market value of each portion at the time of loan origination, adjusted for payments and other activities. Because the portion retained does not carry an SBA guarantee, part of the gain recognized on the sold portion of the loan is deferred and amortized as a yield enhancement on the retained portion of the loan. Excess servicing fees are reflected as an asset which is amortized over an assumed half life; in the event future prepayments are significant and future expected cash flows are inadequate to cover the unamortized excess servicing asset, additional amortization is recognized.

               NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

          LOANS AND LOAN FEES

          The Corporation grants mortgage, commercial, and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans on the Monterey Peninsula. The ability of the Bank's debtors to honor their contracts is dependent upon the real estate and general economic sectors in the area.

          Loans, as reported, have been reduced by unadvanced loan funds, net deferred loan fees, and the allowance for loan losses.

          Loan fees, net of direct origination costs, are deferred on all loans and recognized over the expected life of the related loans as an adjustment of yield.

          ALLOWANCE FOR LOAN LOSSES

          The allowance for loan losses is established through a provision for loan losses charged to earnings and is maintained at a level considered adequate to provide for reasonably foreseeable loan losses.

          The provision and the level of the allowance are evaluated on a regular basis by management and are based upon management's periodic review of the collectibility of the loans in light of historical experience, known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for losses on loans and other real estate owned.

               NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          ALLOWANCE FOR LOAN LOSSES (CONCLUDED)

          Such agencies may require the Corporation to recognize additions to the allowance based on their judgment of information available to them at the time of their examination. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

          Loan losses are charged against the allowance when management believes the collectibility of the loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance.

          A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Substantially all of the Bank's loans which have been identified as impaired have been measured by the fair value of existing collateral.

          Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer loans for impairment disclosure.

          LOAN SERVICING

          Effective January 1, 1995, the Corporation prospectively adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights," as superseded by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," whereby rights to service mortgage loans for others are capitalized as separate assets, whether acquired through purchase or origination, if such loans are sold or securitized with servicing rights retained. Accordingly, the total cost of the mortgage loan is allocated to the related servicing right and to the loan based on the relative fair values if it is practicable to estimate those fair values

               NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          LOAN SERVICING (CONCLUDED)

          The Corporation estimates fair value based on the present value of estimated expected future cash flows using prepayment speeds and discount rates commensurate with the risks involved, and servicing costs determined on an incremental cost basis. Prior to the adoption of SFAS No. 122, the capitalization of originated mortgage servicing rights was not allowed under generally accepted accounting principles. The effect of adopting SFAS No. 122 is not significant.

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

          INCOME TAXES

          Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes. The Bank's base amount of its federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability.
          However, the loan loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if it is deemed realizable.

               NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          STOCK COMPENSATION PLANS

          In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Corporation's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. Under the Corporation's employee stock purchase plan, compensation cost is recognized to the extent that the quoted market price of the stock on the date of grant exceeds the amount that the employee is required to pay. The Corporation has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, must make pro forma disclosures of net income, earnings per share, and other disclosures, as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted on or after January 1, 1995.

          EARNINGS PER SHARE

          In February 1997, FASB issued SFAS No. 128, "Earnings per Share" which requires that earnings per share be calculated on a basic and a dilutive basis. Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options would increase the shares outstanding but would not require an adjustment to income as a result of the conversion. The Statement is effective for interim and annual periods ending after December 15, 1997, and requires the restatement of all prior-period earnings per share data presented. Accordingly, the Corporation has restated all earnings per share data presented herein.

               NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          RECENT ACCOUNTING PRONOUNCEMENTS

          In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain FASB statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. SFAS No. 130 requires that all items of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Additionally, SFAS No. 130 requires that the accumulated balance of other comprehensive income be displayed separately in from the retained earnings and additional paid-in capital in the equity section of the balance sheet. The Corporation will adopt these disclosure requirements beginning in the first quarter of 1998.

NOTE 2.   CASH AND DUE FROM BANKS

          Aggregate reserves (in the form of cash and deposits with the Federal Reserve Bank) of $219,000 were maintained to satisfy federal regulatory requirements at December 31, 1997.

              NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED DECEMBER 31, 1997 AND 1996

NOTE 3. INVESTMENT SECURITIES

        The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

                                                                            GROSS          GROSS
                                                         AMORTIZED        UNREALIZED     UNREALIZED        FAIR
                                                           COST             GAINS          LOSSES          VALUE

                                                                              DECEMBER 31, 1997
                                                       -----------------------------------------------------------
Securities Available for Sale
-----------------------------
  Federal Home Loan Bank                               $  330,300        $     -         $    -         $  330,300
  Pacific Coast Banker's
    Bank Stock                                            149,900              -              -            149,900
                                                       ----------        ----------      ----------     ----------
       Total securities available
           for sale                                    $  480,200        $     -         $    -         $  480,200
                                                       ----------        ----------      ----------     ----------
                                                       ----------        ----------      ----------     ----------
Securities Held to Maturity
-----------------------------
  U.S. Treasury securities                             $  499,900        $      700      $    -         $  500,600
  U.S. Government agencies                              4,995,400             4,700           -          5,000,100
                                                       ----------        ----------      ----------     ----------
       Total securities held to
           maturity                                    $5,495,300        $    5,400      $    -         $5,500,700
                                                       ----------        ----------      ----------     ----------
                                                       ----------        ----------      ----------     ----------

                                                                             DECEMBER 31, 1996
                                                       ------------------------------------------------------------
Securities Available for Sale
-----------------------------
  Federal Home Loan Bank                               $  299,800        $     -         $    -         $  299,800
                                                       ----------        ----------      ----------     ----------
                                                       ----------        ----------      ----------     ----------
Securities Held to Maturity
----------------------------
  U.S. Treasury securities                             $  499,600        $     -         $    -         $  499,600
  U.S. Government agencies                              2,000,600              -                700      1,999,900
                                                       ----------        ----------      ----------     ----------
      Total securities held to
           maturity                                    $2,500,200        $     -         $      700     $2,499,500
                                                       ----------        ----------      ----------     ----------
                                                       ----------        ----------      ----------     ----------

The Corporation's investment in Federal Home Loan Bank stock is required as part of a borrowing agreement. The stock will be redeemed at par value.


            NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997 AND 1996

NOTE 3.   INVESTMENT SECURITIES (CONTINUED)
          The amortized cost and fair value of debt securities by contractual maturity at December 31, 1997 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                    AMORTIZED       FAIR
                                                                      COST          VALUE
           Due in one year or less                                  $  499,900    $  500,600
           Due between one and five years                                  -             -
           Due between five and ten years                            1,500,500     1,510,900
           Due after ten years                                       3,494,900     3,489,200
                                                                    ----------    ----------
                                                                    $5,495,300    $5,500,700
                                                                    ----------    ----------
                                                                    ----------    ----------

          Proceeds from maturity of investment securities during 1997 were $2,500,000, with no gain or loss realized. There was a gain realized from the sale of investments in 1996 of $5,700.

NOTE 4.   SALES AND SERVICING OF SBA LOANS

          A summary of the activity of SBA loans follows:

                                                                        YEARS ENDED DECEMBER 31,
                                                                   1997           1996          1995
           SBA loans authorized                                 $3,551,800     $1,937,000    $3,170,000
                                                                ----------     ----------    ----------
                                                                ----------     ----------    ----------
           SBA loans sold                                       $2,524,100     $1,842,800    $2,582,000
                                                                ----------     ----------    ----------
                                                                ----------     ----------    ----------

A summary of income from SBA loans sold is as follows:

                                                                        YEARS ENDED DECEMBER 31,
                                                                   1997           1996          1995
           Income from premiums                                 $ 178,400       $ 138,600    $ 230,100
           Income from servicing                                  170,000         165,000      190,700
           Less loan origination expense                          (24,000)        (44,700)     (34,500)
                                                                ----------      ----------   ----------
              Total SBA sales and service income                $ 324,400       $ 258,900    $ 386,300
                                                                ----------      ----------   ----------
                                                                ----------      ----------   ----------

             NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997 AND 1996

NOTE 5.   LOANS AND ALLOWANCE FOR LOAN LOSSES
          A summary of the balances of loans follows:

                                                                            DECEMBER 31,
                                                                     1997                   1996
          Commercial and industrial                               $10,299,500           $9,705,400
          Construction                                                346,500                   -
          Real estate, mortgage                                    13,920,900           14,335,900
          Installment                                                 519,900              583,200
          Government guaranteed loans purchased                       284,000              307,300
                                                                   ----------           ----------
                                                                   25,370,800           24,931,800
          Less allowance for loan losses                             (269,100)            (253,500)
          Less deferred origination fees, net                         (39,600)             (36,800)
                                                                   ----------           ----------
                                                                  $25,062,100           $24,641,500
                                                                  -----------           -----------

          The maturities of total loans follows:

                                                                            DECEMBER 31,
                                                                     1997                   1996
          Loans with a fixed rate:
            Due within one year                                   $ 2,907,400           $ 3,309,800
            Due one to five years                                   5,909,400             4,651,600
            Due over five years                                     3,667,900             4,326,100
                                                                  -----------           -----------
                                                                   12,484,700            12,287,500
          Loans with a variable rate                               12,886,100            12,644,300
                                                                  -----------           -----------
          Total loans                                             $25,370,800           $24,931,800
                                                                  -----------           -----------
                                                                  -----------           -----------

          An analysis of the allowance for loan losses follows:

                                                                       YEARS ENDED DECEMBER 31,
                                                                     1997         1996         1995
          Begining balance                                        $ 253,500     $ 224,800    $ 244,900
          Recoveries                                                  1,800        20,700       19,500
          Loans charged off                                        (106,200)      (44,500)    (159,600)
          Provision for loan losses                                 120,000        52,500      120,000
                                                                  ----------    ----------   ----------
            Ending balance                                        $ 269,100     $ 253,500    $ 224,800
                                                                  ----------    ----------   ----------
                                                                  ----------    ----------   ----------

                                     -16-

                NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 5.   LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

          As of December 31, 1997 and 1996, the recorded investment in impaired loans totaled $283,000 and $486,300 with corresponding valuation allowances of $32,200 and $39,200, respectively. No additional amounts are committed to be advanced in connection with impaired loans.

          For the years ended December 31, 1997 and 1996, the average recorded investment in impaired loans amounted to approximately $463,500 and $486,200, respectively. Non-accrual loans totaled $75,900 and $58,100 at December 31, 1997 and 1996, respectively. If interest on non-accrual loans had been accrued, such income would have approximated $11,000 and $8,500 for 1997 and 1996, respectively.

NOTE 6.   BANKING PREMISES AND EQUIPMENT

          A summary of the cost and accumulated depreciation of banking premises and equipment and their estimated useful lives follows:

                                                               DECEMBER 31,          ESTIMATED
                                                           1997           1996      USEFUL LIVES
         Building and land                            $   915,400    $   915,400      40 years
         Building improvements                            338,600        341,700      40 years
         Leasehold improvements                           479,700        246,000     Lease term
         Furniture and equipment                        1,620,800      1,482,300     3-8 years
                                                      -----------    -----------
                                                        3,354,500      2,985,400
         Accumulated depreciation                      (1,455,600)    (1,321,200)
                                                      -----------    -----------
                                                      $ 1,898,900    $ 1,664,200
                                                      -----------    -----------
                                                      -----------    -----------

          Depreciation expense of $135,200, $118,400, and $108,800 was included in occupancy and equipment expense for the years ended 1997, 1996, and 1995, respectively.

NOTE 7.   SHORT-TERM BORROWINGS

          The Corporation entered into an advance and security agreement with the Federal Home Loan Bank of San Francisco on January 21, 1993.
          At December 31, 1997 the Corporation has three $1,000,000 advances which bear interest at 4.88%, 6.53%, and 6.81%, respectively. The advances are secured by pledged loan principal in the amount of $5,240,000. The advances mature in October 1998, June 2000, and June 2004, respectively.

NOTE 8.   INCOME TAXES

          Allocation of federal and state income taxes between current and deferred portions is as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                          1997           1996           1995
          Current tax provision:
            Federal                                     $ 171,300      $  78,500     $  51,800
            State                                          57,400         35,600        50,700
                                                        ---------      ---------     ---------
                                                          228,700        114,100       102,500
                                                        ---------      ---------     ---------

          Deferred tax benefit:
            Federal                                       (31,400)       (34,000)      (42,600)
            State                                         (21,700)          (100)      (10,700)
                                                        ---------      ---------     ---------
                                                          (53,100)       (34,100)      (53,300)
                                                        ---------      ---------     ---------
                                                        $ 175,600      $  80,000     $  49,200
                                                        ---------      ---------     ---------
                                                        ---------      ---------     ---------

          The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                               1997      1996     1995
         Statutory federal tax rate                            34.0%     34.0%    34.0%
         State franchise                                       10.8      11.3     11.3
         Utilization of general business credits               (1.1)    (10.8)    (9.7)
         Utilization of net operating loss carryforwards
           to reduce tax                                        -         -      (14.0)
         Decrease in deferred tax asset valuation
           allowance                                            -        (7.2)    (6.6)
                                                               ----      ----     ----
              Effective tax rates                              43.7%     27.3%    15.0%
                                                               ----      ----     ----
                                                               ----      ----     ----


          In addition, the Corporation has applied all unused general business tax credit carryforwards for financial reporting and income tax purposes.

          The components of the net deferred tax asset, included in other assets, are as follows:

                                                              DECEMBER 31,
                                                           1997          1996
          Deferred tax asset
            Federal                                     $ 161,600     $ 183,300
            State                                          66,700        65,700
                                                        ---------     ---------
          Net deferred tax asset                        $ 228,300     $ 249,000
                                                        ---------     ---------
                                                        ---------     ---------

          The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

                                                              DECEMBER 31,
                                                           1997          1996
        Deferred tax asset
          Accrual to cash adjustments                   $ 193,900     $ 144,100
          Investments:
            Net unrealized gain on securities
              available for sale                         (59,800)           -
          Charitable contribution carryforward                  -         4,300
          Allowance for loan losses                        74,900        62,400
          General business credit carryforward                  -        18,800
          Depreciation                                     19,300        19,400
                                                        ---------     ---------
            Net deferred tax asset                      $ 228,300     $ 249,000
                                                        ---------     ---------
                                                        ---------     ---------

          As of December 31, 1997 and 1996 management expects all temporary differences to be offset against future taxable income, and no valuation reserve was deemed necessary.

NOTE 9.   COMMITMENTS AND CONTINGENCIES

          In the normal course of business, there are outstanding commitments and contingencies which are not reflected in the consolidated financial statements.

          OPERATING LEASE COMMITMENTS

          The Corporation leases its branch buildings in Carmel and Pacific Grove. The Carmel building has a twenty-five year lease which commenced in March 1981 and may be adjusted annually for changes in the Consumer Price Index. The Pacific Grove building has a five year lease with five, five year options and commenced in April 1997. The Corporation also leases certain equipment used in the normal course of business.

          Rent expense for operating leases is included in occupancy and equipment expense and amounted to approximately $75,000, $59,000, and $103,500 in 1997, 1996, and 1995, respectively.

          At December 31, 1997, approximate future minimum rental commitments for all noncancelable operating leases are as follows:

                       1998                   $ 104,200
                       1999                     107,200
                       2000                      97,000
                       2001                     101,700
                       2002                      87,100
                     Thereafter                 252,800
                                              ---------
                                              $ 750,000
                                              ---------
                                              ---------


LOAN COMMITMENTS

          The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

          The Bank's exposure to credit loss is represented by the contractual amount of these commitments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

          At December 31, 1997 and 1996, such commitments to extend credit were approximately $5,093,000 and $4,568,000, respectively of undisbursed lines of credit and undisbursed loans in process.

NOTE 10.  STOCKHOLDERS' EQUITY

          MINIMUM REGULATORY REQUIREMENTS

          The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

          Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997 and 1996, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

          As of December 31, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Corporation and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, they must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notifications that management believes have changed the Corporation's or Bank's category. The Corporation's and the Bank's actual capital amounts and ratios as of December 31, 1997 and 1996 are also presented in the tables.

               NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

NOTE 10.  STOCKHOLDERS' EQUITY (CONTINUED)

                                                                              DECEMBER 31, 1997

                                                                                              Minimum To Be Well
                                                                            Minimum            Capitalized Under
                                                                            Capital            Prompt Corrective
                                                      Actual              Requirement          Action Provisions
                                               --------------------  ---------------------   --------------------
                                                Amount      Ratio      Amount       Ratio      Amount       Ratio
                                                               (All data in thousands)
Total Capital to Risk Weighted Assets:
  Consolidated                                $  3,228      11.2%      $ 2,307       8.0%     $ 2,883       10.0%
  Monterey County Bank                           3,147      10.9%        2,306       8.0%       2,883       10.0%

Tier 1 Capital to Risk Weighted Assets:
  Consolidated                                   2,958      10.3%        1,153       4.0%       1,730        6.0%
  Monterey County Bank                           2,877      10.0%        1,153       4.0%       1,730        6.0%

Tier 1 Capital to Average Assets:
  Consolidated                                   2,958       6.6%        1,784       4.0%       2,230        5.0%
  Monterey County Bank                           2,877       6.5%        1,784       4.0%       2,230        5.0%


                                                                              DECEMBER 31, 1996

                                                                                              Minimum To Be Well
                                                                            Minimum            Capitalized Under
                                                                            Capital            Prompt Corrective
                                                      Actual              Requirement          Action Provisions
                                               --------------------  ---------------------   --------------------
                                                Amount      Ratio      Amount       Ratio      Amount       Ratio
                                                               (All data in thousands)

Total Capital to Risk Weighted Assets:
  Consolidated                                $  2,845      11.4%      $ 2,002       8.0%     $ 2,503       10.0%
  Monterey County Bank                           2,822      11.3%        2,202       8.0%       2,502       10.0%

Tier 1 Capital to Risk Weighted Assets:
  Consolidated                                   2,592      10.4%        1,001       4.0%       1,502        6.0%
  Monterey County Bank                           2,568      10.3%        1,001       4.0%       1,502        6.0%

Tier 1 Capital to Average Assets:
  Consolidated                                   2,592       6.4%        1,491       4.0%       1,863        5.0%
  Monterey County Bank                           2,568       6.3%        1,489       4.0%       1,861        5.0%


               NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

NOTE 11.  STOCK OPTIONS

          On June 14, 1989, the amended 1987 Stock Option Plan was approved by the shareholders. The Plan was approved by the State Banking
          Department and a Stock Option Permit was issued on October 2, 1989.
           Under the Plan, options may be granted to officers, key employees, and directors at prices not lower than the fair market value of the common stock on the date of grant. The Board of Directors is authorized to determine when options become exercisable within a period extending from 90 days to 10 years from the date of grant. The maximum number of shares available for issuance under the Plan is 30% of the Corporation's issued and outstanding shares, or 257,600 shares. The Corporation may not issue an option to any individual if the issuance, when added to the aggregate outstanding amount of options previously issued to the individual, would exceed 10% (85,800 shares) of the number of shares outstanding at the time of the issuance of the option. The exercise price may not be less than 100% of the fair market value of the shares on the date of grant. However, an incentive stock option granted to an individual owning 10% or more of the Corporation's stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.

          At December 31, 1997, the Corporation has a stock-based compensation plan which is described below. The Corporation applies APB Opinion 25 and related interpretations in accounting for the plan. Accordingly, no compensation cost has been recognized. Compensation costs for the Corporation's stock-based compensation plan are to be determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123. Had compensation cost for the Corporation's stock-based compensation plan been determined based on the fair value at the grant date for awards under the plan consistent with the method prescribed by SFAS No. 123, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                              DECEMBER 31,
                                                           1997          1996
          Net income:
               As reported                                       $  225,900    $  213,400
               Pro forma                                            208,000       213,400

          Earnings per share
               As reported                                       $     0.26    $     0.24
               Pro forma                                               0.23          0.24

          Earnings per share, assuming dilution for
           stock options:
               As reported                                       $     0.22    $     0.21
               Pro forma                                               0.20          0.21


               NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 11.  STOCK OPTIONS (CONTINUED)

          The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighed-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.21 and 6.29 percent; dividend yield of 4.0 percent; expected option life of 6 years; and volatility of 30 percent.

          At December 31, 1997, options for the purchase of 157,500 shares of the Holding Corporation's common stock were outstanding and exercisable at prices ranging from $2.20 to $2.75. The status of all optioned shares is as follows:

                                                                                       Weighted Average
                                                                                           Remaining
                                                         Shares        Price Range     Contractual Life
          Outstanding at December 31, 1995               162,500      $2.00 - $2.75       4.6 Years
            Granted                                           -
            Cancelled                                   (20,000)          $2.50
                                                       --------
          Outstanding at December 31, 1996              142,500       $2.20 - $2.75       3.0 Years
            Granted                                      40,000           $2.75
            Cancelled                                   (25,000)          $2.20
                                                       --------
          Outstanding at December 31, 1997              157,500       $2.20 - $2.75       3.2 Years
                                                       --------
                                                       --------


NOTE 12.  CHANGE IN ACCOUNTING PRINCIPLE

          Effective January 1, 1997 accounting pronouncement SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities of Liabilities," changed the accounting treatment of U.S. Small Business Administration (SBA) loans sold in the secondary market. Financial statements for 1996 or 1995 have not been restated, and the cumulative effect of the change of $55,500 is shown as a one time credit to equity in the 1997 financial statement, with no effect on net income.

               NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 13.  RELATED PARTY TRANSACTIONS

          The Corporation has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders, and their associates. These transactions, including loans and deposits, are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others and do not involve more than the normal risk of collectibility or present other unfavorable features.

          Aggregate loan transactions with related parties are approximately as follows:

                 Balance as of December 31, 1995                    $ 1,452,200
                 New loans                                                7,200
                 Repayments                                            (622,100)
                                                                    -----------
               Balance as of December 31, 1996                      $   837,300
                 New loans                                              232,100
                 Repayments                                            (815,400)
                                                                    -----------
               Balance as of December 31, 1997                      $   254,000
                                                                    -----------
                                                                    -----------

          Related party deposits totaled approximately $155,100 and $78,400 at December 31, 1997 and 1996, respectively.

NOTE 14.  EMPLOYEE BENEFIT PLANS

          During 1995, the Corporation established an employee stock ownership plan (ESOP) to invest in the Corporation's common stock for the benefit of eligible employees. The Corporation's contribution to the plan is determined by the Board of Directors. Shares in the plan generally vest after seven years. The Corporation did not make a contribution to the ESOP trust in 1997, 1996, or 1995.

          The Bank has a salary reduction plan under Section 401(K) of the Internal Revenue Code. The plan covers substantially all full-time employees who have completed one year of service with the Bank. Employees are allowed to defer up to a maximum of 15% or $9,500 of their income. Under the provisions of the plan, the Bank's contribution policy is discretionary. No contributions were made by the Bank in 1997, 1996, or 1995.

               NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

NOTE 15.  REGULATORY MATTERS

          The Corporation is subject to regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Corporation Act. The Bank is subject to regulation, supervision, and regular examination by the Superintendent and the FDIC. The regulations of these agencies affect most aspects of the Corporation's business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Corporation's activities and various other requirements. The Corporation is also subject to certain regulations of the Federal Reserve Bank dealing primarily with check clearing activities, establishment of banking reserves, Truth-in-Lending (Regulation Z) , and Equal Credit opportunity (Regulation B).

NOTE 16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of estimated fair values of all financial instruments where it is practicable to estimate such values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

          The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:

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

               NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

NOTE 16.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

            LOANS:    For variable-rate loans that reprice frequently and
            with no significant change in credit risk, fair values are based on carrying values. The fair value of performing fixed rate loans is estimated by discounting future cash flows using the Corporation's current offering rate for loans with similar characteristics. The fair value of performing adjustable rate loans is considered to be the same as book value. The fair value of nonperforming loans is estimated at the fair value of the related collateral or, when, in management's opinion, foreclosure upon the collateral is unlikely, by discounting future cash flows using rates which take into account management's estimate of credit risk.

            COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT: The Corporation does not generally enter into long-term fixed rate commitments or letters of credit. These commitments are generally at prices which are currently prevailing rates. These rates are generally variable and, therefore, there is no interest rate exposure. Accordingly, the fair market value of these instruments is equal to the carrying value amount of their net deferred fees. The net deferred fees associated with these instruments are not material. The Corporation has no unusual credit risk associated with these instruments.

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

            SHORT-TERM BORROWINGS: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

                 NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

NOTE 16.  FAIR VALUE OF FINANCIAL STATEMENTS (CONTINUED)

          The estimated fair values, and related carrying amounts, of the Corporation's financial instruments as of December 31, 1997 and 1996 are as follows:

Caption>

                                                                         DECEMBER 31,
                                                                 1997                         1996
                                                        Carrying        Fair        Carrying         Fair
                                                         Amount         Value         Amount         Value
                                                      ------------   -----------   ------------   ------------
           Financial Assets
             Cash and cash equivalents                $11,060,600    $11,060,600    $ 9,820,100   $ 9,820,100
             Time deposits                                100,000        100,000              -           -
             Investment securities,
               available for sale                         480,200        480,200        299,800       299,800
             Investment securities,
               held to maturity                         5,495,300      5,500,700      2,500,200     2,499,500
             Loans, held for sale                         543,400        543,400        414,500       414,500
             Loans, net                                25,062,100     25,028,000     24,641,500    24,771,600
             Accrued interest receivable                  259,500        259,500        242,600       242,600

           Financial Liabilities
             Deposits                                  39,205,600     38,902,600     36,167,100    36,220,700
             Long-term debt                             3,000,000      2,718,200      1,000,000       998,100
             Accrued interest payable                     355,900        355,900        394,900       394,900


NOTE 17.  TRADE NAME INFRINGEMENT SUIT

          In November of 1996 the Bank learned that Watsonville Federal Savings and Loan Association (WFS) was changing its name to Monterey Bay Bank. Because WFS has several branches in the bank's immediate market area and the name "Monterey Bay Bank" is confusingly similar to Monterey County Bank's name, the Bank's management was concerned that the Bank's marketing program would be jeopardized and that the public would not relate the Bank's advertising and civic contributions to it. Following discussions, WFS refused to abandon the "Monterey Bay Bank" name and Monterey County Bank filed a civil lawsuit against WFS and its holding Corporation Monterey Bay Bancorp which seeks to enjoin the use of the "Monterey Bay Bank" name on the grounds that the use of that name unfairly infringes on the Bank's name and will damage the Bank. Monterey County Bank's lawsuit also seeks monetary damages arising from any use of the "Monterey Bay Bank" name.

                 NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

NOTE 17.  TRADE NAME INFRINGEMENT SUIT (CONTINUED)

          While the full impact to Monterey County Bank from the use of the "Monterey Bay Bank" name is not yet known, the Bank's suit seeks one million dollars ($1,000,000) in compensatory damages. Monterey County Bank's management is firmly committed to protecting its trade name by prosecuting the suit to conclusion and has spent seventy-five thousand dollars ($75,000) to date in pursuing the suit. A trial date has been set for August 1998, however, no estimate can be made of the amount of damages that will actually be received.

NOTE 18.  BUSINESS COMBINATION

          On December 29, 1995, the Corporation acquired Monterey County Bank in a business combination accounted for as a pooling of interests. Monterey County Bank, which engages in commercial banking activities, became a wholly owned subsidiary of the Corporation through the exchange of 879,465 shares of the Corporation's common stock for all of the outstanding stock of Monterey County Bank.
          The Corporations financial statements for 1995 are based on the assumption that the companies were combined for the full year, and financial statements of prior years have been restated to give effect to the combination.

NOTE 18.  NORTHERN CALIFORNIA BANCORP, INC. (PARENT CORPORATION ONLY)

          The following are the financial statements of Northern California Bancorp, Inc. (parent Corporation only) as of December 31, 1997 and 1996:


                  BALANCE SHEETS
                                                           1997           1996
        Assets
          Cash account and due from Banks              $   35,200     $  40,000
          Organization costs                                4,600         6,100
          Prepaid expense                                       -         4,400
          Investment in common stock of
            Monterey County Bank                        3,004,400     2,864,600
                                                       ----------    ----------
                                                       $3,044,200    $2,915,100
                                                       ----------    ----------
                                                       ----------    ----------
        Liabilities and Shareholders' Equity
          Accounts payable and accrued expenses        $    1,500    $     700
          Dividend payable                                 12,500        16,500
          Stockholders' Equity                          3,030,200     2,897,900
                                                       ----------    ----------
                                                     $  3,044,200  $  2,915,100
                                                       ----------    ----------
                                                       ----------    ----------

                 NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

NOTE 19.  NORTHERN CALIFORNIA BANCORP, INC. (PARENT CORPORATION ONLY)

                           Statements of Income
                                                                   1997          1996
         Equity in income of subsidiary                         $  237,600    $  233,400
         Operating expenses                                         16,100        18,900
         Applicable taxes (benefit)                                 (4,400)        1,100
                                                                ----------    ----------
         Net income                                             $  225,900    $  213,400
                                                                ----------    ----------
                                                                ----------    ----------

                       Statements of Cash Flows
                                                                  1997            1996
         Cash flows from operating activities:
           Net Income                                           $  225,900     $ 213,400
           Adjustments to reconcile net income to
             net cash provided by operating activities:
           Equity in undistributed income of
             Monterey County Bank                                 (237,600)     (233,400)
           Decrease in other assets                                  5,900        29,700
           Increase in accrued expenses                                700       (39,500)
           Increase in other liabilities                            (3,900)       16,500
                                                                ----------    ----------
                                                                    (9,000)      (13,300)
                                                                ----------    ----------
           Cash flows from financing activities:
             Cash dividends received from subsidiary               170,000       150,000
             Cash dividends paid on common stock                  (103,000)      (96,700)
             Stock repurchase                                      (62,800)            -
                                                                ----------    ----------
                                                                     4,200        53,300
                                                                ----------    ----------
         Net increase in cash and cash equivalents                  (4,800)       40,000
         Cash and cash equivalents, beginning of year               40,000             -
                                                                ----------    ----------
         Cash and cash equivalents, end of year                  $  35,200     $  40,000
                                                                ----------    ----------
                                                                ----------    ----------


     The ability of the Corporation to pay dividends will largely depend upon the dividends paid to it by the Bank. There are legal limitations on the ability of the Bank to provide funds to the Corporation in the form of loans, advances, or dividends.