Form 10QSB
period 1998-03-31
NORTHERN CALIFORNIA BANCORP INC
filed 1998-05-11
CIK 1006820

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                    FORM 10-QSB


        X           Quarterly report under Section 13 or 15(d) of the Securities
      -----         Exchange Act of 1934 for the quarterly period ended March
                    31, 1998

      ----- Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the
                    period from         to
                                --------  --------

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

     As of May 2, 1998, the Corporation had 858,526 shares of common stock outstanding.

                         NORTHERN CALIFORNIA BANCORP, INC.
                                   AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEET

                                                         MARCH 31         DECEMBER 31
                                                           1998               1997
                                                       ------------      ------------
ASSETS:

Cash and Cash Equivalents                                8,220,300         11,060,600
Due From Bank - Time Deposits                              100,000            100,000
Investment Securities, available for sale (Note 1)         582,000            480,200
Investment Securities, held to maturity (Note 1)         7,767,200          5,495,300
Loans Held for Sale                                        874,100            543,400
Gross Loans (Note 2)                                    25,378,900         25,370,800
Allowance for Possible Loan Losses (Note 3)               (280,900)          (269,100)
Deferred Origination Fees                                  (37,600)           (39,600)
                                                       ------------      -------------
  Net Loans                                             25,060,400         25,062,100
Bank Premises and Equipment, Net                         1,887,000          1,898,900
Interest Receivable and Other Assets                     1,651,900          1,472,100
                                                       ------------      -------------
    Total Assets                                        46,142,900         46,112,600
                                                       ------------      -------------
                                                       ------------      -------------

LIABILITIES AND SHAREHOLDERS' EQUITY:


Total Deposits (Note 4)                                 38,598,100         39,205,600
Borrowed Funds                                           4,000,000          3,000,000
Interest Payable and Other Liabilities                     437,800            876,800
                                                       ------------      -------------
    Total Liabilities                                   43,035,900         43,082,400
                                                       ------------      -------------

Shareholders' Equity:

  Common Stock - No Par Value
    Authorized: 2,500,000 in 1998 and 1997
    Outstanding: 858,526 in 1998 and 1997                2,716,800          2,716,800
  Retained Earnings                                        317,800            240,800
  Unrealized Gain (Loss) Available
      for Sale Securities                                   72,400             72,600
                                                       ------------      -------------
    Total Shareholders' Equity                           3,107,000          3,030,200
                                                       ------------      -------------
    Total Liabilities & Shareholders' Equity            46,142,900         46,112,600
                                                       ------------      -------------
                                                       ------------      -------------


                          NORTHERN CALIFORNIA BANCORP, INC.
                                   AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             MARCH 31
                                                       1998           1997
                                                    ---------     ---------
INTEREST INCOME:
  Interest and Fees on Loans                          696,500       663,000
  Interest on Time Deposits with
    Financial Institutions                              1,500             0
  Interest on Investment Securities                   143,200        60,100
  Interest on Federal Funds                            62,900        72,100
                                                    ---------     ---------
    Total Interest Income                             904,100       795,200
                                                    ---------     ---------

INTEREST EXPENSE:
  Interest on Interest-Bearing
    Transaction Accounts                               27,200        28,300
  Interest on Savings Accounts                         12,000        13,000
  Interest on Time Deposits                           303,500       280,000
  Interest on Other Borrowed Funds                     59,600        12,000
                                                    ---------     ---------
    Total Interest Expense                            402,300       333,300
                                                    ---------     ---------

    Net Interest Income                               501,800       461,900
PROVISION FOR LOAN LOSSES                              10,000        30,000
                                                    ---------     ---------
    Net Interest Income After
      Provision for Possible Loan Losses              491,800       431,900
                                                    ---------     ---------

NONINTEREST INCOME:
  Service Charges on Deposit Accounts                  78,600        92,000
  SBA Loan Sales & Servicing Income                    61,500        52,500
  Other Operating Income                              270,200       260,500
                                                    ---------     ---------
    Total Non-interest Income                         410,300       405,000
                                                    ---------     ---------

NONINTEREST EXPENSE:
  Salaries and Employee Benefits                      331,900       303,500
  Occupancy and Equipment Expense                      67,600        52,400
  Professional Fees                                    25,200        30,800
  Data Processing                                      49,500        42,900
  FDIC & State Assessments                              3,700         4,700
  Other Operating Expenses                            321,900       321,300
   Income Tax Expense                                  25,700        26,500
                                                    ---------     ---------
    Total Non-interest Expense                        825,500       782,100
                                                    ---------     ---------
    NET INCOME (LOSS)                                  76,600        54,800
                                                    ---------     ---------
                                                    ---------     ---------

Earnings per common share
   Primary                                               0.09          0.06
   Diluted                                               0.08          0.05


                          NORTHERN CALIFORNIA BANCORP, INC.
                                   AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                     THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                             1998            1997
                                                        -------------    ------------
NET INCOME                                                    76,600          54,800
Adjustments to net income:
  Depreciation and amortization expense                       33,100          24,200
  Amortization/Accretion on investments                       (4,500)           (100)
  Provision for possible loan losses                          10,000          30,000
  Increase in deferred servicing premium                           0          (2,900)
  Amortization of deferred servicing premium                   4,600           4,700
  Increase in deferred income                                      0               0
  Amortization of deferred income                             (1,100)         (1,100)
  Increase (decrease) in accrued expenses                   (338,000)       (190,800)
  (Increase) decrease in prepaid expenses                   (153,300)        146,600
  Increase (decrease) in interest payable                    (91,300)       (139,900)
  (Increase) decrease in interest receivable                 (38,600)         34,900
  (Increase) decrease in loans held for sale                (434,500)         77,400
                                                        -------------    ------------
  Total adjustments to net income                         (1,013,600)        (17,000)
                                                        -------------    ------------
                                                        -------------    ------------
Net cash provided (used) by operations                      (937,000)         37,800

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of investments                    2,495,000       1,500,000
  Proceeds from sale of investments                                0               0
  Principal payments on investments                                0               0
  Purchase of securities                                  (4,864,200)     (3,647,200)
  Unrealized gain (loss) available for sale securities          (200)         55,500
  Net (increase) decrease in loans                            95,500         508,200
  Proceeds from sale of equipment                              1,400               0
  Capital expenditures                                       (24,800)        104,900
                                                        -------------    ------------

Net cash provided (used) in investing activities          (2,297,300)     (1,478,600)
                                                        -------------    ------------
                                                        -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposit accounts               (606,000)       (964,900)
  Net increase (decrease) in borrowed funds                1,000,000               0

Net cash provided (used) by financing activities             394,000        (964,900)
                                                        -------------    ------------
                                                        -------------    ------------

Net increase (decrease) in cash & cash equivalents        (2,840,300)     (2,615,900)
Cash & cash equivalents - beginning of period             11,160,600       9,820,100
                                                        -------------    ------------
                                                        -------------    ------------

Cash & cash equivalents - end of period                    8,320,300       7,204,200

                      See Note 5 for supplemental disclosures

NOTES TO FINANCIAL STATEMENTS


                                                       MARCH 31      DECEMBER 31
                                                         1998            1997
                                                     -------------  -------------
(NOTE 1) INVESTMENT SECURITIES:

Available for sale:
  Other Securities                                        582,000        480,200
                                                     -------------  -------------
                                                     -------------  -------------

Held to maturity:
  US Treasury Securities                                  500,100        499,900
  US Government Securities                              2,500,100      4,995,400
  State and Loacal Agency Securities                    4,767,000      4,680,400
                                                     -------------  -------------
                                                        7,767,200      5,495,300
                                                     -------------  -------------
                                                     -------------  -------------

(NOTE 2) GROSS LOANS:

  Commercial and Industrial                            10,818,800     10,299,500
  Construction                                                  0        346,500
  Real Estate - Mortgage                               13,814,500     13,920,900
  Installment                                             466,400        519,900
  Government Guaranteed Loans Purchased                   279,200        284,000
                                                     -------------  -------------
  Gross Loans                                          25,378,900     25,370,800

(NOTE 3) ALLOWANCE FOR POSSIBLE LOAN LOSSES:

  Balance at Beginning of Period                          269,100        253,500
  Recoveries                                                2,800          1,800
  Provision for Possible Loan Losses                       10,000       (106,200)
  Loans Charged Off                                        (1,000)       120,000
                                                     -------------  -------------
  Balance at End of Period                                280,900        269,100

(NOTE 4) DEPOSITS:

  Demand                                                8,850,400       8,734,200
  Interest-Bearing Transaction                          7,535,000       7,483,900
  Savings                                               2,430,000       2,145,300
  Time Under $100,000                                  12,101,100      12,742,700
  Time Equal to or Greater than $100,000                7,681,600       8,099,500
                                                     -------------  -------------
                                                       38,598,100      39,205,600


(NOTE 5) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                       3/31/98           3/31/97
  Payments during the period ending:                 ------------   -------------
    Interest                                             342,700          333,300
    Income Taxes                                          25,700           26,500

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

     For the three months ended March 31, 1998 net income was $76,600, an increase of $21,800 when compared to the same period in 1997. The increase in earnings during this period was the result of a $59,900 increase in net interest income after provision for loan losses and a $5,300 increase in non-interest income; partially offset by an increase of $43,400 in non-interest expense.

     The following table sets forth certain selected financial ratios of the Corporation at and for the three months ended, March 31, 1998 and 1997.

                                     The three months       The three months
                                   Ended March 31, 1998   Ended March 31, 1997
                                  ---------------------   --------------------
                                   (Dollars in thousands except per share data)
Summary of Operating Results:


Total interest income                      904                   795
Total interest expense                     402                   333
                                  ------------           -----------
Net interest income                        502                   462

Provision for possible
   loan losses                              10                    30
                                  ------------           -----------
Net interest income after
   provision for loan loss                 492                   432


Total other income                         411                   405
Total other expense                        800                   756
                                  ------------           -----------

Income (loss) before taxes                 102                    81
Provision for income tax                    26                    26
                                  ------------           -----------

Net income (loss)                           77                    55


Per Common Share Data:


Net income - Primary (1)                  0.09                  0.06
Net income - Diluted (2)                  0.08                  0.05
Book value, end of period                 3.62                  3.42
Avg. shares outstanding                858,526               879,465


Balance Sheet Data:


Total loans, net of
   unearned income (3)                  26,215                24,690
Total assets                            46,143                39,582
Total deposits                          38,589                35,178
Stockholders' equity                     3,107                 3,008



                                     The three months      The three months
                                   Ended March 31, 1998  Ended March 31, 1997
                                   --------------------  --------------------
Selected Financial Ratios (4):

Return on average assets (5)              0.67%                 0.60%
Return on average
  stockholders' equity (5)                9.98%                 7.52%
Net interest spread                       4.39%                 4.65%

Net interest margin                       5.01%                 5.37%

Avg. shareholders' equity
  to average assets                       6.67%                 7.31%

Risked-Based capital ratios
    Tier 1                               10.66%                11.39%
    Total                                 9.74%                12.37%
Total loans to total deposits
  at end of period                       67.93%                70.19%

Allowance to total loans
  at end of period                        1.07%                 1.01%

Non-performing loans to total
  loans at end of period                  0.70%                 1.05%

Net charge-offs to
  average loans                           0.00%                 0.14%


(1) Primary earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year. The weighted average number of common shares used for this computation was 858,526 and 879,465 for March 31, 1998 and 1997, respectively.

(2) Diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,009,082 and 1,021,965 for March 31, 1998 and 1997, respectively.

(3)  Includes loans being held for sale.

(4)  Averages are of daily balances.

(5)  March 31, 1998 calculated on an annualized basis.

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

     Net interest income for the three months ended March 31, 1998 was $501,800 compared to $461,900 for the same period in 1997. The increase of $39,900 resulted from total interest income increasing $108,900, while total interest expense increased $69,000. Average interest earning assets increased $5,231,000 (15.20%), while the average rate earned decreased 16
basis points.   Average interest bearing liabilities increased $5,313,000
(18.13%), while the average rate paid increased 10 basis points, reflecting decreases in certificate of deposit rates.

     The following table shows the components of the Bank's net interest income, setting forth, for each the three months ended March 31, 1998 and 1997, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v)the net interest yield on average interest-earning assets (i.e., net interest income divided by average interest-earning assets). Yields are not computed on a tax-equivalent basis. Non-accrual loans and overdrafts are included in average loan balances. Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:


                                                   Three Months                                Twelve Months
                                                  Ended March 31,                            Ended December 31,
                                        1998                          1997                         1997
                             -------------------------     -------------------------     -------------------------
                                        Int       Avg                 Int       Avg                 Int       Avg
                              Avg       Earn       %        Avg       Earn       %        Avg       Earn       %
                              Bal       Paid      Rate      Bal       Paid      Rate      Bal       Paid      Rate
                             -------------------------     -------------------------     -------------------------
                                                            (Dollars in thousands)
Interest Earning Assets:

Int-bearing deposits
  at other banks                100        2      6.06          0        0      0.00         71        5      7.67
Invest securities             8,922      143      6.42      3,522       60      6.83      1,519       90      5.91
Federal funds sold            4,605       63      5.46      5,785       72      4.99      6,460      341      5.27
                             -------------------------     -------------------------     -------------------------

Total investments            13,627      208      6.09      9,307      132      5.68      8,050      436      5.42

Loans
  Real estate                13,918      360     10.36     13,977      351     10.03     13,138    1,368     10.41
  Installment                   462       13     11.25        516       14     11.16        686       80     11.70
  Commercial                 11,597      318     10.95     10,611      298     11.23     10,823    1,256     11.61
                             -------------------------     -------------------------     -------------------------

Total loans                  25,976      691     10.64     25,104      663     10.56     24,647    2,704     10.97

Total Interest
  earning assets             39,603      898      9.08     34,411      795      9.24     32,697    3,140      9.60
                             -------------------------     -------------------------     -------------------------
                             -------------------------     -------------------------     -------------------------

Interest Bearing Liabilities:


Int-bearing demand            5,720       17      1.15      5,201       16      1.27      4,534       64      1.40
Money market savings          1,827       11      2.34      1,953       12      2.43      1,911       45      2.34
Savings deposits              2,192       12      2.19      2,267       13      2.29      2,541       70      2.76
Time deposits > $100M         8,266      120      5.79      6,660       98      5.86      5,698      338      5.92
Time deposits < $100M        12,374      184      5.95     11,931      182      6.12     11,774      735      6.24
Other Borrowing               3,944       60      6.05      1,000       12      4.81      1,790       83      4.62
                             -------------------------     -------------------------     -------------------------

Total interest
  bearing liabilities        34,324      402      4.69     29,012      333      4.59     28,249    1,334      4.72
                             -------------------------     -------------------------     -------------------------
                             -------------------------     -------------------------     -------------------------

Net interest income                      496                           462                         1,806
Net interest spread                               4.39                          4.65                          4.88
Net yield on interest
  earning assets                                  5.01                          5.37                          5.52



                                              Three Months                     Twelve Months
                                             Ended March 31,                 Ended December 31,
                                              1998 vs 1997                      1997 vs 1996
                                        ---------------------------     ---------------------------
                                            Increase (Decrease)             Increase (Decrease)
                                              Due to changes                  Due to Changes
                                        ---------------------------     ---------------------------
                                          Avg       Avg                   Avg       Avg
                                        Volume      Rate      Total     Volume      Rate      Total
                                        ---------------------------     ---------------------------
                                                          (Dollars in thousands)
Interest Earning Assets:

Int-bearing deposits
  at other banks                            2         0          2        (17)       (2)       (19)
Invest securities                          92        (9)        83         21        (7)        14
Federal funds sold                        (15)        5         (9)        75       (13)        62
                                        ---------------------------     ---------------------------

Total investments                          61        14         75         89       (32)        57

Loans
  Real estate                              (1)       11         10         52       (55)        (3)
  Installment                              (2)        0         (1)       (35)        3        (32)
  Commercial                               28        (8)        20         89        78        166
                                        ---------------------------     ---------------------------
  Total loans                              23         5         28        107        24        131

Total Interest Earning Assets             120       (16)       103        246       (59)       187
                                        ---------------------------     ---------------------------
                                        ---------------------------     ---------------------------

Interest Bearing Deposits:

Int-bearing demand                          2        (2)        0          1          2          3
Money market savings                       (1)       (0)       (1)        (8)        (3)       (11)
Savings deposits                           (0)       (1)       (1)        41         (5)        36
Time deposits > $100M                      24        (1)       22        121          9        130
Time deposits < $100M                       7        (5)        2        (10)         0         (9)
Other Borrowing                            35        12        48          0          0          0
                                        ---------------------------     ---------------------------

Total interest bearing deposits            61         8        69        100         51        151
                                        ---------------------------     ---------------------------
                                        ---------------------------     ---------------------------

Net change in net interest                 59       (24)       34        146       (110)        36


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


     Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At March 31, 1998 and 1997 the Bank's allowance stood at 1.07 percent and 1.01 percent of gross loans, respectively. A provision of $10,000 was made to the allowance during the three months ended March 31, 1998, compared to a provision of $30,000 during the same period in 1997. Loans charged off during the three months ended March 31, 1998, totaled

$1,000, compared to $34,500 in the same period of 1997. Recoveries for the same periods were $2,800 and $600, respectively.

     The Bank's non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans was .70% at March 31, 1998 compared with
 .81 percent and 1.11 percent as of the end of 1997 and 1996, respectively. The ratio at December 31, 1996 was significantly impacted by one non-performing loan that represented 69.40% of the total non-performing loans.

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

NON-INTEREST INCOME

     Total non-interest income for the three months ended March 31, 1998 was $410,300, compared with $405,000 for the same period in 1997. The increase of $5,300 was the result of service charges on deposit accounts decreasing $13,400 and income from other service charges, commissions and fees increasing $9,700, while income from SBA loan sales and servicing increased $9,000.

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

NON-INTEREST EXPENSE

     Salary and benefits expense for the three months ended March 31, 1998 increased $28,400 compared with the same period in 1997. These increases were primarily due to employee merit pay increases.

     Total occupancy and equipment expense for the three months ended March 31, 1998 was $67,600 compared to $52,400 for the same period in 1997. The increase was due to the opening of the Pacific Grove branch office in April 1997.

     For the three months ended March 31, 1998 professional fees decreased $5,600 compared to the same period in 1997.

     Data processing expenses for the three months ended March 31, 1998 increased $6,600 compared to the same period in 1997. The increase was due to a 2.7% cost of living increase, effective April 1997, and increased numbers of accounts and transactions.

     Other expenses for the three months ended March 31, 1998 totaled $347,600 compared with $347,800 for the same period in 1997. Significant changes occurred in the following categories with increases in advertising ($6,800), director fees ($3,300), merchant expense ($13,900), collection expense ($10,500), and decreases in SBA loan expense ($6,900), automobile expense ($3,700), donations ($3,800), telephone expense ($4,400), business development ($7,200), insurance expense ($7,100).

LOANS

     Loans represented 65.62% of average earning assets, and 56.49% of average total assets for the three months ended March 31, 1998, compared with 72.95% and 62.98%, respectively during 1997. For the three months ended March 31, 1998, average loans increased 3.63% from $25,104,000 for the same period in 1997 to $26,014,000. Average real estate loans increased $110,000 (0.79%), installment loans decreased $35,000 (6.77%); while average commercial loans increased $835,000 (7.87%).

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

     The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as "non-performing loans"):

                                          Three Months Ended
                                               March 31,
                                          1998         1997
                                        ---------   ----------
                                        (Dollars in thousands)
ACCRUING, PAST DUE 90 DAYS OR MORE:

Real Estate                                 71             0
Commercial                                   0           204
Installment                                  0             0
Other                                        0             0
                                        ---------   ----------
    Total accruing                          71           204

NONACCRUAL LOANS:

Commercial                                  96            35
Installment                                 16            21
Other                                        0             0
                                        ---------   ----------
    Total non-accrual                      112            56

    Total non-performing                   183           260

Total loans end of period               26,215        24,726

Ratio of non-performing loans
  to total loans at end of period         0.70%         1.05%


     The ratio of non-performing loans at March 31, 1997 was significantly impacted by one loan that represented 75.00% of the total non-performing loans. These ratios have been maintained as a result of a strengthening of underwriting criteria, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel). The Bank does not have any foreign loans or loans for highly leveraged transactions.

SUMMARY OF LOAN LOSS EXPERIENCE

                                        Three Months Ended   Three Months Ended
                                             March 31,            March 31,
                                               1998                 1997
                                        ------------------   ------------------
                                                (Dollars in thousands)
Average loans outstanding                      26,014               25,104

Allowance, beginning of period                    269                  254

Loans charged off during period:
    Commercial                                      0                   35
    Installment                                     1                    0
    Real Estate                                     0                    0
    Other                                           0                    0
                                        ------------------   ------------------
    Total charge offs                               1                   35

Recoveries during period:
    Commercial                                      3                    0
    Installment                                     0                    1
    Other                                           0                    0
                                        ------------------   ------------------
    Total recoveries                                3                    1

Net Loans charged off
  during the period                                (2)                  34

Additions to allowance for
  possible loan losses                             10                   30

Allowance, end of period                          281                  250

Ratio of net loans charged off to
  average Loans outstanding
  during the period                             (0.01)%               0.14%

Ratio of allowance to total
  loans at end of period                         1.07%                1.01%


FUNDING SOURCES

     Average deposits for the three months ended March 31, 1998 were $38,555,000 an increase of 8.32% compared with the same period in 1997. Average certificates of deposit represented 53.81% of average deposits for the three months ended March 31, 1998. Average interest bearing checking, money market and savings accounts as a group were 25.39% of average deposits. Average demand deposits represented 20.79% of average deposits. The trend of deposits shifting to certificates of deposit has continued, resulting in a increased cost of funds.

     The Bank has a line of credit from the Federal Home Loan Bank of San Francisco with a maximum borrowing limit on March 31, 1998 of $4,520,000.
The line of credit is secured by certain of the Bank's real estate secured loans. At March 31, 1998 the Bank had four $1,000,000 advances which bear interest at 4.88%, 6.53%, 6.81% and 6.36%, respectively. The advances mature in October 1998, June 2000, June 2004 and January 2008, respectively. Management believes that these advances provide funds of medium duration at a lower cost than comparable deposits. The Bank did not utilize any short-term borrowings in 1998, 1997 or 1996.

CAPITAL RESOURCES

     The Company maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends. At March 31, 1998, stockholders' equity was $3,107,000 versus $3,030,200 at December 31, 1997. The Company paid cash dividends of $0.12 and $0.11 per share in 1997 and 1996, respectively. The Bank paid cash dividends totaling $170,000 and $150,000 to the Corporation in 1997 and 1996.

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

     Under current rules, all banks are required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 risk-based capital ratio of 9.74% and a total risk-based capital ratio of 10.66% at March 31, 1998, well above the minimum regulatory requirements.

     The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill. The Bank had a leverage capital ratio of 6.43% March 31, 1998.

LIQUIDITY

     Liquidity represents a bank's ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs. For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers. In the ordinary course of the Bank's business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings. In addition, the Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $4,520,000 and a $1,000,000 Federal Funds Purchased line of credit with Pacific Coast Bankers' Bank, to meet temporary liquidity requirements.

     As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets ("primary liquidity"), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets. In addition, it seeks to generally limit loans to not more than 90 percent of deposits. Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing. The Bank's primary liquidity at March 31, 1998 was 35.57, while its average loan to deposit ratio for the three months ended March 31, 1998 was 67.93 percent. The high level of liquidity has an adverse impact on interest income.

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

      The Bank's maximum exposure to interest rate risk, defined as the difference in one-year rate-sensitive assets and one-year rate-sensitive liabilities as a percentage of total assets is 25% when asset sensitive (positive gap) and 15% when liability sensitive (negative gap). The following table sets forth the Bank's interest rate risk analysis as of March 31, 1998.


                                                                Falling Rates            Rising Rates
                                                             --------------------    --------------------
                                                  One Year   One Year   One Year
                                                  Balance    Earnings    Income      Earnings    Income
                                                    Sheet     Change    Statement     Change    Statement
                                                     Gap      Ratio*       Gap        Ratio*       Gap
RATE SENSITIVE ASSETS

  DUE FROM BANKS- TIME                               100        61%         61          61%         61

  LOANS:
Fixed rate < 1 year                                2,766        84%      2,311          84%      2,311
Floating rate < 1 year                            11,759        90%     10,602          90%     10,602

  SECURITIES:
Fed Funds Sold & Repos                             5,670       100%      5,670         100%      5,670
Fixed Rate Securities - Maturities < 1 year          500        81%        404          81%        404
Fixed Rate Securities - Callable < 1 year          1,000        58%        581           0%          0
                                                  ------                ------                  ------
Total Rate Sensitive Assets                       21,794                19,629                  19,048

RATE SENSITIVE LIABILITIES

Savings                                            2,431        31%        745          31%        745
Money Market Checking                              5,579        16%        885          16%        892
Money Market Savings                               1,956        28%        542          28%        542
CDs > $100,000                                     5,542        79%      4,367          79%      4,367
CDs < $100,000                                     7,686        80%      6,113          80%      6,113
FFP, Repos & Other Borrowing                       1,000        56%        562          56%        562
                                                  ------                ------                  ------
Total Rate Sensitive Liabilities                  24,194                13,213                  13,220

Rate Sensitivity Gap (Assets-Liabilities)         (2,399)                6,416                   5,828

Total Assets                                      46,139                46,139                  46,139

Gap as a percentage of Total Assets                (5.20)%               13.91%                  12.63%

Estimated change in net interest margin
  if prime rate falls 1%:                                               (64.16)

Estimated change in net interest margin
  if prime rate rises 1%:                                                                        58.28


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

     The Corporation has limited cash on hand and no sources of revenues or liquidity other than dividends, tax equalization payments or management fees from the Bank. The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law.

INVESTMENT SECURITIES

     The following table sets forth the book and market value of the Bank's investment securities at March 31, 1998:


                                                 INVESTMENT PORTFOLIO MIX
                                                      March 31, 1998
                                                    Book         Market
                                                    value        value
                                                 -----------  ------------
                                                   (Dollars in thousands)
Available for sale:
  Other Securities                                  582,000       480,200
                                                 -----------  ------------
                                                 -----------  ------------
Held to maturity:
  US Treasury Securities                            500,100       499,900
  US Government Securities                        2,500,100     4,995,400
  State and Local Agency Securities               4,767,000
                                                 -----------  ------------
                                                  7,767,200     5,495,300
                                                 -----------  ------------
                                                 -----------  ------------

     The following table summarizes the maturity of the Bank's investment securities at March 31, 1998:


                                              INVESTMENT PORTFOLIO MATURITIES
                                                  (Dollars in thousands)
                                                       over 1         over 5
                                        1 year         through        through       over 10
                                        or less        5 years        10 years       years
                                        -------        -------        --------      -------
U.S. Treasury Securities                   500            ---             ---          ---
U.S. Government Agency Securities          ---            ---             500        2,000
State and Local Agency Securities          ---            ---             ---        4,767
Other Securities                           582            ---             ---          ---
                                        -------        -------        --------      -------
     Total                               1,082            ---             500        6,767


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NORTHERN CALIFORNIA BANCORP, INC.

Date:  May 6, 1998                     By: /s/ Charles T. Chrietzberg, Jr.
                                           --------------------------------
                                       Charles T. Chrietzberg, Jr.
                                       Chief Executive Officer
                                       and President

Date:  May 6, 1998                     By: /s/ Bruce N. Warner
                                           --------------------------------
                                       Bruce N. Warner
                                       Chief Financial Officer and
                                       Principal Accounting Officer