Form 10QSB
period 1998-06-30
NORTHERN CALIFORNIA BANCORP INC
filed 1998-08-12
CIK 1006820

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549
                                  FORM 10-QSB


           X      Quarterly report under Section 13 or 15(d) of the Securities
          ---     Exchange Act of 1934 for the quarterly period ended
                  June 30, 1998

          --- Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the period from _____________ to _______________

                        Commission File Number 0-27666

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

     As of August 3, 1998, the Corporation had 858,526 shares of common stock outstanding.

                         PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       NORTHERN CALIFORNIA BANCORP, INC.
                                AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET

                                                         JUNE 30     DECEMBER 31
                                                            1998        1997
                                                       ----------    -----------
ASSETS:

Cash and Cash Equivalents                               3,087,600    11,060,600
Due From Bank - Time Deposits                             100,000       100,000
Investment Securities, available for sale (Note 1)        588,100       480,200
Investment Securities, held to maturity (Note 1)        7,266,300     5,495,300
Federal Funds Sold                                      5,255,000             0
Loans Held for Sale                                       873,700       543,400
Gross Loans (Note 2)                                   26,629,700    25,370,800
Allowance for Possible Loan Losses (Note 3)             (287,100)      (269,100)
Deferred Origination Fees                                (35,100)       (39,600)
                                                       ----------    -----------
  Net Loans                                            26,307,500    25,062,100
Bank Premises and Equipment, Net                        1,871,900     1,898,900
Interest Receivable and Other Assets                    1,687,600     1,472,100
                                                       ----------    -----------
    Total Assets                                       47,037,700    46,112,600
                                                       ----------    -----------
                                                       ----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY:

Total Deposits (Note 4)                                39,411,600    39,205,600
Borrowed Funds                                          4,000,000     3,000,000
Interest Payable and Other Liabilities                    475,600       876,800
                                                       ----------    -----------
    Total Liabilities                                  43,887,200    43,082,400
                                                       ----------    -----------
                                                       ----------    -----------
Shareholders' Equity:

  Common Stock - No Par Value
    Authorized: 2,500,000 in 1998 and 1997
    Outstanding:858,526 in 1998 and 1997                2,716,800     2,716,800
  Retained Earnings                                       415,800       241,200
  Unrealized Gain (Loss) Available
      for Sale Securities                                  17,900        72,200
                                                       ----------    -----------
    Total Shareholders' Equity                          3,150,500     3,030,200
                                                       ----------    -----------
    Total Liabilities & Shareholders' Equity           47,037,700    46,112,600
                                                       ----------    -----------
                                                       ----------    -----------

                        NORTHERN CALIFORNIA BANCORP, INC.
                                AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months Ended           Six Months Ended
                                                                  June 30                     June 30
                                                          ----------------------      -----------------------
                                                            1998          1997           1998          1997
                                                          -------       --------      ---------     ---------
INTEREST INCOME:
  Interest and Fees on Loans                              747,700        685,600      1,444,200     1,337,400
  Interest on Time Deposits with
    Financial Institutions                                  1,600              0          3,100             0
  Interest on Investment Securities                       113,600          8,800        256,800       150,000
  Interest on Federal Funds                                74,500         92,700        137,400       120,800
                                                          -------       --------      ---------     ---------
    Total Interest Income                                 937,400        787,100      1,841,500     1,608,200
                                                          -------       --------      ---------     ---------
INTEREST EXPENSE:
  Interest on Interest-Bearing
    Transaction Accounts                                   27,500         25,700         54,700        58,200
  Interest on Savings Accounts                             15,000         18,600         27,000        24,200
  Interest on Time Deposits                               293,900        265,100        597,400       552,900
  Interest on Other Borrowed Funds                         61,300         22,800        120,900        34,000
                                                          -------       --------      ---------     ---------
    Total Interest Expense                                397,700        332,200        800,000       669,300
                                                          -------       --------      ---------     ---------

    Net Interest Income                                   539,700        454,900      1,041,500       938,900
                                                          -------       --------      ---------     ---------
PROVISION FOR POSSIBLE LOAN LOSSES                         70,000         25,000         80,000        60,000
                                                          -------       --------      ---------     ---------
    Net Interest Income After
      Provision for Possible Loan Losses                  469,700        429,900        961,500       878,900
                                                          -------       --------      ---------     ---------
NONINTEREST INCOME:
  Service Charges on Deposit Accounts                      92,100         97,600        170,700       178,200
  SBA Loan Sales & Servicing Income                        76,100        111,900        137,600       117,600
  Other Operating Income                                  306,200        261,800        576,400       550,000
                                                          -------       --------      ---------     ---------
    Total Noninterest Income                              474,400        471,300        884,700       845,800
                                                          -------       --------      ---------     ---------

NONINTEREST EXPENSE:
  Salaries and Employee Benefits                          400,300        285,300        732,200       613,500
  Occupancy and Equipment Expense                          68,200         67,600        135,800       118,100
  Professional Fees                                      (66,000)         22,100       (40,800)        51,300
  Data Processing                                          45,100         36,400         94,600        88,400
  FDIC & State Assessments                                  3,900          2,800          7,600        11,000
  Other Operating Expenses                                356,100        331,100        678,000       664,800
   Income Tax Expense                                      38,600         20,400         64,300        46,900
                                                          -------       --------      ---------     ---------
    Total Non-interest Expense                            846,200        765,700      1,671,700     1,594,000
                                                          -------       --------      ---------     ---------
    NET INCOME (LOSS)                                      97,900        135,500        174,500       130,700
                                                          -------       --------      ---------     ---------
                                                          -------       --------      ---------     ---------

Earnings Per Common Share
   Primary                                                   0.11           0.15           0.20          0.15
   Diluted                                                   0.10           0.13           0.17          0.13


                       NORTHERN CALIFORNIA BANCORP, INC.
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                           1998          1997
                                                      -----------    -----------
NET INCOME                                                174,500       130,700
Adjustments to net income:
  Depreciation and amortization expense                    71,500        45,000
  Amortization/Accretion on investments                     3,800          (300)
  (Gain) loss on sale of securities                             0             0
  Provision for possible loan losses                       80,000        60,000
  Amortization of deferred servicing premium                6,600         6,600
  Amortization of deferred income                         (1,900)        (2,200)
  Increase (decrease) in accrued expenses               (332,100)      (179,300)
  (Increase) decrease in prepaid expenses               (207,200)       178,600
  Increase (decrease) in interest payable                (73,800)      (170,400)
  (Increase) decrease in interest receivable             (43,100)       (41,300)
  (Increase) decrease in loans held for sale            (158,400)       (30,900)
                                                      -----------    -----------
  Total adjustments to net income                       (654,600)      (134,200)
                                                      -----------    -----------
                                                      -----------    -----------
Net cash provided (used) by operations                  (480,100)        (3,500)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of investments                         0             0
  Proceeds from sale of investments                             0             0
  Principal payments on investments                     2,995,000     1,500,000
  Purchase of securities                              (4,877,700)    (3,663,000)
  Unrealized gain (loss) available for sale securities   (54,700)        55,900
  Net (increase) decrease in loans                    (1,497,300)      (519,400)
  Proceeds from sale of equipment                           1,400             0
  Capital expenditures                                   (45,800)      (272,400)
                                                      -----------    -----------
Net cash provided (used) in investing activities      (3,479,100)    (2,898,900)
                                                      -----------    -----------
                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposit accounts             241,200    (1,362,200)
  Net increase (decrease) in borrowed funds             1,000,000     2,000,000
                                                      -----------    -----------
Net cash provided (used) by financing activities        1,241,200       637,800
                                                      -----------    -----------
                                                      -----------    -----------
Net increase (decrease) in cash & cash equivalents    (2,718,000)    (2,264,600)
Cash & cash equivalents - beginning of year            11,160,600     9,820,100
                                                      -----------    -----------

Cash & cash equivalents - end of period                 8,442,600     7,555,500

See Note 5 for supplemental disclosures

NOTES TO FINANCIAL STATEMENTS
                                                         JUNE 30     DECEMBER 31
                                                           1998         1997
                                                       -----------   ----------
(NOTE 1) INVESTMENT SECURITIES:

Available for sale:
  Other Securities                                        588,100       480,200
                                                       -----------   ----------
                                                       -----------   ----------
Held to maturity:
  US Treasury Securities                                        0       499,900
  US Government Securities                              2,500,100     4,995,400
  State and Local Agency Securities                     4,766,200           ---
                                                       -----------   ----------
                                                        7,266,300     5,495,300
                                                       -----------   ----------
                                                       -----------   ----------
(NOTE 2) GROSS LOANS:

  Commercial and Industrial                            11,386,600    10,299,500
  Construction                                            335,800       346,500
  Real Estate - Mortgage                               14,124,300    13,920,900
  Installment                                             617,000       519,900
  Government Guaranteed Loans Purchased                   166,000       284,000
                                                       -----------   ----------
  Gross Loans                                          26,629,700    25,370,800

(NOTE 3) ALLOWANCE FOR POSSIBLE LOAN LOSSES:

  Balance at Beginning of Period                          269,100       253,500
  Recoveries                                                5,800         1,800
  Provision for Possible Loan Losses                       80,000      (106,200)
  Loans Charged Off                                      (67,800)       120,000
                                                       -----------   ----------
  Balance at End of Period                                287,100       269,100

(NOTE 4) DEPOSITS:

  Demand                                                9,219,900     8,734,200
  Interest-Bearing Transaction                          7,225,400     7,483,900
  Savings                                               3,166,700     2,145,300
  Time Under $100,000                                  11,692,600    12,742,700
  Time Equal to or Greater than $100,000                8,107,000     8,099,500
                                                       -----------   ----------
                                                       39,411,600    39,205,600

(NOTE 5) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Payments during the period ending:                     6/30/98       6/30/97
                                                       -----------   ----------
    Interest                                              679,100       635,300
    Income Taxes                                           64,300        44,900


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The following discussion reviews and analyzes the operating results and financial condition of the Corporation, focusing on the Bank. It should be read in conjunction with the financial statements and the other financial data presented elsewhere herein. The Corporation has had no activities other than its organization.

     For the six months, ended June 30, 1998 net income was $174,500, an increase of $43,800 when compared to the same period in 1997. The increase in earnings during this period was the result of a $82,600 increase in net interest income after provision for loan losses and a $38,900 increase in non-interest income, partially offset by a $77,700 increase in non-interest expense.

     The following table sets forth certain selected financial ratios of the Corporation at and for the six months ended, June 30, 1998 and 1997.

                                                     For the six months        For the six months
                                                     Ended June 30, 1998       Ended June 30, 1997
                                                     -------------------       -------------------
                                                      (Dollars in thousands except per share data)
Summary of Operating Results:
Total interest income                                       1,841                   1,608
Total interest expense                                        800                     669
                                                            -----                   -----
Net interest income                                         1,041                     939

Provision for possible
   loan losses                                                 80                      60
                                                            -----                   -----
Net interest income after
   provision for loan loss                                    961                     879
Total other income                                            885                     846
Total other expense                                         1,616                   1,547
                                                            -----                   -----
Income (loss) before taxes                                    230                     178
Provision for income tax                                       56                      47
                                                            -----                   -----
Net income (loss)                                             175                     131


Per Common Share Data:

Net income - Primary (1)                                     0.20                    0.15
Net income - Diluted (2)                                     0.17                    0.13
Book value, end of period                                    3.68                    3.51
Avg shares outstanding (3)                                858,526                 879,465

Balance Sheet Data:

Total loans, net of
   unearned income (4)                                     27,468                  25,809
Total assets                                               47,038                  41,272
Total deposits                                             39,412                  34,805
Stockholders' equity                                        3,150                   3,085


                                                      For the six months   For the six months
                                                      Ended June 30, 1998  Ended June 30, 1997
                                                      -------------------  -------------------
Selected Financial Ratios (4):

Return on average assets (5)                                     0.84%          0.66%

Return on average
   stockholders' equity (6)                                     11.18%          8.69%

Net interest spread                                             4.52%          4.88%

Net interest margin                                             5.19%          5.54%

Avg shareholders' equity
   to average assets                                            7.47%          7.59%

Risked-Based capital ratios
    Tier 1                                                      9.49%         10.64%
    Total                                                      10.37%         11.59%
Total loans to total deposits
   at end of period                                            69.70%         74.15%

Allowance to total loans
   at end of period                                             1.04%          1.02%

Non-performing loans to total
   loans at end of period                                       0.31%          1.45%

Net charge-offs to
   average loans                                                0.23%          0.20%

(1) Primary earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year. The weighted average number of common shares used for this computation was 858,526 and 879,465 for June 30, 1998 and 1997, respectively.

(2) Diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,004,567 and 1,029,893 for June 30, 1998 and 1997, respectively.

(3) Weighted average common shares.

(4) Includes loans being held for sale.

(5) Averages are of daily balances.

(6) June 30, 1998 calculated on an annualized basis.

NET INTEREST INCOME

     Net interest income, the difference between (a) interest and fees earned on interest-earning assets and (b) inte rest paid on interest-bearing liabilities, is the most significant component of the Bank's earnings. Changes in net interest income from period to period result from increases or decreases in the average balances of interest earning assets portfolio, the availability of particular sources of funds and changes in prevailing interest rates.

     Net interest income for the six-month period ended June 30, 1998 was $1,041,500 compared to $938,900 for the same period in 1997. The increase of $102,600 resulted from total interest income increasing $233,300, while total interest expense increased $130,700. Average interest earning assets increased $6,001,000 (17.65%) with average loans increasing $1,316,000 and investments increasing $4,685,000, while the average rate earned decreased 25 basis points. The decrease in the average interest rate earned was due to a 28 basis points decrease in the interest rate earned on investments, partially off set by a 28 basis points increase in the interest rate earned on loans. Average interest bearing liabilities increased $5,210,000 (17.90%), while the average rate paid increased 6 basis points.

     The following table shows the components of the Bank's net interest income, setting forth, for each the six months ended June 30, 1998 and 1997 and for the twelve months ended December 31, 1997, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v)the net interest yield on average interest-earning assets (i. e., net interest income divided by average interest-earning assets). Yields are not computed on a tax-equivalent basis. Non-accrual loans and overdrafts are included in average loan balances. Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

                                                            The Six Months                             The Twelve Months
                                                            Ended June 30,                             Ended December 31,
                                                    1998                         1997                           1997
                                       ----------------------------  -----------------------------   -------------------------
                                                   Int       Avg                  Int     Avg                   Int      Avg
                                           Avg    Earn         %         Avg     Earn       %          Avg     Earn        %
                                           Bal    Paid      Rate         Bal     Paid    Rate          Bal     Paid     Rate
                                       ----------------------------  -----------------------------   -------------------------
                                                                        (Dollars in thousands)
Interest Earning Assets:

Int-bearing deposits
  at other banks                           100       3       6.13           0        0        0         71        5     7.67
Invest securities                        8,465     257       6.07       4,242      150     7.07      1,519       90     5.91
Federal funds sold                       4,897     137       5.61       4,535      121     5.34      6,460      341     5.27
                                        --------------                 ---------------              ---------------
Total investments                       13,462     397       5.90       8,777      271     6.18      8,050      436     5.42

Loans
  Real estate                           14,171     742      10.48      14,129      721    10.21     13,138    1,368    10.41
  Installment                              529      35      13.07         537       33    12.29        686       80    11.70
  Commercial                            11,840     667      11.27      10,558      583    11.04     10,823     1256    11.61
                                        --------------                 ---------------              ---------------
Total loans                             26,540   1,444      10.88      25,224    1,337    10.60     24,647    2,704    10.97

Total Interest
  earning assets                        40,002   1,841       9.21      34,001    1,608     9.46     32,697    3,140     9.60
                                        --------------                 ---------------              ---------------
                                        --------------                 ---------------              ---------------
Interest Bearing Liabilities:

Int-bearing demand                       5,862      34       1.16       4,999       35     1.40      4,534       64     1.40
Money market savings                     1,747      21       2.36       1,946       23     2.36      1,911       45     2.34
Savings deposits                         2,452      27       2.20       2,208       24     2.17      2,541       70     2.76
Time deposits -greater than-$100M        8,155     238       5.84       6,752      194     5.75      5,698      338     5.92
Time deposits -less than-$100M          12,125     359       5.93      11,889      359     6.04     11,774      735     6.24
Other Borrowing                          3,972     121       6.09       1,309       34     5.19      1,790       83     4.62
                                        --------------                 ---------------              ---------------
Total interest
  bearing liabilities                   34,313     800       4.66      29,103      669     4.60     28,249    1,334     4.72
                                        --------------                 ---------------              ---------------
                                        --------------                 ---------------              ---------------
Net interest income                              1,041                             939                        1,806

Net interest spread                                          4.54                          4.86                         4.88

Net yield on interest
  Earning assets                                             5.21                          5.52                         5.52


                                               Six Months                                Twelve Months
                                             Ended June 30,                            Ended December 31,
                                              1998 vs 1997                                1997 vs 1996
                                            ---------------                              ---------------
                                           Increase(Decrease)                          Increase(Decrease)
                                             Due to changes                              Due to Changes
                                           ------------------                          -----------------
                                       Avg         Avg                           Avg         Avg
                                     Volume        Rate          Total         Volume        Rate          Total
                                     ---------------------------------         ---------------------------------
                                                              (Dollars in thousands)
Interest Earning Assets:

Int-bearing deposits
  at other banks                       3             0              3           (17)           (2)           (19)
Invest securities                    100           (43)            57            21            (7)            14
Federal funds sold                    10             7             16            75           (13)            62
                                  -----------------------------------        -----------------------------------
Total investments                    145           (18)           126            89           (32)            57

Loans
  Real estate                          2            19             21            52           (55)            (3)
  Installment                         (0)            2              2           (35)            3            (32)
  Commercial                          71            14             84            89            78            166
                                  -----------------------------------        -----------------------------------
  Total loans                         35            19             54           107            24            131

Total Interest Earning Assets        284           (50)           233           246           (59)           187
                                  -----------------------------------        -----------------------------------
                                  -----------------------------------        -----------------------------------
Interest Bearing Deposits:

Int-bearing demand                     6            (7)            (1)            1             2              3
Money market savings                  (2)            0             (2)           (8)           (3)           (11)
Savings deposits                       3             0              3            41            (5)            36
Time deposits -greater than-$100M     40             4             44           121             9            130
Time deposits -less than-$100M         7            (7)             0          (10)             0             (9)
Other Borrowing                       69            18             87            0              0              0
                                  -----------------------------------        -----------------------------------
Total interest bearing deposits       120           11            131          100             51            151
                                  -----------------------------------        -----------------------------------
                                  -----------------------------------        -----------------------------------
Net change in net interest            164          (62)           102          146           (110)            36

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


     Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At June 30, 1998 and 1997 the Bank's allowance stood at 1.05 and 1.02 percent, respectively. A provision of $80,000 was made to the allowance during the six months ended June 30,

1998, compared to a provision of $60,000 in the same period in 1997.
Charged off loans during the six months ended June 30, 1998 and 1997 totaled $67,800 and $52,400 respectively. Recoveries for the same periods were $5,800 and $1,200, respectively.

     The Bank's non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans was .31 percent at June 30, 1998 compared with 1.45 percent at June 30, 1997 and .81 percent at December 31, 1997.

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

NON-INTEREST INCOME

     Total non-interest income for the six months ended June 30, 1998 was $884,700, compared with $845,800 for the same period in 1997. The increase of $38,900 was the result of a $20,000 increase in income from SBA loan sales and servicing and income from other service charges, commissions and fees increased $26,400, while service charges on deposit accounts decreased $7,500. Merchant credit card discount fees increased $22,500 the primary factor in the increase in other service charges, commissions and fees.

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

NON-INTEREST EXPENSE

     Salary and benefits expense for the six months ended June 30, 1998 increased $118,700 compared with the same period in 1997. The increase was due primarily to employee merit pay increases, bonus accruals, and an increase of two full time equivalent staff positions.

     Total occupancy and equipment expense for the six months ended June 30, 1998 was $135,800 compared to $118,100 for the same period in 1997. The increase of $17,700 was due primarily to a $6,500 increase in depreciation expense, a $2,500 increase in net merchant terminal expense, $3,800 increase in maintenance and repair expense and an increase of $3,100 in utilities expense.

     For the six months ended June 30, 1998 professional fees decreased $92,100 compared with the same period in 1997. The decrease resulted from the recovery of legal expenses associated with a trade name infringement lawsuit.

     Data processing for the six months ended June 30, 1998 increased $6,200 compared to the same period in 1997. The increase was due to increased numbers of accounts and transactions.

     Other expenses for the six months ended June 30, 1998 totaled $686,600 compared with $664,800 for the same period in 1997. Significant changes occurred in the following categories with increases in merchant expense of $36,800, collection expense $10,100, loan expense $7,400, due & memberships $2,900, messenger & freight $2,800 and advertising $2,200, and decreases in business development and promotion of $15,300, SBA loan expense $10,100, donation expense $7,200, telephone expense $7,000, stationary & supply expense $5,700 and travel expense $4,200.

     Other expenses for the six months ended June 30, 1998 include $9,600 in expense accrual related to the Year 2000 date change problem.

LOANS

     Loans represented 66.35% of average earning assets, and 57.28% of average total assets for the six months ended June 30, 1998, compared with 74.19% and 63.64%, respectively during 1997. For the six months ended June 30, 1998 average loans increased 5.22% from $25,224,000 for the same period in 1997 to $26,540,000. Average commercial loans increased $1,281,000 (12.14%), average real estate loans increased $43,000 (.30%); while installment loans decreased $8,000 (1.55%).

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

     The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as "non-performing loans"):


                                                              Six Months Ended
                                                                  June 30,
                                                             1998           1997
                                                            ------         ------
                                                            (Dollars in thousands)
Accruing,
PAST DUE 90 DAYS OR MORE:
-------------------------
Real Estate                                                    71            195
Commercial                                                      0              0
Installment                                                     0              0
Other                                                           0              0
                                                             ----           ----
    Total accruing                                             71            195
NONACCRUAL LOANS:
-----------------
Real Estate                                                     0             63
Commercial                                                      2             87
Installment                                                    11             28
Other                                                           0              0
                                                             ----           ----
    Total non-accrual                                          14            178

    Total non-performing                                       84            373

Total loans end of period                                  27,468         25,809

Ratio of non-performing loans
   to total loans at end of period                           0.31%          1.45%


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

SUMMARY OF LOAN LOSS EXPERIENCE


                                                     Six Months Ended   Six Months Ended
                                                       June 30, 1998     June 30, 1997
                                                     -----------------  ----------------
                                                           (Dollars in thousands)
Average loans outstanding                                  26,540            25,186

Allowance, beginning of period                                269               253

Loans charged off during period:
    Commercial                                                 67                51
    Installment                                                 1                 1
    Real Estate                                                 0                 0
    Other                                                       0                 0
                                                            -----           -------
    Total charge offs                                          68                52

Recoveries during period:
    Commercial                                                  5                 0
    Installment                                                 1                 1
    Other                                                       0                 0
                                                            -----           -------
    Total recoveries                                            6                 1

Net Loans charged off
    during the period                                          62                51

Additions to allowance for
    possible loan losses                                       80                60

Allowance, end of period                                      287               262

Ratio of net loans charged off to
    average Loans outstanding
    during the period                                        0.23%             0.20%

Ratio of allowance to total
    loans at end of period                                   1.04%             1.01%


FUNDING SOURCES

     Average deposits for the six months ended June 30, 1998 were $38,656,000 an increase of 10.84% compared with the average balance for 1997. Average certificates of deposit represented 52.46% of average deposits for the six months ended June 30, 1998. Average interest bearing checking, money market and savings accounts as a group were 26.03% of average deposits. Average demand deposits represented 21.51% of average deposits.

     The Bank has a line of credit with the Federal Home Loan Bank of San Francisco. Four advances from the Federal Home Loan Bank with initial terms of more than one year totaled $4,000,000 at June 30, 1998. Each advance is for $1,000,000 with interest rates of 4.88%, 6.53%, 6.81% and 6.36% and maturity dates of October 1998, June 2000, June 2004 and January 2028. Management believes that these advances provide funds of medium and long duration at a lower cost than comparable deposits. The Bank did not utilize any short-term borrowings in 1998, 1997 or 1996.

CAPITAL RESOURCES

     The Bank maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends. At June 30, 1998, stockholders' equity was $3,150,500 versus $3,030,200 at December 31, 1997. The Company paid cash dividends of $0.12 and $0.11 per share in 1997 and 1996, respectively. The Bank paid cash dividends totaling $170,000 and $150,000 to the Corporation in 1997 and 1996.

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

     Under current rules, all banks were required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 risk-based capital ratio of 9.49% and a total risk-based capital ratio of 10.37% at June 30, 1998 well above the minimum regulatory requirements.

     The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill. The Bank had a leverage capital ratio of 6.64% at June 30, 1998.

LIQUIDITY

     Liquidity represents a bank's ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs. For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers. In the ordinary course of the Bank's business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings. In addition, the Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $5,070,000 to meet temporary liquidity requirements.

     As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets ("primary liquidity"), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets. In addition, it seeks to generally limit loans to not more than 90 percent of deposits. Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing. The Bank's primary liquidity at June 30, 1998 was
33.99 percent, while its average loan to deposit ratio for the six months ended June 30, 1998 was 68.66 percent. The high level of liquidity has an adverse impact on interest income.

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

The Bank's maximum exposure to interest rate risk, defined as the difference in one-year rate-sensitive assets and one-year rate-sensitive liabilities as a percentage of total assets is 25% when asset sensitive (positive gap) and 15% when liability sensitive (negative gap). The following table sets forth the Bank's interest rate risk analysis as of june 30, 1998.

                                                                                       Falling Rates               Rising Rates
                                                                                   ----------------------      --------------------
                                                                      One Year      One Year     One Year
                                                                       Balance      Earnings      Income       Earnings    Income
                                                                        Sheet        Change      Statement      Change    Statement
                                                                         Gap         Ratio*         Gap         Ratio*       Gap
RATE SENSITIVE ASSETS
  DUE FROM BANKS- TIME                                                    100          70%            70          70%          70

  LOANS:
 Fixed rate -less than- 1 year                                          2,684          86%         2,311          86%       2,311
 Floating rate -less than- 1 year                                      13,281          90%        11,985          90%      11,985

  SECURITIES:
 Fed Funds Sold & Repos                                                 5,255         100%         5,255         100%       5,255
 Fixed Rate Securities - Callable -less than- 1 year                    1,000          66%           658           0%           0
                                                                       ------                     ------                   ------
 Total Rate Sensitive Assets                                           22,320                     20,278                   19,621

RATE SENSITIVE LIABILITIES

 Savings                                                                3,167          30%           960          30%         960
 Money Market Checking                                                  5,790          16%           910          16%         926
 Money Market Savings                                                   1,435          28%           398          28%         398
 CDs -greater than- $100,000                                            6,157          79%         4,845          79%       4,845
 CDs -less than- $100,000                                               7,407          79%         5,854          79%       5,854
 FFP, Repos & Other Borrowing                                           1,000          65%           648          65%         648
                                                                       ------                     ------                   ------
 Total Rate Sensitive Liabilities                                      24,956                     13,615                   13,631

RATE SENSITIVITY GAP (ASSETS-LIABILITIES)                              (2,636)                     6,663                    5,990

TOTAL ASSETS                                                           47,231                     47,231                   47,231

GAP AS A PERCENTAGE OF TOTAL ASSETS                                     (5.58%)                    14.11%                   12.68%

Estimated change in net interest margin if prime rate falls 1%:                                   (66.63)

Estimated change in net interest margin if prime rate rises 1%:                                                             59.90


     The Corporation has no sources of revenues or liquidity other than dividends, tax equalization payments or management fees from the Bank. The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law.

INVESTMENT SECURITIES

     The following table sets forth the book and market value of the Bank's investment securities at June 30, 1998:

                       INVESTMENT PORTFOLIO MIX

                                                Book         Market
                                                Value        value
                                              ---------     --------
                                               (Dollars in thousands)
Available for sale:
Equity Securities                                 588            588

Held to maturity:
U.S. Agency securities                          2,500          2,513
State/Local Agency securities                   4,766          4,685
                                              -------        -------
Total                                           7,854          7,786


     The following table summarizes the maturity of the Bank's investment securities at June 30, 1998:

                      INVESTMENT PORTFOLIO MATURITIES
                              (Dollars in thousands)

                                                   over 1         over 3        over 5
                                     1 year        through        through       through         over
                                    for less       3 years        5 years       15 years       15 years
                                    --------       -------        -------       --------       --------
U.S. Agency securities                  ---            ---            ---          1,500          1,000
State/Local Agencies                    ---            ---            ---            ---          4,766
Equity Securities                       588            ---            ---            ---            ---
                                    -------        -------         ------        -------       --------
Total                                   588            ---            ---          1,500         5,766


                           PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     In May 1998 Monterey County Bank entered into a settlement agreement with Monterey Bay Bank, whereby Monterey County Bank agreed to terminate its trade name infringement litigation against Monterey Bay Bank. Under the terms of the agreement Monterey County Bank received a one-time payment in the amount of $117,131.48.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The following proposals were presented to shareholders at the Corporation's annual shareholders' meeting held on June 12, 1998.

Proposal Number 1:  Election of Directors

                                            Number of          Number of
                                        Affirmative Votes    Votes Withheld
                                        -----------------    --------------
Charles T. Chrietzberg, Jr.                   636,026            10,572
Sandra G. Chrietzberg                         523,666           122,932
Peter J. Coniglio                             636,698             9,900
Carla S. Hudson                               634,411            12,187
John M. Lotz                                  634,411            12,187


Proposal Number 2:  Approval of the Northern California Bancorp, Inc. 1998
                    Stock Option Plan.


                   Number of          Number of        Number of
              Affirmative Votes     Votes Against     Abstentions
              -----------------     -------------     -----------
                   497,977             151,058          11,830


Item 5.  Other Information.

     As we approach the year 2000 we are addressing a critical issue concerning computer systems, both hardware operating systems and software programs. The issue involves the ability of systems to recognize date values on and after January 1, 2000. Many operating systems and software programs were written to recognize two digit year date values, i.e. 98 in the year field represents 1998. As a result these systems and programs may recognize 00 in a date field as the year 1900 rather than 2000. This issue affects all users of computer systems, not just financial institutions.

     The Company has established a plan of action designed to ascertain the actions necessary to address the "Year 2000" issue. The Company has received information from each of its service providers and software vendors regarding their Year 2000 compliance. The Company's hardware operating systems have been tested for Year 2000 compliance, two older personal computers failed the tests and will be replaced. All current and prospective borrowers, who may be impacted by the Year 2000 problem, have been/will be asked to complete a questionnaire regarding their Year 2000 readiness. In addition, efforts are being made to increase the awareness level of all customers through direct mailings and messages printed on bank statements and notice forms. The Company has budgeted $28,800 for 1998 Year 2000 expense. Projections for 1999 Year 2000 expense will be dependant in large part on the evaluation of responses received from service providers, software vendors and borrowers.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                NORTHERN CALIFORNIA BANCORP, INC.

Date:  August 6, 1998           By:  /s/ Charles T. Chrietzberg, Jr.
                                    ----------------------------------
                                    Charles T. Chrietzberg, Jr.
                                    Chief Executive Officer
                                    and President

Date: August 6, 1998            By:  /s/  Bruce N. Warner
                                    -----------------------------------
                                    Bruce N. Warner
                                    Chief Financial Officer and
                                    Principal Accounting Officer