Form 10-Q
period 1998-09-30
NORTHERN CALIFORNIA BANCORP INC
filed 1998-11-09
CIK 1006820

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB




          X    Quarterly report under Section 13 or 15(d) of the Securities
        -----  Exchange Act of 1934 for the quarterly period ended September 30,
               1998

               Transition report under Section 13 or 15(d) of the Securities ----- Exchange Act of 1934 (No fee required) for the period from
               _______________ to ______________


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
Yes X       No
   ----       ----


     As of November 3, 1998, the Corporation had 855,044 shares of common stock outstanding.

                           PART I-FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                        NORTHERN CALIFORNIA BANCORP, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                                     SEPTEMBER 30        DECEMBER 31
                                                                                         1998               1997
                                                                                     -----------         -----------
ASSETS:

Cash and Cash Equivalents                                                              2,828,200          11,060,600
Due From Bank - Time Deposits                                                            100,000             100,000
Investment Securities, available for sale (Note 1)                                       594,500             480,200
Investment Securities, held to maturity (Note 1)                                       7,265,600           5,495,300
Federal Funds Sold                                                                     6,690,000                   0
Loans Held for Sale                                                                    1,097,500             543,400
Gross Loans (Note 2)                                                                  27,088,200          25,370,800
Allowance for Possible Loan Losses (Note 3)                                             (288,200)           (269,100)
Deferred Origination Fees                                                                (33,900)            (39,600)
                                                                                     -----------         -----------
  Net Loans                                                                           26,766,100          25,062,100
Bank Premises and Equipment, Net                                                       1,863,100           1,898,900
Interest Receivable and Other Assets                                                   2,013,800           1,472,100
                                                                                     -----------         -----------
    Total Assets                                                                      49,218,800          46,112,600
                                                                                     -----------         -----------
                                                                                     -----------         -----------

LIABILITIES AND SHAREHOLDERS' EQUITY:

Total Deposits (Note 4)                                                               41,265,800          39,205,600
Borrowed Funds                                                                         4,000,000           3,000,000
Interest Payable and Other Liabilities                                                   643,000             876,800
                                                                                     -----------         -----------
    Total Liabilities                                                                 45,908,800          43,082,400
                                                                                     -----------         -----------

Shareholders' Equity:

  Common Stock - No Par Value
    Authorized: 2,500,000 in 1998 and 1997
    Outstanding:858,526 in 1998 and 1997                                               2,716,800           2,716,800
  Retained Earnings                                                                      568,700             241,200
  Unrealized Gain (Loss) Available
      for Sale Securities                                                                 24,500              72,200
                                                                                     -----------         -----------
    Total Shareholders' Equity                                                         3,310,000           3,030,200
                                                                                     -----------         -----------
    Total Liabilities & Shareholders' Equity                                          49,218,800          46,112,600
                                                                                     -----------         -----------
                                                                                     -----------         -----------

                        NORTHERN CALIFORNIA BANCORP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Three Months Ended                Nine Months Ended
                                                           September 30                      September 30
                                                     --------------------------       --------------------------
                                                         1998          1997               1998          1997
                                                     ------------   -----------       ------------  ------------
INTEREST INCOME:
  Interest and Fees on Loans                             753,500       717,400          2,197,700     2,054,800
  Interest on Time Deposits with
    Financial Institutions                                 1,500             0              4,600             0
  Interest on Investment Securities                      111,400        89,000            368,200       239,000
  Interest on Federal Funds                               80,600        76,800            218,000       197,600
                                                     ------------   -----------       ------------  ------------
    Total Interest Income                                947,000       883,200          2,788,500     2,491,400
                                                     ------------   -----------       ------------  ------------

INTEREST EXPENSE:
  Interest on Interest-Bearing
    Transaction Accounts                                  26,700        31,300             81,400        89,500
  Interest on Savings Accounts                            17,700        12,600             44,700        36,800
  Interest on Time Deposits                              295,500       292,400            892,900       845,300
  Interest on Other Borrowed Funds                        62,000        46,000            182,900        80,000
                                                     ------------   -----------       ------------  ------------
    Total Interest Expense                               401,900       382,300          1,201,900     1,051,600
                                                     ------------   -----------       ------------  ------------

    Net Interest Income                                  545,100       500,900          1,586,600     1,439,800
                                                     ------------   -----------       ------------  ------------
PROVISION FOR POSSIBLE LOAN LOSSES                             0        60,000             80,000       120,000
                                                     ------------   -----------       ------------  ------------
    Net Interest Income After
      Provision for Possible Loan Losses                 545,100       440,900          1,506,600     1,319,800
                                                     ------------   -----------       ------------  ------------

NONINTEREST INCOME:
  Service Charges on Deposit Accounts                    100,300        76,600            271,000       254,800
  SBA Loan Sales & Servicing Income                      108,300       107,100            245,900       224,700
  Other Operating Income                                 400,100       122,700            976,500       896,100
                                                     ------------   -----------       ------------  ------------
    Total Noninterest Income                             608,700       306,400          1,493,400     1,375,600
                                                     ------------   -----------       ------------  ------------

NONINTEREST EXPENSE:
  Salaries and Employee Benefits                         355,600       300,900          1,087,800       914,400
  Occupancy and Equipment Expense                         77,400        68,900            213,200       187,000
  Professional Fees                                       17,800        11,100           (23,000)        66,300
  Data Processing                                         49,000        40,800            143,600       129,200
  FDIC & State Assessments                                 3,300         4,900             10,900        15,900
  Other Operating Expenses                               421,500       148,800          1,108,100     1,032,700
   Income Tax Expense                                     76,200        19,600            131,900        67,600
                                                     ------------   -----------       ------------  ------------
    Total Noninterest Expense                          1,000,800       595,000          2,672,500     2,413,100
                                                     ------------   -----------       ------------  ------------
    NET INCOME (LOSS)                                    153,000       152,300            327,500       282,300
                                                     ------------   -----------       ------------  ------------
                                                     ------------   -----------       ------------  ------------

Earnings Per Common Share
   Primary                                                  0.18          0.17               0.38          0.32
   Diluted                                                  0.15          0.15               0.33          0.27

                        NORTHERN CALIFORNIA BANCORP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                                   1998               1997
                                                              -----------         ----------
NET INCOME                                                        327,500            282,300
Adjustments to net income:
  Depreciation and amortization expense                           101,800             80,900
  Amortization/Accretion on investments                             3,000               (500)
  (Gain) loss on sale of securities                                     0                  0
  Provision for possible loan losses                               80,000            120,000
  Increase in deferred servicing premium                                0            (51,500)
  Amortization of deferred servicing premium                       25,500             15,100
  Amortization of deferred income                                  (3,000)            (3,300)
  Increase (decrease) in accrued expenses                        (152,500)          (184,400)
  (Increase) decrease in prepaid expenses                        (505,200)           175,900
  Increase (decrease) in interest payable                         (65,800)          (138,000)
  (Increase) decrease in interest receivable                      (53,400)            24,900
  (Increase) decrease in loans held for sale                     (382,200)          (200,100)
                                                              -----------         ----------
  Total adjustments to net income                                (951,800)          (161,000)
                                                              -----------         ----------
                                                              -----------         ----------
Net cash provided (used) by operations                           (624,300)           121,300

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of investments                                 0                  0
  Proceeds from sale of investments                                     0                  0
  Principal payments on investments                             2,995,000          2,000,000
  Purchase of securities                                       (4,882,600)        (3,667,700)
  Unrealized gain (loss) available for sale securities            (48,100)            73,700
  Net (increase) decrease in loans                             (1,955,800)        (1,229,200)
  Proceeds from sale of equipment                                   2,800                  0
  Capital expenditures                                            (68,700)          (320,400)
  Stock Repurchase                                                      0            (62,800)
                                                              -----------         ----------
Net cash provided (used) in investing activities               (3,957,400)        (3,206,400)
                                                              -----------         ----------
                                                              -----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposit accounts                   2,061,700          1,056,500
  Net increase (decrease) in borrowed funds                     1,000,000          2,000,000
                                                              -----------         ----------
Net cash provided (used) by financing activities                3,061,700          3,056,500
                                                              -----------         ----------
                                                              -----------         ----------

Net increase (decrease) in cash & cash equivalents             (1,542,400)           (28,900)
Cash & cash equivalents - beginning of year                    11,160,600          9,820,100
                                                              -----------         ----------
                                                              -----------         ----------

Cash & cash equivalents - end of period                         9,618,200          9,791,200

NOTES TO FINANCIAL STATEMENTS

                                                                    SEPTEMBER 30      DECEMBER 31
                                                                        1998              1997
                                                                    ------------      -----------
(NOTE 1) INVESTMENT SECURITIES:

Available for sale:
  Other Securities                                                     594,500           480,200
                                                                    -----------       -----------
                                                                    -----------       -----------

Held to maturity:

  US Treasury Securities                                                     0           499,900
  US Government Securities                                           2,500,200         4,995,400
  State and Local Agency Securities                                  4,765,400            ---
                                                                    -----------       -----------
                                                                     7,265,600         5,495,300
                                                                    -----------       -----------
                                                                    -----------       -----------

(NOTE 2) GROSS LOANS:

  Commercial and Industrial                                         11,457,300        10,299,500
  Construction                                                         182,700           346,500
  Real Estate - Mortgage                                            14,663,600        13,920,900
  Installment                                                          623,200           519,900
  Government Guaranteed Loans Purchased                                161,400           284,000
                                                                    -----------       -----------
  Gross Loans                                                       27,088,200        25,370,800

(NOTE 3) ALLOWANCE FOR POSSIBLE LOAN LOSSES:

  Balance at Beginning of Period                                       269,100           253,500
  Recoveries                                                             9,000             1,800
  Provision for Possible Loan Losses                                    80,000           120,000
  Loans Charged Off                                                    (69,900)         (106,200)
                                                                    -----------       -----------
  Balance at End of Period                                             288,200           269,100

(NOTE 4) DEPOSITS:

  Demand                                                            10,916,400         8,734,200
  Interest-Bearing Transaction                                       7,303,200         7,483,900
  Savings                                                            3,356,000         2,145,300
  Time Under $100,000                                               11,981,800        12,742,700
  Time Equal to or Greater than $100,000                             7,708,400         8,099,500
                                                                    -----------       -----------
                                                                    41,265,800        39,205,600

(NOTE 5) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Payments during the period ending:                                  9/30/98            9/30/97
                                                                    -----------       -----------
    Interest                                                         1,084,800           971,700
    Income Taxes                                                       140,500            67,600


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     The following discussion reviews and analyzes the operating results and financial condition of the Corporation, focusing on the Bank. It should be read in conjunction with the financial statements and the other financial data presented elsewhere herein. The Corporation has had no activities other than its organization.

     For the nine months ended September 30, 1998 net income was $327,500, an increase of $45,200 when compared to the same period in 1997. The increase in earnings during this period was the result of a $186,800 increase in net interest income after provision for loan losses, a $117,800 increase in net non-interest income, and a $259,400 increase in non-interest expense. Net income for the period was significantly affected by two factors 1) the recovery of approximately $117,000 in legal expenses associated with a trade name infringement lawsuit and 2) a change in accounting whereby annual bonuses are accrued quarterly rather than expensed at year end, $141,000 was accrued through September 30, 1998.

     The following table sets forth certain selected financial ratios of the Corporation at, and for the nine months ended, September 30, 1998 and 1997.

                                                 For the nine months              For the nine months
                                              Ended September 30, 1998          Ended September 30, 1997
                                              ------------------------          ------------------------
                                                      (Dollars in thousands except per share data)
Summary of Operating Results:

Total interest income                                    2,788                             2,492
Total interest expense                                   1,202                             1,052
                                                       --------                         ---------
Net interest income                                      1,587                             1,440

Provision for possible
  loan losses                                               80                               120
                                                       --------                         ---------
Net interest income after
  provision for loan loss                                1,507                             1,320

Total other income                                       1,493                               788
Total other expense                                      2,541                             1,763
                                                       --------                         ---------

Income (loss) before taxes                                 459                               345
Provision for income tax                                   132                                63
                                                       --------                         ---------

Net income (loss)                                          327                               282


Per Common Share Data:

Net income - Primary (1)                                  0.38                              0.32
Net income - Diluted (2)                                  0.33                              0.27
Book value, end of period                                 3.86                              3.64
Avg shares outstanding (3)                             858,526                           871,525

Balance Sheet Data:

Total loans, net of
   unearned income (4)                                  28,152                            25,875
Total assets                                            49,219                            39,154
Total deposits                                          41,266                            36,029
Stockholders' equity                                     3,310                             3,125



                                                  For the nine months               For the nine months
                                                 Ended September 30, 1998         Ended September 30, 1997
                                                 ------------------------         ------------------------
Selected Financial Ratios:

Return on average assets(5)                                  0.93%                             0.92%

Return on average
  stockholders' equity(6)                                   13.81%                            12.39%

Net interest spread                                          4.50%                             4.80%

Net interest margin                                          5.21%                             5.46%

Avg shareholders' equity
  to average assets                                          6.74%                             7.82%

Risked-Based capital ratios

   Tier 1                                                    9.65%                            11.73%
   Total                                                    10.50%                            10.77%
Total loans to total deposits
  at end of period                                          68.22%                            71.56%

Allowance to total loans
  at end of period                                           1.01%                             1.03%

Non-performing loans to total
  loans at end of period                                     0.95%                             1.20%

Net charge-offs to
  average loans                                              0.23%                             0.39%


(1) Primary earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year. The weighted average number of common shares used for this computation was 858,526 and 871,525 for September 30, 1998 and 1997, respectively.

(2) Diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,002,700 and 1,034,574 for September 30, 1998 and 1997, respectively.

(3) Weighted average common shares.
(4) Includes loans being held for sale.
(5) Averages are of daily balances.
(6) Calculated on an annualized basis.

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

     Net interest income for the nine month period ended September 30, 1998 was $1,586,600 compared to $1,439,800 for the same period in 1997. The increase of $146,800 resulted from total interest income increasing $297,100, while total interest expense increased $150,300. Average interest earning assets increased $5,575,000 (15.92%), while the average rate earned decreased 30 basis points. The decrease in the average interest rate earned was due to increased investment in instruments other than loans, which bear lower yields than loans. Average interest bearing liabilities increased $4,356,000 (14.49%), while the average rate paid was unchanged.

     The following table shows the components of the Bank's net interest income, setting forth, for each the nine months ended September 30, 1998 and 1997, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v)the net interest yield on average interest-earning assets (i. e., net interest income divided by average interest-earning assets). Yields are not computed on a tax-equivalent basis. Non-accrual loans and overdrafts are included in average loan balances. Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

                                         The Nine Months                             The Twelve Months
                                        Ended September 30,                          Ended December 31,
                                    1998                     1997                           1997
                           -----------------------  ----------------------         -----------------------
                                    Int     Avg              Int    Avg                     Int      Avg
                             Avg    Earn     %        Avg    Earn    %               Avg    Earn      %
                             Bal    Paid   Rate       Bal    Paid   Rate             Bal    Paid     Rate
                           -----------------------  ----------------------         -----------------------
                                                    (Dollars in thousands)
Interest Earning Assets:

Int-bearing deposits
  at other banks                100     5    6.16         0     0    0.00               71      5    7.67
Invest securities             8,260   368    5.94     4,469   239    7.13            1,519     90    5.91
Federal funds sold            5,123   218    5.67     4,877   198    5.40            6,460    341    5.27
                            --------------          --------------                  --------------

Total investments            13,483   591    5.84     9,346   437    6.23            8,050    436    5.42

Loans
  Real estate                14,391 1,118   10.36    14,426 1,108   10.24           13,138  1,368   10.41
  Installment                   537    51   12.54       556    47   11.27              686     80   11.70
  Commercial                 12,189 1,029   11.25    10,698   894   11.14           10,823   1256   11.61
                            --------------          --------------                  --------------

Total loans                  27,117 2,198   10.81    25,680 2,049   10.64           24,647  2,704   10.97

Total Interest
  earning assets             40,600 2,788    9.16    35,026 2,486    9.46           32,697  3,140    9.60
                            --------------          --------------                  --------------
                            --------------          --------------                  --------------

Interest Bearing
Liabilities:

Int-bearing demand            5,904    52    1.17     5,171    55    1.41            4,534     64    1.40
Money market savings          1,665    30    2.38     1,944    35    2.38            1,911     45    2.34
Savings deposits              2,698    45    2.21     2,225    37    2.21            2,541     70    2.76
Time deposits > $100M         8,198   360    5.86     6,829   298    5.82            5,698    338    5.92
Time deposits < $100M        11,969   533    5.93    12,013   547    6.08           11,774    735    6.24
Other Borrowing               3,982   183    6.12     1,879    80    5.68            1,790     83    4.62
                            --------------          --------------                  --------------

Total interest
  bearing liabilities        34,416 1,202    4.66    30,061 1,052    4.66           28,249  1,334    4.72
                            --------------          --------------                  --------------
                            --------------          --------------                  --------------

Net interest income                 1,587                   1,434                           1,806

Net interest spread                          4.50                    4.80                            4.88

Net yield on interest
  earning assets                             5.21                    5.46                            5.52


                                              Nine Months                             Twelve Months
                                           Ended September 30,                      Ended December 31,
                                               1998 vs 1997                            1997 vs 1996
                                               ------------                            ------------
                                             Increase(Decrease)                      Increase(Decrease)
                                               Due to changes                          Due to Changes
                                       ------------------------------         ------------------------------
                                          Avg       Avg                        Avg        Avg
                                         Volume     Rate       Total          Volume      Rate        Total
                                       ------------------------------         ------------------------------
                                                               (Dollars in thousands)
Interest Earning Assets:

Int-bearing deposits
  at other banks                          5           0            5          (22)          (1)         (23)
Invest securities                       203         (74)         129           21           (7)          14
Federal funds sold                       10          10           20           75          (13)          62
                                       ------------------------------         ------------------------------

Total investments                       193         (39)         154           86          (33)          53

Loans
  Real estate                            (3)         13           10           52          (55)          (3)
  Installment                            (2)          5            4          (35)           3          (32)
  Commercial                            125          10          135           89           78          166
                                       ------------------------------         ------------------------------
  Total loans                           115          34          149          107           24          131

Total Interest Earning Assets           308          (5)         303          241          (56)         185
                                       ------------------------------         ------------------------------
                                       ------------------------------         ------------------------------

Interest Bearing Deposits:

Int-bearing demand                        8         (11)          (3)          (0)           3            3
Money market savings                     (5)          0           (5)           1            2            3
Savings deposits                          8           0            8           41           (3)          38
Time deposits > $100M                    60           3           62           41           (5)          36
Time deposits < $100M                    (2)        (13)         (15)         121            9          130
Other Borrowing                          90           6           96          (10)           0           (9)
                                       ------------------------------         ------------------------------

Total interest bearing deposits         152          (2)         150          100           51          151
                                                                              ------------------------------
                                                                              ------------------------------

Net change in net interest              156          (3)         153          141         (106)          34


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

     Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At September 30, 1998 and 1997 the Bank's allowance stood at
1.01 percent and 1.03 percent of gross loans, respectively. A provision of $80,000 was made to the allowance during the nine months ended September 30, 1998, compared to a provision of $120,000 in the same period in 1997. Charged off loans during the nine months ended September 30, 1998 and 1997 totaled $69,900 and $102,200 respectively. Recoveries for the same periods were $9,000 and $1,800, respectively.

     The Bank's non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans was 0.95 percent at September 30, 1998 compared with 1.19 percent at September 30, 1997 and 0.81 percent at December 31, 1997.

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

NON-INTEREST INCOME

     Total non-interest income for the nine months ended September 30, 1998 was $1,493,400, compared with $1,375,600 for the same period in 1997. The increase of $117,800 was the result of a $16,200 increase in service charges on deposit accounts, income from SBA loan sales and servicing increased $21,200 and income from other service charges, commissions and fees increased $80,400. Merchant credit card processing accounted for $68,900 of the increase in other service charges, commissions and fees.

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

     There can be no assurance that the gains on sale will continue at, or above, the levels realized in the past three years. In addition, increasing competition among lenders for qualified SBA borrowers makes it difficult for the Bank to continually expand its program in this area, and may limit the level of premium that can be earned with regard thereto. Furthermore, the SBA recently began requiring lenders to share a portion of premiums in excess of 10% earned on the sale of the guaranteed portions, and to pay 50 basis points on the outstanding guaranteed balance. Management cannot predict that the impact of these changes will not have a significant impact on SBA income.

NON-INTEREST EXPENSE

     Salary and benefits expense for the nine months ended September 30, 1998 increased $173,400 compared with the same period in 1997. The increase was primarily due to employee merit pay increases and accrual of annual bonuses on a quarterly basis in 1998 verses year end in 1997.

     Total occupancy and equipment expense for the nine months ended September 30, 1998 was $213,200 compared to $187,000 for the same period in 1997. The increase of $26,200 was due to increases in maintenance expense ($13,200), depreciation expense increased ($5,700), premises rent ($3,200), utilities ($4,300), janitorial services ($4,700) and property taxes ($4,100) while net merchant terminal expense decreased ($5,600).

     Data processing expense for the nine months ended September 30, 1998 increased $14,400 compared to the same period in 1997. The increase was due to a 1.4% cost of living increase, effective July 1998 and increased numbers of accounts and transactions.

     For the nine months ended September 30, 1998 professional fees decreased $89,300 compared to the same period in 1997. The decrease resulted from the recovery of legal expenses associated with a trade name infringement lawsuit.

     Other expenses for the nine months ended September 30, 1998 totaled $1,119,000 compared with $1,048,600 for the same period in 1997. Significant changes occurred in the following categories with increases in merchant processing expense ($78.300), Year 2000 expense ($19,200), loan expense ($12,200), messenger and freight ($4,400) and insurance ($3,900); decreases occurred in business development ($15,100), telephone expense ($6,100), donations ($5,900) and SBA loan expense ($17,000).

LOANS

     Loans represented 66.79% of average earning assets, and 57.80% of average total assets for the nine months ended September 30, 1998, compared with 73.32% and 62.91%, respectively during 1997. For the nine months ended September 30, 1998 average loans increased 5.60% from $25,679,000 for the same period in 1997 to $27,117,000. Average commercial loans increased $1,492,000 (13.95%); while average real estate loans decreased $35,000 (.24%) and average installment loans decreased $19,000 (3.42%).

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

     The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as "non-performing loans"):

                                                        Nine Months Ended
                                                           September 30,
                                                     1998                 1997
                                                  -----------           ----------
                                                     (Dollars in thousands)
ACCRUING,
PAST DUE 90 DAYS OR MORE:

Real Estate                                               258                  195
Commercial                                                  0                    0
Installment                                                 0                    0
Other                                                       0                    0
                                                  ------------          -----------
    Total accruing                                        258                  195


NONACCRUAL LOANS:

Real Estate                                                 2                   67
Commercial                                                  0                   31
Installment                                                 7                   25
Other                                                       0                    0
                                                  ------------          -----------
    Total non-accrual                                       9                  123

    Total non-performing                                  267                  318

Total loans end of period                              28,186               26,678

Ratio of non-performing loans
    to total loans at end of period                     0.95%                1.19%


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

SUMMARY OF LOAN LOSS EXPERIENCE

                                                 Nine Months Ended                 Nine Months Ended
                                                 September 30, 1998                September 30, 1997
                                                 ------------------                ------------------
                                                                (Dollars in thousands)
Average loans outstanding                               27,117                             25,680

Allowance, beginning of period                             269                                253

Loans charged off during period:

    Commercial                                              69                                101
    Installment                                              1                                  1
    Real Estate                                              0                                  0
    Other                                                    0                                  0
                                                    ----------                         -----------
    Total charge offs                                       70                                102

Recoveries during period:
    Commercial                                               8                                  1
    Installment                                              1                                  1
    Other                                                    0                                  0
                                                    ----------                         -----------
    Total recoveries                                         9                                  2

Net Loans charged off
    during the period                                       61                                100

Additions to allowance for
    possible loan losses                                    80                                120

Allowance, end of period                                   288                                273

Ratio of net loans charged off to
    average Loans outstanding
    during the period                                    0.22%                              0.39%

Ratio of allowance to total
    loans at end of period                               1.01%                              1.03%


FUNDING SOURCES

     Average deposits for the nine months ended September 30, 1998 were $39,220,000 an increase of 10.59% compared with the average balance for 1997. Average certificates of deposit represented 51.42% of average deposits for the nine months ended September 30, 1998. Average interest checking account, money market and savings accounts as a group were 26.18% of average deposits. Average demand deposits represented 22.40% of average deposits.

     The Bank has a line of credit with the Federal Home Loan Bank of San Francisco. Three advances from the Federal Home Loan Bank with initial maturities of more than one year totaled $4,000,000 at September 30, 1998. Each advance is for $1,000,000 with interest rates of 4.88%, 6.53, 6.81% and 6.36% and maturity dates of October 1998, June 2000, June 2004 and January 2028. Management believes that these advances provide funds at a lower cost than comparable deposits. The Bank did not utilize any short term borrowings in 1998, 1997 or 1996.

CAPITAL RESOURCES

     The Company maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends. At September 30, 1998, stockholders' equity was $3,310,000 versus $3,030,200 at December 31, 1997. The Company paid cash dividends of $0.12 and $0.11 per share in 1997 and 1996. The Bank paid cash dividends totaling $20,000, $170,000 and $150,000 to the Corporation in 1998, 1997 and 1996.

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

     Under current rules, all banks were required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 risk-based capital ratio of 9.65% and a total risk-based capital ratio of 10.50% at September 30, 1998 (calculated under regulatory accounting principles), well above the minimum regulatory requirements.

     The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill. The Bank had a leverage capital ratio of 6.75% at September 30, 1998 (calculated under regulatory accounting principles).

LIQUIDITY

     Liquidity represents a bank's ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs. For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers. In the ordinary course of the Bank's business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings. In addition, the Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $5,500,000 and a $1,000,000 Federal Funds borrowing line with the Pacific Coast Bankers' Bank, to meet temporary liquidity requirements.

     As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets ("primary liquidity"), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets. In addition, it seeks to generally limit loans to not more than 90 percent of deposits. Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing. The Bank's primary liquidity at September 30, 1998 was 35.02 percent, while its average loan to deposit ratio for the nine months ended September 30, 1998 was 69.41 percent. The high level of liquidity has an adverse impact on interest income.

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

     The Bank's maximum exposure to interest rate risk, defined as the difference in one-year rate-sensitive assets and one-year rate-sensitive liabilities as a percentage of total assets is 25% when asset sensitive (positive gap) and 15% when liability sensitive (negative gap). The following table sets forth the Bank's interest rate risk analysis as of September 30, 1998.

                                                              FALLING RATES            RISING RATES
                                                           ---------------------   --------------------
                                                            One Year   One Year    One Year
                                                Balance     Earnings    Income     Earnings      Income
                                                 Sheet       Change    Statement    Change    Statement
                                                  Gap        Ratio       Gap         Ratio          Gap
RATE SENSITIVE ASSETS

  DUE FROM BANKS-TIME                               100       74%           74         74%           74

  LOANS:
      Fixed rate < 1 year                         4,011       87%        3,496         87%        3,496
      Floating rate < 1 year                     12,731       91%       11,583         91%       11,583

  SECURITIES:
      Fed Funds Sold & Repos                      6,690      100%        6,690        100%        6,690
      Fixed Rate Securities - Callable < 1 year   1,500       74%        1,109          0%            0

                                                --------               --------                ---------
      Total Rate Sensitive Assets                25,032                 22,951                   21,843

RATE SENSITIVE LIABILITIES

      Savings                                     3,356       30%        1,007         30%        1,007
      Money Market Checking                       5,875       16%          916         16%          939
      Money Market Savings                        1,429       28%          397         28%          397
      CDs > $100,000                              5,737       78%        4,495         78%        4,495
      CDs < $100,000                              8,109       79%        6,418         79%        6,418
      FFP, Repos & Other Borrowing                1,000       69%          692         69%          692

                                                --------              ---------               ----------
      Total Rate Sensitive Liabilities           25,505                 13,925                   13,949

Rate Sensitivity GAP (Assets-Liabilities)          (473)                 9,026                    7,894

Total Assets                                     49,215                 49,215                   49,215

GAP as a Percentage of Total Assets               (0.96)%               18.34%                   16.04%

Estimated change in net interest margin if prime rate falls 1%:        (90.26)

Estimated change in net interest margin if prime rate rises 1%:                                   78.94


     The Corporation has no sources of revenues or liquidity other than dividends, tax equalization payments or management fees from the Bank. The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law.

INVESTMENT SECURITIES

     The following table sets forth the book and market value of the Bank's investment securities as of September 30, 1998:

                                                            INVESTMENT PORTFOLIO MIX

                                                               September 30, 1998
                                                             Book              Market
                                                             value             value
                                                         --------------     -------------
                                                              (Dollars in thousands)
Available for sale:
Equity Securities                                              595                595

Held to maturity:
U.S. Agency securities                                       2,500              2,534
State/Local Agency securities                                4,766              4,824
                                                         ----------         ----------
Total                                                        7,861              7,953



     The following table summarizes the maturity of the Bank's investment securities at September 30, 1998:

                                                    INVESTMENT PORTFOLIO MATURITIES
                                                         (Dollars in thousands)
                                                      over 1       over 3          over 5
                                        1 year        through      through        through         over
                                        or less       3 years      5 years        15 years      15 years
                                       ----------    ----------   -----------    -----------   -----------
U.S. Agency securities                    ---           ---          ---              2,500       ---
State/Local Agencies                      ---           ---          ---            ---             4,766
Equity Securities                            595        ---          ---            ---           ---
                                       ----------    ----------   -----------    -----------   -----------
Total                                        595        ---          ---              2,500         4,766


                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

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


                                    NORTHERN CALIFORNIA BANCORP, INC.
Date:  November 5, 1998             By:  /s/ Charles T. Chrietzberg, Jr.
       ----------------                ---------------------------------
                                             Charles T. Chrietzberg, Jr.
                                             Chief Executive Officer
                                             and President

Date: November 5, 1998              By:  /s/ Bruce N. Warner
      ----------------                 ---------------------
                                             Bruce N. Warner
                                             Chief Financial Officer and
                                             Principal Accounting Officer