Form 10KSB40
period 1998-12-31
NORTHERN CALIFORNIA BANCORP INC
filed 1999-03-25
CIK 1006820

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON D.C.  20549
                                    FORM 10-KSB


     /X/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) for fiscal year ended DECEMBER 31, 1998

     / / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the period from ______________ to ______________

                           Commission File Number 0-27666

                         NORTHERN CALIFORNIA BANCORP, INC.
                   ----------------------------------------------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB   /X/

     Revenues for the year ended December 31, 1998.    $ 4,907,400.

     As of March 1, 1999, the Corporation had 940,322 shares of common stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Corporation was $1,567,600, based on the most recent sale at $3.00 per share on January 25, 1999.

     The following documents are incorporated by reference to the parts indicated of this Form 10-KSB:

     1. Portions of the Independent Auditor's Report for the fiscal year ended December 31, 1998 are incorporated by reference in Part I Item 3 and
Part II Item 6.

                        FORM 10-KSB CROSS REFERENCE INDEX

                                                                                           PAGE
PART I
------
ITEM 1         Business                                                                      3
ITEM 2         Properties                                                                   16
ITEM 3         Legal Proceedings                                                            16
ITEM 4         Submission of Matters to a Vote of Security Holders                          16

PART II
-------
ITEM 5         Market for the Corporation's Common Stock and Related
                  Stockholder Matters                                                       17
ITEM 6         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 19
ITEM 7         Financial Statements and Supplementary Data                                  41
                     Independent Auditors' Report on the Financial Statements             FS 1
                     Consolidated Balance Sheets at December 31, 1998 and 1997            FS 2
                     Consolidated Statements of Operations for each of the three years
                         in the period ended December 31, 1998                          FS 3-4
                     Consolidated Statements of Changes in Stockholders' Equity for
                         each of the three years in the period ended December 31, 1998    FS 5
                     Consolidated Statements of Cash Flows for each of the three years
                         in the period ended December 31, 1998                          FS 6-7
                     Notes to Consolidated Financial Statements                        FS 8-31
ITEM 8         Changes in and Disagreements with Accountants and Financial Disclosure       41

PART III
--------
ITEM 9         Directors, Executive Officers, Promoters and Control Persons: Compliance
                  with Section 16(a) of the Exchange Act                                    42
ITEM 10        Executive Compensation                                                       43
ITEM 11        Security Ownership of Certain Beneficial Owners and Management               46
ITEM 12        Certain Relationships and Related Transactions                               48
ITEM 13        Exhibits and Reports                                                         49
               Signatures                                                                   50

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

BANK SUBSIDIARY

     Monterey County Bank, an independent, California chartered commercial banking corporation was chartered by the State of California on July 30, 1976. The Bank's customer base includes individuals, small and medium sized businesses and a variety of government agencies with residences, offices or other relationships located in or about the city and county of Monterey, California, including the cities of Carmel and Pacific Grove. The Bank offers its customers a wide variety of the normal personal, consumer and commercial services expected of a locally owned, independently operated bank. The Bank's deposits are insured by the FDIC, and, as such, the Bank is subject to regulations by that federal agency and to periodic audits of its operations and documentary compliance by FDIC personnel. As a state chartered bank, which is not a member of the Federal Reserve System, it is also regulated and periodically examined by the California State Banking Department.

     The Bank's activities are conducted at its principal offices, 601 Munras Ave., Monterey, California and at its two branch offices in Carmel and Pacific Grove, California.

     At December 31, 1998 the Bank had total assets, deposits and shareholders' equity of approximately $51,140,300, $42,938,800 and $3,391,100, respectively.

EMPLOYEES

     At December 31, 1998 the Northern California Bancorp, Inc. and its subsidiary Monterey County Bank employed a total of 33 full time equivalent persons.

COMPETITION

     All phases of the Bank's business have been, since inception, and will continue to be subject to significant competitive forces. Although the Bank has increasing recognition in its primary service area and Monterey County, it nevertheless has to compete with other independent local banking institutions, including commercial banks and savings and loan associations, as well as branch offices of regional commercial banks, some of which have assets, capital and lending limits substantially larger than the Bank, as well as wider geographic markets, more support services and larger media advertising capabilities. The Bank will also compete with respect to its lending activities, as well as in attracting demand deposits, with savings banks, savings and loan associations, insurance companies, regulated small loan companies and credit unions, as well as securities brokerage offices which can issue commercial paper and other securities (such as shares in money market funds).

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

     At December 31, 1998, the Bank met the tests to be categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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


     PREMIUMS FOR DEPOSIT INSURANCE

     The FDIC adopted regulations implementing a risk-based premium system required by federal law. Under the regulations which cover the assessment periods commencing on and after January 1, 1994, insured depository institutions are required to pay insurance premiums within a range of 23 cents per $100 of deposits to 31 cents per $100 of deposits depending on their risk classification. The FDIC, effective September 30, 1995, lowered assessments from their rates of $.23 to $.31 per $100 of insured deposits to rates of $.04 to $.31, depending on the health of the bank, as a result of the re-capitalization of the BIF. The FDIC may alter the existing assessment rate structure for deposit insurance and may change the base assessment rate (currently, 4 to 31 basis points per year) by rulemaking with notice and comment. Without notice or comment, the FDIC may increase or decrease the current rate schedule uniformly by as much as 5 basis points, as deemed necessary to maintain the target designated reserve ratio 1.25 percent (fund balance to estimated insured deposits). The insured deposit rates for 1998 were $.00 to $.27, these rates are projected to continue through the first half of 1999.

     The Financing Corporation (FICO), established by the Competitive Equality Banking Act of 1987, is a mixed-ownership government corporation whose sole purpose was to function as the financing vehicle for the Federal Savings & Loan Insurance Corporation (FSLIC). Effective December 12, 1991, as provided by the Resolution Trust Corporation Refinancing, Restructuring and Improvement Act of 1991, the FICO's ability to issue new debt was terminated. Outstanding FICO bonds, which are 30-year non-callable bonds with a principal amount of approximately $8.1 billion, mature in 2017 through 2019.

     The FICO has assessment authority, separate from the FDIC's authority to assess risk-based premiums for deposit insurance, to collect funds from FDIC-insured institutions sufficient to pay interest on FICO bonds. The FDIC acts as collection agent for the FICO. The Deposit

Insurance Funds Act of 1996 (DIFA) authorized the FICO to assess both Bank Insurance Fund (BIF) and Savings Association Insurance Fund (SAIF) insured deposits, and required the BIF rate to equal one-fifth the SAIF rate through the year 1999, or until the insurance funds are merged, whichever occurs first. Thereafter, BIF and SAIF insured deposits will be assessed at the same rate by FICO.

     The FICO assessment rate is adjusted quarterly to reflect changes in the assessment basis of the respective funds based on quarterly Call Report and Thrift Financial Report submissions. The FICO quarterly rates for 1998 were 1.256, 1.244, 1.22 and 1.164. The FICO quarterly rate for the first quarter of 1999 is 1.22.


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

     The Interstate Act is likely to increase competition in the Bank's market areas especially from larger financial institutions and their holding companies. It is difficult to assess the impact such likely increased competition will have on the Bank's operations.

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

ITEM 3. LEGAL PROCEEDINGS

     In May 1998 Monterey County Bank entered into a settlement agreement with Monterey Bay Bank, whereby Monterey County Bank agreed to terminate its trade name infringement litigation against Monterey Bay Bank. Under the terms of the settlement Monterey County Bank received a lump sum payment in the amount of $117,100.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None submitted.

                                      PART II

ITEM 5. MARKET FOR THE CORPORATION'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS.

     Neither the Corporation's, which is held by approximately 550 persons, nor the Bank's, stock has ever been actively traded. To the Corporation's knowledge no brokers have handled trades in the Bank's stock during the past four years, and there are no published "bid/asked" quotes for such stock or the stock of the Corporation. During the same period, no broker acted as a market maker for the Corporation or Bank's Common Stock. Accordingly, the market price data contained herein does not represent the value which would be assigned in an efficient market. The Common Stock is not listed on any securities exchange or quoted on the National Association of Securities Dealers Automated System.

     The Corporation, at the request of a shareholder, repurchased 3,482 shares of common stock at $3.00 per share. These transactions occurred during the fourth quarter of 1998.

     The following table sets forth, according to information known to the Corporation, the price paid per share in, and volume of, transactions in the Bank's stock during the quarters ended March 31, 1996 to December 31, 1998.

                          Quarter/Year                          Price                        Volume(1)
              -------------------------------------       -----------------              ------------------
                     1st quarter of 1996                         2.75                            6,720
                     2nd quarter of 1996                      2.50/2.75                          1,285
                     3rd quarter of 1996                         2.75                              210
                     4th quarter of 1996                         2.75                            1,574

                     1st quarter of 1997                      2.50/2.75                          1,772
                     2nd quarter of 1997                         2.75                              210
                     3rd quarter of 1997                      2.75/3.00                         22,144
                     4th quarter of 1997                         2.75                              762

                     1st quarter of 1998                         2.75                              787
                     2nd quarter of 1998                         3.00                              300
                     3rd quarter of 1998                         ---                                 0
                     4th quarter of 1998                      2.75/3.00                          6,328

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

     The Bank's payment of dividends, as a California chartered commercial banking corporation, is regulated by the California Financial Code. Under the California Financial Code, funds available for cash dividend payments by the Bank are restricted to the lessor of: (i) retained earnings; or (ii) the Bank's net income for its last three fiscal years (less any distributions to the stockholders made during such period). As of December 31, 1998, the Bank had $588,000 in retained earnings. The Bank's net income for the last three fiscal years less distributions to stockholders was $586,400.

          In December 1998 the corporation paid a ten (10) percent stock dividend. In December 1997 and 1996 the Corporation paid cash dividends of $.12 and $.11 per share, respectively. The Bank paid dividends totaling $50,000.00, $170,000.00 and $150,000.00 to the Corporation during 1998, 1997 and
1996, respectively.

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

     Net income for each of the last three years was $464,200 in 1998, $225,900 in 1997, and $213,400 in 1996. The primary net income per share for each of the last three years was $.49, $.24, and $.22 respectively. The diluted net income per share for the same time periods were $.42, $.20 and $.19, respectively. Return on average shareholders' equity was 14.43%, 7.34% and 7.25% in 1998, 1997 and 1996, respectively. Return on average assets was .97%, .54%, and .56% in 1998, 1997 and 1996, respectively.

     The increase in earnings for 1998 was due to an increase of $191,700 in net interest income after provision for loan losses, an increase of $76,400 in other income; an increase of $78,800 in operating expenses, a decrease of $101,700 in income taxes and an extraordinary item, litigation settlement, of $64,400 net of income tax expense of $52,700.

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

                                                     As of and for the years Ended December 31,
                                                     ------------------------------------------
                                              1998            1997          1996            1995             1994
                                          --------------   -----------  -------------   -------------    --------------
                                                        (Dollars in thousands except per share data)
Summary of Operating Results:

Total interest income                              3,757        3,399          3,140            2,952            2,734
Total interest expense                             1,603        1,447          1,334            1,183              933
                                            -------------  -----------  -------------  ---------------   --------------
Net interest income                                2,154        1,952          1,807            1,768            1,801

Provision for possible
   loan losses                                       130          120             53              120               30
                                            -------------  -----------  -------------  ---------------   --------------
Net interest income after
   provision for loan loss                         2,024        1,832          1,754            1,648            1,771

Total other income                                 1,152        1,074            983            1,035            1,036
Total other expense                                2,585        2,505          2,444            2,356            2,570
                                            -------------  -----------  -------------  ---------------   --------------

Income (loss) before taxes                           591          402            293              327              236
Provision for income tax                             127          176             80               49             (21)
                                            -------------  -----------  -------------  ---------------   --------------

Net income (loss)                                    464          226            213              278              257

Per Common Share Data:

Basic Earnings
Income before
extraordinary item (1)                              0.42         0.24           0.22             0.29             0.27
Extraordinary item (1)                              0.07          ---            ---              ---              ---
                                            -------------  -----------  -------------  ---------------   --------------
Net Income (1)                                      0.49         0.24           0.22             0.29             0.27

Diluted Earnings
Income before
extraordinary item (2)                              0.36         0.20           0.19             0.25             0.24
Extraordinary item (2)                              0.06          ---            ---              ---              ---
                                            -------------  -----------  -------------  ---------------   --------------
Net income (2)                                      0.42         0.20           0.19             0.25             0.24

Book value, end of period                           3.65         3.21           3.00             2.88             2.68
Avg shares outstanding (3)                       942,984      955,878        964,743          964,743          964,743

Balance Sheet Data:

Total loans, net of
   unearned income (4)                            28,250       25,606         25,310           22,494           23,918
Total assets                                      51,103       46,113         40,799           36,658           33,787
Total deposits                                    42,852       39,206         36,167           31,188           28,782
Stockholders' equity                               3,435        3,031          2,898            2,776            2,584

                                                              As of and for the Years Ended December 31,
                                                              ------------------------------------------
                                                    1998           1997            1996            1995         1994
                                                  ----------    -----------      ----------     -----------    --------
Selected Financial Ratios (5):

Return on average assets                              0.97%          0.54%            0.56%          0.79%       0.75%
Return on average
   stockholders' equity                              14.43%          7.34%            7.25%          9.57%       9.85%
Net interest spread                                   4.45%          4.74%            4.91%          5.24%       5.59%

Net interest margin                                   5.20%          5.42%            5.54%          5.86%       6.08%

Avg shareholders' equity
   to average assets                                  6.73%          7.37%            7.72%          8.24%       7.57%

Primary capital to assets
   at end of period                                   7.32%          7.85%            7.68%          8.14%       8.31%

Total loans to total deposits
   at end of period                                  65.92%         65.31%           65.31%         69.98%      83.10%

Allowance to total loans
   at end of period                                   1.18%          1.04%            1.01%          1.00%       1.01%

Nonperforming loans to total
   loans at end of period                             0.42%          0.81%            1.11%          0.14%       0.84%

Net charge-offs to
   average loans                                      0.23%          0.40%            0.10%          0.59%       0.16%

(1) Primary earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock during the year. The weighted average number of shares used for this computation was 868,453, for 1998, 881,405 for 1997 and 890,212 for 1996, 1995, and 1994.

(2) Fully diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include employee stock options. The weighted average number of shares used for this computation was 1,108,686, 1,121,983, 1,109,455, 1,131,997 and 1,050,926, in 1998,
     1997, 1996, 1995 and 1994, respectively.

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

                                               Years Ended                         Increase (Decrease)
                                               December 31,                         From Prior Year
                                          1998      1997       1996                1998/97              1997/96
                                       ---------------------------------    ------------------   -------------------
                                                                            Amt           %          Amt       %
                                                              (Dollars in thousands)
Interest Income                            3,757      3,399       3,140      358        10.53        259      8.25
Interest Expense                           1,603      1,447       1,334      156        10.77        113      8.49
                                       ----------  ---------   ---------  --------------------   ------------------
Net Interest Income                        2,154      1,952       1,806      202        10.35        146      8.08

     Net interest income increased $202,000 (10.35%) from 1997 to 1998. Average interest bearing assets increased 15.15%, while the average rate earned decreased 38 basis points, resulting in an increase of $357,800 in total interest income. Interest expense increased $156,100 the result of a 12.98% increase in average interest bearing liabilities and a 9 basis points decrease in the average rate paid. Average interest rates on loans increased 20 basis points. Of the $5,453,000 increase in earning assets $4,078,000 (74.8%) was in investment securities that provide a lower yield, average yield on investments was 5.71 percent, than loans which had an average yield of 10.78 percent in 1998.

     Net interest income increased $145,100 (8.08%) from 1996 to 1997. Average interest bearing assets increased 10.09%, while the average rate earned decreased 16 basis points, resulting in an increase of $258,700 in total interest income. Interest expense increased $113,600 the result of a 8.96% increase in average interest bearing liabilities and an 2 basis points decrease in the average rate paid. Average interest rates on loans decreased 39 basis points, due primarily to competitive pressures. Over half (57.7%) of the $3,300,000 increase in earning assets was in investment securities which provide a lower yield, average yield on investments was 6.46 percent, lower than loans which had an average yield of 10.58 percent in 1997.

     The following table shows the components of the Bank's net interest income, setting forth, for each of the three years ended December 31, 1998, 1997 and 1996 (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v) the net interest yield on average interest-earning assets (i. e., net interest income divided by average interest-earning assets). Yields are not computed on a tax-equivalent basis. Non-accrual loans and overdrafts are included in average loan balances. Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

                                             1998                         1997                         1996
                                  ---------------------------   --------------------------  ---------------------------
                                               Int    Avg                 Int      Avg                 Int      Avg
                                      Avg     Earn     %          Avg     Earn      %         Avg      Earn      %
                                      Bal     Paid    Rate        Bal     Paid     Rate       Bal      Paid     Rate
                                  ---------------------------   --------------------------  ---------------------------
                                                                 (Dollars in thousands)
Interest Earning Assets:
Int-bearing deposits
  at other banks                         100     6    5.98             24      1     4.36          71      5      7.67
Invest securities                      8,160   478    5.86          4,498    347     7.70       1,519     90      5.91
Federal funds sold                     5,771   317    5.49          5,432    296     5.45       6,460    341      5.27
                                    -----------------------        -----------------------   --------------------------
Total investments                     14,031   801    5.71          9,953    643     6.46       8,050    436      5.42

Loans
  Real estate                         14,641 1,516   10.36         14,648  1,503    10.26      13,138  1,368     10.41
  Installment                            508    61   11.96            491     60    12.16         686     80     11.70
  Commercial                          12,268 1,378   11.24         10,902  1,193    10.95      10,823   1256     11.61
                                    -----------------------        -----------------------   --------------------------
Total loans                           27,417 2,955   10.78         26,042  2,756    10.58      24,647  2,704     10.97
Total Interest
  earning assets                      41,449 3,757    9.06         35,995  3,399     9.44      32,697  3,140      9.60
                                    -----------------------        -----------------------   --------------------------
                                    -----------------------        -----------------------   --------------------------
Interest Bearing Liabilities:
Int-bearing demand                     6,206    73    1.17          5,308     74     1.39       4,534     64      1.40
Money market savings                   1,623    38    2.31          1,958     47     2.39       1,911     45      2.34
Savings deposits                       2,846    63    2.22          2,184     48     2.21       2,541     70      2.76
Time deposits > $100M                  8,042   471    5.86          7,056    408     5.78       5,698    338      5.92
Time deposits < $100M                 12,049   713    5.92         12,112    744     6.15      11,774    735      6.24
Other Borrowing                        4,008   246    6.13          2,162    126     5.82       1,790     83      4.62
                                    -----------------------        -----------------------   --------------------------
Total interest



  bearing liabilities                 34,773 1,603    4.61         30,779  1,447     4.70      28,249  1,334      4.72
                                    -----------------------        -----------------------   --------------------------
                                    -----------------------        -----------------------   --------------------------
Net interest income                          2,154                         1,952                       1,807
Net interest spread                                   4.45                           4.74                         4.88
Net yield on interest
  earning assets                                      5.20                           5.42                         5.53

INTEREST SPREAD ANALYSIS (Continued):

                                                           1998 vs 1997                         1997 vs 1996
                                                           ------------                         ------------
                                                        Increase(Decrease)                    Increase(Decrease)
                                                           Due to changes                        Due to Changes
                                                ----------------------------------      --------------------------------
                                                   Avg        Avg                          Avg       Avg
                                                  Volume      Rate       Total            Volume     Rate       Total
                                                ----------------------------------      --------------------------------
                                                                      (Dollars in thousands)
Interest Earning Assets:
Int-bearing deposits
  at other banks                                          3        2           5            (4)      (1)        (4)
Invest securities                                       282     (150)        132           176       81        257
Federal funds sold                                       18        3          21           (54)       9        (45)
                                                 --------------------------------      --------------------------------

Total investments                                       264     (106)        158           103      104        208

Loans
  Real estate                                            (1)      15          14           157      (23)       135
  Installment                                             2       (1)          1           (23)       2        (21)
  Commercial                                            150       35         185             9      (72)       (63)
                                                 --------------------------------      --------------------------------

  Total loans                                           146       54         200           153     (102)        51

Total Interest Earning Assets                           515     (156)        359           317      (58)       259

Interest Bearing Deposits:

Int-bearing demand                                       12      (13)         (1)           11       (1)        10
Money market savings                                     (8)      (1)         (9)            1        1          2
Savings deposits                                         15        0          15           (10)     (12)       (22)
Time deposits > $100M                                    57        6          63            80      (10)        70
Time deposits < $100M                                    (4)     (28)        (32)           21      (12)        10
Other Borrowing                                         108       12         120            17       26         43
                                                 --------------------------------      --------------------------------

Total interest bearing deposits                         188      (32)        156           119       (6)       114
                                                 --------------------------------      --------------------------------
                                                 --------------------------------      --------------------------------
Net change in net interest                              327     (124)        203           197      (52)       146

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

     Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At the end of 1998, 1997 and 1996, the Bank's allowance stood at 1.18 percent, 1.04 percent, and 1.01 percent of gross loans, respectively. Provisions were made to the allowance for loan losses in 1998, 1997 and 1996 of $130,000, $120,000, and $52,500, respectively. Loans charged off totaled $75,500 in 1998, $106,200 in 1997, and $44,400 in 1996. Recoveries for these same periods were $12,600 $1,800, and $20,700.

     The Bank's non performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans was .42 percent .81 percent and 1.11 percent as of the end of 1998, 1997 and 1996, respectively.

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

NON-INTEREST INCOME

     The following table presents a summary of the Bank's non-interest income:

                                                                      Years Ended December 31,
                                                            1998                1997               1996
                                                        -------------       -------------      --------------
                                                                   (Dollars in thousands)
Service charges on deposit
     accounts                                                    371                 328               372
Other service charges, commissions
     and fees                                                    406                 421               353
Income from sales and servicing
     of SBA loans                                                374                 324               259
                                                         ------------      --------------     -------------

    Total non-interest Income                                  1,151               1,074               983

     Total non-interest income increased $76,400 (7.11%) in 1998 when compared with 1997. Income from sales and servicing of SBA loans increased $49,600 and service charges on deposit accounts decreased $42,600; while other service charges, commissions and fees decreased $15,800. Merchant credit card processing income decreased by $43,200 during 1998 compared to 1997.

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

     The following table presents a summary of the activity in SBA loans for the years ended 1998, 1997 and 1996:

                                                              1998                 1997                    1996
                                                    -------------------  --------------------   ---------------------
SBA loans authorized                                        $2,458,000            $3,551,800              $1,937,000
                                                    -------------------  --------------------   ---------------------
                                                    -------------------  --------------------   ---------------------
SBA loans sold                                              $2,811,900            $2,524,100              $1,842,800
                                                    -------------------  --------------------   ---------------------
                                                    -------------------  --------------------   ---------------------
SUMMARY OF INCOME FROM SALES AND
   SERVICING OF SBA LOANS

Income from premium                                           $199,200              $178,400                $138,600
Income from servicing                                          176,400               170,000                 165,000
Less loan origination expense                                   (1,600)              (24,000)                (44,700)
                                                     ------------------  --------------------   ---------------------
Total income from sales and
   servicing of SBA loans                                     $374,000              $324,400                $258,900
                                                    -------------------  --------------------   ---------------------
                                                    -------------------  --------------------   ---------------------

NON-INTEREST EXPENSE

     The following table presents a summary of the Bank's other non-interest expense:

                                                                     Years  Ended  December 31,
                                                            1998               1997               1996
                                                        -------------       ------------       ------------
                                                                      (Dollars in thousands)
Salaries and benefits                                       1,499                 1,405              1,362
Occupancy and equipment expense                               281                   251                256
Professional fees                                             107                    85                121
Data Processing                                               193                   172                149
Other expenses                                                620                   591                556
                                                         ------------       ------------        -----------

    Total other Expenses                                    2,700                 2,505              2,444

          Salary expense increased $94,000 in 1998 as a result of the addition of a Commercial Lending Officer, employee merit increases and bonus payments. Salary expense increased $42,700 in 1997 as a result of opening in April of the Pacific Grove branch office and employee merit increases. The increase in salary expense of $125,000 in 1996 was due to merit increases, additions to staff for the planned opening of the Pacific Grove branch and a severance payment to a former officer.

     Occupancy and equipment expenses increased $30,300 in 1998, with increases of $9,300 in maintenance and repairs, $7,400 in depreciation, $6,000 and $4,400 in utilities. In 1997 occupancy and equipment expenses decreased $5,000 compared with a decrease of $6,900 in 1996. These nominal decreases were due to lower depreciation expense.

     Data processing expense increased $20,300 in 1998 as the result of increases in the number of accounts and transaction volumes. In 1997 data processing expenses increased $23,600, due to increased number of accounts, increased activity, upgraded data communications and a 2.7% cost of living increase. Data processing expenses had remained level in 1996 when compared to 1995.

     In 1998 professional fees increased $21,400 when compared to 1997. The Bank recovered $117,100 in legal fees associated with the Bank's settling its name infringement lawsuit against Monterey Bay Bank, this settlement is shown as a extraordinary item on the statement of operations. Professional fees decreased $35,400 in 1997 due to a $42,800 decrease in legal fees. The increase of $5,600 in professional fees in 1996 was the net affect of audit/accounting fees decreasing $18,700; while legal fees increased $24,300. The increase in legal fees was the result of the Bank incurring approximately $60,000 in legal fees and other costs associated with the Monterey Bay Bank trade name infringement lawsuit.

     Other expenses for 1998 totaled $619,600 compared with $590,700 for 1997. Significant changes occurred in the following categories with in increases collection expense ($7,000), poppy account expense ($4,600), director fees ($4,700), dues and memberships ($2,500), entertainment and meals ($6,400) loan expense ($10,800), messenger and freight ($3,800), insurance ($12,000), Year 2000 expense ($28,800)); while decreases occurred in advertising ($3,900), business development ($18,700), donations ($8,900) FDIC and State assessments ($6,900), SBA loan expense ($22,400), telephone ($7,300), travel expense ($3,000).

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

     Allocation of federal and state income taxes between current and deferred portions is as follows:

                                                                  Years Ended December 31,
                                                        1998                   1997                 1996
                                                ----------------------   -------------------   -----------------
Current
     Federal                                    $      49,600            $    171,300          $    78,500
     State                                             43,900                  57,400               35,600
                                                ----------------------   -------------------   -----------------
                                                ----------------------   -------------------   -----------------
                                                       93,500                 228,700              114,100
                                                ----------------------   -------------------   -----------------

Deferred
     Federal                                          (16,800)                (31,400)             (34,000)
     State                                             (2,800)                (21,700)                (100)
                                                ----------------------   -------------------   -----------------
                                                ----------------------   -------------------   -----------------
                                                      (19,600)                (53,100)             (34,100)
                                                ----------------------   -------------------   -----------------
                                                $      73,900            $    175,600          $    80,000
                                                ----------------------   -------------------   -----------------
                                                ----------------------   -------------------   -----------------

         A reconciliation of the statutory federal income tax rate and the effective tax rate on (loss) income follows:

                                                         1998                 1997                 1996
                                                    ------------------    ------------------   ------------------
Statutory federal tax rate                                   34.0  %              34.0  %              34.0  %
State franchise                                               7.2                 10.8                 11.3
Municipal bond income                                       (25.6)                 ---                  ---
Utilization of general business credits                       ---                 (1.1)               (10.8)
Decrease in deferred tax asset
     valuation allowance                                      ---                  ---                 (7.2)
                                                    ------------------    ------------------   ------------------
Effective tax rates                                          15.6 %               43.7 %               27.3 %
                                                    ------------------    ------------------   ------------------
                                                    ------------------    ------------------   ------------------

         The Corporation has applied all unused general business tax credit carryforwards for financial reporting and income tax purposes.

         The components of the net deferred tax asset, included in other assets, are as follows:

                                                              1998                    1997
                                                        ------------------       ----------------

Deferred tax asset
  Federal                                                 $       173,800           $    161,600
  State                                                            58,200                 66,700
                                                          ----------------          -------------
Net deferred tax asset                                    $       232,000           $    228,300

The components of the net deferred tax asset, included in other assets, are as follows:

                                                                  1998                 1997
                                                             ---------------      ---------------
Deferred tax asset
     Accrual to cash adjustments                                   142,600        $     216,600
     Investments:
       Net unrealized (gain) loss on
          securities available for sale                            (17,000)             (59,800)
     State franchise tax                                            29,600              (22,700)
     Allowance for loan losses                                      94,200               74,900
     Depreciation                                                  (17,400)              19,300
                                                             ---------------      ---------------
          Net deferred tax asset                                   232,000              228,300

     Management has evaluated the deferred tax asset recognized under Statement 109. As of December 31, 1998 and 1997 management expects all temporary differences to be offset against future taxable income, and no valuation allowance was deemed necessary.

LOANS

     Loans, the largest component of earning assets, represented 66.15% of average earning assets, and 53.10% of average total assets during 1998, compared with 72.35% and 62.32%, respectively during 1997. In 1998, average loans increased 5.28% from $26,042,000 in 1997 to $27,417,000. Average commercial loans increased $1,366,000 (12.53%) and installment loans increased $16,000 (3.35%) while average real estate loans decreased $7,000 (.05%).

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

     The following table presents the composition of the loan portfolio, including loans held for sale, at December 31 for the last five years.


                                                                            Years Ended December 31,

                                                        1998           1997         1996          1995          1994
                                                     --------------------------------------------------------------------
                                                                             (Dollars in thousands)
Commercial and industrial                                 12,084        10,843       10,120       10,059          9,083
Real estate, construction                                    356           347        ---           ---            ---
Real estate, mortgage                                     15,294        13,921       14,336       11,246         13,528
Installment                                                  390           520          583          888          1,241
Government guaranteed
     loans purchased                                         159           284          307          328            343
                                                     -------------------------------------------------------------------
                                                          28,282        25,914       25,346       22,521         24,195
Less:
    Allowance for possible loan losses                      (336)         (269)        (254)        (225)          (245)
    Deferred origination fees, net                           (32)          (40)         (37)         (27)           (32)
                                                     -------------------------------------------------------------------

     Net Loans                                            27,914        25,606       25,056       22,270         23,918
                                                     -------------------------------------------------------------------
                                                     -------------------------------------------------------------------

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


     The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as "non-performing loans"):

                                                                         As of December 31,
                                                  ---------------------------------------------------------------
                                                   1998          1997           1996          1995          1994
                                                  ------        ------         ------        ------        ------
                                                                       (Dollars in thousands)
Accruing, past due 90 days or more:

Real Estate                                           63           134            209             0             0
Commercial                                             0             0             14             0             0
Installment                                            0             0              0             0             0
                                                  ------        ------         ------        ------        ------
    Total accruing                                    63           134            223             0             0

Nonaccrual Loans:

Real Estate                                            0             0              0             0             0
Commercial                                            57            55             35            31           170
Installment                                            0            21             23             0            33
                                                  ------        ------         ------        ------        ------
    Total non-accrual                                 57            76             58            31           203

    Total non-performing                             120           210            281            31           203

Total loans end of period                         28,282        25,914         25,346        22,521        24,195

Ratio of non-performing loans
    to total loans at end of period                 0.42          0.81           1.11          0.14          0.84%

         The low level of non-performing loans is the result of underwriting criteria intended to be conservative, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel). The Bank does not have any foreign loans or loans for highly leveraged transactions.

SUMMARY OF LOAN LOSS EXPERIENCE

                                                                      For the Years ended December 31,
                                                      ---------------------------------------------------------------
                                                       1998          1997           1996          1995          1994
                                                      ------        ------         ------        ------        ------
                                                                           (Dollars in thousands)
Average loans
    outstanding                                       27,414        26,042         24,647        26,663        24,631

Allowance, beginning
    of period                                            269           254            225           245           255

Loans charged off during period:
    Commercial                                            69           101             39           147            41
    Installment                                            5             5              5            12             4
    Real Estate                                            2             0              0             0             0
    Other                                                  0             0              1             0             0
                                                      ------        ------         ------        ------        ------
    Total charged off                                     75           106             45           159            45

Recoveries during period:
    Commercial                                            12             1              8            13             2
    Installment                                            1             1             13             6             4
    Other                                                  0             0              0             0             0
                                                      ------        ------         ------        ------        ------
    Total recoveries                                      13             2             21            19             6

Net Loans charged off
    during the period                                     63           104             24           140            39

Additions to allowance for
    possible loan losses                                 130           120             53           120            30

Allowance, end of period                                 336           269            254           225           246

Ratio of net loans charged
    off to average Loans
    outstanding during the
    period                                             0.23%         0.40%          0.10%         0.53%           0.16%

Ratio of allowance to total
    at end of period                                   1.18%         1.04%          1.01%         1.00%           1.01%

FUNDING SOURCES

     Average deposits increased 10.73% to $39,958,000 in 1998 from $36,085,000 in 1997. In 1998 the mix of deposits changed as average certificates of deposit increased 4.82%, average demand deposits increased 23.09% and average interest checking, money market and savings accounts as a group increased 12.96%.
Average certificates of deposit represented 50.28% of average deposits in 1998 compared with 53.12% in 1997. Average interest checking, money market and savings accounts as a group were 26.72% of average deposits in 1998 compared with 26.19% in 1997. Average demand deposits represented 23.01% of average deposits in 1998 compared with 20.69% in 1997.

     The Bank has a lines of credit from the Federal Home Loan Bank of San Francisco with a maximum borrowing limit on December 31, 1998 of $4,605,000 and a $1,000,000 unsecured federal funds purchased line from the Pacific Coast Bankers' Bank. The Federal Home Loan Bank line of credit is secured by certain of the Bank's real estate secured loans and investment securities. At December 31, 1998 the Bank had four $1,000,000 advances which bear interest at 6.53%, 4.83%, 6.81% and 6.36%, respectively. The advances mature in June 2000, October 2003, June 2004 and January 2028, respectively. Management believes that these advances provide funds at a lower cost than comparable deposits. The Bank did not utilize any short term borrowings in 1998, 1997 or 1996.


CAPITAL RESOURCES

     The Corporation maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends. At December 31, 1998, stockholders' equity was $3,434,600 versus $3,030,200 at December 31, 1997. The Corporation issued a 10% stock dividend in 1998 and paid cash dividends of $.12 and $.11 per share in 1997 and 1996, respectively. The Bank paid cash dividends totaling $50,000, $170,000 and $150,000 to the Corporation in 1998, 1997 and 1996, respectively.

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

     In general, the risk-based capital guidelines provide detailed definitions of which obligations will be treated as capital, and assign different weights to various assets and off-balance sheet items, depending upon the perceived degree of credit risk associated with each asset. Each asset is assigned to one of four risk-weighted categories. For example, 0 percent for cash and unconditionally guaranteed government securities; 20 percent for deposits with other banks and fed funds; 50 percent for state bonds and certain residential real estate loans; and 100 percent for commercial loans and other assets. Capital is categorized as either Tier 1 capital, consisting of common stock and retained earnings (or deficit), or Tier 2 capital, which includes limited-life preferred stock and allowance for loan losses (subject to certain limitations). The guidelines also define and set minimum capital requirements (risk-based capital ratios) which increased over a transition period ended December 31, 1992. Under the final 1992 rules, all banks were required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Corporation had a Tier 1 capital ratio of 10.00% and 10.26% at December 31, 1998 and 1997, respectively, and a total risk-based capital ratio of 10.90% and 11.20% at December 31, 1998 and 1997, respectively.

     The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill. The Corporation had a leverage capital ratio of 7.60% and 6.63% at December 31, 1998 and 1997, respectively.

LIQUIDITY

     Liquidity represents a bank's ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs. For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers. In the ordinary course of the Bank's business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings. In addition, the Bank has a lines of credit from the Federal Home Loan Bank of San Francisco of approximately $4,605,000 and a $1,000,000 federal funds line of credit with the Pacific Coast Bankers' Bank to meet temporary liquidity requirements.

     As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets ("primary liquidity"), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets. In addition, it seeks to generally limit loans to not more than 90 percent of deposits. Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing. The Bank's primary liquidity at December 31, 1998, 1997 and 1996 was 23.92 percent, 23.46 percent, and 30.27 percent respectively, while its average loan to deposit ratio for such years was 68.61 percent, 72.17 percent and 75.03 percent respectively.

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

     The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate. The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank's net interest margin based on the bank's actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period. At December 31, 1998 the affect of a 2% increase in the fed funds rate, expressed as a percentage of equity, was a positive 7.1%, while a 2% decrease in the fed funds rate was a negative 7.3% of equity.

     The Corporation has no sources of revenues or liquidity other than dividends, tax equalization payments or management fees from the Bank. The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law.

INVESTMENT SECURITIES

     The following table sets forth the book and market value of the Bank's investment securities as of December 31, 1998 and 1997:

                                                                    INVESTMENT PORTFOLIO MIX
                                                                      (Dollars in thousands)
                                                                 1998                       1997
                                                          -----------------------------------------------
                                                          Book         Market       Book           Market
                                                          value         value       value          value
Available for sale:
Federal Home Loan Bank Stock                                541           541         330            330
Pacific Coast Bankers'
     Bank Stock                                             150           150         150            150
                                                          -----         -----       -----          -----

Total                                                       691           691         480            480
                                                          -----         -----       -----          -----
                                                          -----         -----       -----          -----

Held to maturity:
U.S. Treasury securities                                    ---           ---         500            501
State and Local Agencies                                  4,765         4,788         ---            ---
U.S. Government Agencies                                  1,501         1,517       4,995          5,000
                                                          -----         -----       -----          -----

Total                                                     6,265         6,305       5,495          5,501
                                                          -----         -----       -----          -----
                                                          -----         -----       -----          -----

         The following table summarizes the maturity of the Bank's investment securities at December 31, 1998:

                                                                INVESTMENT PORTFOLIO MATURITIES
                                                                     (Dollars in thousands)
                                                              over 1         over 5
                                                 1 year        thru           thru        over 10
                                                 or less      5 years        10 years       years         Total
                                                 -------      -------        --------       -----         -----
State and Local Agencies                           ---           ---            500         1,000         1,500

U.S. Government Agencies                           ---           ---            ---         4,765         4,765

Federal Home Loan Bank Stock                       541           ---            ---           ---           541
Pacific Coast Bankers' Bank Stock                  150           ---            ---           ---           150
                                                 -----         -----          -----         -----         -----
Total                                              691             0            500         5,765         6,956
                                                 -----         -----          -----         -----         -----
                                                 -----         -----          -----         -----         -----

YEAR 2000

     As we approach the year 2000 we are addressing a critical issue concerning computer systems, both hardware operating systems and software programs. The issue involves the ability of systems to recognize date values on and after January 1, 2000. Many operating systems and software programs were written to recognize two digit year date values, i.e. 98 in the year field represents 1998. As a result some systems and programs may recognize 00 in a date field as the year 1900 rather than 2000. This issue affects all users of computer systems, not just financial institutions.

     The Company has established a plan of action designed to ascertain the actions necessary to address the "Year 2000" issue. The Company has completed testing of the hardware and operating systems under its direct control; two older personal computers failed the tests and have been replaced. The testing of mission critical systems provided by outside service providers is scheduled to be completed by second quarter of 1999.
The Company continues developing and reviewing contingency plans for mission critical systems. All current and prospective borrowers, who may be impacted by the Year 2000 problem, have been/will be asked to complete a questionnaire regarding their Year 2000 readiness. In addition, efforts are being made to increase the awareness level of all customers through direct mailings and messages printed on bank statements and notice forms. The Company's Year 2000 expense in 1998 was $28,800, and $38,400 has been budgeted for 1999.

     Even with all of the Company's preparation, there can be no assurance that problems will not arise which could have an adverse impact due to the complexities involved in resolving the Year 2000 problem and the fact that systems of other companies which the Company may rely on must corrected be in a timely manner. Delays or failures in correcting Year 2000 system problems of other companies could have an adverse impact upon the Company and its ability to mitigate the risk of adverse impact of Year 2000 problems for its customers.

ITEM 7. FINANCIAL STATEMENTS

        The following consolidated financial statements included in the Consolidated Financial Report issued by Hutchinson and Bloodgood LLP, Certified Public Accountants at the pages indicated are incorporated herein by reference:


        Independent Auditors' Report on the Financial Statements                            1

        Consolidated Balance Sheets at December 31, 1998 and 1997                           2

        Consolidated Statements of Operations for each of the three years
        in the period ended December 31, 1998                                             3-4

        Consolidated Statements of Changes in Stockholders' Equity for
        each of the three years in the period ended December 31, 1998                       5

        Consolidated Statements of Cash Flows for each of the three years
        in the period ended December 31, 1998                                             6-7

        Notes to Consolidated Financial Statements                                       8-31


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
          FINANCIAL DISCLOSURE

        The Company had no disagreements with its independent accountants on any matter of accounting principles, practices or financial statement disclosure during 1998, 1997 or 1996.

                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The name, age, title and five-year business background of each director, executive officer and significant employee of the Corporation (including the Bank) as of December 31, 1996, are as follows:

Name & Position with Bank                      Age   Principal Occupation During Past Five Years
-------------------------                      ---   -----------------------------------------------------------
Charles T. Chrietzberg, Jr.                     57   Chairman of the Board & Chief Executive Officer of
  Director since 1985,                               Monterey County Bank since 3/87
  Chairman of the Board, President
  & Chief Executive Officer

Sandra G. Chrietzberg                           55   Formerly President and CEO Queen of Chardonnay, Inc.,
   Director, 1988 to 1994 and                        dba La Reina Winery 8/84-12/93
   since 1995

Peter J. Coniglio, Esq.                         69   Partner - Hudson, Martin, Ferrante & Street, Monterey
  Director since 1976

Carla S. Hudson, CPA                            45   Partner - Huey and Hudson, Certified Public Accountants
  Director since 1994

John M. Lotz                                    57   President and Chief Executive Officer, of Couroc of Monterey
  Director since 1991                                since 1996.  Real estate developer 1991 - 1996.

Ronald J. Keenan                                55   Vice President, Chief Lending Officer of Monterey County
  Senior Vice President,                             Bank since 1998, Vice President Union Bank of California
  Chief Lending Officer                              from 6/98 to 10/98, Retail Management from 1/93 to 6/98.

Bruce N. Warner                                 51   Senior Vice President, Chief Financial Officer and Chief
  Senior Vice President,                             Operating Officer of Monterey County Bank since 1993;
  Chief Financial Officer
  and Chief Operating Officer



Andre G. Herrera                                34   Vice President, Corporate Secretary of Monterey County
  Vice President,                                    Bank since 1/96; Vice President, Manager Management
  Corporate Secretary                                Information Systems and Merchant Services since 2/94,
                                                     Assistant Vice President, Merchant Services 2/93,
                                                     Merchant Services Representative 1/92.

Mary Ellen Stanton                              61   Senior Vice President, Loan Administration, Monterey County
  Senior Vice President                              Since 10/98.
                                                     Vice President, Loan Administration, Monterey County
                                                     Bank 10/88.

     Directors of the Corporation serve in similar capacities with the Bank. Executive officers of the Bank (except for Mr. Keenan and Mrs. Stanton) serve in similar capacities with the Corporation, although the limited operations of the Corporation do not require significant amounts of their time. There are no family relationships among the persons listed above, except that Mr. and Mrs. Chrietzberg are spouses and Mr. Herrera is Mr. and Mrs. Chrietzberg's son-in-law.

     Based solely upon a review of the relevant forms furnished to the Bank and the Corporation, except as disclosed below, the Corporation believes that all officers, directors and principal shareholders filed appropriate forms as required by Section 16(a) of the Exchange Act, and related regulations, during 1998.

ITEM 10. EXECUTIVE COMPENSATION

     The following tables sets forth certain information regarding the compensation paid to the only executive officer of the Corporation/Bank whose salary and bonus exceeded $100,000 for 1998.

                                            Annual Compensation                    Long Term Compensation Awards
                                       -----------------------------------   -----------------------------------------
                                                                 Other        Restricted   Securities         All
                                                                 Annual         Stock      Underlying        Other
Name & Principal Position        Year    Salary     Bonus     Compensation      Award     Options/SARs    Compensation
-----------------------------------------------------------------------------------------------------------------------------
Charles T. Chrietzberg, Jr.      1998    $156,020   $160,000      $5,343 (1)     None        25,000          $2,199 (2)
Chairman, President & CEO        1997     150,938   $160,000      $5,197 (1)     None         None           $7,530 (2)
                                 1995     164,360    130,000       3,555 (1)     None         None           16,088 (2)

Bruce N. Warner                  1998      74,254     28,358        None         None         5,000            None
Senior Vice President,           1997      67,268     18,020        None         None        10,000            None
Chief Financial Officer,         1996      61,147     15,000        None         None         None             None
Chief Operating Officer

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

     The following tables set forth certain information regarding the long term incentive plans provided for Mr. Chrietzberg.

                                            Performance or                     Estimated Future Payouts under
                  Number of                 Other Period                         Non-Stock Price-Based Plans
                  Shares, Units             Until                             --------------------------------
                  or Other Rights           Maturation or                       Threshold  Target     Maximum
Name                  (#)                   Payment                             ($ or #)  ($ or #)    ($ or #)
----                  ---                   -------                             --------  --------    --------
Charles T.          Salary                  Retirement at age 65, subject        None        None      75,000/yr.
Chrietzberg, Jr.    Continuation            to provisions for earlier payout                             15 years
                    Agreement               described below

     In December, 1993, the Board of Directors approved a Salary Continuation Agreement for the benefit of Mr. Chrietzberg that provided for payments of $75,000 per year, for 15 years, if he remains with the Bank until normal retirement, commencing age 65. After consideration of the impact of such an agreement on the Bank's income, the Bank amended the Agreement to provide for one half the original benefit amounts, but adopted Surviving Income Agreements which provide benefits upon the death of the executive to his beneficiary in a single payment, in an amount equal to the retirement benefit. The Salary Continuation Agreement provides for lesser payments in the event of early retirement, generally designated to coincide with increases in the anticipated surrender value for the life insurance policies described below. The Bank's obligations under the Salary Continuation Agreement are not secured by any segregated amounts, but are informally funded by the purchase of single-premium life insurance policies. The salary continuation expense accrued in 1998, 1997 and 1996 was $2,199, $7,530 and $11,776, respectively.
Based upon the current projected earnings of the insurance used to fund the Bank's obligations under the Agreement, and the anticipated salary continuation expense to be booked, net of tax benefits, the Bank anticipates (based upon current tax laws and assumptions regarding the yield on alternative investment(s) that the cost of the benefits to be provided under the agreement will not have a material adverse impact on the Bank's net income after taxes in the future, although no assurance can be given in this regard. Additionally, since the Surviving Income Agreement has been adopted to provide part of the benefits upon the death of the executive, the total amount of payout can not be precisely determined. However, the information represents the best estimate of Management based on the terms of the plan.

     The following table sets forth certain information concerning the grant of stock options under the Corporation's 1998 Amended Stock Option Plan to the named executive officer during the year ended December 31, 1998.

                       Option/SAR Grants in Last fiscal Year

                                    Number of               Percent of
                                   Securities             total options/
                                   Underlying              SARs granted            Exercise or
                                  Options/Sars             to employees            base price         Expiration
            Name                   granted (#)            in fiscal year             ($/Sh)              date
-----------------------------  --------------------   -----------------------   ------------------  ----------------
Charles T. Chrietzberg, Jr.          25,000                   39.68%                  3.30              10/1/03
Kevin N. Quinn                        5,000                    7.94%                  3.00              10/1/03
Bruce N. Warner                       5,000                    7.94%                  3.00              10/1/03
Andre G. Herrera                      5,000                    7.94%                  3.00              10/1/03
Mary Ellen Stanton                    5,000                    7.94%                  3.00              10/1/03

     The following table sets forth the number of shares of Common Stock acquired by each of the named executive officers upon exercise of stock options during 1998, the net value realized upon exercise, the number of shares of common Stock represented by outstanding stock options held by each of the named executive officers as of December 31, 1998 and the value of such options based on the last transaction in 1998, which the Corporation has knowledge of, and certain information concerning unexercised options under the 1998 Stock Option Plan.

                 Aggregated Option/Sar Exercises in Last Fiscal Year
                            and FY-End Options/Sar Values

                                                                                                Value of
                                                               Number of                       Unexercised
                                                              Unexercised                     in-the-Money
                             Shares                          Options/SARs at                 Options/SARs at
                           Acquired on       Value              FY-End(#)                      FY-End ($)
         Name              Exercise (#)   Received ($)   Exercisable  Unexercisable    Exercisable  Unexercisable
-----------------------    -----------    ------------   -----------  -------------    -----------  -------------
Charles T. Chrietzberg, Jr.  None            None          93,500         None           66,000         None
Kevin N. Quinn               None            None           7,700         None            2,585         None
Bruce N. Warner              None            None          22,000         None           11,000         None
Mary Ellen Stanton           None            None          16,500         None            8,250         None
Andre G. Herrera             None            None          16,500         None            8,250         None

     In 1998, each director received a standard fee of $500 per regular board meeting attended and $150 for each committee meeting attended.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     To the knowledge of the management of the Company, the following shareholders own more than five percent (5%) of the outstanding common stock of the Company, its only class of voting securities.

                                                    Amount and Nature of         Percent of
  Name and Address                                  Beneficial Ownership           Class
  ----------------                                  --------------------           ------
Charles T. Chrietzberg, Jr.                              453,311 (1)                43.85
P.O. Box 1344
Carmel, CA  93921

David S. Lewis, Trust                                    121,000                    12.87
30500 Aurora del Mar
Carmel, CA  93923

(1) Includes 93,500 shares subject to employee stock options and 12,580 shares held beneficially for Mr. Chrietzberg and Mrs. Chrietzberg in Individual Retirement Accounts where voting power is shared with the custodian of the account. 275,000 shares of the Common Stock owned by Mr. Chrietzberg are pledged to secure a loan from an unaffiliated bank.

     The following table sets forth similar information regarding the beneficial ownership, both by numerical holding and percentage interest of each of the Company's directors and all of its directors and executive officers as a group. All addresses are in care of the Corporation at 601 Munras Ave. Monterey, CA 93940.

                                                                                    Shares Subject   Percent of
                                               Amt. & Nature           Percent of      to Purchase    Class w/o
           Name and Address                    Ben. Ownership            Class          Option      Option Shares
-----------------------------------------------------------------------------------------------------------------
Charles T. Chrietzberg, Jr.                     453,311 (1)(2)(3)        43.85%          93,500        38.26%

Sandra G. Chrietzberg                           453,311 (2)(3)           43.85%          93,500        38.26%

Peter J. Coniglio                                45,897 (4)(5)            4.77%          22,000         2.54%

Carla S. Hudson                                  18,263 (6)               1.91%          13,750         0.48%

John M. Lotz                                     19,250 (7)               2.01%          16,500         0.29%

All directors & executive
officers as a Group                             623,516 (8)              54.38%         206,250        44.37%

(1) Includes 93,500 shares subject to his employee stock options. 275,000 shares of the common Stock owned by Mr. Chrietzberg are pledged to secure a loan from an unaffiliated bank.

(2) The shares include an aggregate of 12,580 shares held beneficially by Mr. Chrietzberg and Mrs. Chrietzberg in Individual Retirement Accounts, where voting power is also shared with the custodian of the account.

(3)  Includes shares of spouse pursuant to California's community property laws.

(4)  Sole voting power.

(5) Includes 22,000 shares subject to the respective director's stock options. Of the remaining shares 18,122 are held in a family trust controlled by Mr. Coniglio, as to which he has sole voting and investment power, while 5,775 shares are held by Hudson, Martin, Ferrante & Street, a partnership of which Mr. Coniglio is the managing partner, with voting and investment power.

(6) Includes 13,750 shares subject to the respective director's stock options. The remaining shares are held jointly with family members, other than 1,100 shares held in a corporate pension, as to which Ms. Hudson has voting and investment power.

(7) Includes 16,500 shares subject to the respective director's stock options. The remaining shares are held jointly with family members, with shared voting and investment power.

(8) Includes all options included above, plus 60,500 shares subject to options held by executive officers who are not also directors.

     275,000 shares of the common stock owned by Mr. Chrietzberg are pledged to secure a loan from an unaffiliated bank. Should he default under such credit, the shares could be acquired by the lender, or sold pursuant to applicable terms of the Uniform Commercial Code, in a transaction that could result in a change of control of the Corporation. Such transaction may require approval under provisions of Federal and California change in bank control laws.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their associates. Management of the Bank believes that these transactions have been (and those in the future are intended to be) on substantially the same terms, including interest rates, collateral and repayment terms on extensions of credit, as those prevailing at the same time for comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features. Management does not believe that any such loans are outside the ordinary course of business. The following table sets forth information on extensions of credit to directors and to directors, principal shareholders and officers.

                                                                                       Outstanding as of
                                                          Maximum                      December 31, 1998
                                                          -------                      -----------------
                                                                Percent of                       Percent of
                                                                  Equity                           Equity
                  Name                            Amount          Capital          Amount          Capital
------------------------------------------      -----------   --------------     ----------    ---------------
Peter J. Coniglio                                  90,725         2.96%                  0          0.00%
Carla S. Hudson                                    56,000         1.63%             56,000          1.63%
John M. Lotz                                      119,307         3.66%            108,298          3.15%

Directors, Principal                              271,793         8.87%            167,742          4.88%
Shareholders, and Officers
as a Group (8 in number)

     During 1998, the law firm of Hudson, Martin, Ferrante & Street, of which Mr. Peter J. Coniglio is a partner, performed legal services for the Bank, for which the Bank paid $3,045. The Board of Directors has determined that it obtained those legal services at no less favorable rates than could have been obtained from a non-affiliated law firm.

ITEM 13. EXHIBITS AND REPORTS

A.   EXHIBITS

Item             Description
----             -----------
        2        Plan of Merger and Merger Agreement, Monterey County Bank with Monterey
                 County Merger Corporation un the Charter of Monterey County Bank under the Title of Monterey County Bank, joined in by Northern California Bancorp,
                 Inc. dated November 1, 1995.
                 Filed as exhibit to Form 10-KSB dated December 31, 1995.
        3 (i)    Articles of Incorporation
                 Filed as exhibit to Form 10-KSB dated December 31, 1995.
        3 (ii)   Bylaws
                 Filed as exhibit to Form 10-KSB dated December 31, 1995.
       10 (i) D  Lease agreement Carmel Branch Office
                 Filed as exhibit to Form 10-KSB dated December 31, 1995.
       10 (ii) A (1)  Employment Contract of Charles T. Chrietzberg, Jr., dated May 14, 1997
                 Filed as exhibit to Form 10-KSB Dated December 31, 1997
                 (2)  Deferred Compensation Agreement, dated December 31, 1993.
                 Filed as exhibit to Form 10-KSB Dated December 31, 1995.
                 (3)  Northern California Bancorp, Inc. 1998 Stock Option Plan and Stock Option
                      Agreements
       11        Statement Reference Computation of Per Share Earnings
       21        Subsidiaries

B.   REPORTS

       None

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NORTHERN CALIFORNIA BANCORP, INC.

Date:     MARCH 18, 1999      By:  /s/ CHARLES T. CHRIETZBERG, JR.
                                 ---------------------------------------------
                                   Charles T. Chrietzberg, Jr.
                                   Chief Executive Officer
                                   and President

Date:     MARCH 18, 1999      By:  /s/ BRUCE N. WARNER
                                 ---------------------------------------------
                                   Bruce N. Warner
                                   Chief Financial Officer
                                   and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                               Position                 Date
----                               --------                 ----

/s/ CHARLES T. CHRIETZBERG, JR.                        March 18, 1999
-----------------------------------
Charles T. Chrietzberg, Jr.
Director

/s/ SANDRA G. CHRIETZBERG                              March 18, 1999
-----------------------------------
Sandra G. Chrietzberg
Director

/s/ PETER J. CONIGLIO                                  March 18, 1999
-----------------------------------
Peter J. Coniglio
Director

/s/ CARLA S. HUDSON                                    March 18, 1999
-----------------------------------
Carla S. Hudson
Director

/s/ JOHN M. LOTZ                                       March 18, 1999
-----------------------------------
John M. Lotz
Director

                       NORTHERN CALIFORNIA BANCORP, INC.
                                AND SUBSIDIARY

                         CONSOLIDATED FINANCIAL REPORT

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                TABLE OF CONTENTS

                                                                           PAGE
INDEPENDENT AUDITORS' REPORT ON THE FINANCIAL
  STATEMENTS                                                                 1


FINANCIAL STATEMENTS

  Consolidated Balance Sheets                                                2
  Consolidated Statements of Operations                                    3-4
  Consolidated Statements of Stockholders' Equity                            5
  Consolidated Statements of Cash Flows                                    6-7
  Notes to Consolidated Financial Statements                              8-31

                         [HUTCHINSON AND BLOODGOOD LLP]


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Northern California Bancorp, Inc.
Monterey, California

We have audited the accompanying consolidated balance sheets of Northern California Bancorp, Inc. and its wholly owned subsidiary, as of December 31, 1998 and 1997 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the representation of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern California Bancorp, Inc. and its wholly owned subsidiary, as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                       /s/ Hutchinson and Bloodgood LLP


January 25, 1999

                        NORTHERN CALIFORNIA BANCORP, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1998 AND 1997

                                                                                                  1998               1997
                             ASSETS
Cash and due from banks (Note 2)                                                              $ 12,429,900       $ 11,060,600
Time deposits with other financial institutions                                                    100,000            100,000
Investment securities, available for sale (Note 3)                                                 690,500            480,200
Investment securities, held to maturity (Note 3)                                                 6,265,000          5,495,300
Loans, held for sale                                                                               951,600            543,400
Loans, net (Note 5 and 13)                                                                      26,962,200         25,062,100
Bank premises and equipment, net (Note 6)                                                        1,868,600          1,898,900
Interest receivable and other assets                                                             1,835,600          1,472,100
                                                                                              ------------       ------------
                       Total assets                                                           $ 51,103,400       $ 46,112,600
                                                                                              ------------       ------------
                                                                                              ------------       ------------

              LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Demand                                                                                      $  9,897,400       $  8,734,200
  Interest-bearing transaction                                                                   8,960,400          7,483,900
  Savings                                                                                        3,605,100          2,145,300
  Time                                                                                          12,355,300         12,742,700
  Time in denominations of $100,000 or more                                                      8,033,500          8,099,500
                                                                                              ------------       ------------

    Total deposits                                                                              42,851,700         39,205,600

Federal Home Loan Bank borrowed funds (Note 7)                                                   4,000,000          3,000,000
Interest payable and other liabilities                                                             817,100            876,800
                                                                                              ------------       ------------

    Total liabilities                                                                           47,668,800         43,082,400
                                                                                              ------------       ------------

Commitments (Note 9 and 10)

Stockholders' equity (Notes 10, 12, and 14)
  Common stock, no stated par value, authorized: 2,500,000 shares
    issued and outstanding: 940,322 in 1998 and 858,526 in 1997                                  2,962,200          2,716,800
  Retained earnings                                                                                504,400            296,700
  Accumulated other comprehensive income                                                           (32,000)            16,700
                                                                                              ------------       ------------

    Total stockholders' equity                                                                   3,434,600          3,030,200
                                                                                              ------------       ------------

    Total liabilities and stockholders' equity                                                $ 51,103,400       $ 46,112,600
                                                                                              ------------       ------------
                                                                                              ------------       ------------

         The notes to consolidated financial statements are an integral part of these statements.

                        NORTHERN CALIFORNIA BANCORP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                             1998               1997               1996
Interest income
  Loans                                                                  $ 2,940,300        $ 2,755,700        $ 2,676,800
  Time deposits with financial institutions                                    6,000              1,000              5,400
  Investment securities                                                      496,500            346,500            117,500
  Federal funds sold                                                         314,100            295,900            340,700
                                                                         -----------        -----------        -----------
    Total interest income                                                  3,756,900          3,399,100          3,140,400
                                                                         -----------        -----------        -----------
Interest expense
  Interest-bearing transaction accounts                                      110,300            120,500            108,300
  Savings and time deposit accounts                                          778,700            797,900            810,800
  Time deposits in denominations of $100,000 or more                         468,700            402,900            331,800
  Federal Home Loan Bank                                                     245,600            125,900             82,700
                                                                         -----------        -----------        -----------
    Total interest expense                                                 1,603,300          1,447,200          1,333,600
                                                                         -----------        -----------        -----------
    Net interest income
                                                                           2,153,600          1,951,900          1,806,800
Provision for loan losses (Note 5)                                           130,000            120,000             52,500
                                                                         -----------        -----------        -----------
    Net interest income, after provision for loan losses                   2,023,600          1,831,900          1,754,300
                                                                         -----------        -----------        -----------
Other income
  Service charges on deposit accounts                                        371,000            328,400            371,700
  Income from sales and servicing of SBA loans (Note 4)                      374,000            324,400            258,900
  Other income                                                               405,500            421,300            352,700
                                                                         -----------        -----------        -----------
    Total other income                                                     1,150,500          1,074,100            983,300
                                                                         -----------        -----------        -----------
Operating expense
  Salaries and employee benefits                                           1,499,100          1,405,100          1,362,400
  Occupancy and equipment expense                                            281,300            251,000            256,000
  Professional fees                                                          107,800             85,400            120,800
  Data processing                                                            192,600            172,300            148,700
  Other general and administrative                                           619,600            590,700            556,300
                                                                         -----------        -----------        -----------
    Total operating expenses                                               2,700,400          2,504,500          2,444,200
                                                                         -----------        -----------        -----------
Income before tax provision                                                  473,700            401,500            293,400
  Income tax provision (Note 8)                                               73,900            175,600             80,000
                                                                         -----------        -----------        -----------
Income before extraordinary item                                             399,800            225,900            213,400
  Extraordinary item - litigation settlement
    (net of income tax expense of $52,700), (Note 17)                         64,400                 --                 --
                                                                         -----------        -----------        -----------

Net Income                                                               $   464,200        $   225,900        $   213,400
                                                                         -----------        -----------        -----------
                                                                         -----------        -----------        -----------

                                  (Continued)



         The notes to consolidated financial statements are an integral part of these statements.

                        NORTHERN CALIFORNIA BANCORP, INC.
                                 AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                          1998               1997              1996
Earnings per common share (Note 11)

  Basic
    Income before extraordinary item                                  $      0.42        $      0.24        $      0.22
    Extraordinary item                                                       0.07                 --                 --
                                                                      -----------        -----------        -----------
    Net income                                                        $      0.49        $      0.24        $      0.22
                                                                      -----------        -----------        -----------
                                                                      -----------        -----------        -----------

  Diluted
    Income before extraordinary item                                  $      0.36        $      0.20        $      0.19
    Extraordinary item                                                       0.06                 --                 --
                                                                      -----------        -----------        -----------
    Net income
                                                                      $      0.42        $      0.20        $      0.19
                                                                      -----------        -----------        -----------
                                                                      -----------        -----------        -----------



     The notes to consolidated financial statements are an integral part of these statements.

                        NORTHERN CALIFORNIA BANCORP, INC.
                                 AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                                ACCUMULATED
                                                                                                   OTHER
                                             NUMBER OF         COMMON         RETAINED         COMPREHENSIVE
                                              SHARES           STOCK          EARNINGS            INCOME              TOTAL
                                             ---------      -----------      ---------         -------------      -----------
Balance at December 31, 1995                  879,465       $ 2,779,600      $   1,600         $     (5,700)      $ 2,775,500

  Comprehensive income:
    Net income for the year                        --                --        213,400                   --           213,400
    Change in net unrealized gain
      on securities and other assets
      net of tax effects                           --                --             --                5,700             5,700
                                                                                                                  -----------
        Total comprehensive income                                                                                    219,100
                                                                                                                  -----------

  Cash dividends ($.11 per share)                  --                --        (96,700)                  --           (96,700)
                                             ---------      -----------      ---------         -------------      -----------

Balance at December 31, 1996                  879,465         2,779,600        118,300                   --         2,897,900
                                                                                                                  -----------
  Comprehensive income:
    Net income for the year                        --                --        225,900                   --           225,900
    Change in net unrealized gain
      on securities and other assets
      net of tax effects                           --                --             --               16,700            16,700
                                                                                                                  -----------
        Total comprehensive income                                                                                    242,600
                                                                                                                  -----------
  Cumulative effect of change in
    accounting principle                           --                --         55,500                   --            55,500
  Cash dividends ($.12 per share)                  --                --       (103,000)                  --          (103,000)
  Repurchase of common stock                  (20,939)          (62,800)            --                   --           (62,800)
                                             ---------      -----------      ---------         -------------      -----------
Balance at December 31, 1997                  858,526         2,716,800        296,700               16,700         3,030,200
                                                                                                                  -----------

  Comprehensive income:
    Net income for the year                        --                --        464,200                   --           464,200
    Change in net unrealized gain
      on securities and other assets
      net of tax effects                           --                --             --              (48,700)          (48,700)
                                                                                                                  -----------
        Total comprehensive income                                                                                    415,500
                                                                                                                  -----------
  10% common stock dividend                    85,278           255,800       (256,500)                  --              (700)
  Repurchase of common stock                   (3,482)          (10,400)            --                   --           (10,400)
                                             ---------      -----------      ---------         -------------      -----------
Balance at December 31, 1998                  940,322       $ 2,962,200      $ 504,400         $    (32,000)      $ 3,434,600
                                             ---------      -----------      ---------         -------------      -----------
                                             ---------      -----------      ---------         -------------      -----------

           The notes to the consolidated financial statements are an
                      integral part of these statements.

                NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                                1998               1997               1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                $    464,200       $    225,900       $   213,400

  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization expense                                        139,100            135,200           118,400
    Amortization of premiums (discounts) on investment securities                 (2,300)            (2,500)           53,200
    Provision for loan losses                                                    130,000            120,000            52,500
    Amortization of deferred servicing premium                                    13,200             19,100            31,700
    Amortization of deferred gains on SBA loans                                   (4,200)            (4,400)           (4,800)
    Increase (decrease) in other liabilities                                     (81,100)           173,900           (65,900)
    (Increase) decrease in other assets                                         (373,100)           124,500          (165,600)
    Increase in deferred tax asset                                               (19,600)           (53,100)          (34,100)
    Increase (decrease) in interest payable                                       25,600            (39,000)           58,300
    Increase in interest receivable                                              (28,200)           (16,900)          (38,600)
                                                                            ------------       ------------       -----------
  Net cash provided by operating activities                                      263,600            682,700           218,500
                                                                            ------------       ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of time deposits                                             --                 --            99,000
  Purchase of time deposits                                                           --           (100,000)               --
  Proceeds from maturity of investment securities                              3,995,000          2,500,000           697,100
  Principal payments on investment securities                                         --                 --            78,600
  Purchase of investment securities                                           (4,977,300)        (5,675,500)       (2,559,200)
  Net increase in loans                                                       (2,030,100)          (540,600)       (3,215,000)
  (Increase) decrease in loans held for sale                                    (408,200)          (128,900)          375,900
                                                                                      --                 --            12,700
  Additions to Bank premises and equipment                                      (108,700)          (369,900)          (99,000)
                                                                            ------------       ------------       -----------
    Net cash used by investing activities                                     (3,529,300)        (4,314,900)       (4,609,900)
                                                                            ------------       ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                     3,646,100          3,038,500         4,979,300
  Advance (repayment) of Federal Home Loan Bank advance                        1,000,000          2,000,000        (1,000,000)
  Repurchase of common stock                                                     (10,400)           (62,800)               --
  Cash dividends paid on common stock                                               (700)          (103,000)          (96,700)
                                                                            ------------       ------------       -----------
    Net cash provided by financing activities                                  4,635,000          4,872,700         3,882,600
                                                                            ------------       ------------       -----------

    Net increase (decrease) in cash and cash equivalents                       1,369,300          1,240,500          (508,800)

CASH AND CASH EQUIVALENTS, BEGINNING                                          11,060,600          9,820,100        10,328,900
                                                                            ------------       ------------       -----------

CASH AND CASH EQUIVALENTS, ENDING                                           $ 12,429,900       $ 11,060,600       $ 9,820,100
                                                                            ------------       ------------       -----------
                                                                            ------------       ------------       -----------

              The notes to consolidated financial statements are an
                       integral part of these statements.

                NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                                           1998               1997               1996
OTHER CASH FLOW INFORMATION

  Interest paid                                        $  1,421,600       $  1,360,300       $  1,281,100
                                                       ------------       ------------       ------------
                                                       ------------       ------------       ------------

  Income taxes paid                                    $    241,500       $     70,000       $    153,400
                                                       ------------       ------------       ------------
                                                       ------------       ------------       ------------





              The notes to consolidated financial statements are an
                       integral part of these statements.

               NORTHERN CALIFORNIA BANCORP, INC., AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1998 AND 1997


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

          BUSINESS

          The Bank provides a variety of financial services to individuals and small businesses through its three offices on the Monterey Peninsula. Its primary deposit products are demand and term certificate accounts. Its primary lending products are residential, commercial, and SBA loans.

          RECLASSIFICATION

          Certain amounts have been reclassified in the 1997 and 1996 consolidated financial statements to conform to the 1998 presentation.

          CASH AND CASH EQUIVALENTS

          Cash and cash equivalents include amounts due from banks and federal funds sold on a daily basis.

          INTEREST-BEARING DEPOSITS IN BANKS

          Interest-bearing deposits in banks mature within one year and are carried at cost.

               NORTHERN CALIFORNIA BANCORP, INC., AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          INVESTMENT SECURITIES

          Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and reflected at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income. Other marketable securities are classified as "available for sale" and are reflected at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Federal Home Loan Bank and Pacific Coast Bankers' Bank stocks are reflected at cost. Gains and losses on disposition are generally recognized on the trade date, based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

          SALES AND SERVICING OF SBA LOANS

          The Bank originates loans to customers under the Small Business Administration (SBA) program that generally provides for SBA guarantees of 70% to 80% of each loan. The Bank generally sells the guaranteed portion of each loan to a third party and retains only the unguaranteed portion in its own portfolio. A gain is recognized on these loans through collection on sale of a premium over the adjusted carrying value, or through retention of an ongoing rate differential less a normal service fee between the rate paid by the borrower to the Bank and the rate paid by the Bank to the purchaser (excess servicing fee). In calculating the gain, the Bank assumes that the loans sold will be outstanding for one-half of their contractual lives.

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

               NORTHERN CALIFORNIA BANCORP, INC., AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          LOANS AND LOAN FEES

          The Bank grants mortgage, commercial, and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans on the Monterey Peninsula. The ability of the Bank's debtors to honor their contracts is dependent upon the real estate and general economic sectors in the area.

          Loans, as reported, have been reduced by undisbursed loan funds, net deferred loan fees, and the allowance for loan losses.

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

          The provision and the level of the allowance are evaluated on a regular basis by management and are based upon management's periodic review of the collectibility of the loans in light of historical experience, known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans and other real estate owned.

          Such agencies may require the Bank to recognize additions to the allowance based on their judgment of information available to them at the time of their examination. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

          Loan losses are charged against the allowance when management believes the collectibility of the loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance.

               NORTHERN CALIFORNIA BANCORP, INC., AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1998 AND 1997


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

          Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer loans for impairment disclosure.

          LOAN SERVICING

          The Bank has adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights," as superseded by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," whereby rights to service mortgage loans for others are capitalized as separate assets, whether acquired through purchase or origination, if such loans are sold or securitized with servicing rights retained. Accordingly, the total cost of the mortgage loan is allocated to the related servicing right and to the loan based on the relative fair values if it is practicable to estimate those fair values.

          The Bank estimates fair value based on the present value of estimated expected future cash flows using prepayment speeds and discount rates commensurate with the risks involved, and servicing costs determined on an incremental cost basis. Prior to the adoption of SFAS No. 122, the capitalization of originated mortgage servicing rights was not allowed under generally accepted accounting principles.

               NORTHERN CALIFORNIA BANCORP, INC., AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          LOAN SERVICING (CONCLUDED)

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

               NORTHERN CALIFORNIA BANCORP, INC., AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          STOCK COMPENSATION PLANS

          The Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." This Statement encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Corporation's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. Under the Corporation's employee stock purchase plan, compensation cost is recognized to the extent that the quoted market price of the stock on the date of grant exceeds the amount that the employee is required to pay. The Corporation has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, must make pro forma disclosures of net income, earnings per share, and other disclosures, as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted on or after January 1, 1995. (See Note 11.)

          EARNINGS PER SHARE

          Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method. The weighted average number of shares used in the computation of basic earnings per share was 942,984 for 1998, 955,878 for 1997 and 964,743 for 1996. The weighted average number of shares used in the computation of earnings per share assuming dilution of stock options was 1,108,686 for 1998, 1,121,983 for 1997 and 1,109,455 for 1996.
          The 10% stock dividend was retroactively reflected in the 1997 and 1996 weighted shares.

               NORTHERN CALIFORNIA BANCORP, INC., AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          COMPREHENSIVE INCOME

          The Bank adopted SFAS No. 130, "Reporting Comprehensive Income," as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items along with net income, are components of comprehensive income. The adoption of SFAS No.130 had no effect on the Bank's net income or shareholders' equity.

                                                                            1998              1997            1996
                                                                          --------          --------        --------
          Unrealized holding gains (losses) on available-for-sale
            securities                                                    $(88,500)         $ 30,400        $ 10,400
          Tax effect                                                        39,800           (13,700)         (4,700)
                                                                          --------          --------        --------

          Net-of-tax amount                                               $(48,700)         $ 16,700        $  5,700
                                                                          --------          --------        --------
                                                                          --------          --------        --------


NOTE 2.   CASH AND DUE FROM BANKS

          Aggregate reserves (in the form of cash and deposits with the Federal Reserve Bank) of $221,000 were maintained to satisfy federal regulatory requirements at December 31, 1998.

               NORTHERN CALIFORNIA BANCORP, INC., AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE 3.   INVESTMENT SECURITIES

          The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

                                                                                  GROSS             GROSS
                                                            AMORTIZED          UNREALIZED        UNREALIZED             FAIR
                                                               COST               GAINS             LOSSES             VALUE

                                                           --------------------------DECEMBER 31, 1998------------------------
              SECURITIES AVAILABLE FOR SALE
                Federal Home Loan Bank                     $   540,600         $        -        $        -        $   540,600
                Pacific Coast Banker's
                  Bank Stock                                   149,900                  -                 -            149,900
                                                           -----------         ----------        ----------        -----------

                    Total securities available
                      for sale                             $   690,500         $        -        $        -        $   690,500
                                                           -----------         ----------        ----------        -----------
                                                           -----------         ----------        ----------        -----------

              SECURITIES HELD TO MATURITY
                State and Local agencies                   $ 4,764,800         $   23,200        $        -        $ 4,788,000
                U.S. Government agencies                     1,500,200             17,100                 -          1,517,300
                                                           -----------         ----------        ----------        -----------
                    Total securities held to
                      maturity                             $ 6,265,000         $   40,300        $        -        $ 6,305,300
                                                           -----------         ----------        ----------        -----------
                                                           -----------         ----------        ----------        -----------

                                                           --------------------------DECEMBER 31, 1997------------------------
              SECURITIES AVAILABLE FOR SALE
                Federal Home Loan Bank                     $   330,300         $        -        $        -        $   330,300
                Pacific Coast Banker's
                  Bank Stock                                   149,900                  -                 -            149,900
                                                           -----------         ----------        ----------        -----------
                    Total securities available
                      for sale                             $   480,200         $        -        $        -        $   480,200
                                                           -----------         ----------        ----------        -----------
                                                           -----------         ----------        ----------        -----------

        SECURITIES HELD TO MATURITY
          U.S. Treasury securities                         $   499,900         $      700        $        -        $   500,600
          U.S. Government agencies                           4,995,400              4,700                 -          5,000,100
                                                           -----------         ----------        ----------        -----------

                    Total securities held to
                      maturity                             $ 5,495,300         $    5,400        $        -        $ 5,500,700
                                                           -----------         ----------        ----------        -----------
                                                           -----------         ----------        ----------        -----------

                   NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 3.   INVESTMENT SECURITIES (CONTINUED)

          The Bank's investment in Federal Home Loan Bank stock is required as part of a borrowing agreement. The stock will be redeemed at par value.

          The amortized cost and fair value of debt securities by contractual maturity at December 31, 1998 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   AMORTIZED              FAIR
                                                                     COST                 VALUE
                  Due in one year or less                          $         -          $         -
                  Due between one and five years                             -                    -
                  Due between five and ten years                       500,500              508,600
                  Due after ten years                                5,764,500            5,796,700
                                                             ------------------   ------------------
                                                                   $ 6,265,000          $ 6,305,300
                                                             ------------------   ------------------
                                                             ------------------   ------------------

          Proceeds from maturity of investment securities during 1998 were $3,995,000, with no gain or loss realized. There was no gain or loss realized from the sale of investments in 1997 and 1996.

Note 4.   SALES AND SERVICING OF SBA LOANS

          A summary of the activity of SBA loans follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                               1998           1997           1996
             SBA loans authorized                           $2,458,000     $3,551,800     $1,937,000
                                                          -------------  -------------  -------------
                                                          -------------  -------------  -------------

             SBA loans sold                                 $2,811,900     $2,524,100     $1,842,800
                                                          -------------  -------------  -------------
                                                          -------------  -------------  -------------

A summary of income from SBA loans sold is as follows:

                                                                           YEARS ENDED DECEMBER 31,
                                                                      1998           1997           1996
          Income from premiums                                      $ 199,200      $ 178,400      $ 138,600
          Income from servicing                                       176,400        170,000        165,000
          Less loan origination expense                                (1,600)       (24,000)       (44,700)
                                                                 -------------  -------------  -------------
               Total SBA sales and service income                   $ 374,000      $ 324,400      $ 258,900
                                                                 -------------  -------------  -------------
                                                                 -------------  -------------  -------------

                   NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 5.   LOANS AND ALLOWANCE FOR LOAN LOSSES

          A summary of the balances of loans follows:

                                                                                      DECEMBER 31,
                                                                                  1998            1997
                    Commercial and industrial                                  $11,131,900     $10,299,500
                    Construction                                                   355,600         346,500
                    Real estate, mortgage                                       15,294,100      13,920,900
                    Installment                                                    389,900         519,900
                    Government guaranteed loans purchased                          158,800         284,000
                                                                              -------------    ------------
                                                                                27,330,300      25,370,800
                    Less allowance for loan losses                                (336,200)       (269,100)
                    Less deferred origination fees, net                            (31,900)        (39,600)
                                                                              -------------    ------------
                                                                               $26,962,200     $25,062,100
                                                                              -------------    ------------
                                                                              -------------    ------------

          The maturities of total loans follows:
                                                                                      DECEMBER 31,
                                                                                  1998            1997
                    Loans with a fixed rate:
                      Due within one year                                      $ 1,919,000     $ 2,907,400
                      Due one to five years                                      8,307,200       5,909,400
                      Due over five years                                        2,516,500       3,667,900
                                                                               ------------    ------------
                                                                                12,742,700      12,484,700
                    Loans with a variable rate                                  14,587,600      12,886,100
                                                                               ------------    ------------

                    Total loans                                                $27,330,300     $25,370,800
                                                                               ------------    ------------
                                                                               ------------    ------------

                   NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 5.   LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

          An analysis of the allowance for loan losses follows:

                                                               YEARS ENDED DECEMBER 31,
                                                          1998           1997           1996
                Beginning balance                       $ 269,100     $ 253,500      $ 224,800
                Recoveries                                 12,600         1,800         20,700
                Loans charged off                         (75,500)     (106,200)       (44,500)
                Provision for loan losses                 130,000       120,000         52,500
                                                       -----------   -----------    -----------

                  Ending balance                        $ 336,200     $ 269,100      $ 253,500
                                                       -----------   -----------    -----------
                                                       -----------   -----------    -----------

          As of December 31, 1998 and 1997, the recorded investment in impaired loans totaled $180,100 and $283,000 with corresponding valuation allowances of $17,800 and $32,200, respectively. No additional amounts are committed to be advanced in connection with impaired loans.

          For the years ended December 31, 1998 and 1997, the average recorded investment in impaired loans amounted to approximately $262,200 and $463,500, respectively. Non-accrual loans totaled $57,100 and $75,900 at December 31, 1998 and 1997, respectively. If interest on non-accrual loans had been accrued, such income would have approximated $8,000 and $11,000 for 1998 and 1997, respectively.

Note 6.   BANKING PREMISES AND EQUIPMENT

          A summary of the cost and accumulated depreciation of banking premises and equipment and their estimated useful lives follows:

                                                                          DECEMBER 31,              ESTIMATED
                                                                       1998          1997          USEFUL LIVES
                Building and land                                    $ 915,400     $ 915,400        40 years
                Building improvements                                  338,600       338,600        40 years
                Leasehold improvements                                 469,800       479,700       Lease term
                Furniture and equipment                              1,391,800     1,620,800       3-8 years
                                                                   ------------  ------------
                                                                     3,115,600     3,354,500
                Accumulated depreciation                            (1,247,000)   (1,455,600)
                                                                   ------------  ------------

                                                                    $1,868,600    $1,898,900
                                                                   ------------  ------------
                                                                   ------------  ------------

          Depreciation expense of $139,100, $135,200, and $118,400 was included in occupancy and equipment expense for the years ended 1998, 1997, and 1996, respectively.

                   NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 1998 AND 1997

Note 7.   FEDERAL HOME LOAN BANK BORROWINGS

          The Bank entered into an advance and security agreement with the Federal Home Loan Bank of San Francisco on January 21, 1993. At December 31, 1998 the Bank has four $1,000,000 advances which bear interest at 6.53%, 4.83%, 6.81%, and 6.36%, respectively. The advances are secured by pledged loan principal in the amount of $4,491,300 and investment securities totaling $1,500,000. The advances mature in June 2000, October 2003, June 2004 and January 2028 respectively.

Note 8.   INCOME TAXES

          Allocation of federal and state income taxes between current and deferred portions is as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                           1998        1997       1996
                   Current tax provision:
                     Federal                             $ 49,600   $ 171,300   $ 78,500
                     State                                 43,900      57,400     35,600
                                                         ---------  ----------  ---------
                                                           93,500     228,700    114,100
                                                         ---------  ----------  ---------
                   Deferred tax benefit:
                     Federal                              (16,800)    (31,400)   (34,000)
                     State                                 (2,800)    (21,700)      (100)
                                                         ---------  ----------  ---------
                                                          (19,600)    (53,100)   (34,100)
                                                         ---------  ----------  ---------
                                                         $ 73,900   $ 175,600   $ 80,000
                                                         ---------  ----------  ---------
                                                         ---------  ----------  ---------

          The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

                                                              1998       1997       1996
               Statutory federal tax rate                      34.0%      34.0%      34.0%
               State taxes, net of federal tax benefit          7.2        7.2        7.5
               Municipal bond income                          (25.6)         -          -
               Utilization of general business credits            -       (1.1)      (7.0)
               Decrease in deferred tax asset valuation
                 allowance                                                           (7.2)
               Other, net                                         -        3.6          -
                                                             -------    -------    -------
                    Effective tax rates                       15.6%      43.7%      27.3%
                                                             -------    -------    -------
                                                             -------    -------    -------

                   NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 8.   INCOME TAXES (CONTINUED)

          In addition, the Corporation has applied all unused general business tax credit carryforwards for financial reporting and income tax purposes.

          The components of the net deferred tax asset, included in other assets, are as follows:

                                                                                  DECEMBER 31,
                                                                         1998                      1997
                       Deferred tax asset
                         Federal                                        $ 173,800                 $ 161,600
                         State                                             58,200                    66,700
                                                                 ----------------------    ---------------------
                       Net deferred tax asset                           $ 232,000                 $ 228,300
                                                                 ----------------------    ---------------------
                                                                 ----------------------    ---------------------

     The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

                                                                                 DECEMBER 31,
                                                                        1998                      1997
                       Deferred tax assets (liabilities)
                         Accrual to cash adjustments                   $ 142,600                 $ 216,600
                         Investments:
                           Net unrealized gain on securities
                             available for sale                          (17,000)                  (59,800)
                         State franchise tax                              29,600                   (22,700)
                         Allowance for loan losses                        94,200                    74,900
                         Depreciation                                    (17,400)                   19,300
                                                                ----------------------    ---------------------
                           Net deferred tax asset                      $ 232,000                 $ 228,300
                                                                ----------------------    ---------------------
                                                                ----------------------    ---------------------

          As of December 31, 1998 and 1997 management expects all temporary differences to be offset against future taxable income, and no valuation reserve was deemed necessary.

                   NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 9.   COMMITMENTS AND CONTINGENCIES

          In the normal course of business, there are outstanding commitments and contingencies which are not reflected in the consolidated financial statements.

OPERATING LEASE COMMITMENTS

          The Bank leases its branch buildings in Carmel and Pacific Grove. The Carmel building has a twenty-five year lease which commenced in March 1981 and may be adjusted annually for changes in the Consumer Price Index. The Pacific Grove building has a five year lease with five, five year options and commenced in April 1997. The Bank also leases certain equipment used in the normal course of business.

          Rent expense for operating leases is included in occupancy and equipment expense and amounted to approximately $83,800, $75,000, and $59,000 in 1998, 1997, and 1996, respectively.

          At December 31, 1998, approximate future minimum rental commitments for all noncancelable operating leases are as follows:

                                           1999                        $ 100,400
                                           2000                           96,400
                                           2001                          101,700
                                           2002                           87,100
                                           2003                           79,800
                                        Thereafter                       168,500
                                                             --------------------
                                                                       $ 633,900
                                                             --------------------
                                                             --------------------

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

          At December 31, 1998 and 1997, such commitments to extend credit were approximately $5,007,200 and $5,093,000, respectively of undisbursed lines of credit and undisbursed loans in process.

                   NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 1998 AND 1997

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

          Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998 and 1997, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

          As of December 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Corporation and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, they must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notifications that management believes have changed the Corporation's or Bank's category. The Corporation's and the Bank's actual capital amounts and ratios as of December 31, 1998 and 1997 are also presented in the tables.

                   NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 10.  STOCKHOLDERS' EQUITY (CONTINUED)

                                                           DECEMBER 31, 1998
                                                                                                               Minimum To Be Well
                                                                                       Minimum                 Capitalized Under
                                                                                       Capital                 Prompt Corrective
                                                            Actual                   Requirement               Action Provisions
                                                     -------------------         -------------------         ---------------------
                                                     Amount        Ratio          Amount       Ratio          Amount      Ratio
                                                                               (All dollars in thousands)
        Total Capital to Risk Weighted Assets:
          Consolidated                               $ 3,747       10.9%         $ 2,740        8.0%         $ 3,425      10.0%
          Monterey County Bank                         3,687       10.8%           2,739        8.0%           3,424      10.0%

        Tier 1 Capital to Risk Weighted Assets:
          Consolidated                                 3,411       10.0%           1,370        4.0%           2,055       6.0%
          Monterey County Bank                         3,351        9.8%           1,370        4.0%           2,055       6.0%

        Tier 1 Capital to Average Assets:
          Consolidated                                 3,411        7.6%           1,912        4.0%           2,389       5.0%
          Monterey County Bank                         3,351        7.5%           1,911        4.0%           2,389       5.0%
                                                           DECEMBER 31, 1997
                                                                                                               Minimum To Be Well
                                                                                       Minimum                 Capitalized Under
                                                                                       Capital                 Prompt Corrective
                                                            Actual                   Requirement               Action Provisions
                                                     -------------------         -------------------         ---------------------
                                                     Amount        Ratio          Amount       Ratio          Amount      Ratio
                                                                               (All dollars in thousands)
        Total Capital to Risk Weighted Assets:
          Consolidated                             $ 3,228       11.2%         $ 2,307        8.0%          $ 2,883         10.0%
          Monterey County Bank                       3,147       10.9%           2,306        8.0%            2,883         10.0%

        Tier 1 Capital to Risk Weighted Assets:
          Consolidated                               2,958       10.3%           1,153        4.0%            1,730          6.0%
          Monterey County Bank                       2,877       10.0%           1,153        4.0%            1,730          6.0%

        Tier 1 Capital to Average Assets:
          Consolidated                               2,958        6.6%           1,784        4.0%            2,230          5.0%
          Monterey County Bank                       2,877        6.5%           1,784        4.0%            2,230          5.0%

                   NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 11.  STOCK OPTIONS AND STOCK DIVIDENDS

          On June 12, 1998, the 1998 Stock Option Plan was approved by the shareholders. Under the Plan, options may be granted to officers, key employees, and directors of the Corporation and its subsidiaries, so long as a majority of the equity interests of such subsidiaries are owned by the Corporation. Incentive Stock Options may be granted at prices not lower than 100% of the fair market value of the common stock on the date of grant. However, an incentive stock option granted to an individual owning 10% or more of the Corporation's stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years. Non-qualified stock options may be granted at prices not lower than 85% of the fair market value of the common stock on the date of grant. The Board of Directors is authorized to determine when options become exercisable within a period not extending 10 years from the date of grant. The maximum number of shares available for issuance under the Plan is 250,000 shares.

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

                                                                               DECEMBER 31,
                                                               1998                1997                1996
          Net income:
               As reported                                  $464,200            $225,900            $213,400
               Pro forma                                     450,700             208,000             213,400

          Earnings per share
               As reported                                  $   0.49            $   0.24            $   0.22
               Pro forma                                        0.48                0.22                0.22

          Earnings per share,
             assuming dilution for stock options:
               As reported                                  $   0.42            $   0.20            $   0.19
               Pro forma                                        0.41                0.19                0.19

                   NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 11.  STOCK OPTIONS (CONTINUED)

          The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighed-average assumptions for 1998 and 1997: risk-free interest rates of 6.21 percent; dividend yield of 4.4 percent; expected option life of 6 years; and volatility of 30 percent.

          At December 31, 1998, options for the purchase of 240,350 shares of the Holding Corporation's common stock were outstanding and exercisable at prices ranging from $2.00 to $3.00. The status of all optioned shares is as follows:

                                                                                                       Weighted Average
                                                                                                          Remaining
                                                                    Shares           Price Range       Contractual Life
          Outstanding at December 31, 1996                         142,500          $2.20 - $2.75         3.63 Years
            Granted                                                 40,000              $2.75
            Cancelled                                              (25,000)             $2.20
                                                                   -------

          Outstanding at December 31, 1997                         157,500          $2.20 - $2.75          3.2 Years
            Granted                                                 99,850          $2.73 - $3.00
            Cancelled                                              (17,000)         $2.50 - $2.75
                                                                   -------

          Outstanding at December 31, 1998                         240,350          $2.00 - $3.00          3.6 Years
                                                                   -------
                                                                   -------

NOTE 12.  CHANGE IN ACCOUNTING PRINCIPLE

          Effective January 1, 1997 accounting pronouncement SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" changed the accounting treatment of U.S. Small Business Administration (SBA) loans sold in the secondary market. Financial statements for 1996 have not been restated, and the cumulative effect of the change of $55,500 is shown as a one time credit to equity in the 1997 financial statement, with no effect on net income.

                   NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 1998 AND 1997

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

          Aggregate loan transactions with related parties are approximately as follows:

                 Balance as of December 31, 1996                             $ 837,300
                   New loans                                                   232,100
                   Repayments                                                 (815,400)
                                                                             ---------

                 Balance as of December 31, 1997                             $ 254,000
                   New loans                                                    41,600
                   Repayments                                                 (128,800)
                                                                             ---------

                 Balance as of December 31, 1998                             $ 166,800
                                                                             ---------
                                                                             ---------

          Related party deposits totaled approximately $142,000 and $155,100 at December 31, 1998 and 1997, respectively.

NOTE 14.  EMPLOYEE BENEFIT PLANS

          During 1995, the Corporation established an employee stock ownership plan (ESOP) to invest in the Corporation's common stock for the benefit of eligible employees. The Corporation's contribution to the plan is determined by the Board of Directors. Shares in the plan generally vest after seven years. The Corporation did not make a contribution to the ESOP trust in 1998, 1997, or 1996.

          The Bank has a salary reduction plan under Section 401(K) of the Internal Revenue Code. The plan covers substantially all full-time employees who have completed one year of service with the Bank. Employees are allowed to defer up to a maximum of 15% or $10,000 of their income. Under the provisions of the plan, the Bank's contribution policy is discretionary. No contributions were made by the Bank in 1998, 1997 or 1996.

                   NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 1998 AND 1997

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

                   NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 1998 AND 1997


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

                   NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 16.  FAIR VALUE OF FINANCIAL STATEMENTS (CONTINUED)

          The estimated fair values, and related carrying amounts, of the Corporation's financial instruments as of December 31, 1998 and 1997 are as follows:

                                                                                   DECEMBER 31,
                                                                    1998                                  1997
                                                        Carrying             Fair              Carrying           Fair
                                                         Amount              Value              Amount            Value
                                                      -----------        -----------         -----------       -----------
                 Financial Assets
                   Cash and cash equivalents          $12,469,900        $12,469,900         $11,060,600       $11,060,600
                   Time deposits                          100,000            100,000             100,000           100,000
                   Investment securities,
                     available for sale                   690,500            690,500             480,200           480,200
                   Investment securities,
                     held to maturity                   6,265,000          6,305,300           5,495,300         5,500,700
                   Loans, held for sale                   951,600            951,600             543,400           543,400
                   Loans, net                          26,962,200         27,198,300          25,062,100        25,028,000
                   Accrued interest receivable            287,700            287,700             259,500           259,500

                 Financial Liabilities
                   Deposits                            42,938,800         43,065,600          39,205,600        38,902,600
                   Long-term debt                       4,000,000          4,135,300           3,000,000         2,718,200
                   Accrued interest payable               355,900            355,900             355,900           355,900

NOTE 17.  EXTRAORDINARY ITEM - LITIGATION SETTLEMENT

          In May 1998 Monterey County Bank entered into a settlement agreement with Monterey Bay Bank, whereby Monterey County Bank agreed to terminate its trade name infringement litigation against Monterey Bay Bank. Under the terms of the settlement Monterey County Bank received a lump sum payment in the amount of $117,100.

                   NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE 18.  NORTHERN CALIFORNIA BANCORP, INC. (PARENT CORPORATION ONLY)

          The following are the financial statements of Northern California Bancorp, Inc. (parent Corporation only) as of December 31, 1998 and 1997:



                                         BALANCE SHEETS

                                                                    1998                      1997
            Assets
              Cash account and due from Banks                    $   47,100                $   35,200
              Organization costs                                      3,100                     4,600
              Investment in common stock of
                Monterey County Bank                              3,391,100                 3,004,400
                                                                 ----------                ----------
                                                                 $3,441,300                $3,044,200
                                                                 ----------                ----------
                                                                 ----------                ----------
            Liabilities and Shareholders' Equity
              Accounts payable and accrued expenses              $      800                $    1,500
              Dividend payable                                        5,900                    12,500
              Stockholders' Equity                                3,434,600                 3,030,200
                                                                 ----------                ----------

                                                                 $3,441,300                $3,044,200
                                                                 ----------                ----------
                                                                 ----------                ----------

                   NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 18.  NORTHERN CALIFORNIA BANCORP, INC. (PARENT CORPORATION ONLY)


                          STATEMENTS OF INCOME
                                                                         1998             1997              1996
          Equity in income of subsidiary                              $ 485,300        $ 237,600          $ 233,400
          Operating expenses                                             29,700           16,100             18,900
          Applicable taxes (benefit)                                     (8,600)          (4,400)             1,100
                                                                      ---------        ---------          ---------

          Net income                                                  $ 464,200        $ 225,900          $ 213,400
                                                                      ---------        ---------          ---------
                                                                      ---------        ---------          ---------

                        STATEMENTS OF CASH FLOWS
                                                                         1998             1997              1996
        Cash flows from operating activities:
          Net Income                                                  $ 464,200        $ 225,900          $ 213,400
          Adjustments to reconcile net income to
            net cash provided by operating activities:
          Equity in undistributed income of
            Monterey County Bank                                       (485,300)        (237,600)          (233,400)
          Decrease in other assets                                        1,500            5,900             29,700
          (Increase) decrease in accrued expenses                          (700)             700            (39,500)
          (Increase) decrease in other liabilities                       (6,700)          (3,900)            16,500
                                                                      ---------        ---------          ---------
                                                                        (27,000)          (9,000)           (13,300)
                                                                      ---------        ---------          ---------
        Cash flows from financing activities:
          Cash dividends received from subsidiary                        50,000          170,000            150,000
          Cash dividends paid on common stock                              (700)        (103,000)           (96,700)
          Stock repurchase                                              (10,400)         (62,800)                 -
                                                                      ---------        ---------          ---------
                                                                         38,900            4,200             53,300
                                                                      ---------        ---------          ---------
        Net increase in cash and cash equivalents                        11,900           (4,800)            40,000

        Cash and cash equivalents, beginning of year                     35,200           40,000                  -
                                                                      ---------        ---------          ---------
        Cash and cash equivalents, end of year                        $  47,100        $  35,200          $  40,000
                                                                      ---------        ---------          ---------
                                                                      ---------        ---------          ---------

        The ability of the Corporation to pay dividends will largely depend upon the dividends paid to it by the Bank. There are legal limitations on the ability of the Bank to provide funds to the Corporation in the form of loans, advances, or dividends.