Form 10QSB
period 1999-03-31
NORTHERN CALIFORNIA BANCORP INC
filed 1999-05-12
CIK 1006820

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
 ---  of 1934 for the quarterly period ended March 31, 1999

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

     As of April 30, 1999, the Corporation had 938,840 shares of common stock outstanding.

                        NORTHERN CALIFORNIA BANCORP, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                                MARCH 31        DECEMBER 31
                                                                                  1999             1998
                                                                              ------------     -----------
ASSETS:
Cash and Cash Equivalents                                                       13,124,000      12,429,900
Due From Bank - Time Deposits                                                      200,000         100,000
Investment Securities, available for sale (Note 1)                                 697,800         690,500
Investment Securities, held to maturity (Note 1)                                 7,263,100       6,265,000
Trading Account                                                                     24,800               0
Loans Held for Sale                                                                814,600         951,600
Gross Loans (Note 2)                                                            27,936,300      27,330,300
Allowance for Possible Loan Losses (Note 3)                                       (296,400)       (336,200)
Deferred Origination Fees                                                          (29,500)        (31,900)
                                                                              ------------     -----------
  Net Loans                                                                     27,610,400      26,962,200
Bank Premises and Equipment, Net                                                 1,847,900       1,868,600
Interest Receivable and Other Assets                                             2,118,800       1,835,600
                                                                              ------------     -----------
    Total Assets                                                                53,676,600      51,103,400
                                                                              ------------     -----------
                                                                              ------------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY:

Total Deposits (Note 4)                                                         45,701,100      42,851,700
Borrowed Funds                                                                   4,000,000       4,000,000
Interest Payable and Other Liabilities                                             472,900         817,100
                                                                              ------------     -----------
    Total Liabilities                                                           50,174,000      47,668,800
                                                                              ------------     -----------
Shareholders' Equity:

  Common Stock - No Par Value
    Authorized: 2,500,000 in 1999 and 1998

    Outstanding:939,836 in 1999 and 943,804 1998                                 2,957,800       2,962,200
  Retained Earnings                                                                580,200         504,400
  Accumulated Other Comprehensive Income (Loss)                                    (35,400)        (32,000)
                                                                              ------------     -----------
    Total Shareholders' Equity                                                   3,502,600       3,434,600
                                                                              ------------     -----------
    Total Liabilities & Shareholders' Equity                                    53,676,600      51,103,400
                                                                              ------------     -----------
                                                                              ------------     -----------

                        NORTHERN CALIFORNIA BANCORP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    MARCH 31
                                                                        1999                     1998
                                                                     ------------           --------------
INTEREST INCOME:
  Interest and Fees on Loans                                             755,600                   696,500
  Interest on Time Deposits with
    Financial Institutions                                                 1,300                     1,500
  Interest on Investment Securities                                       99,300                   143,200
  Interest on Federal Funds                                              107,200                    62,900
                                                                     ------------           ---------------
    Total Interest Income                                                963,400                   904,100
                                                                     ------------           ---------------
INTEREST EXPENSE:
  Interest on Interest-Bearing
    Transaction Accounts                                                  28,200                    27,200
  Interest on Savings Accounts                                            18,900                    12,000
  Interest on Time Deposits                                              291,500                   303,500
  Interest on Other Borrowed Funds                                        60,500                    59,600
                                                                     ------------           ---------------
    Total Interest Expense                                               399,100                   402,300
                                                                     ------------           ---------------
    Net Interest Income                                                  564,300                   501,800
PROVISION FOR LOAN LOSSES                                                 10,000                    10,000
                                                                     ------------           ---------------
    Net Interest Income After
      Provision for Possible Loan Losses                                 554,300                   491,800
                                                                     ------------           ---------------
NONINTEREST INCOME:
  Service Charges on Deposit Accounts                                     93,100                    78,600
  SBA Loan Sales & Servicing Income                                       64,000                    61,500
  Other Operating Income                                                 331,600                   270,200
                                                                     ------------           ---------------
    Total Noninterest Income                                             488,700                   410,300
                                                                     ------------           ---------------
NONINTEREST EXPENSE:
  Salaries and Employee Benefits                                         403,400                   331,900
  Occupancy and Equipment Expense                                         69,000                    67,600
  Professional Fees                                                       18,500                    25,200
  Data Processing                                                         50,100                    49,500
  FDIC & State Assessments                                                 2,900                     3,700
  Other Operating Expenses                                               400,500                   321,900
   Income Tax Expense                                                     22,100                    25,700
                                                                     ------------           ---------------
    Total Non-interest Expense                                           966,500                   825,500
                                                                     ------------           ---------------
    NET INCOME (LOSS)                                                     76,500                    76,600
                                                                     ------------           ---------------
                                                                     ------------           ---------------
Earnings per common share
   Primary                                                                 0.081                     0.081
   Diluted                                                                 0.065                     0.069

                                                                              3

                        NORTHERN CALIFORNIA BANCORP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                            1999                    1998
                                                                       ----------------        ---------------
NET INCOME                                                                      76,500                 76,600
Adjustments to net income:
  Depreciation and amortization expense                                         36,900                 33,100
  Amortization/Accretion on investments                                          1,900                 (4,500)
  Provision for possible loan losses                                            10,000                 10,000
  Increase in deferred servicing premium                                         2,800                      0
  Amortization of deferred servicing premium                                       100                  4,600
  Amortization of deferred income                                               (1,200)                (1,100)
  Increase (decrease) in accrued expenses                                     (219,900)              (338,000)
  (Increase) decrease in other assets                                         (326,500)              (153,300)
  Increase (decrease) in interest payable                                     (120,300)               (91,300)
  (Increase) decrease in interest receivable                                    33,400                (38,600)
                                                                       ----------------        ---------------
  Total adjustments to net income                                             (582,800)              (579,100)
                                                                       ----------------        ---------------
                                                                       ----------------        ---------------
Net cash provided (used) by operations                                        (506,300)              (502,500)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of due from time                                                    100,000                      0
  Proceeds from maturity of investments                                              0              2,495,000
  Purchase of securities                                                    (1,007,300)            (4,864,200)
  Net (increase) decrease in loans                                            (658,100)                95,500
  (Increase) decrease in loans held for sale                                   137,000               (434,500)
  Proceeds from sale of equipment                                                    0                  1,400
  Capital expenditures                                                         (16,200)               (24,800)
  Stock Repurchase                                                              (4,400)                     0
                                                                       ----------------        ---------------
Net cash provided (used) in investing activities                            (1,549,000)            (2,731,600)
                                                                       ----------------        ---------------
                                                                       ----------------        ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposit accounts                                2,849,400               (606,000)
  Net increase (decrease) in borrowed funds                                          0              1,000,000
Net cash provided (used) by financing activities                             2,849,400                394,000
                                                                       ----------------        ---------------
                                                                       ----------------        ---------------
Net increase (decrease) in cash & cash equivalents                             794,100             (2,840,300)
Cash & cash equivalents - beginning of year                                 12,529,900             11,160,600
                                                                       ----------------        ---------------
                                                                       ----------------        ---------------
Cash & cash equivalents - end of period                                     13,324,000              8,320,300

                     See Note 5 for supplemental disclosures

NOTES TO FINANCIAL STATEMENTS

                                                                       MARCH 31                DECEMBER 31
                                                                         1999                      1998
                                                                   ------------------      ---------------------
(NOTE 1) INVESTMENT SECURITIES:
Available for sale:
  Other Securities                                                           697,800                    690,500
                                                                   ------------------      ---------------------
                                                                   ------------------      ---------------------
Held to maturity:
  US Government Securities                                                 2,499,100                  1,500,200
  State and Local Agency Securities                                        4,764,000                  4,764,800
                                                                   ------------------      ---------------------
                                                                           7,263,100                  6,265,000
                                                                   ------------------      ---------------------
                                                                   ------------------      ---------------------
(NOTE 2) GROSS LOANS:
  Commercial and Industrial                                               11,327,700                 11,163,200
  Construction                                                             1,268,700                    355,600
  Real Estate - Mortgage                                                  14,862,800                 15,294,100
  Installment                                                                322,000                    358,600
  Government Guaranteed Loans Purchased                                      155,100                    158,800
                                                                   ------------------      ---------------------
  Gross Loans                                                             27,936,300                 27,330,300

(NOTE 3) ALLOWANCE FOR POSSIBLE LOAN LOSSES:
  Balance at Beginning of Period                                             336,200                    269,100
  Recoveries                                                                   6,500                     12,600
  Provision for Possible Loan Losses                                          10,000                    130,000
  Loans Charged Off                                                          (56,300)                   (75,500)
                                                                   ------------------      ---------------------
  Balance at End of Period                                                   296,400                    336,200

(NOTE 4) DEPOSITS:
  Demand                                                                  10,773,800                  9,897,400
  Interest-Bearing Transaction                                             9,959,600                  8,960,400
  Savings                                                                  4,075,300                  3,605,100
  Time Under $100,000                                                     12,840,500                 12,355,300
  Time Equal to or Greater than $100,000                                   8,051,900                  8,033,500
                                                                   ------------------      ---------------------
                                                                          45,701,100                 42,851,700

(NOTE 5) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Payments during the period ending:                                    3/31/99                  3/31/98
                                                                   ------------------      ---------------------
    Interest                                                                 399,100                    342,700
    Income Taxes                                                              21,900                     25,700

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

     For the three months ended March 31, 1999 net income was $76,500, compared to $76,600 for the same period in 1998. For the three months ended March 31, 1999 interest income after provision for loan losses increased $62,500, non-interest income increased $78,400, while non-interest expense increased $141,000.

     The following table sets forth certain selected financial ratios of the Corporation at and for the three months ended, March 31, 1999 and 1998.

                                                 The three months                   The three months
                                                Ended March 31, 1999               Ended March 31, 1998
                                                --------------------               --------------------
                                                    (Dollars in thousands except per share data)
Summary of Operating Results:

Total interest income                                         963                                904
Total interest expense                                        399                                402
                                                  ----------------                  -----------------
Net interest income                                           564                                502

Provision for possible loan losses                             10                                 10
                                                  ----------------                  -----------------
Net interest income after
   provision for loan loss                                    554                                492

Total other income                                            489                                411
Total other expense                                           942                                800
                                                  ----------------                  -----------------

Income (loss) before taxes                                    101                                102
Provision for income tax                                       22                                 26
                                                  ----------------                  -----------------

Net income (loss)                                              76                                 77


Per Common Share Data:

Net income - Primary (1)                                    0.081                              0.081
Net income - Diluted (2)                                    0.065                              0.069
Book value, end of period (3)                                3.73                               3.29
Avg shares outstanding (4)                                939,836                            943,804

Balance Sheet Data:

Total loans, net of
   unearned income (5)                                     28,721                             26,215
Total assets                                               53,677                             46,143
Total deposits                                             45,701                             38,589
Stockholders' equity (6)                                    3,503                              3,107



                                                    The three months              The three months
                                                  Ended March 31, 1999          Ended March 31, 1998
                                                  --------------------          --------------------
Selected Financial Ratios (4):

Return on average assets (5)                              0.60%                         0.67%
Return on average stockholders' equity (5)                9.07%                         9.98%
Net interest spread                                       4.25%                         4.39%

Net interest margin                                       4.95%                         5.01%
Avg shareholders' equity to average assets                6.67%                         6.67%

Risked-Based capital ratios
    Tier 1                                                9.29%                         9.74%
    Total                                                10.11%                        10.66%
Total loans to total deposits at end of period           60.21%                        67.93%

Allowance to total loans at end of period                 1.03%                         1.07%

Nonperforming loans to total loans at end of period       0.44%                         0.70%

Net charge-offs to average loans                          0.19%                         0.00%

(1) Primary earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year. The weighted average number of common shares used for this computation was 938,840 and 944,378 for March 31, 1999 and 1998, respectively.

(2) Diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,175,394 and 1,043,146 for March 31, 1999 and 1998, respectively.

(3)  Includes loans being held for sale.

(4)  Averages are of daily balances.

(5)  March 31, 1999 calculated on an annualized basis.

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

     Net interest income for the three months ended March 31, 1999 was $564,300 compared to $501,800 for the same period in 1998. The increase of $62,500 resulted from total interest income increasing $59,300, while total interest expense decreased $3,200. Average interest earning assets increased $6,023,000 (15.22%), while the average rate earned decreased 64 basis points. Average interest bearing liabilities increased $3,702,000 (10.78%), while the average rate paid decreased 49 basis points, reflecting decreases in certificate of deposit rates.

     The following table shows the components of the Bank's net interest income, setting forth, for each the three months ended March 31, 1999 and 1998, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v)the net interest yield on average interest-earning assets (i. e., net interest income divided by average interest-earning assets). Yields are not computed on a tax-equivalent basis. Non-accrual loans and overdrafts are included in average loan balances. Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

                                           Three Months                                  Twelve Months
                                          Ended March 31,                             Ended December 31,
                                    1999                     1998                           1998
                            ----------------------  -----------------------        -----------------------
                                    Int     Avg              Int     Avg                    Int     Avg
                             Avg    Earn     %        Avg    Earn     %              Avg    Earn     %
                             Bal    Paid    Rate      Bal    Paid    Rate            Bal    Paid    Rate
                            ----------------------  -----------------------        -----------------------
                                                          (Dollars in thousands)
Interest Earning Assets:

Int-bearing deposits
  at other banks                131     1    3.87        100     2  6.06               100     6    5.98
Invest securities             7,272    99    5.46      8,922   143  6.42             8,160   481    5.90
Federal funds sold            9,248   107    4.64      4,605    63  5.46             5,771   314    5.44
                            ----------------------   --------------------          ----------------------
Total investments            16,650   208    4.99     13,627   208  6.09            14,031   801    5.71

Loans
  Real estate                16,074   416   10.36     13,918   360 10.36            14,641 1,554   10.62
  Installment                   338    10   12.04        462    13 11.25               464    60   13.02
  Commercial                 12,582   329   10.46     11,597   318 10.95            12,348 1,341   10.86
                            ----------------------   --------------------          ----------------------
Total loans                  28,993   756   10.42     25,976   691 10.64            27,453 2,955   10.77

Total Interest
  earning assets             45,644   963    8.44     39,603   898  9.08            41,485 3,757    9.06
                            ----------------------   --------------------          ----------------------
                            ----------------------   --------------------          ----------------------
Interest Bearing
Liabilities:

Int-bearing demand            7,847    21    1.05      5,720    17  1.15             6,206    73    1.17
Money market savings          1,562     8    1.92      1,827    11  2.34             1,623    38    2.31
Savings deposits              3,718    19    2.04      2,192    12  2.19             2,846    63    2.22
Time deposits
  LESS THAN $100M             8,213   114    5.55      8,266   120  5.79             8,042   471    5.86
Time deposits
  GREATER THAN $100M         12,686   178    5.60     12,374   184  5.95            12,049   713    5.92
Other Borrowing               4,000    60    6.05      3,944    60  6.05             4,000   246    6.14
                            ----------------------   --------------------          ----------------------
Total interest
  bearing liabilities        38,026   399    4.20     34,324   402  4.69            34,765 1,603    4.61
                            ----------------------   --------------------          ----------------------
                            ----------------------   --------------------          ----------------------
Net interest income                   564                      496                         2,154

Net interest spread                          4.25                   4.39                            4.45

Net yield on interest
  earning assets                             4.95                   5.01                            5.19

                                               Three Months                          Twelve Months
                                             Ended March 31,                     Ended December 31,
                                               1999 vs 1998                          1998 vs 1997
                                              --------------                        --------------
                                           Increase (Decrease)                   Increase (Decrease)
                                              Due to changes                        Due to Changes
                                              --------------                        --------------
                                          Avg       Avg                        Avg        Avg
                                        Volume      Rate    Total             Volume      Rate    Total
                                        --------------------------            -------------------------
                                                           (Dollars in thousands)
Interest Earning Assets:

Int-bearing deposits at other banks           2        0         2                  2       (2)       1
Invest securities                           (26)     (17)      (44)               393       (1)     392
Federal funds sold                           63      (19)       44                (36)      10      (27)
                                      -----------------------------             -------------------------

Total investments                            46      (46)        0                324       42      366

Loans
  Real estate                                56        0        56                157       30      186
  Installment                                (3)       1        (3)               (26)       6      (20)
  Commercial                                 27      (16)       11                177      (93)      84
                                      -----------------------------             -------------------------
  Total loans                                80      (16)       65                308      (57)     251

Total Interest Earning Assets               137      (72)       65                844     (224)     620
                                      -----------------------------             -------------------------
                                      -----------------------------             -------------------------
Interest Bearing Deposits:

Int-bearing demand                            6       (2)        4                 (7)      (0)      (7)
Money market savings                         (2)      (2)       (3)                 8      (15)      (7)
Savings deposits                              8       (1)        7                139       (5)     134
Time deposits
  LESS THAN $100M                            (1)      (5)       (6)                17      (39)     (22)
Time deposits
  GREATER THAN $100M                          5      (11)       (6)               102       61      163
Other Borrowing                               1        0         1                  0        0        0
                                      -----------------------------             -------------------------

Total interest bearing deposits              43      (47)       (3)               308      (38)     269
                                      -----------------------------             -------------------------
                                      -----------------------------             -------------------------
Net change in net interest                   94      (25)       68                536     (186)     350

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses is an expense charged against operating income and added to the allowance for loan losses. The allowance for loan losses represents amounts set aside for the specific purpose of absorbing losses that may occur in the Bank's loan portfolio.

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

     Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At March 31, 1999 and 1998 the Bank's allowance stood at 1.03 percent and 1.07 percent of gross loans, respectively. A provision of $10,000 was made to the allowance during the three months ended March 31, 1999, and 1998. Loans charged off during the three months ended March 31, 1999, totaled $56,300, compared to $1,000 in the same period of 1998. Recoveries for the same periods were $6,500 and $2,800, respectively.

     The Bank's non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans was .44 percent at March 31, 1999 compared with .70 percent for the same period in 1998.

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

NON-INTEREST INCOME

     Total non-interest income for the three months ended March 31, 1999 was $488,700, compared with $410,300 for the same period in 1998. The increase of $78,400 was the result of service charges on deposit accounts increasing $14,100, income from SBA loan sales and servicing increased $3,000 and income from other service charges, commissions and fees increasing $61,300. Increased merchant services fees accounted for $54,300 of the increase in other service charges, commissions and fees.

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

NON-INTEREST EXPENSE

     Salary and benefits expense for the three months ended March 31, 1999 increased $71,500 compared with the same period in 1998. The increase was due to the addition of two loan officers, employee merit pay increases and bonus accruals.

     Total occupancy and equipment expense for the three months ended March 31, 1999 was $69,000 compared to $67,600 for the same period in 1998.

     For the three months ended March 31, 1999 professional fees decreased $6,700 compared to the same period in 1998.

     Data processing expenses for the three months ended March 31, 1999 was $50,100 compared to $49,500 for the same period in 1998.

     Other expenses for the three months ended March 31, 1999 totaled $425,400 compared with $347,600 for the same period in 1998. Significant changes occurred in the following categories with increases in business development ($4,500), insurance expense ($5,100), merchant expense ($55,800), Year 2000 expense ($9,600), subscriptions ($4,400), operational losses ($4,400) and decreases in collection expense ($7,900), bank security ($2,400), taxes ($3,600).

LOANS

     Loans represented 63.55% of average earning assets, and 55.70% of average total assets for the three months ended March 31, 1999, compared with 65.62% and 56.49%, respectively during 1998. For the three months ended March 31, 1999, average loans increased 11.57% from $26,014,000 for the same period in 1998 to $29,023,000. Average real estate loans increased $1,987,000 (14.11%), installment loans decreased $111,000 (23.10%); while average commercial loans increased $1,133,000 (9.89%).

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

     The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as "non-performing loans"):

                                                         Three Months Ended
                                                              March 31,
                                                      1999                 1998
                                                   -----------          -----------
                                                       (Dollars in thousands)
Accruing, past due 90 days or more:
-----------------------------------
Real Estate                                             70                    71
Commercial                                               0                     0
Installment                                              0                     0
Other                                                    0                     0
                                               ------------     -----------------
    Total accruing                                      70                    71


Nonaccrual Loans:
-----------------
Commercial                                              57                    96
Installment                                              0                    16
Other                                                    0                     0
                                               ------------     -----------------
    Total nonaccrual                                    57                   112

    Total nonperforming                                127                   183

Total loans end of period                           28,721                26,215

Ratio of nonperforming loans
    to total loans at end of period                   0.44%                 0.70%


     These ratios have been maintained as a result of conservative underwriting criteria, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel). The Bank does not have any foreign loans or loans for highly leveraged transactions.

SUMMARY OF LOAN LOSS EXPERIENCE

                                              Three Months Ended                Three Months Ended
                                                   March 31,                         March 31,
                                                     1999                              1998
                                                 -------------                     -------------
                                                            (Dollars in thousands)
Average loans outstanding                              28,993                          26,014

Allowance, beginning of period                            336                             269

Loans charged off during period:
    Commercial                                             56                               0
    Installment                                             0                               1
    Real Estate                                             0                               0
    Other                                                   0                               0
                                                   -----------                     -------------
    Total charge offs                                      56                               1

Recoveries during period:
    Commercial                                              3                               3
    Installment                                             4                               0
    Other                                                   0                               0
                                                   -----------                     -------------
    Total recoveries                                        7                               3

Net Loans charged off
    during the period                                      50                              (2)

Additions to allowance for
    possible loan losses                                   10                              10

Allowance, end of period                                  296                             281

Ratio of net loans charged off to average
    loans outstanding during the period                  0.17%                          (0.01)%

Ratio of allowance to total
    loans at end of period                               1.03%                           1.07%

FUNDING SOURCES

     Average deposits for the three months ended March 31, 1999 were $43,798,000 an increase of 14.19% compared with the same period in 1998. Average certificates of deposit represented 47.72% of average deposits for the three months ended March 31, 1999. Average interest bearing checking, money market and savings accounts as a group were 29.97% of average deposits. Average demand deposits represented 22.73% of average deposits. The decrease in certificates of deposit as a percentage of total deposits resulting in lower cost of funds.

     The Bank has a line of credit from the Federal Home Loan Bank of San Francisco with a maximum borrowing limit on March 31, 1999 of $4,295,000. The line of credit is secured by certain of the Bank's real estate secured loans. At March 31, 1999 the Bank had four $1,000,000 advances which bear interest at 6.53%, 4.83%, 6.81% and 6.36%, respectively. The advances mature in June 2000, October 2003, June 2004 and January 2028, respectively. Management believes that these advances provide funds at a lower cost than comparable deposits. The Bank did not utilize any short-term borrowings in 1999, 1998 or 1997.

CAPITAL RESOURCES

     The Company maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends. At March 31, 1999, stockholders' equity was $3,502,600 versus $3,434,600 at December 31, 1998. The Company paid a ten (10%) percent stock dividend in 1998 and cash dividends of $0.12 and $0.11 per share in 1997 and 1996, respectively. The Bank paid cash dividends totaling $50,000, $170,000 and $150,000 to the Corporation in 1998, 1997 and 1996.

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

     Under current rules, all banks are required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 risk-based capital ratio of 9.29% and a total risk-based capital ratio of 10.11% at March 31, 1999, well above the minimum regulatory requirements.

     The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill. The Bank had a leverage capital ratio of 6.46% March 31, 1999.

LIQUIDITY

     Liquidity represents a bank's ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs. For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers. In the ordinary course of the Bank's business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings. In addition, the Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $4,295,000 and a $1,000,000 Federal Funds Purchased line of credit with Pacific Coast Bankers' Bank, to meet temporary liquidity requirements.

     As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 10 percent of total assets ("primary liquidity"), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets. In addition, it seeks to generally limit loans to not more than 90 percent of deposits. Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing. The Bank's primary liquidity at March 31, 1999 was 24.18, while its average loan to deposit ratio for the three months ended March 31, 1999 was 66.27 percent.

INTEREST RATE RISK

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

     The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate. The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank's net interest margin based on the bank's actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period. At March 31, 1999 the affect of a 2% increase in the federal funds sold rate, expressed as a percentage of equity, was a positive 5.8%, while a 2% decrease in the fed funds rate was a negative 5.8% of equity.

     The Corporation has limited cash on hand and no sources of revenues or liquidity other than dividends, tax equalization payments or management fees from the Bank. The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law.

INVESTMENT SECURITIES

     The following table sets forth the book and market value of the Bank's investment securities at March 31, 1999:

                                                            INVESTMENT PORTFOLIO MIX
                                                                March 31, 1999
                                                             Book          Market
                                                            value          value
                                                          -----------    -----------
                                                            (Dollars in thousands)
Available for sale:
  Other Securities                                          697,800         697,800
                                                         -----------    ------------
                                                         -----------    ------------
Held to maturity:
  U.S. Government Securities                              2,499,400       2,497,900
  State and Local Agency Securities                       4,763,700       4,777,700
                                                         -----------    ------------
                                                          7,263,100       7,275,600
                                                         -----------    ------------
                                                         -----------    ------------

     The following table summarizes the maturity of the Bank's investment securities at March 31, 1999:

                                                         INVESTMENT PORTFOLIO MATURITIES
                                                             (Dollars in thousands)
                                                              over 1         over 5
                                                1 year       through         through       over 10
                                               or less       5 years        10 years        years
                                              -----------   ----------    -------------  -----------
U.S. Government Agency Securities                  ---          ---              500          1,999
State and Local Agency Securities                  ---          ---              ---          4,764
Other Securities                                   698          ---              ---            ---
                                              -----------   ----------    -------------  -----------
     Total                                         698          ---              500          6,763


YEAR 2000

     The Year 2000 issue involves the ability of computer systems to recognize date values on and after January 1, 2000. Many operating systems and software programs were written to recognize two digit year date values, i.e. 98 in the year field represents 1998. As a result some systems and programs may recognize "00" in a date field as the year 1900 rather than 2000. This issue affects all users of computer systems, not just financial institutions.

     The Company has established a plan of action designed to ascertain the actions necessary to address the "Year 2000" issue. The Company has completed testing of the hardware and operating systems under its direct control; two older personal computers failed the tests and have been replaced. The testing of mission critical systems provided by outside service providers has been implemented and will be an ongoing process throughout 1999. We have completed the review of test results from the data processing system that processes transactions and maintains records on all loan, deposit and general ledger accounts. These tests have not identified any Year 2000 related problems. The review of test results on non-mission critical systems, i.e. accounts payable, fixed assets, is in process. Testing of the systems used to process merchant credit card transactions is underway, results to date have been favorable. The Company continues developing and reviewing contingency plans for mission critical systems.

     The Company must rely on its customers to make necessary preparations for Year 2000 so that their business operations will not be impacted. Those customers with loans and unused commitments outstanding cause the greatest concern for any lender. All current and prospective borrowers, who may be impacted by the Year 2000 problem, have been/will be asked to complete a questionnaire regarding their Year 2000 readiness. Each borrower is assigned one of two Year 2000 risk levels: low or high. Business purposes borrowers are further rated based on an evaluation of their Year 2000 plan and the progress in completing the plan. Business purpose borrowers with loans greater than $50,000 and a Year 2000 high risk rating will be evaluated to determine if specific allocations for loan loss reserves should be made. The evaluation process for business purpose borrowers with loans greater than $200,000 and a Year 2000 high risk rating will include site visits. The Company has not completed its evaluation of these borrowers and therefore has not determined the impact if any on provisions for possible loan losses.

     The Company is reliant on third parties for basic infrastructure services and services provided by other financial institutions and governmental agencies. Failure by third parties may jeopardize our operations, but the degree of risk depends on the nature and duration of the failures. The greatest impact on our operations would result from the inability of third parties to supply basic services such as electric power, telecommunications and services provided by other financial institutions and governmental agencies. We monitor available information regarding the readiness preparation of basic infrastructure providers. We are unable, however, to estimate the likelihood of significant disruptions among our basic infrastructure suppliers.

     Efforts are being made to increase the awareness level of all customers through direct mailings and messages printed on bank statements and notice forms. These efforts will include information on the Year 2000 problem, sources of reliable information, information on the Company's preparedness and warnings concerning scam artists.

     The Company's Year 2000 expense in 1998 was $28,800, and $38,400 has been budgeted for 1999. These expenses include fees for testing mission critical systems, postage and the cost of information pieces provided to customers. The Company has not allocated any personnel cost associated with the significant number of man-hours devoted to the Year 2000 project.

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

                                NORTHERN CALIFORNIA BANCORP, INC.

Date:   May 7, 1999                By: /s/ Charles T. Chrietzberg, Jr.
       --------------------        ---------------------------------
                                   Charles T. Chrietzberg, Jr.
                                   Chief Executive Officer
                                   and President


Date:  May 7, 1999                 By: /s/ Bruce N. Warner
      ---------------------        ---------------------------------
                                   Bruce N. Warner
                                   Chief Financial Officer and
                                   Principal Accounting Officer