Form 10QSB
period 1999-06-30
NORTHERN CALIFORNIA BANCORP INC
filed 1999-08-12
CIK 1006820

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-QSB


      X   Quarterly report under Section 13 or 15(d) of the Securities Exchange
     ---
          Act of 1934 for the quarterly period ended JUNE 30, 1999

          Transition report under Section 13 or 15(d) of the Securities
     ---
          Exchange Act of 1934 (No fee required) for the period
          from             to
               -----------    ------------

                         Commission File Number 0-27666

                        NORTHERN CALIFORNIA BANCORP, INC.

                 (Name of Small Business Issuer in its Charter)


                     Incorporated in the State of California

                  IRS Employer Identification Number 77-0421107

                 Address: 601 Munras Avenue, Monterey, CA 93940

                            Telephone: (831) 649-4600



     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
   -----         -----

         As of August 4, 1999, the Corporation had 937,190 shares of common stock outstanding.

                          PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        NORTHERN CALIFORNIA BANCORP, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                JUNE 30           DECEMBER 31
                                                                 1999                1998
                                                          ------------------   -----------------
ASSETS:
Cash and Cash Equivalents                                         4,989,300          12,429,900
Due From Bank - Time Deposits                                       200,000             100,000
Investment Securities, available for sale (Note 1)                  744,300             690,500
Investment Securities, held to maturity (Note 1)                  9,291,600           6,265,000
Trading Account                                                      57,300                   0
Federal Funds Sold                                                2,965,000                   0
Loans Held for Sale                                               2,107,600             951,600
Gross Loans (Note 2)                                             31,881,500          27,330,300
Allowance for Possible Loan Losses (Note 3)                       (341,000)           (336,200)
Deferred Origination Fees                                          (35,800)            (31,900)
                                                          ------------------   -----------------
  Net Loans                                                      31,504,700          26,962,200
Bank Premises and Equipment, Net                                  1,814,900           1,868,600
Interest Receivable and Other Assets                              1,698,600           1,835,600
                                                          ------------------   -----------------
    Total Assets                                                 55,373,300          51,103,400
                                                          ==================   =================
LIABILITIES AND SHAREHOLDERS' EQUITY:

Total Deposits (Note 4)                                          46,861,200          42,851,700
Borrowed Funds                                                    4,357,500           4,000,000
Interest Payable and Other Liabilities                              548,400             817,100
                                                          ------------------   -----------------
    Total Liabilities                                            51,767,100          47,668,800
                                                          ------------------   -----------------
Shareholders' Equity:

  Common Stock - No Par Value
    Authorized: 2,500,000 in 1999 and 1998
    Outstanding: 937,190 in 1999 and 943,804 1998                 2,952,000           2,962,200
  Retained Earnings                                                 693,000             504,400
  Accumulated Other Comprehensive Income (Loss)                    (38,800)            (32,000)
                                                          ------------------   -----------------
    Total Shareholders' Equity                                    3,606,200           3,434,600
                                                          ------------------   -----------------
    Total Liabilities & Shareholders' Equity                     55,373,300          51,103,400
                                                          ==================   =================

                        NORTHERN CALIFORNIA BANCORP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Three Months Ended                   Six Months Ended
                                                               June 30                             June 30
                                                     ----------------------------         -------------------------
                                                         1999           1998                 1999         1998
                                                     -------------   ------------         -----------  ------------
INTEREST INCOME:
  Interest and Fees on Loans                              806,400        747,700           1,562,000     1,444,200
  Interest on Time Deposits with
    Financial Institutions                                  2,600          1,600               3,900         3,100
  Interest on Investment Securities                       125,800        113,600             225,100       256,800
  Interest on Federal Funds                                69,600         74,500             176,800       137,400
                                                     -------------   ------------         -----------  ------------
    Total Interest Income                               1,004,400        937,400           1,967,800     1,841,500
                                                     -------------   ------------         -----------  ------------

INTEREST EXPENSE:
  Interest on Interest-Bearing
    Transaction Accounts                                   26,300         27,500              54,500        54,700
  Interest on Savings Accounts                             19,500         15,000              38,400        27,000
  Interest on Time Deposits                               296,800        293,900             588,300       597,400
  Interest on Other Borrowed Funds                         65,600         61,300             126,100       120,900
                                                     -------------   ------------         -----------  ------------
    Total Interest Expense                                408,200        397,700             807,300       800,000
                                                     -------------   ------------         -----------  ------------

    Net Interest Income                                   596,200        539,700           1,160,500     1,041,500
                                                     -------------   ------------         -----------  ------------
PROVISION FOR POSSIBLE LOAN LOSSES                         70,000         70,000              80,000        80,000
                                                     -------------   ------------         -----------  ------------
    Net Interest Income After
      Provision for Possible Loan Losses                  526,200        469,700           1,080,500       961,500
                                                     -------------   ------------         -----------  ------------

NONINTEREST INCOME:
  Service Charges on Deposit Accounts                      92,800         92,100             185,900       170,700
  SBA Loan Sales & Servicing Income                       112,800         76,100             176,800       137,600
  Other Operating Income                                  407,900        306,200             739,500       576,400
                                                     -------------   ------------         -----------  ------------
    Total Noninterest Income                              613,500        474,400           1,102,200       884,700
                                                     -------------   ------------         -----------  ------------

NONINTEREST EXPENSE:
  Salaries and Employee Benefits                          396,000        400,300             799,400       732,200
  Occupancy and Equipment Expense                          71,100         68,200             140,100       135,800
  Professional Fees                                        15,700       (66,000)              34,200      (40,800)
  Data Processing                                          49,200         45,100              99,300        94,600
  FDIC & State Assessments                                  4,000          3,900               6,900         7,600
  Other Operating Expenses                                453,900        364,700             854,400       686,600
   Income Tax Expense                                      37,600         30,000              59,700        55,700
                                                     -------------   ------------         -----------  ------------
    Total Noninterest Expense                           1,027,500        846,200           1,994,000     1,671,700
                                                     -------------   ------------         -----------  ------------
    NET INCOME (LOSS)                                     112,200         97,900             188,700       174,500
                                                     =============   ============         ===========  ============

Earnings Per Common Share
   Primary                                                   0.12           0.10                0.20          0.19
   Diluted                                                   0.10           0.09                0.16          0.16

                        NORTHERN CALIFORNIA BANCORP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                                   1998                  1997
                                                                              ---------------       ---------------
NET INCOME                                                                           188,700               130,700
Adjustments to net income:
  Depreciation and amortization expense                                               76,000                45,000
  Amortization/Accretion on investments                                                1,900                 (300)
  (Gain) loss on sale of securities                                                  (6,800)                     0
  Provision for possible loan losses                                                  80,000                60,000
  Amortization of deferred servicing premium                                         (7,700)                 6,600
  Amortization of deferred income                                                    (2,000)               (2,200)
  Increase (decrease) in accrued expenses                                          (173,200)             (179,300)
  (Increase) decrease in prepaid expenses                                            183,900               178,600
  Increase (decrease) in interest payable                                           (93,600)             (170,400)
  (Increase) decrease in interest receivable                                        (65,500)              (41,300)
  (Increase) decrease in loans held for sale                                       (666,561)              (30,900)
                                                                              ---------------       ---------------
  Total adjustments to net income                                                  (673,561)             (134,200)
                                                                              ===============       ===============
Net cash provided (used) by operations                                             (484,861)               (3,500)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of due from time                                                        (100,000)                     0
  Proceeds from sale of investments                                                   27,700                     0
  Principal payments on investments                                                  160,600             1,500,000
  Purchase of securities                                                         (3,220,200)           (3,663,000)
  Net (increase) decrease in loans                                               (5,111,800)             (519,400)
  Stock repurchase                                                                  (10,200)                     0
  Capital expenditures                                                              (22,300)             (272,400)
                                                                              ---------------       ---------------
Net cash provided (used) in investing activities                                 (8,276,200)           (2,954,800)
                                                                              ===============       ===============

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposit accounts                                      4,009,600           (1,362,200)
  Net increase (decrease) in borrowed funds                                          357,500             2,000,000
                                                                              ---------------       ---------------
Net cash provided (used) by financing activities                                   4,367,100               637,800
                                                                              ===============       ===============

Net increase (decrease) in cash & cash equivalents                               (4,400,900)           (2,320,500)
Cash & cash equivalents - beginning of year                                       12,529,900             9,820,100
                                                                              ===============       ===============

Cash & cash equivalents - end of period                                            8,129,000             7,499,600

             See Note 5 for supplemental disclosures

NOTES TO FINANCIAL STATEMENTS

                                                               JUNE 30                DECEMBER 31
                                                                1999                      1998
                                                         -------------------      ------------------
(NOTE 1) INVESTMENT SECURITIES:

Available for sale:
  Other Securities                                                  744,300                 690,500
                                                         ===================      ==================

Held to maturity:
  US Government Securities                                        2,499,400               1,500,200
  State and Local Agency Securities                               6,792,200               4,764,800
                                                         -------------------      ------------------
                                                                  9,291,600               6,265,000
                                                         ===================      ==================

(NOTE 2) GROSS LOANS:

  Commercial and Industrial                                      11,649,200              11,163,200
  Construction                                                    2,132,500                 355,600
  Real Estate - Mortgage                                         17,527,500              15,294,100
  Installment                                                       419,800                 358,600
  Government Guaranteed Loans Purchased                             152,500                 158,800
                                                         -------------------      ------------------
  Gross Loans                                                    31,881,500              27,330,300

(NOTE 3) ALLOWANCE FOR POSSIBLE LOAN LOSSES:

  Balance at Beginning of Period                                    336,200                 269,100
  Recoveries                                                         12,200                  12,600
  Provision for Possible Loan Losses                                 80,000                 130,000
  Loans Charged Off                                                (87,400)                (75,500)
                                                         -------------------       -----------------
  Balance at End of Period                                           341,000                 336,200

(NOTE 4) DEPOSITS:

  Demand                                                          10,768,000               9,897,400
  Interest-Bearing Transaction                                     9,259,100               8,960,400
  Savings                                                          3,951,400               3,605,100
  Time Under $100,000                                             13,667,700              12,355,300
  Time Equal to or Greater than $100,000                           9,215,000               8,033,500
                                                         --------------------      ------------------
                                                                  46,861,200              42,851,700

(NOTE 5) SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

 Payments during the period ending:                            6/30/99                  6/30/98
                                                         --------------------      ------------------
    Interest                                                         681,200                 679,100
    Income Taxes                                                      59,700                  55,700

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

     For the six months, ended June 30, 1999 net income was $188,700, an increase of $14,200 when compared to the same period in 1998. The increase in earnings during this period was the result of a $119,000 increase in net interest income after provision for loan losses and a $217,500 increase in non-interest income, partially offset by a $322,300 increase in non-interest expense.

     The following table sets forth certain selected financial ratios of the Corporation at and for the six months ended, June 30, 1999 and 1998.

                                    For the six months        For the six months
                                    Ended June 30, 1999       Ended June 30, 1998
                                    -------------------       -------------------
                                    (Dollars in thousands except per share data)
Summary of Operating
Results:

Total interest income                           1,968                       1,841
Total interest expense                            807                         800
                                    -------------------       -------------------
Net interest income                             1,160                       1,041

Provision for possible loan losses                 80                          80
                                    -------------------       -------------------
Net interest income
after provision for loan loss                   1,080                         961

Total other income                              1,102                         885
Total other expense                             1,934                       1,616
                                    -------------------       -------------------

Income (loss) before taxes                        248                         230
Provision for income tax                           60                          56
                                    -------------------       -------------------

Net income (loss)                                 189                      174.55


Per Common Share
Data:

Net income - Primary (1)                         0.20                        0.19
Net income - Diluted (2)                         0.16                        0.16
Book value, end of period                        3.84                        3.34
Avg shares outstanding (3)                    939,836                     943,804

Balance Sheet Data:

Total loans, net
of unearned income (4)                         33,953                      27,468
Total assets                                   55,312                      47,038
Total deposits                                 46,854                      39,412
Stockholders' equity                            3,606                       3,150


                                        For the six months         For the six months
                                       Ended June 30, 1999         Ended June 30, 1998
                                       -------------------         -------------------
Selected Financial Ratios (4):

Return on average assets(5)                      0.71%                       0.84%

Return on average
   stockholders' equity(6)                      10.72%                      11.18%

Net interest spread                              4.33%                       4.52%

Net interest margin                              5.03%                       5.19%

Avg shareholders' equity
   to average assets                             6.65%                       7.47%

Risked-Based capital ratios
    Tier 1                                       9.37%                       9.49%
    Total                                       10.22%                      10.37%
Total loans to total deposits
   at end of period                             72.47%                      69.70%

Allowance to total loans
   at end of period                              1.00%                       1.04%

Non-performing loans to total
   loans at end of period                        0.23%                       0.31%

Net charge-offs to
   average loans                                 0.25%                       0.23%

(1) Primary earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year. The weighted average number of common shares used for this computation was 939,836 and 943,804 for June 30, 1999 and 1998, respectively.

(2) Diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,175,394 and 1,113,778 for June 30, 1999 and 1998, respectively.

(3)  Weighted average common shares.

(4)  Includes loans being held for sale.

(5)  Averages are of daily balances.

(6)  June 30, 1999 calculated on an annualized basis.

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

     Net interest income for the six-month period ended June 30, 1999 was $1,160,500 compared to $1,041,500 for the same period in 1998. The increase of $119,000 resulted from total interest income increasing $126,300, while total interest expense increased $7,300. Average interest earning assets increased $6,275,000 (15.69%) with average loans increasing $3,870,000 and investments increasing $2,404,000, while the average rate earned decreased 71 basis points. The average interest rate earned on investments decreased 79 basis points while the average interest rated earned on loans decreased 61 basis points. Average interest bearing liabilities increased $4,121,000 (12.01%), while the average rate paid remained level with 1998.

     The following table shows the components of the Bank's net interest income, setting forth, for each the six months ended June 30, 1999 and 1998 and for the twelve months ended December 31, 1998, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v)the net interest yield on average interest-earning assets (i. e., net interest income divided by average interest-earning assets). Yields are not computed on a tax-equivalent basis. Non-accrual loans and overdrafts are included in average loan balances. Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

                                               The Six Months                          The Twelve Months
                                                Ended June 30,                         Ended December 31,
                                        1999                       1998                        1998
                               ---------------------    -----------------------      ------------------------
                                        Int    Avg                  Int   Avg                  Int     Avg
                                 Avg    Earn    %          Avg     Earn    %           Avg     Earn     %
                                 Bal    Paid  Rate         Bal     Paid  Rate          Bal     Paid    Rate
                               ---------------------    -----------------------      ------------------------
                                                        (Dollars in thousands)
Interest Earning Assets:
Int-bearing deposits
  at other banks                   166      4  4.70           100     3   6.13           100        6   5.98
Invest securities                8,200    225  5.49         8,465   257   6.07         8,160      481   5.90
Federal funds sold               7,500    177  4.72         4,897 137.4   5.61         5,771      314   5.44
                              ----------------           ---------------            -------------------------

Total investments               15,866    406  5.11        13,462   397   5.90        14,031      801   5.71

Loans
  Real estate                   17,128    882 10.30        14,171   742  10.48        14,641    1,554  10.62
  Installment                      354     25 14.06           529 34.57  13.07           464       60  13.02
  Commercial                    12,927    655 10.14        11,839 667.4  11.27        12,348     1341  10.86
                              ----------------           ---------------            -------------------------

Total loans                     30,410  1,562 10.27        26,540 1,444  10.88        27,453    2,955  10.77

Total Interest
  earning assets                46,276  1,968  8.50        40,002 1,841   9.21        41,485    3,757   9.06
                              ================           ===============            =========================

Interest Bearing Liabilities:
Int-bearing demand               7,717     40  1.03         5,862    34   1.16         6,206       73   1.17
Money market savings             1,577     15  1.90         1,747    21   2.36         1,623       38   2.31
Savings deposits                 3,846     38  2.00         2,452    27   2.20         2,846       63   2.22
Time deposits Greater
   than $100M                    8,374    232  5.53         8,155   238   5.84         8,042      471   5.86
Time deposits less
   than $100M                   12,920    357  5.52        12,125   359   5.93        12,049      713   5.92
Other Borrowing                  4,103    126  6.14         3,972   121   6.09         4,000      246   6.14
                              ----------------           ---------------            -------------------------

Total interest
  bearing liabilities           38,434    807  4.19        34,313   800   4.66        34,765    1,603   4.61
                              ================           ===============            =========================

Net interest income                     1,161                     1,041                         2,154

Net interest spread                            4.32                       4.54                          4.45

Net yield on interest
  Earning assets                               5.02                       5.21                          5.19



                                               Six Months                           Twelve Months
                                              Ended June 30,                     Ended December 31,
                                              1999 vs 1999                           1998 vs 1997
                                              ------------                           ------------
                                           Increase(Decrease)                     Increase(Decrease)
                                             Due to changes                         Due to Changes
                                      ------------------------------         -----------------------------
                                          Avg       Avg                          Avg      Avg
                                        Volume      Rate    Total             Volume      Rate    Total
                                      ------------------------------         -----------------------------
                                                              (Dollars in thousands)
Interest Earning Assets:

Int-bearing deposits
  at other banks                             3          0        3                   2     (2)        1
Invest securities                          (5)       (24)     (29)                 393     (1)      392
Federal funds sold                          73       (34)       39                (36)      10     (27)
                                       ----------------------------               ----------------------

Total investments                           71       (62)        9                 324      42      366

Loans
  Real estate                              155       (15)      139                 157      30      186
  Installment                             (11)          2     (10)                (26)       6     (20)
  Commercial                                61       (73)     (12)                 177    (93)       84
                                       ----------------------------               ----------------------
  Total loans                              105       (46)       59                 308    (57)      251

Total Interest Earning Assets              289      (163)      126                 844   (224)      620
                                       ============================               ======================

Interest Bearing Deposits:

Int-bearing demand                          11        (5)        6                 (7)     (0)      (7)
Money market savings                       (2)        (4)      (6)                   8    (15)      (7)
Savings deposits                            15        (4)       11                 139     (5)      134
Time deposits greater than $100M             6       (13)      (7)                  17    (39)     (22)
Time deposits less than $100M               24       (26)      (3)                 102      61      163
Other Borrowing                              4          1        5                   0       0        0
                                       ----------------------------               ----------------------

Total interest bearing deposits             98       (91)        7                 308    (38)      269
                                       ============================               ======================

Net change in net interest                 190       (71)      119                 536   (186)      350

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses is an expense charged against operating income and added to the allowance for loan losses. The allowance for loan losses represents amounts, which have been set aside for the specific purpose of absorbing losses, which may occur in the Bank's loan portfolio.

     The allowance for loan losses reflects management's ongoing evaluation of the risks inherent in the loan portfolio, both generally and with respect to specific loans, the state of the economy, and the level of net loan losses experienced in the past. Management and the Board of Directors review the results of the California Department of Financial Institutions and FDIC examinations, independent accountants' observations, and the Bank 's internal review as additional indicators to determine if the amount in the allowance for loan losses is adequate to protect against estimated future losses. It is the Bank 's current practice, which could change in accordance with the factors mentioned above, to maintain an allowance which is at least equal to the sum of the following percentage of loan balances by loan category.

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

     Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At June 30, 1999 and 1998 the Bank's allowance stood at 1.00 and 1.05 percent, respectively. A provision of $80,000 was made to the allowance during the six months ended June 30, 1999 and in the same period in 1998. Charged off loans during the six months ended June 30, 1999 and 1998 totaled $87,400 and $67,800 respectively. Recoveries for the same periods were $12,200 and $5,800, respectively.

     The Bank's non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans was .23 percent at June 30, 1999 compared with .31 percent at June 30, 1998.

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

NON-INTEREST INCOME

     Total non-interest income for the six months ended June 30, 1999 was $1,102,200, compared with $844,700 for the same period in 1998. The increase of $217,500 was the result of a $39,200 increase in income from SBA loan sales and servicing and income from other service charges, commissions and fees increased $163,100 and service charges on deposit accounts increased $15,200. Merchant credit card discount fees increased $138,100 the primary factor in the increase in other service charges, commissions and fees.

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

     There can be no assurance that the gains on sale will continue at, or above, the levels realized in the past three years. In addition, increasing competition among lenders for qualified SBA borrowers makes it difficult for the Bank to continually expand its program in this area, and may limit the level of premium that can be earned with regard thereto. The level of premium income on longer-term loans has been significantly reduced due to the volume of loans that have been paid off early.

NON-INTEREST EXPENSE

     Salary and benefits expense for the six months ended June 30, 1999 increased $67,200 compared with the same period in 1998. The increase was due primarily to employee merit pay increases, bonus accruals, and an increase of two full time equivalent staff positions.

     Total occupancy and equipment expense for the six months ended June 30, 1999 was $140,100 compared to $135,800 for the same period in 1998.

     For the six months ended June 30, 1999 professional fees were $92,100 compared with $(40,800) the same period in 1998. The 1998 number includes the recovery of $117,100 in legal expenses associated with a trade name infringement lawsuit.

     Data processing for the six months ended June 30, 1999 increased $4,700 compared to the same period in 1998. The increase was due to increased numbers of accounts and transactions.

     Other expenses for the six months ended June 30, 1999 totaled $854,400 compared with $686,600 for the same period in 1998. Significant changes occurred in the following categories with increases in merchant expense of $132,900, stationary & supplies expense $10,300, subscription/publications $6,800, telephone $5,400, travel $4,200 operational losses $3,200, miscellaneous expense $4,200 and Year 2000 expense $9,600 and decreases in collection expense $5,900, entertainment & meals expense $4,700, security expense $3,900, insurance expense $4,800 and shareholder expense $3,200.

LOANS

     Loans represented 65.71% of average earning assets, and 57.52% of average total assets for the six months ended June 30, 1999, compared with 66.35% and 57.28%, respectively during 1998. For the six months ended June 30, 1999 average loans increased 14.58% from $26,540,000 for the same period in 1998 to $30,410,000. Average commercial loans increased $1,088,000 (9.19%), average real estate loans increased $2,957,000 (20.87%); while installment loans decreased $175,000 (33.02%).

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

     The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as "non-performing loans"):

                                                        Six Months Ended
                                                            June 30,
                                                      1999            1998
                                                   -----------     -----------
                                                     (Dollars in thousands)
Accruing,
PAST DUE 90 DAYS OR MORE:
Real Estate                                               68              71
Commercial                                                 0               0
Installment                                                0               0
Other                                                      0               0
                                                   ----------      ----------
    Total accruing                                        68              71


Nonaccrual Loans:

Real Estate                                                0               0
Commercial                                                 9               2
Installment                                                0              11
Other                                                      0               0
                                                   ----------      ----------
    Total non-accrual                                      9              14

    Total non-performing                                  77              84

Total loans end of period                             33,953          27,468

Ratio of non-performing loans
    to total loans at end of period                    0.23%           0.31%

     These ratios have been maintained as a result of a strengthening of underwriting criteria, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel). The Bank does not have any foreign loans or loans for highly leveraged transactions.

SUMMARY OF LOAN LOSS EXPERIENCE


                                       Six Months Ended   Six Months Ended
                                         June 30, 1999      June 30, 1998
                                       ----------------   ----------------
                                             (Dollars in thousands)

Average loans outstanding                        30,410             26,540

Allowance, beginning of period                      336                269

Loans charged off during period:
    Commercial                                       87                 67
    Installment                                       0                  1
    Real Estate                                       0                  0
    Other                                             0                  0
                                       ----------------   ----------------
    Total charge offs                                87                 68

Recoveries during period:
    Commercial                                        7                  5
    Installment                                       5                  1
    Other                                             0                  0
                                       ----------------   ----------------
    Total recoveries                                 12                 6

Net Loans charged off
    during the period                                75                62

Additions to allowance for
    possible loan losses                             80                80

Allowance, end of period                            341               287

Ratio of net loans charged off to
    average Loans outstanding
    during the period                              0.25%             0.23%

Ratio of allowance to total
    loans at end of period                         1.00%             1.04%

FUNDING SOURCES

     Average deposits for the six months ended June 30, 1999 were $44,697,000 an increase of 15.63% compared with the average balance for 1998. Average certificates of deposit represented 47.64% of average deposits for the six months ended June 30, 1999. Average interest bearing checking, money market and savings accounts as a group were 29.40% of average deposits. Average demand deposits represented 22.96% of average deposits.

     The Company has a $1,000,000 revolving line of credit with the Pacific Coast Bankers' Bank which matures in May 2000. The interest rate is a floating rate based on the prime lending rate plus seventy five (75) basis points. At June 30, 1999 the Company had drawn down $357,500 under the line of credit.

     The Bank has a line of credit from the Federal Home Loan Bank of San Francisco with a maximum borrowing limit on June 30, 1999 of approximately $6,250,000. The line of credit is secured by certain of the Bank's real estate secured loans and investment securities. At June 30, 1999 the Bank had four $1,000,000 advances which bear interest at 6.53%, 4.83%, 6.81% and 6.36%, respectively. The advances mature in June 2000, October 2003, June 2004 and January 2028, respectively. Management believes that these advances provide funds at a lower cost than comparable deposits. The Bank did not utilize any short-term borrowings in 1999, 1998 or 1997.

CAPITAL RESOURCES

     The Bank maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends. The Company injected an additional $300,000 of capital into the Bank in May 1999 and will inject an additional $200,000 in July 1999. At June 30, 1999, stockholders' equity was $3,606,200 versus $3,434,600 at December 31, 1998. The Company paid a ten (10%) percent stock dividend in 1998 and cash dividends of $0.12 and $0.11 per share in 1997 and 1996, respectively. The Bank paid cash dividends totaling $50,000, $170,000 and $150,000 to the Corporation in 1998, 1997 and
1996.

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

     Under current rules, all banks were required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 risk-based capital ratio of 9.37% and a total risk-based capital ratio of 10.22% at June 30, 1999 well above the minimum regulatory requirements.

     The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill. The Bank had a leverage capital ratio of 7.13% at June 30, 1999.

LIQUIDITY

     Liquidity represents a bank's ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs. For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers. In the ordinary course of the Bank's business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings. The Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $6,250,000 and a $1,000,000 unsecured Federal Funds Purchased line of credit with the Pacific Coast Bankers' Bank to meet temporary liquidity requirements. The Bank is in the process of pledging loans and/or securities to the Federal Reserve Bank of San Francisco to secure $6,000,000 in funding through the Federal Reserve Bank's loan and discount facility.

     As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets ("primary liquidity"), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets. In addition, it seeks to generally limit loans to not more than 90 percent of deposits. Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing. The Bank's total liquidity at June 30, 1999 was 32.37 percent; while its average loan to deposit ratio for the six months ended June 30, 1999 was 68.04 percent.

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

     The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate. The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank's net interest margin based on the bank's actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period. At June 30, 1999 the affect of a 2% change, either increase or decrease, in the federal funds sold rate would result in a 2.5% change in equity.

     The Corporation has limited sources of revenues and liquidity other than dividends, tax equalization payments or management fees from the Bank. The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law

INVESTMENT SECURITIES

         The following table sets forth the book and market value of the Bank's investment securities at June 30, 1999:

                                   INVESTMENT PORTFOLIO MIX

                                                       Book          Market
                                                      Value           value
                                                   -----------    ------------
                                                      (Dollars in thousands)
Available for sale:
Equity Securities                                          744            744

Held to maturity:
U.S. Agency securities                                   2,499          2,424
State/Local Agency securities                            6,792          6,592
                                                    -----------   ------------

Total                                                    9,292          9,016

     The following table summarizes the maturity of the Bank's investment securities at June 30, 1999:

                                                  INVESTMENT PORTFOLIO MATURITIES
                                                      (Dollars in thousands)

                                                over 1        over 3         over 5
                                   1 year       through       through        through        over
                                  or less       3 years       5 years       15 years      15 years
                                 -----------   -----------   ----------     ----------    ----------
U.S. Agency securities              ---           ---           ---             2,499        ---

State/Local Agencies                ---           ---           ---            ---            6,792

Equity Securities                       744       ---           ---            ---           ---
                                 -----------   -----------   ----------     ----------    ----------

Total                                   744       ---           ---             2,499         6,792

                            PART II-OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The following proposals were presented to shareholders at the Corporation's annual shareholders' meeting held on July 22, 1999.

Proposal Number 1:         Election of Directors

                                        Number of               Number of
                                    Affirmative Votes         Votes Withheld
                                    -----------------       -----------------
Charles T. Chrietzberg, Jr.              738,261                  35,975
Sandra G. Chrietzberg                    738,184                  36,052
Peter J. Coniglio                        771,889                   2,347
Carla S. Hudson                          773,419                     817
John M. Lotz                             773,419                     817

ITEM 5.  OTHER INFORMATION.

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

     The Company has established a plan of action designed to ascertain the actions necessary to address the "Year 2000" issue. The Company has completed testing of the hardware and operating systems under its direct control; two older personal computers failed the tests and have been replaced. The testing of mission critical systems has been completed with no problems identified. We have completed the review of test results from the data processing system that processes transactions and maintains records on all loan, deposit and general ledger accounts. These tests have not identified any Year 2000 related problems. The Company continues developing and reviewing contingency plans for mission critical systems.

     The Company must rely on its customers to make necessary preparations for Year 2000 so that their business operations will not be impacted. Those customers with loans and unused commitments outstanding cause the greatest concern for any lender. All current and prospective borrowers, who may be impacted by the Year 2000 problem, have been/will be asked to complete a questionnaire regarding their Year 2000 readiness. Each borrower is assigned one of two Year 2000 risk levels: low or high. Business purposes borrowers are further rated based on an evaluation of their Year 2000 plan and the progress in completing the plan. Business purpose borrowers with loans greater than

$50,000 and a Year 2000 high risk rating have been evaluated to determine if specific allocations for loan loss reserves should be made. The evaluation process, including site visits, for business purpose borrowers with loans greater than $200,000 and a Year 2000 high risk rating has been completed. The Company as of June 30, 1999 has allocated $10,190 of the reserve for possible loan losses for Year 2000 exposure.

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

                                  NORTHERN CALIFORNIA BANCORP, INC.

Date:  August 6, 1999          By: /s/ Charles T. Chrietzberg, Jr.
       --------------             -----------------------------------------
                                       Charles T. Chrietzberg, Jr.
                                       Chief Executive Officer
                                       and President

Date: August 6, 1999           By: /s/ Bruce N. Warner
      --------------              -----------------------------------------
                                       Bruce N. Warner
                                       Chief Financial Officer and
                                       Principal Accounting Officer