Form 10QSB
period 1999-09-30
NORTHERN CALIFORNIA BANCORP INC
filed 1999-11-10
CIK 1006820

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB


  X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act ---- of 1934 for the quarterly period ended September 30, 1999

---- Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the period from ______________ to __________


                         Commission File Number 0-27666


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

     As of November 3, 1999, the Corporation had 995,189 shares of common stock outstanding.

                          PART I-FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                        NORTHERN CALIFORNIA BANCORP, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                     SEPTEMBER 30                DECEMBER 31
                                                                         1999                       1998
                                                                  --------------------      ----------------------
ASSETS:

Cash and Cash Equivalents                                                   3,862,000                  2,499,900
Due From Bank - Time Deposits                                                 200,000                    100,000
Investment Securities, available for sale (Note 1)                          1,741,400                    690,500
Investment Securities, held to maturity (Note 1)                            9,290,900                  6,265,000
Trading Account                                                               101,100                          0
Federal Funds Sold                                                          3,040,000                  9,930,000
Loans Held for Sale                                                         1,249,900                    951,600
Gross Loans (Note 2)                                                       36,248,400                 27,330,300
Allowance for Possible Loan Losses (Note 3)                                  (372,700)                  (336,200)
Deferred Origination Fees                                                     (39,900)                   (31,900)
                                                                   -------------------     ----------------------
    Net Loans                                                              35,835,800                 26,962,200
Bank Premises and Equipment, Net                                            1,856,300                  1,868,600
Interest Receivable and Other Assets                                        2,179,200                  1,835,600
                                                                   -------------------     ----------------------
    Total Assets                                                           59,356,600                 41,173,400
                                                                   ===================     ======================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Total Deposits (Note 4)                                                    50,354,600                 42,851,700
Borrowed Funds                                                              4,500,000                  4,000,000
Interest Payable and Other Liabilities                                        704,400                    817,100
                                                                   -------------------     ----------------------
    Total Liabilities                                                      55,559,000                 47,668,800
                                                                   -------------------     ----------------------

Shareholders' Equity:

  Common Stock - No Par Value
    Authorized: 2,500,000 in 1999 and 1998
    Outstanding:995,189 in 1999 and 943,804 in 1998                         3,060,000                  2,962,200
  Retained Earnings                                                           782,500                    504,400
  Accumulated Other Comprehensive Income (Loss)                               (44,900)                   (32,000)
                                                                   -------------------     ----------------------
    Total Shareholders' Equity                                              3,797,600                  3,434,600
                                                                   -------------------     ----------------------
    Total Liabilities & Shareholders' Equity                               59,356,600                 51,103,400
                                                                   ===================     ======================

                        NORTHERN CALIFORNIA BANCORP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Three Months Ended                Nine Months Ended
                                                            September 30                      September 30
                                                     ---------------------------      ----------------------------
                                                         1999           1998             1999             1998
                                                     -------------   -----------      ------------     -----------
INTEREST INCOME:
  Interest and Fees on Loans                             939,800       635,700          2,501,800      2,197,700
  Interest on Time Deposits with
    Financial Institutions                                 2,600           700              6,500          4,600
  Interest on Investment Securities                      145,100       143,100            370,200        368,200
  Interest on Federal Funds                               45,400        41,200            222,200        218,000
                                                     ------------  ------------      -------------   ------------
    Total Interest Income                              1,132,900       820,700          3,100,700      2,788,500
                                                     ------------  ------------      -------------   ------------

INTEREST EXPENSE:
  Interest on Interest-Bearing
    Transaction Accounts                                  27,700        26,900             82,200         81,400
  Interest on Savings Accounts                            15,200         6,300             53,600         44,700
  Interest on Time Deposits                              336,700       304,600            925,000        892,900
  Interest on Other Borrowed Funds                        73,100        56,800            199,200        182,900
                                                     ------------  ------------      -------------   ------------
    Total Interest Expense                               452,700       394,600          1,260,000      1,201,900
                                                     ------------  ------------      -------------   ------------

    Net Interest Income                                  680,200       426,100          1,840,700      1,586,600
                                                     ------------  ------------      -------------   ------------
PROVISION FOR POSSIBLE LOAN LOSSES                        30,000             0            110,000         80,000
                                                     ------------  ------------      -------------   ------------
    Net Interest Income After
      Provision for Possible Loan Losses                 650,200       426,100          1,730,700      1,506,600
                                                     ------------  ------------      -------------   ------------

NONINTEREST INCOME:
  Service Charges on Deposit Accounts                     96,700        85,100            282,600        271,000
  SBA Loan Sales & Servicing Income                      128,600        69,100            305,400        245,900
  Other Operating Income                                 499,000       237,000          1,238,500        976,500
                                                     ------------  ------------      -------------   ------------
    Total Noninterest Income                             724,300       391,200          1,826,500      1,493,400
                                                     ------------  ------------      -------------   ------------

NONINTEREST EXPENSE:
  Salaries and Employee Benefits                         463,400       288,400          1,262,800      1,087,800
  Occupancy and Equipment Expense                         83,600        73,100            223,700        213,200
  Professional Fees                                       19,600       (57,200)            53,800        (23,000)
  Data Processing                                         54,100        44,300            153,400        143,600
  FDIC & State Assessments                                 5,000         4,000             11,900         10,900
  Other Operating Expenses                               558,200       253,700          1,412,600      1,108,100
  Income Tax Expense                                      45,700        72,200            105,400        131,900
                                                     ------------  ------------      -------------   ------------
    Total Noninterest Expense                          1,229,600       678,500          3,223,600      2,672,500
                                                     ------------  ------------      -------------   ------------
    NET INCOME (LOSS)                                    144,900       138,800            333,600        327,500
                                                     ============  ============      =============   ============

Earnings Per Common Share
    Primary                                                 0.15          0.15               0.35           0.35
    Diluted                                                 0.12          0.13               0.29           0.30

                        NORTHERN CALIFORNIA BANCORP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                  1999                   1998
                                                                          ------------------       -----------------
NET INCOME                                                                          333,600                 327,500
Adjustments to net income:
  Depreciation and amortization expense                                             105,800                 101,800
  Amortization/Accretion on investments                                              (2,200)                  3,000
  (Gain) loss on sale of securities                                                  (7,400)                      0
  Provision for possible loan losses                                                110,000                  80,000
  Amortization of deferred servicing premium                                        (18,300)                 25,500
  Amortization of deferred income                                                    (2,500)                 (3,000)
  Increase (decrease) in accrued expenses                                           (57,200)               (152,500)
  (Increase) decrease in prepaid expenses                                          (100,600)               (505,200)
  Increase (decrease) in interest payable                                           (50,400)                (65,800)
  (Increase) decrease in interest receivable                                        (57,000)                (53,400)
  (Increase) decrease in loans held for sale                                       (666,600)               (382,200)
                                                                          ------------------       -----------------
  Total adjustments to net income                                                  (746,400)               (951,800)
                                                                          ==================       =================
Net cash provided (used) by operations                                             (412,800)               (624,300)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase due from time deposits                                                  (100,000)                      0
  Proceeds from maturity of investments                                             160,600                       0
  Proceeds from sale of investments                                               1,034,500                       0
  Principal payments on investments                                                       0               2,995,000
  Purchase of securities                                                         (5,258,900)             (4,882,600)
  Unrealized gain (loss) available for sale securities                                    0                 (48,100)
  Net (increase) decrease in loans                                               (8,858,200)             (1,955,800)
  Proceeds from sale of equipment                                                         0                   2,800
  Capital expenditures                                                              (93,500)                (68,700)
  Exercise of stock options                                                         132,000                       0
  Stock repurchase                                                                  (34,200)                      0
                                                                          ------------------       -----------------
Net cash provided (used) in investing activities                                (13,017,700)             (3,957,400)
                                                                          ==================       =================

                        NORTHERN CALIFORNIA BNACORP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                  1999                           1998
                                                                          ---------------------         -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposit accounts                                        7,502,900                      2,061,700
  Net increase (decrease) in borrowed funds                                            500,000                      1,000,000
                                                                          ---------------------              -----------------
Net cash provided (used) by financing activities                                     8,002,900                      3,061,700
                                                                          =====================              =================

Net increase (decrease) in cash & cash equivalents                                  (5,427,600)                    (1,542,400)
Cash & cash equivalents - beginning of year                                         12,529,900                     11,160,600
                                                                          =====================              =================

Cash & cash equivalents - end of period                                              7,102,300                      9,618,200


                     See Note 5 for Supplemental Disclosures

NOTES TO FINANCIAL STATEMENTS

                                                                   SEPTEMBER 30                    DECEMBER 31
                                                                       1999                           1998
                                                             -----------------------        ------------------------
(NOTE 1) INVESTMENT SECURITIES:
Available for sale:
  US Government Securities                                                  991,300                               0
  Other Securities                                                          750,100                         690,500
                                                             =======================        ========================
                                                                          1,741,400                         690,500
Held to maturity:
  US Government Securities                                                2,499,400                       1,500,200
  State and Local Agency Securities                                       6,791,500                       4,764,800
                                                             -----------------------        ------------------------
                                                                          9,290,900                       6,265,000
                                                             =======================        ========================

(NOTE 2) GROSS LOANS:
  Commercial and Industrial                                              11,574,200                      11,163,200
  Construction                                                            2,665,200                         355,600
  Real Estate - Mortgage                                                 21,366,900                      15,294,100
  Installment                                                               491,800                         358,600
  Government Guaranteed Loans Purchased                                     150,300                         158,800
                                                             -----------------------        ------------------------
  Gross Loans                                                            36,248,400                      27,330,300

(NOTE 3) ALLOWANCE FOR POSSIBLE LOAN LOSSES:
  Balance at Beginning of Period                                            336,200                         269,100
  Recoveries                                                                 14,900                          12,600
  Provision for Possible Loan Losses                                        110,000                         130,000
  Loans Charged Off                                                         (88,400)                        (75,500)
                                                             -----------------------        ------------------------
  Balance at End of Period                                                  372,700                         336,200

(NOTE 4) DEPOSITS:
  Demand                                                                 11,970,100                       9,897,400
  Interest-Bearing Transaction                                            8,975,200                       8,960,400
  Savings                                                                 3,173,700                       3,605,100
  Time Under $100,000                                                    16,318,200                      12,355,300
  Time Equal to or Greater than $100,000                                  9,917,400                       8,033,500
                                                             -----------------------        ------------------------
                                                                         50,354,600                      42,851,700

(NOTE 5) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Payments during the period ending:                                9/30/99                         9/30/98
                                                             -----------------------        ------------------------
    Interest                                                              1,060,800                       1,084,800
    Income Taxes                                                            105,400                         140,500

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

         For the nine months ended September 30, 1999 net income was $333,600, an increase of $6,100 when compared to the same period in 1998. The increase in earnings during this period resulted from a $224,100 increase in net interest income after provision for loan losses, a $333,100 increase in net non-interest income which were offset by a $551,100 increase in non-interest expense.

         The following table sets forth certain selected financial ratios of the Corporation at, and for the nine months ended, September 30, 1999 and 1998.

                                                For the nine months                 For the nine months
                                              Ended September 30, 1999            Ended September 30, 1998
                                             -------------------------           --------------------------
                                                   (Dollars in thousands except per share data)
Summary of Operating Results:

Total interest income                                           3,101                                2,788
Total interest expense                                          1,260                                1,202
                                             -------------------------           --------------------------
Net interest income                                             1,841                                1,587

Provision for possible
   loan losses                                                    110                                   80
                                             -------------------------           --------------------------
Net interest income after
   provision for loan loss                                      1,731                                1,507

Total other income                                              1,827                                1,493
Total other expense                                             3,118                                2,541
                                             -------------------------           --------------------------

Income (loss) before taxes                                        439                                  459
Provision for income tax                                          105                                  132
                                             -------------------------           --------------------------

Net income (loss)                                                 334                                  327


Per Common Share
Data:

Net income - Primary (1)                                         0.35                                 0.35
Net income - Diluted (2)                                         0.29                                 0.30
Book value, end of period                                        3.82                                 3.51
Avg shares outstanding (3)                                    942,592                              943,804

Balance Sheet Data:

Total loans, net of
   unearned income (4)                                         37,458                               28,152
Total assets                                                   59,357                               49,219
Total deposits                                                 50,355                               41,266
Stockholders' equity                                            3,798                                3,310

                                                For the nine months                 For the nine months
                                              Ended September 30, 1999            Ended September 30, 1998
                                             -------------------------           --------------------------
Selected Financial Ratios (5):

Return on average assets(6)                                         0.82%                             0.93%

Return on average
   stockholders' equity(6)                                         12.41%                            13.81%

Net interest spread                                                 4.48%                             4.50%

Net interest margin                                                 5.21%                             5.21%

Avg shareholders' equity
   to average assets                                                6.58%                             6.74%

Risked-Based capital ratios
    Tier 1                                                          9.19%                             9.65%
    Total                                                          10.02%                            10.50%
Total loans to total deposits
   at end of period                                                74.39%                            68.22%

Allowance to total loans
   at end of period                                                 0.99%                             1.01%

Non-performing loans to total
   loans at end of period                                           0.23%                             0.95%

Net charge-offs to
   average loans                                                    0.23%                             0.22%

(1) Primary earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year. The weighted average number of common shares used for this computation was 942,592 and 943,804 for September 30, 1999 and 1998, respectively.
(2) Diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,170,399 and 1,107,154 for September 30, 1999 and 1998, respectively.
(3)  Weighted average common shares.
(4)  Includes loans being held for sale.
(5)  Averages are of daily balances.
(6)  Calculated on an annualized basis.

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

         Net interest income for the nine month period ended September 30, 1999 was $1,840,700 compared to $1,586,600 for the same period in 1998. The increase of $254,100 resulted from total interest income increasing $312,200, while total interest expense increased $58,100. Average interest earning assets increased $6,957,000 (17.14%), while the average rate earned decreased 47 basis points. Average interest bearing liabilities increased $4,940,000 (14.35%), while the average rate paid decreased 44 basis points. The decrease in the average interest rates earned and paid was due to the decline in interest rates over the twelve month period.

         The following table shows the components of the Bank's net interest income, setting forth, for each the nine months ended September 30, 1999 and 1998, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v)the net interest yield on average interest-earning assets (i.e., net interest income divided by average interest-earning assets). Yields are not computed on a tax-equivalent basis. Non-accrual loans and overdrafts are included in average loan balances. Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:


                                                       The Nine Months                            The Twelve Months
                                                     Ended September 30,                          Ended December 31,
                                               1999                     1998                             1998
                                       ----------------------  -----------------------         ----------------------
                                                Int    Avg              Int     Avg                    Int     Avg
                                         Avg   Earn     %        Avg    Earn     %              Avg    Earn     %
                                         Bal   Paid   Rate       Bal    Paid   Rate             Bal    Paid   Rate
                                       ----------------------  -----------------------         ----------------------
                                                     (Dollars in thousands)
Interest Earning Assets:

Int-bearing deposits
  at other banks                           177     7   4.90         100     5   6.16                100     6   5.98
Invest securities                        8,978   370   5.50       8,260   368   5.94              8,160   481   5.90
Federal funds sold                       6,119   222   4.84       5,123   218   5.67              5,771   314   5.44
                                      ---------------          ---------------                 ----------------------

Total investments                       15,274   599   5.23      13,483   591   5.84             14,031   801   5.71

Loans
  Real estate                           18,765 1,472  10.46      14,391 1,118  10.36             14,641 1,554  10.62
  Installment                              357    34  12.81         537    51  12.54                464    60  13.02
  Commercial                            13,161   996  10.09      12,189 1,029  11.25             12,348 1,341  10.86
                                      ---------------          ---------------                 ----------------------

Total loans                             32,283 2,502  10.33      27,117 2,198  10.81             27,453 2,955  10.77

Total Interest
  earning assets                        47,558 3,101   8.69      40,600 2,788   9.16             41,485 3,757   9.06
                                      ===============          ===============                 ======================

Interest Bearing Liabilities:

Int-bearing demand                       7,750    59   1.02       5,904    52   1.17              6,206    73   1.17
Money market savings                     1,623    23   1.89       1,665    30   2.38              1,623    38   2.31
Savings deposits                         3,653    54   1.96       2,698    45   2.21              2,846    63   2.22
Time deposits GREATER THAN$100M          8,796   365   5.53       8,198   360   5.86              8,042   471   5.86
Time deposits LESS THAN$100M            13,533   560   5.52      11,969   533   5.93             12,049   713   5.92
Other Borrowing                          4,000   183   6.12       3,982   183   6.12              4,000   246   6.14
                                      ---------------          ---------------                 ----------------------

Total interest
  bearing liabilities                   39,356 1,244   4.22      34,416 1,202   4.66             34,765 1,603   4.61
                                      ===============          ===============                 ======================

Net interest income                            1,857                    1,587                           2,154

Net interest spread                                    4.48                     4.50                            4.45

Net yield on interest
  earning assets                                       5.21                     5.21                            5.19


                                                          Nine Months                          Twelve Months
                                                      Ended September 30,                    Ended December 31,
                                                         1999 vs 1998                           1998 vs 1997
                                                         ------------                           ------------
                                                       Increase(Decrease)                     Increase(Decrease)
                                                         Due to changes                         Due to Changes
                                                 ------------------------------         -----------------------------
                                                     Avg       Avg                         Avg       Avg
                                                   Volume      Rate    Total             Volume      Rate    Total
                                                 ------------------------------         -----------------------------
                                                                         (Dollars in thousands)
Interest Earning Assets:

Int-bearing deposits
  at other banks                                       4       (2)         2                   2     (2)          1
Invest securities                                     32      (30)         2                 393     (1)        392
Federal funds sold                                    42      (38)         4                 (36)    10         (27)
                                                 ----------------------------           ----------------------------

Total investments                                     78      (70)         8                 324     42         366

Loans
  Real estate                                        340       14        354                 157     30         186
  Installment                                        (17)       1        (16)                (26)     6         (20)
  Commercial                                          82     (115)       (33)                177    (93)         84
                                                 ----------------------------           ----------------------------
  Total loans                                        419     (115)       304                 308    (57)        251

Total Interest Earning Assets                        497     (185)       312                 844   (224)        620
                                                 ============================           ============================

Interest Bearing Deposits:

Int-bearing demand                                    16       (9)         7                  23    (14)          9
Money market savings                                  (1)      (6)        (7)                 (7)    (0)         (7)
Savings deposits                                      16       (7)         9                 139    (15)        123
Time deposits GREATER THAN$100M                       26      (21)         5                 139     (5)        134
Time deposits LESS THAN$100M                          70      (42)        27                  17    (39)        (22)
Other Borrowing                                        1       (0)         1                 102     61         163
                                                 ----------------------------           ----------------------------

Total interest bearing deposits                      173     (130)        42                 308    (38)        269
                                                 ============================           ============================

Net change in net interest                           325      (55)       270                 536   (186)        350

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


         Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At September 30, 1999 and 1998 the Bank's allowance stood at
 .99 percent and 1.01 percent of gross loans, respectively. A provision of $110,000 was made to the allowance during the nine months ended September 30, 1999, compared to a provision of $80,000 in the same period in 1998. Charged off loans during the nine months ended September 30, 1999 and 1998 totaled $88,400 and $69,900 respectively. Recoveries for the same periods were $14,900 and $9,000, respectively.

         The Bank's non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans was 0.23 percent at September 30, 1999 compared with 0.95 percent at September 30, 1998 and 0.31 percent at December 31, 1998.

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


NON-INTEREST INCOME

         Total non-interest income for the nine months ended September 30, 1999 was $1,826,500, compared with $1,493,400 for the same period in 1998. The increase of $333,100 was the result of a $11,600 increase in service charges on deposit accounts, income from SBA loan sales and servicing increased $59,500 and income from other service charges, commissions and fees increased $262,000. Merchant credit card processing accounted for $214,800 of the increase in other service charges, commissions and fees.

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

NON-INTEREST EXPENSE

         Salary and benefits expense for the nine months ended September 30, 1999 increased $175,000 compared with the same period in 1998. The increase was primarily due to the addition of a loan officer and two clerical positions and employee merit increases.

         Total occupancy and equipment expense for the nine months ended September 30, 1999 was $223,700 compared to $213,200 for the same period in 1998. The increase of $10,500 was due to increases in maintenance expense $6,500, depreciation expense increased $12,700 and premises rent $2,300, janitorial services $4,700, while decreases occurred in net merchant terminal expense decreased $5,600, utilities $3,600 and property taxes $1,500 .

         Data processing expense for the nine months ended September 30, 1999 increased $9,800 compared to the same period in 1998. The increase was due to a 2.0% cost of living increase, effective July 1999 and increased numbers of accounts and transactions.

         For the nine months ended September 30, 1999 professional fees increased $76,800 compared to the same period in 1998. The increase reflects the 1998 recovery of legal expenses associated with a trade name infringement lawsuit.

         Other expenses for the nine months ended September 30, 1999 totaled $1,119,000 compared with $1,119,000 for the same period in 1998. Significant changes occurred in the following categories with increases in merchant processing expense $240,600, Year 2000 expense $9,600, loan expense $7,900, postage $4,800, stationary and supplies $14,700, subscriptions $9,800, advertising $5,200, telephone expense $7,600, travel $5,300, donations $5,400 and insurance $5,200; decreases occurred in business development $3,600, meals and entertainment $10,300, SBA loan expense $1,300 and bank security $6,500.


LOANS

         Loans represented 67.88% of average earning assets, and 59.34% of average total assets for the nine months ended September 30, 1999, compared with 66.79% and 57.80%, respectively during 1998. For the nine months ended September 30, 1999 average loans increased 19.05% from $27,117,000 for the same period in 1998 to $32,283,000. Average commercial loans increased $971,000 (7.97%); while average real estate loans decreased $4,375,000 (30.40%) and average installment loans decreased $180,000 (33.55%).

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

         The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as "non-performing loans"):


                                                           Nine Months Ended
                                                             September 30,
                                                       1999                 1998
                                                   -----------          -----------
                                                        (Dollars in thousands)
Accruing, past due 90 days or more:

Real Estate                                               63                   258
Commercial                                                 0                     0
Installment                                                0                     0
Other                                                      0                     0
                                               --------------       ---------------
    Total accruing                                        63                   258


Nonaccrual Loans:

Real Estate                                                8                     2
Commercial                                                15                     0
Installment                                                0                     7
Other                                                      0                     0
                                               --------------       ---------------
    Total non-accrual                                     22                     9

    Total non-performing                                  85                   267

Total loans end of period                             37,498                28,186

Ratio of non-performing loans
    to total loans at end of period                     0.23%                 0.95%

         These ratios have been maintained as a result of a strengthening of underwriting criteria, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel). The Bank does not have any foreign loans or loans for highly leveraged transactions.

SUMMARY OF LOAN LOSS EXPERIENCE


                                          Nine Months Ended               Nine Months Ended
                                          September 30, 1999              September 30, 1998
                                          ------------------              ------------------
                                                       (Dollars in thousands)
Average loans outstanding                             32,283                          27,117

Allowance, beginning of period                           336                             269

Loans charged off during period:
    Commercial                                            88                              69
    Installment                                            0                               1
    Real Estate                                            0                               0
    Other                                                  0                               0
                                          ------------------              ------------------
    Total charge offs                                     88                              70

Recoveries during period:
    Commercial                                             9                               8
    Installment                                            6                               1
    Other                                                  0                               0
                                          ------------------              ------------------
    Total recoveries                                      15                               9

Net Loans charged off
    during the period                                     73                              61

Additions to allowance for
    possible loan losses                                 110                              80

Allowance, end of period                                 373                             288

Ratio of net loans charged off to
    average Loans outstanding
    during the period                                   0.23%                           0.22%

Ratio of allowance to total
    loans at end of period                              0.99%                           1.01%

FUNDING SOURCES

         Average deposits for the nine months ended September 30, 1999 were $46,037,000 an increase of 17.38% compared with the average balance for 1998. Average certificates of deposit represented 48.50% of average deposits for the nine months ended September 30, 1999. Average interest checking account, money market and savings accounts as a group were 28.30% of average deposits. Average demand deposits represented 23.20% of average deposits.

         The Company has a $1,000,000 revolving line of credit with the Pacific Coast Bankers' Bank which matures in May 2000. The interest rate is a floating rate based on the prime lending rate plus seventy five (75) basis points. At September 30, 1999 the Company had drawn down $500,000 under the line of credit.

         The Bank has a line of credit through the Federal Reserve Bank of San Francisco's loan and discount facility. The line of credit, currently $6,000,000, is secured by certain of the Bank's investment securities. The Bank may increase the amount available through this facility by pledging additional investment securities and/or loans.

         The Bank has a line of credit from the Federal Home Loan Bank of San Francisco with a maximum borrowing limit on September 30, 1999 of approximately $7,265,000. The line of credit is secured by certain of the Bank's real estate secured loans and investment securities. At September 30, 1999 the Bank had four $1,000,000 advances which bear interest at 6.53%, 4.83%, 6.81% and 6.36%, respectively. The advances mature in June 2000, October 2003, June 2004 and January 2028, respectively. Management believes that these advances provide funds at a lower cost than comparable deposits. The Bank did not utilize any short-term borrowings in 1999, 1998 or 1997.

CAPITAL RESOURCES

         The Company maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends. At September 30, 1999, stockholders' equity was $3,797,600 versus $3,434,600 at December 31, 1998. The Company paid a ten (10%) percent stock dividend in 1998 and cash dividends of $0.12 and $0.11 per share in 1997 and 1996, respectively. The Bank paid cash dividends totaling $50,000, $170,000 and $150,000 to the Corporation in 1998, 1997 and 1996.

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

         Under current rules, all banks were required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 risk-based capital ratio of 9.19% and a total risk-based capital ratio of 10.02% at September 30, 1999, well above the minimum regulatory requirements.

         The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill. The Bank had a leverage capital ratio of 7.62% at September 30, 1999.

LIQUIDITY

         Liquidity represents a bank's ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs. For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers. In the ordinary course of the Bank's business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings. The Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $7,265,000, a $1,000,000 unsecured Federal Funds Purchased line of credit with the Pacific Coast Bankers' Bank and $6,000,000 in funding available through the Federal Reserve Bank's loan and discount facility, to meet temporary liquidity requirements.

         As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets ("primary liquidity"), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets. In addition, it seeks to generally limit loans to not more than 90 percent of deposits. Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing. The Bank's primary liquidity at September 30, 1999 was
12.36 percent, while its average loan to deposit ratio for the nine months ended September 30, 1999 was 70.12 percent.

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

         The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate. The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank's net interest margin based on the bank's actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period. At September 30, 1999 the affect of a 2% increase in the federal funds sold rate would result in a 2.0% increase in equity, while a 2% decrease in the federal funds sold rate would result in a 2.5% decrease in equity.

         The Corporation has limited sources of revenues or liquidity other than dividends, tax equalization payments or management fees from the Bank. The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law.

INVESTMENT SECURITIES

         The following table sets forth the book and market value of the Bank's investment securities as of September 30, 1999:

                            INVESTMENT PORTFOLIO MIX

                                                                September 30, 1999
                                                              Book             Market
                                                             value             value
                                                        ---------------     -------------
                                                              (Dollars in thousands)
Available for Sale:
   Equity Securities                                               750               750
   U. S. Agency Securities                                       1,000               991
                                                        ---------------     -------------
                                                                 1,750             1,741

Held to Maturity:
   U. S. Agency Securities                                       2,499             2,416
   State/Local Agency Securities                                 6,792             6,219
                                                        ---------------     -------------
                                                                 9,291             8,635


         The following table summarizes the maturity of the Bank's investment securities at September 30, 1999:

                                                        INVESTMENT PORTFOLIO MATURITIES
                                                           (Dollars in thousands)
                                                      over 1        over 3          over 5
                                         1 year       through       through        through        over
                                        or less       3 years       5 years       15 years      15 years
                                       -----------   -----------   ----------     ----------    ----------
U.S. Agency securities                    ---           ---           ---             3,499        ---

State/Local Agencies                      ---           ---           ---            ---            6,792

Equity Securities                             750       ---           ---            ---           ---
                                       -----------   -----------   ----------     ----------    ----------
Total                                         750       ---           ---             3,499         6,792

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

        The Company must rely on its customers to make necessary preparations for Year 2000 so that their business operations will not be impacted. Those customers with loans and unused commitments outstanding cause the greatest concern for any lender. All current and prospective borrowers, who may be impacted by the Year 2000 problem, have been/will be asked to complete a questionnaire regarding their Year 2000 readiness. Each borrower is assigned one of two Year 2000 risk levels: low or high. Business purposes borrowers are further rated based on an evaluation of their Year 2000 plan and the progress in completing the plan. Business purpose borrowers with loans greater than $50,000 and a Year 2000 high risk rating have been evaluated to determine if specific allocations for loan loss reserves should be made. The evaluation process, including site visits, for business purpose borrowers with loans greater than $200,000 and a Year 2000 high risk rating has been completed. The Company as of September 30, 1999 has allocated $11,100 of the reserve for possible loan losses for Year 2000 exposure.

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

                        NORTHERN CALIFORNIA BANCORP, INC.

Date:  November 5, 1999             By:  /s/ Charles T. Chrietzberg, Jr.
       ----------------                -----------------------------------------
                                         Charles T. Chrietzberg, Jr.
                                         Chief Executive Officer
                                         and President

Date: November 5, 1999              By:  /s/ Bruce N. Warner
      ----------------                 --------------------------------
                                          Bruce N. Warner
                                          Chief Financial Officer and
                                          Principal Accounting Officer