Form 10KSB40
period 1999-12-31
NORTHERN CALIFORNIA BANCORP INC
filed 2000-03-27
CIK 1006820

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-KSB

     /X/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) for fiscal year ended DECEMBER 31, 1999

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

     Revenues for the year ended December 31, 1999.   $ 6,792,300.

     As of March 1, 2000, the Corporation had 1,112,641 shares of common stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Corporation was $1,635,600, based on the most recent sale at $3.00 per share on January 14, 2000.

     The following documents are incorporated by reference to the parts indicated of this Form 10-KSB:

     1. Portions of the Independent Auditor's Report for the fiscal year ended December 31, 1999 are incorporated by reference in Part I Item 3 and Part II
Item 6.


                        FORM 10-KSB CROSS REFERENCE INDEX

                                                                                                             PAGE
PART I
ITEM 1         Business                                                                                           3
ITEM 2         Properties                                                                                        16
ITEM 3         Legal Proceedings                                                                                 16
ITEM 4         Submission of Matters to a Vote of Security Holders                                               16

PART II
ITEM 5         Market for the Corporation's Common Stock and Related
                  Stockholder Matters                                                                            17
ITEM 6         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                      19
ITEM 7         Financial Statements and Supplementary Data                                                       41
                     Independent Auditors' Report on the Financial Statements                                  FS 1
                     Consolidated Balance Sheets at December 31, 1999 and 1998                                 FS 2
                     Consolidated Statements of Operations for each of the three years
                         in the period ended December 31, 1999                                               FS 3-4
                     Consolidated Statements of Changes in Stockholders' Equity for
                         each of the three years
                         in the period ended December 31, 1999                                                 FS 5
                     Consolidated Statements of Cash Flows for
                         each of the three years
                         in the period ended December 31, 1999                                               FS 6-7
                     Notes to Consolidated Financial Statements                                             FS 8-33
ITEM 8         Changes in and Disagreements with Accountants and Financial Disclosure                            41

PART III
ITEM 9         Directors, Executive Officers, Promoters and Control Persons: Compliance
                  with Section 16(a) of the Exchange Act                                                         42
ITEM 10        Executive Compensation                                                                            43
ITEM 11        Security Ownership of Certain Beneficial Owners and Management                                    47
ITEM 12        Certain Relationships and Related Transactions                                                    48
ITEM 13        Exhibits and Reports                                                                              49
               Signatures                                                                                        50


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

     At December 31, 1999 the Bank had total assets, deposits and shareholders' equity of approximately $65,079,500, $55,610,300 and $4,488,000, respectively.

EMPLOYEES

     At December 31, 1999 the Northern California Bancorp, Inc. and its subsidiary Monterey County Bank employed a total of 33 full time equivalent persons.

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

     The FRB's Regulation "Y" sets out the non-banking activities which are permissible for bank holding companies under the law, subject to the FRB's approval in individual cases. Most of these activities are now permitted for California banks that are well-capitalized. The Corporation and its subsidiaries will also be subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities. The Gramm-Leach-Bliley Act (the "Act") was signed by the President and enacted into law on November 12, 1999. The Act does three fundamental things: 1) it repeals key provisions of the Glass Steagal Act to permit commercial banks to affiliate with investment bank,
2) it substantially modifies the Bank Holding Company Act of 1956 to permit companies that own commercial banks to engage in any type of financial activity and 3) it allows subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves. Management cannot predict what effect these changes will have on the Bank or the Corporation.

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

     At December 31, 1999, the Bank met the tests to be categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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

     PREMIUMS FOR DEPOSIT INSURANCE

     The FDIC adopted regulations implementing a risk-based premium system required by federal law. Under the regulations which cover the assessment periods commencing on and after January 1, 1994, insured depository institutions are required to pay insurance premiums within a range of 23 cents per $100 of deposits to 31 cents per $100 of deposits depending on their risk classification. The FDIC, effective September 30, 1995, lowered assessments from their rates of $.23 to $.31 per $100 of insured deposits to rates of $.04 to $.31, depending on the health of the bank, as a result of the re-capitalization of the BIF. The FDIC may alter the existing assessment rate structure for deposit insurance and may change the base assessment rate (currently, 4 to 31 basis points per year) by rulemaking with notice and comment. Without notice or comment, the FDIC may increase or decrease the current rate schedule uniformly by as much as 5 basis points, as deemed necessary to maintain the target designated reserve ratio 1.25 percent (fund balance to estimated insured deposits). The insured deposit rates for 1999 were $.00 to $.27, these rates are projected to continue through the first half of 2000.

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

     The FICO has assessment authority, separate from the FDIC's authority to assess risk-based premiums for deposit insurance, to collect funds from FDIC-insured institutions sufficient to pay interest on FICO bonds. The FDIC acts as collection agent for the FICO. The Deposit Insurance Funds Act of 1996
(DIFA) authorized the FICO to asses both Bank Insurance Fund (BIF) and Savings Association Insurance Fund (SAIF) insured deposits, and required the BIF rate to equal one-fifth the SAIF rate through the year 1999, or until the insurance funds are merged, whichever occurs first. Thereafter, BIF and SAIF insured deposits will be assessed at the same rate by FICO.

     The FICO assessment rate is adjusted quarterly to reflect changes in the assessment basis of the respective funds based on quarterly Call Report and Thrift Financial Report submissions. The FICO quarterly rates for 1999 were 1.220, 1.176, 1.160 and 1.184. The FICO quarterly rate for the first quarter of 2000 is 2.12.

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

ITEM 2. PROPERTIES

     The main office of the Bank, which also serves as the principal office of the Corporation, is located at 601 Munras Ave., Monterey, California 93940. This facility contains a lobby, executive and customer service offices, teller stations, safe deposit boxes and related non-vault area, vault, operations area, lounge and miscellaneous areas. A drive-through facility and adequate paved parking are also on the premises. Both the land and all improvements thereto are owned by the Bank. The Bank currently operates two branch offices in Carmel and Pacific Grove, California, both within approximately 10 miles from the Bank's main office. The land and improvements dedicated to the Carmel and Pacific Grove branch offices are leased. See Footnote 11 to the Corporation's financial statements included herewith.

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

     The Corporation, at the request of shareholders, repurchased 11,133 and 3,482 shares of common stock at $3.00 per share in 1999 and 1998, respectively.

     The following table sets forth, according to information known to the Corporation, the price paid per share in, and volume of, transactions in the Bank's stock during the quarters ended March 31, 1997 to December 31, 1999.


                          Quarter/Year                          Price                        Volume(1)
                     -------------------                      ---------                      ---------

                     1st quarter of 1997                      2.50/2.75                          1,772
                     2nd quarter of 1997                         2.75                              210
                     3rd quarter of 1997                      2.75/3.00                         22,144
                     4th quarter of 1997                         2.75                              762

                     1st quarter of 1998                         2.75                              787
                     2nd quarter of 1998                         3.00                              300
                     3rd quarter of 1998                         ---                                 0
                     4th quarter of 1998                      2.75/3.00                          6,328

                     1st quarter of 1999                         3.00                            1,482
                     2nd quarter of 1999                      3.00/3.50                          2,173
                     3rd quarter of 1999                         3.00                            8,606
                     4th quarter of 1999                         3.00                            2,287



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

     The Bank's payment of dividends, as a California chartered commercial banking corporation, is regulated by the California Financial Code. Under the California Financial Code, funds available for cash dividend payments by the Bank are restricted to the lessor of: (I) retained earnings; or (ii) the Bank's net income for its last three fiscal years (less any distributions to the stockholders made during such period). As of December 31, 1999 the Bank had $1,014,800 in retained earnings. The Bank's net income for the last three fiscal years less distributions to stockholders was $929,800.

     In December 1999 and 1998 the Corporation paid a ten (10) percent stock dividend. In December 1997 the Corporation paid a cash dividend of $.12 per share. The Bank paid dividends totaling $50,000, $50,000.00 and $170,000.00 to the Corporation during 1999, 1998 and 1997, respectively.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     The following discussion reviews and analyzes the operating results and financial condition of the Corporation, focusing on the Bank. It should be read in conjunction with the financial statements and the other financial data presented elsewhere herein.

     Net income for each of the last three years was $453,800 in 1999, $464,200 in 1998, and $$225,900 in 1997. The primary net income per share for each of the last three years was $.43, $.44, and $.22 respectively. The diluted net income per share for the same time periods were $.36, $.39 and $.18, respectively. Return on average shareholders' equity was 12.37%, 14.43% and 7.34% in 1999, 1998 and 1997, respectively. Return on average assets was .80%, .97%, and .54% in 1999, 1998 and 1997, respectively.

     Earnings before extraordinary items increased $54,000 in 1999. The increase was due primarily to increases of $309,500 in net interest income after provision for loan losses and $103,500 in other income; partially offset by increases of $285,900 in operating expenses and $73,100 in income taxes. In 1998 an extraordinary item, litigation settlement, of $64,400 net of income tax expense of $52,700 was recorded.

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


                                                                AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                             1999              1998               1997               1996               1995
                                          ---------          ---------          ---------          ---------          ---------
                                                               (Dollars in thousands except per share data)
Summary of Operating Results:

Total interest income                         4,296              3,757              3,399              3,140              2,952
Total interest expense                        1,761              1,603              1,447              1,334              1,183
                                          ---------          ---------          ---------          ---------          ---------
Net interest income                           2,535              2,154              1,952              1,807              1,768

Provision for possible
loan losses                                     174                130                120                 53                120
                                          ---------          ---------          ---------          ---------          ---------
Net interest income after
provision for loan loss                       2,361              2,024              1,832              1,754              1,648

Total other income                            1,255              1,152              1,074                983              1,035
Total other expense                           3,015              2,585              2,505              2,444              2,356
                                          ---------          ---------          ---------          ---------          ---------
Income (loss) before taxes                      601                591                402                293                327
Provision for income tax                        147                127                176                 80                 49
                                          ---------          ---------          ---------          ---------          ---------
Net income (loss)                               454                464                226                213                278

Per Common Share
Data:

Basic Earnings
Income before extraordinary item (1)           0.43               0.38               0.22               0.20               0.26
Extraordinary Item (1)                          ---               0.06                ---                ---                ---
                                          ---------          ---------          ---------          ---------          ---------
Net Income (1)                                 0.43               0.44               0.22               0.20               0.26

Diluted Earnings
Income before extraordinary item (2)            .36               0.33               0.18               0.17               0.22
Extraordinary Item (2)                          ---               0.06                ---                ---                ---
                                          ---------          ---------          ---------          ---------          ---------
Net Income (2)                                 0.36               0.39               0.18               0.17               0.22

Book value, end of period                      3.57               3.30               2.91               2.72               2.61
Avg shares outstanding (3)                1,055,350          1,042,286          1,055,180          1,064,045          1,064,045

Balance Sheet Data:

Total loans, net of
unearned income (4)                          39,217             28,250             25,606             25,310             22,494
Total assets                                 65,214             51,103             46,113             40,799             36,658
Total deposits                               55,563             42,852             39,206             36,167             31,188
Stockholders' equity                          3,993              3,435              3,031              2,898              2,776




                                                                AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                             1999              1998               1997               1996               1995
                                          ---------          ---------          ---------          ---------          ---------
Selected Financial Ratios (5):

Return on average assets                       0.80%              0.97%              0.54%              0.56%              0.79%
Return on average
   stockholders' equity                       12.37%             14.43%              7.34%              7.25%              9.57%
Net interest spread                            3.88%              4.45%              4.74%              4.91%              5.24%

Net interest margin                            4.60%              5.20%              5.42%              5.54%              5.86%

Avg shareholders' equity
   to average assets                           6.49%              6.73%              7.37%              7.72%              8.24%

Primary capital to assets
   at end of period                            6.70%              7.32%              7.85%              7.68%              8.14%

Total loans to total deposits
   at end of period                           70.58%             65.92%             65.31%             65.31%             69.98%

Allowance to total loans
   at end of period                            1.01%              1.18%              1.04%              1.01%              1.00%

Nonperforming loans to total
   loans at end of period                      0.48%              0.25%              0.81%              1.13%              0.12%

Net charge-offs to
   average loans                               0.32%              0.23%              0.40%              0.10%              0.59%



(1) Primary earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock during the year. The weighted average number of shares used for this computation was 1,055,350, for 1999, 1,042,286 for 1998, 1,055,180 for 1997 and 1,064,045 for 1996 and
     1995.

(2) Fully diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include employee stock options. The weighted average number of shares used for this computation was 1,269,623, 1,211,083, 1,253,593, 1,249,033 and 1,263,944,
     in 1999, 1998, 1997, 1996 and 1995, respectively.

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


                                                   Years Ended                         Increase (Decrease)
                                                   December 31,                         From Prior Year

                                           1999         1998         1997         1999/98              1998/97
                                          -------------------------------     --------------      --------------
                                                                              Amt        %        Amt        %
                                                              (Dollars in thousands)
Interest Income                            4,026       3,757       3,399      269       7.16      358      10.53
Interest Expense                           1,788       1,603       1,447      185      11.54      156      10.77
                                          -------     -------     -------     --------------      --------------
Net Interest Income                        2,238       2,154       1,952       84      16.42      202      10.35



     Net interest income increased $83,800 (3.89%) from 1998 to 1999. Average interest bearing assets increased 19.24%, while the average rate earned decreased 91 basis points, resulting in an increase of $268,900 in total interest income. Interest expense increased $185,100 the result of a 11.54% increase in average interest bearing liabilities and a 31 basis points decrease in the average rate paid. Average interest rates on loans decreased 136 basis points. Of the $7,973,300 increase in earning assets $6,697,700 (84%) was in loans.

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

     The following table shows the components of the Bank's net interest income, setting forth, for each of the three years ended December 31, 1999, 1998 and 1997 (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v) the net interest yield on average interest-earning assets (i. e., net interest income divided by average interest-earning assets). Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on non-taxable securities of $158,400 and $130,400 in 1999 and 1998 respectively. Non-accrual loans and overdrafts are included in average loan balances. Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:


                                              1999                         1998                         1997
                                    -------------------------    -------------------------  ---------------------------
                                                Int    Avg                  Int      Avg                 Int     Avg
                                        Avg    Earn     %         Avg      Earn       %       Avg       Earn      %
                                        Bal    Paid    Rate       Bal      Paid     Rate      Bal       Paid     Rate

                                    -------------------------    -------------------------  ---------------------------
                                                                 (Dollars in thousands)
Interest Earning Assets:
Int-bearing deposits
  at other banks                        183       9    5.08         100        6     5.98        24        1     4.36
Invest securities - Taxable           3,434     221    6.45       3,642      250     6.86     4,498      347     7.70
Invest securities - Non-Taxable       6,063     463    7.63       4,518      359     7.95       ---      ---      ---
Federal funds sold                    5,627     278    4.94       5,771      317     5.49     5,432      296     5.45
                                   -------------------------     -------------------------  --------------------------
Total investments                    15,307     971    6.35      14,031      932     6.64     9,953      643     6.46

Loans
  Construction                        1,977     175    8.86           0        0     0.00         0        0     0.00
  Real estate                        18,727   1,668    8.91      14,641    1,516    10.36    14,648    1,503    10.26
  Installment                           407      53   13.05         508       61    11.96       491       60    12.16
  Commercial                         13,004   1,317   10.12      12,268    1,378    11.24    10,902    1,193    10.95
                                   -------------------------     -------------------------  --------------------------
Total loans                          34,115   3,213    9.42      27,417    2,955    10.78    26,042    2,756    10.58

Total Interest
  earning assets                     49,422   4,184    8.47      41,449    3,887     9.38    35,995    3,399     9.44
                                   =========================     =========================  ==========================
Interest Bearing Liabilities:
Int-bearing demand                    7,785      79    1.01       6,206       73     1.17     5,308       74     1.39
Money market savings                  1,634      31    1.88       1,623       38     2.31     1,958       47     2.39
Savings deposits                      3,463      68    1.95       2,846       63     2.22     2,184       48     2.21
Time deposits >$100M                  9,404     524    5.57       8,042      471     5.86     7,056      408     5.78
Time deposits less than $100M        14,682     815    5.55      12,049      713     5.92    12,112      744     6.15
Other Borrowing                       4,438     273    6.14       4,008      246     6.13     2,162      126     5.82
                                   -------------------------     -------------------------  --------------------------
Total interest
  bearing liabilities                41,404   1,788    4.32      34,773    1,603     4.61    30,779    1,447     4.70
                                   =========================     =========================  ==========================
Net interest income                           2,396                        2,284                       1,952
Net interest spread                                    4.15                          4.77                        4.74
Net yield on interest
earning assets                                         4.85                          5.51                        5.42



                                                       1999 VS 1998             1998 VS 1997
                                                    Increase(Decrease)                    Increase(Decrease)
                                                       DUE TO CHANGES                        DUE TO CHANGES
                                                   Avg         Avg                         Avg       Avg
                                                  Volume      Rate       Total            Volume     Rate       Total
                                                ----------------------------------      --------------------------------
                                                                      (Dollars in thousands)
Interest Earning Assets:
Int-bearing deposits
  at other banks                                        5       (2)            3                3        2          5
Invest securities - Taxable                           (14)      (14)         (28)             (66)     (31)       (97)
Invest securities - Non-Taxable                       123       (19)         104              359        0        359
Federal funds sold                                    (8)       (31)         (39)              18        3         21
                                               ----------------------------------      -------------------------------
Total investments                                     106       (66)          40              315     (27)        288

Loans

  Construction                                        175         0          175                0        0          0
  Real estate                                         423      (271)         152              (1)       15         14
  Installment                                         (12)        4          (8)                2      (1)          1
  Commercial                                           83      (145)         (62)             150       35        185
                                               ----------------------------------      -------------------------------
  Total loans                                         669      (411)         257              151       49        200

Total Interest Earning Assets                         748      (451)         297              466       22        488

Interest Bearing Deposits:

Int-bearing demand                                     19         0           19               12      (13)       (1)
Money market savings                                    0      (101)        (101)             (8)      (1)        (9)
Savings deposits                                       14       (6)            8               15        0         15
Time deposits >$100M                                   80      (135)         (56)              57        6         63
Time deposits less than $100M                         156       (33)         123              (4)      (28)       (32)
Other Borrowing                                        26       (85)         (58)             108       12        120
                                               ----------------------------------      -------------------------------
Total interest bearing deposits                       294      (109)         185              180      (24)       156
                                               ==================================      ===============================
Net change in net interest                            480      (368)         112              286       46        332


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


                                      Loan Category                             Reserve %

                          Classified Loans:

                          Loans classified loss                                   100.00%
                          Loans classified doubtful                                50.00%
                          Loans classified substandard
                               Real Estate Secured                                  5.00%
                               Non Real Estate Secured                             20.00%

                          Unclassified Loans:
                          Real Estate - Loan to value 80% or less                   0.10%
                          Real Estate - Loan to value over 80%                      0.50%
                          Real Estate - Construction                                0.15%
                          Loans to Individuals                                      3.00%
                          Commercial                                                3.00%
                          SBA Loans - Unguaranteed portion                          2.00%
                          Unfunded Loan Commitments                                  .25%
                          SBA Loans - Guaranteed portion                            0.00%
                          Cash Secured Loans                                        0.00%


     Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At the end of 1999, 1998 and 1997, the Bank's allowance stood at 1.01 percent, 1. 18 percent, and 1.04 percent of gross loans, respectively. Provisions were made to the allowance for loan losses in 1999, 1998 and 1997 of $174,200, $130,000, and $$120,000, respectively. Loans charged off totaled $128,600 in 1999, $75,500 in 1998, and $106,200 in 1997. Recoveries for these same periods were $18,100 $12,600, and $1,800.

     The Bank's non performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans was .48 percent .42 percent and.81 percent as of the end of 1999, 1998 and 1997, respectively.

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

NON-INTEREST INCOME

     The following table presents a summary of the Bank's non-interest income:


                                                                     Years Ended December 31,
                                                            1998                1997               1996
                                                        -------------       -------------      --------------
                                                                   (Dollars in thousands)
Service charges on deposit
     accounts                                                    389                371                 328
Other service charges, commissions
    commissions and fees                                         440                398                 418
Income from sales and servicing
    of SBA loans                                                 425                382                 327
                                                        -------------      -------------      --------------
    Total non-interest Income                                  1,254              1,151               1,074


     Total non-interest income increased $103,500 (8.99%) in 1999 when compared with 1998. Income from sales and servicing of SBA loans increased $42,100, service charges on deposit accounts increased $18,000 and other service charges, commissions and fees increased $42,500. Merchant credit card processing income decreased by $13,800 during 1999 compared to 1998.

     Total non-interest income increased $76,400 (7.11%) in 1998 when compared with 1997. Income from sales and servicing of SBA loans increased $55,000 and service charges on deposit accounts increased $42,600; while other service charges, commissions and fees decreased $20,800. Merchant credit card processing income decreased by $43,200 during 1998 compared to 1997.

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

     The following table presents a summary of the activity in SBA loans for the years ended 1999, 1998 and 1997:


                                                          1999                  1998                   1997
                                                   -------------------- ---------------------  ----------------------
SBA loans authorized                                        $7,083,000            $2,458,000              $3,551,800
                                                   ==================== =====================  ======================
SBA loans sold                                              $5,357,900            $2,811,900              $2,524,100
                                                   ==================== =====================  ======================

SUMMARY OF INCOME FROM SALES AND
   SERVICING OF SBA LOANS

Income from premium                                           $267,500              $192,100                $171,800
Income from servicing                                          158,000               191,900                 178,700
Less loan origination expense                                   (1,000)               (1,600)                (24,000)
                                                    -------------------  --------------------  ----------------------
Total income from sales and
   servicing of SBA loans                                     $424,500              $382,400                $326,500
                                                    ===================  ====================  ======================


NON-INTEREST EXPENSE

     The following table presents a summary of the Bank's other non-interest expense:


                                                                      YEARS  ENDED  DECEMBER 31,
                                                          -------------------------------------------------
                                                             1999               1998              1997
                                                          ------------       ------------       -----------
                                                                       (Dollars in thousands)
Salaries and benefits                                           1,742             1,499              1,405
Occupancy and equipment expense                                   297               281                251
Professional fees                                                  74               107                 85
Data Processing                                                   202               193                172
Other expenses                                                    822               620                591
                                                         -------------     -------------       ------------
    Total other Expenses                                        3,137             2,700              2,505


     Salary expense increased $242,800 in 1999 as a result of the addition of two positions; a Small Business Administration Lending Officer and a clerical staff position, employee merit increases and bonus payments. Salary expense increased $94,000 in 1998 as a result of the addition of Commercial Lending Officer, employee merit increases and bonus payments. The increase in salary expense of $42,700 in 1997 was due to merit increases, additions to staff for the opening of the Pacific Grove branch, employee merit increases and bonus payments.

     Occupancy and equipment expenses increased $15,600 in 1999, with increases of $10,400 in premises rent, $3,900 in depreciation and $3,700 in equipment rental; while utilities decreased $3,000 and net merchant terminal expense decreased $4,600. Occupancy and equipment expenses increased $30,300 in 1998, with increases of $9,300 in maintenance and repairs, $7,400 in depreciation, $6,000 and $4,400 in utilities. In 1997 occupancy expense decreased $5,000 due to lower depreciation expense.

     Data processing expense increased $9,400 in 1999 as the result of increases in the number of accounts and transaction volumes and a 2% cost of living adjustment. In 1998 data processing expense increased $20,300 as the result of increases in the number of accounts and transaction volumes. In 1997 data processing expenses increased $23,600, due to increased number of accounts, increased activity, upgraded data communications and a 2.7% cost of living increase. Data processing expenses had remained level in 1996 when compared to 1995.

     In 1999 professional fees decreased $32,700 due to a $36,500 decrease in legal fees. The Professional fees increased $21,400 in 1998 when compared to 1997. The Bank recovered $117,100 in legal fees associated with the Bank's settling its name infringement lawsuit against Monterey Bay Bank, this settlement is shown as a extraordinary item on the statement of operations for 1998. Professional fees decreased $35,400 in 1997 due to a $42,800 decrease in legal fees.

     Other expenses for 1999 totaled $671,000 compared with $619,600 for 1998, an increase of $52,000. Significant changes occurred in the following categories with in increases advertising ($10,500), poppy account expense ($2,800), director fees ($2,800), dues and memberships ($1,900), donations ($4,900), loan expense ($10,800), bank fees ($4,800), ATM expense ($6,200), stationary/supplies ($9,900), telephone ($8,400), travel ($9,000); while decreases occurred in business development ($5,300), auto expense ($2,000), entertainment/meals ($13,200), security expense ($9,100), insurance ($2,700), Year 2000 expense ($15,400).

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

     Allocation of federal and state income taxes between current and deferred portions is as follows: Years Ended December 31,


                                                        1999                   1998                 1997
                                                ----------------------   -------------------   -----------------
Current
     Federal                                  $        58,600          $      49,600        $      171,300
     State                                             57,700                 43,900                57,400
                                                ----------------------   -------------------   -----------------
                                                      116,300                 93,500               228,700
                                                ----------------------   -------------------   -----------------
Deferred
     Federal                                           22,800                (16,800)              (31,400)
     State                                              7,900                  (2,800)             (21,700)
                                                ----------------------   -------------------   -----------------
                                                       30,700                (19,600)              (53,100)
                                                ----------------------   -------------------   -----------------
                                              $       147,000         $       73,900        $      175,600
                                                ======================   ===================   =================


         A reconciliation of the statutory federal income tax rate and the effective tax rate on (loss) income follows:


                                                        1999                   1998                 1997
                                                ----------------------   -------------------   -----------------
Statutory federal tax rate                              34.0 %                34.0 %                34.0 %
State franchise                                          7.2                   7.2                   7.2
Municipal bond income                                  (16.7)                (25.6)                  ---
Other, net                                               ---                   ---                   2.5
                                                ----------------------   -------------------   -----------------
Effective tax rates                                     24.5 %               15.6 %                 43.7 %
                                                ======================   ===================   =================



     The Corporation has applied all unused general business tax credit carryforwards for financial reporting and income tax purposes.

     The components of the net deferred tax asset, included in other assets, are as follows:


                                                              1999                    1998
                                                        ------------------       ----------------
Deferred tax asset
  Federal                                               $         189,100         $      173,800
  State                                                            59,800                 58,200
                                                          ----------------          -------------
Net deferred tax asset                                  $         248,900         $      232,000


The components of the net deferred tax asset, included in other assets, are as follows:


                                                                  1999                 1998
                                                             ---------------      ---------------
Deferred tax asset
     Accrual to cash adjustments                                   95,100       $      142,600
     Investments:
       Net unrealized (gain) loss on
          securities available for sale                            14,500              (17,000)
     State franchise tax                                           34,100               29,600
     Allowance for loan losses                                    119,100               94,200
     Depreciation                                                 (13,900)             (17,400)
                                                             ---------------      ---------------
          Net deferred tax asset                                  248,900              232,000



     Management has evaluated the deferred tax asset recognized under Statement
109. As of December 31, 1999 and 1998 management expects all temporary differences to be offset against future taxable income, and no valuation reserve was deemed necessary.

LOANS

     Loans, the largest component of earning assets, represented 69.03% of average earning assets, and 52.30% of average total assets during 1999, compared with 66.15% and 53.10%, respectively during 1998. In 1999, average loans increased 24.43% from $27,417,000 in 1998 to $34,114,800. Average commercial loans increased $735,700 (6.00%) and real estate loans decreased $4,086,100 (27.91%); while average installment loans decreased $101,000 (19.18%).

Contruciton loans averaged $1,976,900in 1999.

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

     The following table presents the composition of the loan portfolio, including loans held for sale, at December 31 for the last five years.


                                                                        YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------------------------------
                                                        1999            1998        1997          1996          1995
                                                     --------------------------------------------------------------------
                                                                         (Dollars in thousands)

Commercial and industrial                                11,441       12,084         10,843       10,120        10,059
Real estate, construction                                 3,459          356            347         ---           ---
Real estate, mortgage                                    23,788       15,294         13,921       14,336        11,246
Installment                                                 435          390            520          583           888
Government guaranteed
     loans purchased                                        145          159            284          307           328
                                                     --------------------------------------------------------------------
                                                         39,267       28,282         25,914       25,346        22,521
Less:

    Allowance for possible loan losses                     (400)        (336)          (269)        (254)         (225)
    Deferred origination fees, net                          (49          (32            (40          (37           (27)
                                                     --------------------------------------------------------------------
     Net Loans                                           38,817       27,914         25,606       25,056        22,270
                                                     ====================================================================


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

     The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as "non-performing loans"):


                                                                     AS OF DECEMBER 31,
                                              --------------------------------------------------------------------
                                                 1999          1998          1997           1996          1995
                                              -----------   -----------   ------------   -----------   -----------
                                                                   (Dollars in thousands)
Accruing,
PAST DUE 90 DAYS OR MORE:

Real Estate                                           63           63            134            209             0
Commercial                                             0            0              0             14             0
Installment                                            0            0              0              0             0
                                             ------------ ------------   ------------   ------------  ------------
    Total accruing                                    63           63            134            223             0

NONACCRUAL LOANS:

Real Estate                                            0            0              0              0             0
Commercial                                           125           57             55             35            31
Installment                                            0            0             21             23             0
                                             ------------ ------------   ------------   ------------  ------------
    Total non-accrual                                125           57             76             58            31

    Total non-performing                             188          120            210            281            31

Total loans end of period                         39,267       28,282         25,914         25,346        22,521

Ratio of non-performing loans
    to total loans at end of period                0.48%        0.42%          0.81%          1.11%         0.14%


     The low level of non-performing loans is the result of underwriting criteria intended to be conservative, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel). The Bank does not have any foreign loans or loans for highly leveraged transactions.

SUMMARY OF LOAN LOSS EXPERIENCE


                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                 1999          1998          1997           1996          1995
                                              -----------   ------------  ------------   -----------   ------------
                                                                       (Dollars in thousands)
Average loans outstanding                          34,115        27,414        26,042          24,647        26,663

Allowance, beginning of period                        336           269           254             225           245

Loans charged off during period:
    Commercial                                        128            69           101              39           147
    Installment                                         0             5             5               5            12
    Real Estate                                         0             2             0               0             0
    Other                                               1             0             0               1             0
                                             -------------   -----------  ------------   -------------  ------------
    Total charge offs                                 129            75           106              45           159

Recoveries during period:
    Commercial                                         13            12             1               8            13
    Installment                                         5             1             1              13             6
    Other                                               0             0             0               0             0
                                             -------------   -----------  ------------   -------------  ------------
    Total recoveries                                   18            13             2              21            19

Net Loans charged off
    during the period                                 111            63           104              24           140

Additions to allowance for
    possible loan losses                              174           130           120              53           120

Allowance, end of period                              400           336           269             254           225

Ratio of net loans charged
    off to average Loans
    outstanding during the
    period                                           0.32%         0.23%         0.40%           0.10%           0.53%

Ratio of allowance to total
    at end of period                                 1.01%         1.18%         1.04%           1.01%           1.00%


FUNDING SOURCES

     The Corporation has a line of credit, in the amount of $1,000,000, from the Pacific Coast Bankers' Bank. The line of credit has an interest rate of Wall Street Journal Prime Rate plus seventy five (75) basis points and is secured by 518,884 shares of Monterey County Bank common stock. At December 31, 1999 $750,000 had been advanced on the line of credit.

     Average deposits increased 20.08% to $47,982,200 in 1999 from $39,958,000 in 1998. In 1999 average certificates of deposit increased 19.88%, average demand deposits increased 19.86% and average interest checking, money market and savings accounts as a group increased 20.67%. Average certificates of deposit represented 50.28% of average deposits in 1999 compared with 50.28% in 1998. Average interest checking, money market and savings accounts as a group were 26.85% of average deposits in 1999 compared with 26.72% in 1998. Average demand deposits represented 22.96% of average deposits in 1999 compared with 23.01% in 1998.

     The Bank has lines of credit from the Federal Reserve Bank of San Francisco, the Federal Home Loan Bank of San Francisco and Pacific Coast Bankers' Bank with maximum borrowing limits on December 31, 1999 of $13,500,000, $4,605,000 and $1,000,000, respectively. The Federal Reserve Bank line of credit is secured by certain of the Bank's commercial and real estate loans and municipal securities. The Federal Home Loan Bank line of credit is secured by certain of the Bank's real estate secured loans and investment securities. At December 31, 1998 the Bank had four $1,000,000 advances which bear interest at 6.53%, 4.83%, 6.81% and 6.36%, respectively. The advances mature in June 2000, October 2003, June 2004 and January 2028, respectively. The Pacific Coast Bankers' Bank line of credit is unsecured. The Bank did not utilize any short term borrowings in 1999, 1998 or 1997.

CAPITAL RESOURCES

     The Corporation maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends. At December 31, 1999, stockholders' equity was $3,993,000 versus $3,434,600 at December 31, 1998. The Corporation issued 10% stock dividends in 1999 and 1998 and paid a cash dividend of $.12 per share in 1997. The Bank paid cash dividends totaling $50,000, $50,000, and $170,000 to the Corporation in 1999, 1998 and 1997, respectively.

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

         In general, the risk-based capital guidelines provide detailed definitions of which obligations will be treated as capital, and assign different weights to various assets and off-balance sheet items, depending upon the perceived degree of credit risk associated with each asset. Each asset is assigned to one of four risk-weighted categories. For example, 0 percent for cash and unconditionally guaranteed government securities; 20 percent for deposits with other banks and fed funds; 50 percent for state bonds and certain residential real estate loans; and 100 percent for commercial loans and other assets. Capital is categorized as either Tier 1 capital, consisting of common stock and retained earnings (or deficit), or Tier 2 capital, which includes limited-life preferred stock and allowance for loan losses (subject to certain limitations). The guidelines also define and set minimum capital requirements (risk-based capital ratios) which increased over a transition period ended December 31, 1992. Under the final 1992 rules, all banks were required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 capital ratio of 9.75% and 9.79% at December 31, 1999 and 1998, respectively, and a total risk-based capital ratio of 10.62% and 10.77% at December 31, 1999 and 1998, respectively.

     The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill. The Bank had a leverage capital ratio of 7.14% and 7.24% at December 31, 1999 and 1998, respectively.

LIQUIDITY

     Liquidity represents a bank's ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs. For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers. In the ordinary course of the Bank's business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings. In addition, the Bank has lines of credit from the Federal Reserve Bank of San Francisco of approximately $13,500,000, the Federal Home Loan Bank of San Francisco of approximately $8,300,000 and a $1,000,000 federal funds line of credit with the Pacific Coast Bankers' Bank to meet temporary liquidity requirements.

     As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets ("primary liquidity"), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets. In addition, it seeks to generally limit loans to not more than 90 percent of deposits. Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing. The Bank's primary liquidity at December 31, 1999, 1998 and 1997 was 23.92 percent, 23.92 percent, and 23.46 percent respectively, while its average loan to deposit ratio for such years was 71.10 percent, 68.61 percent and 72.17 percent respectively.

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

     The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate. The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank's net interest margin based on the bank's actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period. At December 31, 1999 the affect of a 2% increase in the fed funds rate, expressed as a percentage of equity, was negligible, while a 2% decrease in the fed funds rate was a negative 3.0% of equity.

     The Corporation's sources of revenues and liquidity are the dividends, tax equalization payments or management fees from the Bank, gains on securities held in a trading account and the line of credit from the Pacific Coast Bankers' Bank. The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law.

INVESTMENT SECURITIES

     The Corporation maintains a trading account, at fair value, consisting of marketable securities. At December 31, 1999 the account value was $135,000. In addition the Corporation has a $40,000 investment in the Community Bank Insurance Agency, LLC which provides various services to Community Banks and their customers.

     The following table sets forth the book and market value of the Bank's investment securities as of December 31, 1999 and 1998:


                                                                  INVESTMENT PORTFOLIO MIX
                                                                   (Dollars in thousands)
                                                          1999                              1998
                                                 --------------------------      ----------------------------
                                                   Book           Market            Book            Market
                                                  value           value            value            value
Available for sale:
Federal Home Loan Bank Stock                          406              406              541              541
Pacific Coast Bankers'
     Bank Stock                                       350              350              150              150
U.S. Government Agencies                            1,000              967              150              150
                                                 ---------      -----------      -----------      -----------
Total                                               1,756            1,723              841              841
                                                 =========      ===========      ===========      ===========

Held to maturity:
State and Local Agencies                            6,791            6,194            4,765            4,788
U.S. Government Agencies                            2,499            2,383            1,501            1,517
                                                 ---------      -----------      -----------      -----------
Total                                               9,290            8,577            6,265            6,305
                                                 =========      ===========      ===========      ===========


     The following table summarizes the maturity of the Bank's investment securities at December 31, 1999:


                                                 INVESTMENT PORTFOLIO MATURITIES
                                                      (Dollars in thousands)

                                                       OVER 1        OVER 5
                                          1 YEAR        THRU          THRU        OVER 10
                                         OR LESS      5 YEARS       10 YEARS       YEARS        TOTAL
                                        -----------  -----------   -----------   ----------  ------------

State and Local Agencies                       ---          ---           ---        6,791         6,791
U.S. Government Agencies                       ---          ---          1,500       1,999         3,499
Federal Home Loan Stock                        406          ---           ---          ---           406
Pacific Coast Bankers' Bank                    350          ---           ---          ---           350
                                        -----------  -----------   -----------   ----------  ------------
Total                                          756            0         1,500        8,790        11,046
                                        ===========  ===========   ===========   ==========  ============


YEAR 2000

     The Corporation has not experienced any disruptions associated with the century date change. Management feels that the extensive testing of hardware and mission critical systems and the monitoring of borrowers' Year 2000 readiness limited its exposure to disruptions. The Corporation's Year 2000 expenses were $13,400 in 1999 and $28,800 in 1998.

ITEM 7. FINANCIAL STATEMENTS

     The following consolidated financial statements included in the Consolidated Financial Report issued by Hutchinson and Bloodgood LLP, Certified Public Accountants at the pages indicated are incorporated herein by reference:



     Independent Auditors' Report on the Financial Statements                                FS-1

     Consolidated Balance Sheets at December 31, 1999 and 1998                               FS-2

     Consolidated Statements of Operations for each of the three years
     in the period ended December 31, 1999                                                 FS-3-4

     Consolidated Statements of Changes in Stockholders' Equity for
     each of the three years in the period ended December 31, 1999                           FS-5

     Consolidated Statements of Cash Flows for each of the three years
     in the period ended December 31, 1999                                                 FS-6-7

     Notes to Consolidated Financial Statements                                           FS-8-33


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

     The Company had no disagreements with its independent accountants on any matter of accounting principles, practices or financial statement disclosure during 1999, 1998 or 1997.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The name, age, title and five-year business background of each director, executive officer and significant employee of the Corporation (including the Bank) as of December 31, 1999, are as follows:


NAME & POSITION WITH BANK                      AGE   PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
----------------------------------             ---   ------------------------------------------------------------
Charles T. Chrietzberg, Jr.                     58   Chairman of the Board & Chief Executive Officer of
  Director since 1985,                               Monterey County Bank since 3/87
  Chairman of the Board, President
  & Chief Executive Officer

Sandra G. Chrietzberg                           56   Formerly President and CEO Queen of Chardonnay, Inc.,
   Director, 1988 to 1994 and                        dba La Reina Winery 8/84-12/93
   since 1995

Peter J. Coniglio, Esq.                         70   Partner - Hudson, Martin, Ferrante & Street, Monterey
  Director since 1976

Carla S. Hudson, CPA                            46   Partner - Huey and Hudson, Certified Public Accountants
  Director since 1994

John M. Lotz                                    58   President and Chief Executive Officer, of Couroc of Monterey
  Director since 1991                                since 1996.  Real estate developer 1991 - 1996.

Ronald J. Keenan                                56   Vice President, Chief Lending Officer of Monterey County
  Senior Vice President,                             Bank since 1998, Vice President Union Bank of California
  Chief Lending Officer                              from 6/98 to 10/98, Retail Management from 1/93 to 6/98.

Bruce N. Warner                                 52   Senior Vice President, Chief Financial Officer and Chief
  Senior Vice President,                             Operating Officer of Monterey County Bank since 1993;
  Chief Financial Officer
  and Chief Operating Officer



Andre G. Herrera                                35   Vice President, Corporate Secretary of  Northern California Bancorp, Inc.
  Vice President,                                    and Corporate Secretary of Monterey County
  Corporate Secretary                                Bank and since 1/96; Vice President, Manager Management
                                                     Information Systems and Merchant Services since 2/94.

Mary Ellen Stanton                              62   Senior Vice President, Loan Administration, Monterey County
  Senior Vice President                              Since 10/98.
                                                     Vice President, Loan Administration, Monterey County
                                                      Bank 10/88.


     Directors of the Corporation serve in similar capacities with the Bank. Executive officers of the Bank serve in similar capacities with the Corporation, although the limited operations of the Corporation do not require significant amounts of their time. There are no family relationships among the persons listed above, except that Mr. and Mrs. Chrietzberg are spouses and Mr. Herrera is Mr. and Mrs. Chrietzberg's son-in-law.

     Based solely upon a review of the relevant forms furnished to the Bank and the Corporation, except as disclosed below, the Corporation believes that all officers, directors and principal shareholders filed appropriate forms as required by Section 16(a) of the Exchange Act, and related regulations, during 1999.

ITEM 10. EXECUTIVE COMPENSATION

     The following tables sets forth certain information regarding the compensation paid to the only executive officer of the Corporation/Bank whose salary and bonus exceeded $100,000 for 1999.





                                            ANNUAL COMPENSATION              LONG TERM COMPENSATION AWARDS
                                            -------------------              -----------------------------
                                                                 OTHER        RESTRICTED   SECURITIES         ALL
                                                                 ANNUAL         STOCK      UNDERLYING        OTHER
NAME & PRINCIPAL POSITION        YEAR    SALARY     BONUS     COMPENSATION      AWARD     OPTIONS/ SARS   COMPENSATION
----------------------------------------------------------------------------------------------------------------------
Charles T. Chrietzberg, Jr.      1999    $156,769   $160,000      $3,578 (1)     None         None          $13,109 (2)
Chairman, President & CEO        1998    $156,020   $160,000      $5,343 (1)     None        25,000          $2,199 (2)
                                 1997     150,938   $160,000      $5,197 (1)     None         None           $7,530 (2)

Bruce N. Warner                  1999      78,765     25,888        None         None         None             None
Senior Vice President,           1998      74,254     28,358        None         None         5,000            None
Chief Financial
Officer, Chief Operating Officer 1997      67,268     18,020        None         None        10,000            None


(1) Represents personal use of company automobile and insurance premiums on life insurance policy as described below.
(2) Represents the expense accrued in the Salary Continuation Plan as more fully described in the Long Term Incentive Plan Table.

     Until June 1, 1990 the Bank furnished certain executive officers with a taxable car allowance. The Bank discontinued car allowances on June 1, 1990 and purchased a bank owned automobile for the use of its Chief Executive Officer (the value of his personal use of the automobile is included above). The Bank furnishes, on a non-discriminatory basis, to the employees: (i) insurance benefits; and (ii) other benefits. The value of these benefits (excluding non-discriminatory plan benefits) was less than the lesser of $50,000 or ten percent of the compensation shown above for the respective persons or group, and is not included in the table.

     The Board of Directors authorized the Bank to enter into a three year employment contract with Mr. Chrietzberg, effective January 1, 2000. It provides for a base salary of $180,000 per year, a Bank furnished automobile or automobile allowance, and a bonus based on profits. The bonus, not to exceed $160,000 annually, will equal $10,000 for each 0.1 percent that the Bank's profits exceed 1.0 percent return on average assets plus $10,000 for each 1 percent that the Bank's return on equity exceeds 10.0 percent. Under the terms of the contract, if Mr. Chrietzberg is terminated other than for cause (as defined in the contract), he is entitled to severance compensation for his monthly salary plus a pro rated incentive bonus for the greater of 24 months or the remaining term of his contract (which ends in December, 2002); however, if the termination follows within twelve (12) months after a change in control transaction (as defined in the contract), he is entitled to such severance compensation for the greater of 24 months or the remainder of the term of the contract.

     The following tables set forth certain information regarding the long term incentive plans provided for Mr. Chrietzberg.


                                            PERFORMANCE OR                    ESTIMATED FUTURE PAYOUTS UNDER
                  NUMBER OF                 OTHER PERIOD                        NON-STOCK PRICE-BASED PLANS
                  SHARES, UNITS             UNTIL                             --------------------------------
                  OR OTHER RIGHTS           MATURATION OR                     THRESHOLD    TARGET    MAXIMUM
NAME                  (#)                   PAYMENT                             ($ OR #)  ($ OR #)    ($ OR #)
---------------   ---------------           --------------                    --------------------------------
Charles T.         Salary                   Retirement at age 65, subject        None        None    75,000/yr.
Chrietzberg, Jr    Continuation             to provisions for earlier payout                          lifetime
                   Agreement                described below


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

     In August, 1999, the Board of Directors amended the Salary Continuation Agreement for the benefit of Mr. Chrietzberg which was approved in December, 1993. The amended Salary Continuation Agreement provides for payments of $75,000 per year, for Mr. Chrietzberg's lifetime. The amended Salary Continuation Agreement provides the following with regard to the division of death proceeds should Mr. Chrietzberg die before his sixty-fifth (65th) birthday; his beneficiary(ies) shall be entitled to an amount equal to $1,440,000 or the net at risk insurance portion of the proceeds, whichever amount is less. The net at risk insurance portion is the total proceeds less the cash value of the policy. Should Mr. Chrietzberg die on or subsequent to his sixty-fifth (65th) birthday, his beneficiary(ies) shall be entitled to an amount equal to $1,000,000 or the net at risk insurance portion of the proceeds, whichever is less, and the Bank shall be entitled to the remainder of such proceeds.

     The Bank's obligations under the Salary Continuation Agreement are not secured by any segregated amounts, but are informally funded by the purchase of single-premium life insurance policies. The salary continuation expense accrued in 1999, 1998 and 1997 was $13,100, $2,199, and $$7,530, respectively. Based upon the current projected earnings of the insurance used to informally fund the Bank's obligations under the Agreement, and the anticipated salary continuation expense to be booked, net of tax benefits, the Bank anticipates (based upon current tax laws and assumptions regarding the yield on alternative investment(s) that the cost of the benefits to be provided under the agreement will not have a material adverse impact on the Bank's net income after taxes in the future, although no assurance can be given in this regard. The Surviving Income Agreement was terminated upon adoption of the amended Salary Continuation Agreement.

     During the year ended December 31, 1999 no stock options were granted under the Corporation's' 1998 Amended Stock Option Plan.

     The following table sets forth the number of shares of Common Stock acquired by each of the named executive officers upon exercise of stock options during 1999, the net value realized upon exercise, the number of shares of common Stock represented by outstanding stock options held by each of the named executive officers as of December 31, 1999 and the value of such options based on the last transaction in 1999, which the Corporation has knowledge of, and certain information concerning unexercised options under the 1998 Stock Option Plan.

               Aggregated Option/Sar Exercises in Last Fiscal Year
                          and FY-End Options/Sar Values


                                                                                            VALUE OF
                                                            NUMBER OF                     UNEXERCISED
                                                            UNEXERCISED                   IN-THE-MONEY
                            SHARES                         OPTIONS/SARS AT              OPTIONS/SARS AT
                          ACQUIRED ON     VALUE              FY-END(#)                      FY-END ($)
         NAME            EXERCISE (#)   RECEIVED($)  EXERCISABLE   UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
-----------------------  ------------- ------------  ------------  -------------    ---------------------------
Charles T.
Chrietzberg, Jr.            66,000       66,000        30,250          None              15,750      None
Bruce N. Warner              6,050        5,650        18,150          None              11,950      None


     In 1999, each director received a standard fee of $500 per regular board meeting attended and $150 for each committee meeting attended.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     To the knowledge of the management of the Company, the following shareholders own more than five percent (5%) of the outstanding common stock of the Company, its only class of voting securities.


                                        AMOUNT AND NATURE OF                    PERCENT OF
  NAME AND ADDRESS                      BENEFICIAL OWNERSHIP                      CLASS
--------------------------              --------------------                    ----------
Charles T. Chrietzberg, Jr.                          498,642 (1)                    43.63
P.O. Box 1344
Carmel, CA  93921

David S. Lewis, Trust                                115,600                        10.39
30500 Aurora del Mar
Carmel, CA  93923


(1) Includes 30,250 shares subject to employee stock options and 13,838 shares held beneficially for Mr. Chrietzberg and Mrs. Chrietzberg in Individual Retirement Accounts where voting power is shared with the custodian of the account. 316,000 shares of the Common Stock owned by Mr. Chrietzberg are pledged to secure a loan from an unaffiliated bank.

     The following table sets forth similar information regarding the beneficial ownership, both by numerical holding and percentage interest of each of the Company's directors and all of its directors and executive officers as a group. All addresses are in care of the Corporation at 601 Munras Ave. Monterey, CA 93940.


                                                AMOUNT AND                             SHARES
                                                 NATURE OF                           SUBJECT TO          PERCENT OF
                                                BENEFICIAL           PERCENT OF       PURCHASE          CLASS WITHOUT
                   NAME                          OWNERSHIP              CLASS          OPTIONS          OPTION SHARES
--------------------------------------------  ----------------      --------------  --------------    ------------------
Charles T. Chrietzberg, Jr.                     498,642(1)(2)(3)        43.63%          30,250                42.10%
Sandra G. Chrietzberg                           498,642(2)(3)           43.63%          30,250                42.10%
Peter J. Coniglio                                50,486(4)(5)            4.44%          24,200                 2.36%
Carla S. Hudson                                  20,089(6)               1.78%          15,125                 0.45%
John M. Lotz                                     21,175(7)               1.87%          18,150                 0.27%

All Directors and Executive
  Officers as a group                           625,530(8)              51.34%         105,875                46.70%


(1) Includes 30,250 shares subject to his employee stock options. 316,000 shares of the common Stock owned by Mr. Chrietzberg are pledged to secure a loan from an unaffiliated bank. Should he default under such credit, the shares could be acquired by the lender, or sold pursuant to applicable terms of the Uniform Commercial Code, in a transaction that could result in a change of control of the Corporation. Such transaction may require approval under provisions of Federal and California change in bank control laws.

(2) The shares include an aggregate of 13,838 shares held beneficially by Mr. Chrietzberg and Mrs. Chrietzberg in Individual Retirement Accounts, where voting power is also shared with the custodian of the account.

(3)  Includes shares of spouse pursuant to California's community property laws.

(4)  Sole voting power.

(5) Includes 24,200 shares subject to the respective director's stock options. Of the remaining shares 19,934 are held in a family trust controlled by Mr. Coniglio, as to which he has sole voting and investment power, while 6,352 shares are held by Hudson, Martin, Ferrante & Street, a partnership of which Mr. Coniglio is the managing partner, with voting and investment power.

(6) Includes 15,125 shares subject to the respective director's stock options. The remaining shares are held jointly with family members, other than 1,210 shares held in a corporate pension, as to which Ms. Hudson has voting and investment power.

(7) Includes 18,150 shares subject to the respective director's stock options. The remaining shares are held jointly with family members, with shared voting and investment power.

(8) Includes all options included above, plus 18,150 shares subject to options held by executive officers who are not also directors.

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


                                                                                           OUTSTANDING AS OF
                                                       MAXIMUM                             DECEMBER 31, 1999
                                                       -------                      ------------------------
                                                            PERCENT OF                            PERCENT OF
                                                              EQUITY                                  EQUITY
                   NAME                           AMOUNT      CAPITAL                  AMOUNT        CAPITAL
------------------------------------------- ----------------------------            -------------------------
Peter J. Coniglio                                 900,000        24.63%                 895,178       22.53%
Carla S. Hudson                                    72,950         2.10%                       0        0.00%
John M. Lotz                                      109,577         3.19%                   2,308        0.06%


Directors, Principal
Shareholder, and Officers
as a Group (5 in number)                        1,082,527        31.52%                 897,486       22.59%


ITEM 13. EXHIBITS AND REPORTS

A.   EXHIBITS


       ITEM      DESCRIPTION
       ----      -----------
           2   Plan of Merger and Meger Agreement, Monterey County Bank with
               Monterey County Merger Corporation un the Charter of Monterey
               County Bank under the Title of Monterey County Bank, joined in by
               Northern California Bancorp, Inc. dated November 1, 1995.

               Filed as exhibit to Form 10KSB dated December 31, 1995.

       3 (i)   Articles of Incorporation

               Filed as exhibit to Form 10KSB dated December 31, 1995.

      3 (ii)   Bylaws

               Filed as exhibit to Form 10KSB dated December 31, 1995.

    10 (i) D   Lease agreement Carmel Branch Office

               Filed as exhibit to Form 10KSB dated December 31, 1995.

   10 (ii) A   (1)  Employment Contract of Charles T. Chrietzberg, Jr., dated January 1, 2000
               (2)  Deferred Compensation Agreement, dated December 31, 1993
               Filed as exhibit to Form 10KSB dated December 31, 1995.
               (3)  Northern California Bancorp, Inc. 1998 Stock Option Plan and Stock Option Agreements
               Filed as exhibit to Form 10KSB dated December 31, 1998.
               (4)  Amendment to the Salary Continuation Agreement Dated December 31, 1993
               (5)  Life Insurance Endorsement Method Split Dollar Plan Agreement
          11   Statement Reference Computation of Per Share Earnings
          21   Subsidiaries



B.   REPORTS

     None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NORTHERN CALIFORNIA BANCORP, INC.

Date:    MARCH 18, 2000             By:     /s/ CHARLES T. CHRIETZBERG, JR.
       ----------------                -----------------------------------------
                                              Charles T. Chrietzberg, Jr.
                                              Chief Executive Officer
                                              and President

Date:    MARCH 18, 2000             By:     /s/ BRUCE N. WARNER
       ----------------                -----------------------------------------
                                              Bruce N. Warner
                                              Chief Financial Officer
                                              and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                                     POSITION               DATE
----                                     --------            -------------
/s/ CHARLES T. CHRIETZBERG, JR.                              MARCH 18, 2000
-------------------------------                              --------------
Charles T. Chrietzberg, Jr.
Director

/s/ SANDRA G. CHRIETZBERG                                    MARCH 21, 2000
-------------------------------                              --------------
Sandra G. Chrietzberg
Director

/s/ PETER J. CONIGLIO                                        MARCH 18, 2000
-------------------------------                              --------------
Peter J. Coniglio
Director

/s/ CARLA S. HUDSON                                          MARCH 20, 2000
-------------------------------                              --------------
Carla S. Hudson
Director

/s/ JOHN M. LOTZ                                             MARCH 21, 2000
-------------------------------                              --------------
John M. Lotz
Director


                        NORTHERN CALIFORNIA BANCORP, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                TABLE OF CONTENTS

                                                                         PAGE

INDEPENDENT AUDITORS' REPORT ON THE FINANCIAL
    STATEMENTS                                                           FS-1


FINANCIAL STATEMENTS

    Consolidated Balance Sheets                                          FS-2
    Consolidated Statements of Operations                              FS-3-4
    Consolidated Statements of Changes in Shareholders' Equity           FS-5
    Consolidated Statements of Cash Flows                              FS-6-7
    Notes to Consolidated Financial Statements                        FS-8-33

                                [LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Northern California Bancorp, Inc.
Monterey, California

We have audited the accompanying consolidated balance sheets of Northern California Bancorp, Inc. and its wholly owned subsidiary, as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the representation of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern California Bancorp, Inc. and its wholly owned subsidiary, as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.


                                            HUTCHINSON AND BLOODGOOD LLP



January 20, 2000

                NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                           ASSETS                                      1999           1998
Cash and due from banks (Note 2)                                   $ 10,745,200   $ 12,429,900
Time deposits with other financial institutions                         200,000        100,000
Trading assets (Note 3)                                                 135,000             --
Securities available for sale (Note 4)                                1,723,100        690,500
Securities held to maturity (Note 4)                                  9,290,300      6,265,000
Other investments                                                        40,000             --
Loans held for sale                                                     665,300        951,600
Loans net (Notes 6 and 14)                                           38,152,100     26,962,200
Bank premises and equipment, net (Note 7)                             1,849,100      1,868,600
Interest receivable and other assets                                  2,414,300      1,835,600
                                                                   -------------  -------------

                 Total assets                                      $ 65,214,400   $ 51,103,400
                                                                   =============  =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
    Non interest-bearing demand                                    $ 11,792,700    $ 9,897,400
    Interest-bearing demand                                           9,519,200      8,960,400
    Savings                                                           2,470,900      3,605,100
    Time                                                             19,143,100     12,355,300
    Time in denominations of $100,000 or more                        12,636,700      8,033,500
                                                                   -------------  -------------

                 Total deposits                                      55,562,600     42,851,700

Short-term borrowing (Note 8)                                           750,000             --
Federal Home Loan Bank borrowed funds (Note 9)                        4,000,000      4,000,000
Interest payable and other liabilities                                  908,800        817,100
                                                                   -------------  -------------

                 Total liabilities                                   61,221,400     47,668,800
                                                                   -------------  -------------

Commitments (Note 11)

Shareholders' equity (Notes 12 and 13)
    Common stock, no stated par value, authorized: 2,500,000
         shares, issued and outstanding: 1,112,641 in 1999 and
         940,322 in 1998                                              3,395,400      2,962,200
    Retained earnings                                                   659,600        504,400
    Accumulated other comprehensive income                              (62,000)       (32,000)
                                                                   -------------  -------------

                 Total shareholders' equity                           3,993,000      3,434,600
                                                                   -------------  -------------

                 Total liabilities and stockholders' equity        $ 65,214,400   $ 51,103,400
                                                                   =============  =============




   The notes to consolidated financial statements are an integral part of these statements.

                      NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                        YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                                             1999           1998          1997
Interest income
    Loans                                                  $ 3,474,100   $ 2,940,300   $ 2,755,700
    Time deposits with financial institutions                    9,300         6,000         1,000
    Investment securities                                      534,500       496,500       346,500
    Federal funds sold                                         277,800       314,100       295,900
                                                         -------------- ------------- -------------
       Total interest income                                 4,295,700     3,756,900     3,399,100
                                                         -------------- ------------- -------------
Interest expense
    Interest-bearing transaction accounts                      109,700       110,300       120,500
    Savings and time deposit accounts                          882,600       778,700       797,900
    Time deposits in denominations of $100,000 or more         523,500       468,700       402,900
    Federal Home Loan Bank and Pacific Coast Bankers'
         Bank                                                  272,600       245,600       125,900
                                                         -------------- ------------- -------------
       Total interest expense                                1,788,400     1,603,300     1,447,200
                                                         -------------- ------------- -------------

       Net interest income                                   2,507,300     2,153,600     1,951,900
Provision for loan losses (Note 6)                             174,200       130,000       120,000
                                                         -------------- ------------- -------------
       Net interest income, after provision for loan
            loss                                             2,333,100     2,023,600     1,831,900
                                                         -------------- ------------- -------------
Other income
    Service charges on deposit accounts                        388,900       371,000       328,400
    Income from sales and servicing of SBA loans
         (Note 5)                                              424,500       382,400       326,500
    Other income                                               440,600       397,100       419,200
                                                         -------------- ------------- -------------
       Total other income                                    1,254,000     1,150,500     1,074,100
                                                         -------------- ------------- -------------
Operating expense
    Salaries and employee benefits                           1,741,900     1,499,100     1,405,100
    Occupancy and equipment expense                            297,000       281,300       251,000
    Professional fees                                           74,100       107,800        85,400
    Data processing                                            202,300       192,600       172,300
    Other general and administrative                           671,000       619,600       590,700
                                                         -------------- ------------- -------------
       Total operating expenses                              2,986,300     2,700,400     2,504,500
                                                         -------------- ------------- -------------
Income before tax provision                                    600,800       473,700       401,500
    Income tax provision (Note 10)                             147,000        73,900       175,600
                                                         -------------- ------------- -------------
Income before extraordinary item                               453,800       399,800       225,900
    Extraordinary item - litigation settlement
       (net of income tax expense of $52,700)
       (Note 18)                                                    --        64,400            --
                                                         -------------- ------------- -------------

Net Income                                                 $   453,800   $   464,200   $   225,900
                                                         ============== ============= =============

  The notes to consolidated financial statements are an integral part of these statements.

                  NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                   YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997



                                                             1999         1998         1997
Earnings per common share (Note 13)
    Basic
      Income before extraordinary item                    $    0.43    $     0.38    $     0.22
      Extraordinary item                                         --          0.06            --
                                                          ----------   -----------   -----------
      Net income                                          $    0.43    $     0.44    $     0.22
                                                          ==========   ===========   ===========

    Diluted
      Income before extraordinary item                    $    0.36    $    0.33     $    0.18
      Extraordinary item                                         --         0.06            --
                                                          ----------   -----------   ----------
      Net income                                          $    0.36    $    0.39     $    0.18
                                                          ==========   ===========   ==========



  The notes to consolidated financial statements are an integral part of these statements.

                     NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                       ACCUMULATED
                                                                                      OTHER COMPRE-
                                         NUMBER OF        COMMON         RETAINED    HENSIVE INCOME
                                          SHARES           STOCK         EARNINGS        (LOSS)            TOTAL
Balance at December 31, 1996               879,465      $ 2,779,600     $ 118,300     $      --          $ 2,897,900
                                                                                                      -----------------

    Comprehensive income:
      Net income for the year                   --               --       225,900            --              225,900
      Change in net unrealized gain
         on securities and other assets
         net of tax effects                     --               --            --        16,700               16,700
                                                                                                      -----------------
           Total comprehensive income                                                                        242,600
                                                                                                      -----------------

    Cumulative effect of change in
      accounting principle                      --                --       55,500            --               55,500
    Cash dividends ($.12 per share)             --                --     (103,000)           --             (103,000)
    Repurchase of common stock             (20,939)          (62,800)          --            --              (62,800)
                                       -------------- ---------------- ------------- ---------------- -----------------

Balance at December 31, 1997               858,526         2,716,800      296,700        16,700            3,030,200
                                                                                                      -----------------

    Comprehensive income:
      Net income for the year                   --                --      464,200            --              464,200
      Change in net unrealized loss
         on securities and other assets
         net of tax effects                     --                --           --       (48,700)             (48,700)
                                                                                                      -----------------
           Total comprehensive income                                                                        415,500
                                                                                                      -----------------

    10% common stock dividend               85,278           255,800     (256,500)           --                 (700)
    Repurchase of common stock              (3,482)          (10,400)          --            --              (10,400)
                                       -------------- ---------------- ------------- ---------------- -----------------

Balance at December 31, 1998               940,322         2,962,200      504,400       (32,000)           3,434,600
                                                                                                      -----------------
    Comprehensive income:
      Net income for the year                   --                --      453,800            --              453,800
      Change in net unrealized gain
         on securities and other assets
         net of tax effects                     --                --           --       (30,000)             (30,000)
                                                                                                      -----------------
           Total comprehensive income                                                                        423,800
                                                                                                      -----------------

    10% common stock dividend               99,302           297,900     (298,600)           --                 (700)
    Repurchase of common stock             (11,133)          (34,200)          --            --              (34,200)
    Exercise of stock options (Note 13)     84,150           169,500           --            --              169,500
                                       -------------- ---------------- ------------- ---------------- -----------------

Balance at December 31, 1999             1,112,641       $ 3,395,400    $ 659,600     $ (62,000)         $ 3,993,000
                                       ============== ================ ============= ================ =================

                       NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997



                                                           1999          1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                            $ 453,800     $ 464,200    $ 225,900
    Adjustments to reconcile net income to net cash
       provided by operating activities:
    Depreciation and amortization expense                   144,000       139,100      135,200
    Amortization of discounts on investment securities       (2,800)       (2,300)      (2,500)
    Provision for loan losses                               174,200       130,000      120,000
    Amortization of deferred servicing premium               18,100        13,200       19,100
    Amortization of deferred gains on SBA loans              (3,000)       (4,200)      (4,400)
    Increase in trading assets                             (135,000)           --           --
    Increase (decrease) in other liabilities                  3,100       (81,100)     173,900
    (Increase) decrease in other assets                    (409,700)     (373,100)     124,500
    Increase in deferred tax asset                          (16,900)      (19,600)     (53,100)
    Increase (decrease) in interest payable                  88,600        25,600      (39,000)
    Increase in interest receivable                        (152,100)      (28,200)     (16,900)
                                                        ------------ ------------- ------------
    Net cash provided by operating activities               162,300       263,600      682,700
                                                        ------------ ------------- ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of time deposits                              (100,000)           --     (100,000)
    Proceeds from maturity of investment securities       1,208,400     3,995,000    2,500,000
    Purchase of investments                              (5,522,700)   (4,977,300)  (5,675,500)
    Net increase in loans                               (11,189,900)   (2,030,100)    (540,600)
    (Increase) decrease in loans held for sale              286,300      (408,200)    (128,900)
    Proceeds from sale of equipment                           1,800            --           --
    Additions to Bank premises and equipment               (126,400)     (108,700)    (369,900)
                                                        ------------ ------------- ------------
       Net cash used by investing activities            (15,442,500)   (3,529,300)  (4,314,900)
                                                        ------------ ------------- ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                             12,710,900     3,646,100    3,038,500
    Proceeds from borrowings                                750,000     1,000,000    2,000,000
    Proceeds from exercise of stock options                 169,500            --           --
    Repurchase of common stock                              (34,200)      (10,400)     (62,800)
    Cash dividends paid on common stock                        (700)         (700)    (103,000)
                                                        ------------ ------------- ------------
       Net cash provided by financing activities         13,595,500     4,635,000    4,872,700
                                                        ------------ ------------- ------------

       Net increase (decrease) in cash and cash          (1,684,700)    1,369,300    1,240,500
       equivalents
CASH AND CASH EQUIVALENTS, BEGINNING                     12,429,900    11,060,600    9,820,100
                                                        ------------ ------------- ------------

CASH AND CASH EQUIVALENTS, ENDING                       $ 10,745,200 $ 12,429,900  $ 11,060,600
                                                        ============ ============= ============


   The notes to consolidated financial statements are an integral part of these statements.

                      NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                        1999           1998          1997
OTHER CASH FLOW INFORMATION

     Interest paid                                    $ 1,609,000   $ 1,421,600   $ 1,360,300
                                                    ============== ============= =============

     Income taxes paid                                $   110,200   $   241,500   $    70,000
                                                    ============== ============= =============



  The notes to consolidated financial statements are an integral part of these statements.

                NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


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

     RECLASSIFICATION

     Certain amounts have been reclassified in the 1997 consolidated financial statements to conform to the 1998 and 1999 presentation.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include amounts due from banks and federal funds sold on a daily basis.

     INTEREST-BEARING DEPOSITS IN BANKS

     Interest-bearing deposits in banks mature within one year and are carried at cost.

                NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     TRADING ACTIVITIES

     The Corporation engages in trading activities for its own account. Securities that are held principally for resale in the near term are recorded in the trading assets account at fair value with changes in fair value recorded in earnings. Interest and dividends are included in net interest income.

     Quoted market prices, when available, are used to determine the fair value of trading instruments. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of instruments with similar characteristics, or discounted cash flows.

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

                NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     SALES AND SERVICING OF SBA LOANS (CONCLUDED)

     The Bank's investment in an SBA loan is allocated among the retained portion of the loan, excess servicing retained, and the sold portion of the loan, based on the relative fair market value of each portion at the time of loan origination, adjusted for payments and other activities. Since the portion retained does not carry an SBA guarantee, part of the gain recognized on the sold portion of the loan is deferred and amortized as a yield enhancement on the retained portion of the loan. Excess servicing fees are reflected as an asset which is amortized over an assumed half life; in the event future prepayments are significant and future expected cash flows are inadequate to cover the unamortized excess servicing asset, additional amortization is recognized.

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

                NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


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

     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer loans for impairment disclosures.

                NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     STOCK COMPENSATION PLANS

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Corporation's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. Under the Corporation's employee stock purchase plan, compensation cost is recognized to the extent that the quoted market price of the stock on the date of grant exceeds the amount that the employee is required to pay. The Corporation has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income, earnings per share, and other disclosures, as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted on or after January 1, 1995. (See
     Note 13.)

     EARNINGS PER SHARE

     Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method. The weighted average number of shares used in the computation of basic earnings per share was 1,055,350 for 1999, 1,042,286 for 1998 and 1,055,180 for 1997. The weighted average number of shares used in the computation of earnings per share assuming dilution of stock options was 1,269,623 for 1999, 1,211,083 for 1998 and 1,253,593 for
     1997. The 10% stock dividend was retroactively reflected in the 1998 and 1997 weighted shares.

                NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. Management evaluated the impact of adopting this Statement on the consolidated financial statements, and determined there was no material impact.

     COMPREHENSIVE INCOME

     Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

     The components of other comprehensive income and related tax effects are as follows:

                                                                       1999             1998            1997
                                                                   --------------  ---------------  -------------
     Unrealized holding gains (losses) on available-for-sale
          securities                                                    $(54,600)       $ (88,500)      $ 30,400
     Tax effect                                                           24,600           39,800        (13,700)
                                                                   --------------  ---------------  -------------

     Net-of-tax amount                                                  $(30,000)       $ (48,700)      $ 16,700
                                                                   ==============  ===============  =============

NOTE 2. CASH AND DUE FROM BANKS

     Aggregate reserves (in the form of cash and deposits with the Federal Reserve Bank) of $300,000 were maintained to satisfy federal regulatory requirements at December 31, 1999.

NOTE 3. TRADING ASSETS

     At December 31, 1999, trading assets, at fair value, consist of marketable equity securities in the amount of $135,000.

                NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 4. INVESTMENT SECURITIES

     The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

                                                           GROSS           GROSS
                                       AMORTIZED        UNREALIZED       UNREALIZED          FAIR
                                          COST             GAINS           LOSSES            VALUE

                                    ------------------------DECEMBER 31, 1999---------------------------
SECURITIES AVAILABLE FOR SALE
  U.S. Government Agencies               $ 1,000,000             $ --        $ 32,400         $ 967,600
  Federal Home Loan Bank                     405,600               --              --           405,600
  Pacific Coast Banker's
     Bank Stock                              349,900               --              --           349,900
                                    ----------------- ---------------- ---------------  ----------------
       Total securities available
           for sale                      $ 1,755,500             $ --        $ 32,400       $ 1,723,100
                                    ================= ================ ===============  ================

SECURITIES HELD TO MATURITY
  State and Local agencies               $ 6,790,900             $ --       $ 596,800       $ 6,194,100
  U.S. Government agencies                 2,499,400               --         116,700         2,382,700
                                    ----------------- ---------------- ---------------  ----------------
       Total securities held to
           maturity                      $ 9,290,300             $ --       $ 713,500       $ 8,576,800
                                    ================= ================ ===============  ================


                                    ------------------------DECEMBER 31, 1998---------------------------
SECURITIES AVAILABLE FOR SALE
  Federal Home Loan Bank                   $ 540,600             $ --            $ --         $ 540,600
  Pacific Coast Banker's
     Bank Stock                              149,900               --              --           149,900
                                    ----------------- ---------------- ---------------  ----------------
       Total securities available
           for sale                        $ 690,500             $ --            $ --         $ 690,500
                                    ================= ================ ===============  ================

SECURITIES HELD TO MATURITY
  State and Local agencies               $ 4,764,800         $ 23,200            $ --       $ 4,788,000
  U.S. Government agencies                 1,500,200           17,100              --         1,517,300
                                    ----------------- ---------------- ---------------  ----------------
       Total securities held to
           maturity                      $ 6,265,000         $ 40,300            $ --       $ 6,305,300
                                    ================= ================ ===============  ================

                NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 4. INVESTMENT SECURITIES (CONTINUED)

     The Bank's investment in Federal Home Loan Bank stock is required as part of a borrowing agreement. The stock will be redeemed at par value.

     The amortized cost and fair value of debt securities by contractual maturity at December 31, 1999 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              AVAILABLE FOR SALE                    HELD TO MATURITY
                                       ----------------------------------  -----------------------------------
                                          AMORTIZED            FAIR           AMORTIZED            FAIR
                                            COST              VALUE             COST               VALUE
                                       ----------------   ---------------  ----------------   ----------------
Due in one year or less                           $ --              $ --              $ --               $ --
Due between one and five years                      --                --                --                 --
Due between five and ten years                      --                --         1,500,400          1,451,300
Due after ten years                          1,000,000           967,600         7,789,900          7,125,500
                                       ----------------   ---------------  ----------------   ----------------
                                            $1,000,000         $ 967,600        $9,290,300         $8,576,800
                                       ================   ===============  ================   ================

     Proceeds from maturity of investment securities during 1999 and 1998, respectively, were $1,208,400 and $3,995,000. Realized gains during 1999 were $600, and no gain or loss was realized from the sale of investments in 1998 and 1997.

                NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 5. SALES AND SERVICING OF SBA LOANS

     A summary of the activity of SBA loans follows:

                                                                    YEARS ENDED DECEMBER 31,
                                                             1999              1998              1997
SBA loans authorized                                       $ 7,083,000       $ 2,458,000       $ 3,551,800
                                                      ================= ================= =================
SBA loans sold                                             $ 5,357,900       $ 2,811,900       $ 2,524,100
                                                      ================= ================= =================

     A summary of income from SBA loans sold is as follows:

                                                                    YEARS ENDED DECEMBER 31,
                                                              1999           1998           1997
Income from premiums                                       $ 267,500      $ 192,100      $ 171,800
Income from servicing                                        158,000        191,900        178,700
Less loan origination expense                                 (1,000)        (1,600)       (24,000)
                                                         ------------   ------------   ------------
                                                           $ 424,500      $ 382,400      $ 326,500
                                                         ============   ============   ============

                NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 6. LOANS AND ALLOWANCE FOR LOAN LOSSES

     A summary of the balances of loans follows:

                                                                                  DECEMBER 31,
                                                                            1999                 1998
Commercial and industrial                                                 $ 10,718,500         $ 11,131,900
Construction                                                                 3,459,000              355,600
Real estate, mortgage                                                       23,787,600           15,294,100
Installment                                                                    491,500              389,900
Government guaranteed loans purchased                                          144,900              158,800
                                                                     ------------------   ------------------
                                                                            38,601,500           27,330,300
Less allowance for loan losses                                                (400,000)            (336,200)
Less deferred origination fees, net                                            (49,400)             (31,900)
                                                                     ------------------   ------------------
          Loans, net                                                      $ 38,152,100         $ 26,962,200
                                                                     ==================   ==================

     The maturities of total loans follows:

                                                                                  DECEMBER 31,
                                                                           1999                 1998
Loans with a fixed rate:
  Due within one year                                                      $ 2,467,800          $ 1,919,000
  Due one to five years                                                     15,286,700            8,307,200
  Due over five years                                                        2,814,900            2,516,500
                                                                     ------------------   ------------------
                                                                            20,569,400           12,742,700
Loans with a variable rate                                                  18,032,100           14,587,600
                                                                     ------------------   ------------------
         Total loans                                                      $ 38,601,500         $ 27,330,300
                                                                     ==================   ==================

                NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 6. LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

     An analysis of the allowance for loan losses follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                              1999              1998              1997
Beginning balance                                              $336,200          $269,100          $253,500
Recoveries                                                       18,100            12,600             1,800
Loans charged off                                              (128,500)          (75,500)         (106,200)
Provision for loan losses                                       174,200           130,000           120,000
                                                         ---------------  ----------------  ----------------
  Ending balance                                               $400,000          $336,200          $269,100
                                                         ===============  ================  ================

     As of December 31, 1999 and 1998, the recorded investment in impaired loans totaled $610,800 and $180,100 with corresponding valuation allowances of $39,700 and $17,800, respectively. No additional amounts are committed to be advanced in connection with impaired loans.

     For the years ended December 31, 1999 and 1998, the average recorded investment in impaired loans amounted to approximately $176,400 and $262,200, respectively. Non-accrual loans totaled $124,700 and $57,100 at December 31, 1999 and 1998, respectively. If interest on non-accrual loans had been accrued, such income would have approximated $3,900 and $8,000 for 1999 and 1998, respectively.

NOTE 7. BANKING PREMISES AND EQUIPMENT

     A summary of the cost and accumulated depreciation of banking premises and equipment and their estimated useful lives follows:

                                                                 DECEMBER 31,                ESTIMATED
                                                            1999              1998          USEFUL LIVES
Building and land                                            $ 915,400         $ 915,400      40 years
Building improvements                                          400,200           338,600      40 years
Leasehold improvements                                         469,800           469,800     Lease term
Furniture and equipment                                      1,351,300         1,391,800     3-8 years
                                                      ----------------- -----------------
                                                             3,136,700         3,115,600
Accumulated depreciation                                    (1,287,600)       (1,247,000)
                                                      ----------------- -----------------

                                                           $ 1,849,100       $ 1,868,600
                                                      ================= =================

     Depreciation expense of $144,000, $139,100, and $135,200 was included in occupancy and equipment expense for the years ended 1999, 1998, and 1997, respectively.

                NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE 8. SHORT-TERM BORROWING

     The Corporation entered into a revolving line of credit borrowing agreement with Pacific Coast Bankers' Bank, which expires May 1, 2000. The line of credit has a $1,000,000 limit with an option to term out $500,000, fully amortized, for five years. The agreement requires monthly interest payments, and the credit line is secured by 518,884 shares of Monterey County Bank stock. The rate of interest is the prime rate as published in the Wall Street Journal (the "Index") plus .750 percentage points over the Index. At December 31, 1999, the interest rate was 9.25%, and the outstanding principal balance was $750,000.

NOTE 9. FEDERAL HOME LOAN BANK BORROWINGS

     The Bank entered into an advance and security agreement with the Federal Home Loan Bank of San Francisco on January 21, 1993. At December 31, 1999, the Bank has four $1,000,000 advances which bear interest at 6.53%, 4.83%, 6.81%, and 6.36%, respectively. The advances are secured by pledged loan principal in the amount of $4,491,300 and investment securities totaling $1,500,000. The advances mature in June 2000, October 2003, June 2004 and January 2028, respectively.

                NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 10.INCOME TAXES

     Allocation of federal and state income taxes between current and deferred portions is as follows:




                                                                   YEARS ENDED DECEMBER 31,

                                                              1999             1998           1997
        Current tax provision:
          Federal                                          $ 58,600        $ 49,600         $171,300
          State                                              57,700          43,900           57,400
                                                   ---------------- ---------------  ---------------
                                                            116,300          93,500          228,700
                                                    --------------- ---------------  ---------------

        Deferred tax provision (benefit):
          Federal                                            22,800         (16,800)         (31,400)
          State                                               7,900          (2,800)         (21,700)
                                                   ---------------- ---------------  ---------------
                                                             30,700         (19,600)         (53,100)
                                                   ---------------- ---------------  ---------------
                                                           $147,000        $ 73,900         $175,600
                                                   ================ ===============  ===============


     The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:


                                                              1999             1998           1997
        Statutory federal tax rate                             34.0%            34.0%           34.0%
        State taxes, net of federal tax benefit                 7.2              7.2             7.2
        Municipal bond income                                 (16.7)           (25.6)             --
        Other, net                                               --               --             2.5
                                                   ----------------  --------------- ---------------
          Effective tax rates                                  24.5%            15.6%           43.7%
                                                   ================  =============== ===============

     In addition, the Corporation has applied all unused general business tax credit carryforwards for financial reporting and income tax purposes.

                NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 10. INCOME TAXES (Continued)

     The components of the net deferred tax asset, included in other assets, are as follows:



                                                                                  DECEMBER 31,
                                                                           1999                 1998
     Deferred tax asset
       Federal                                                                $ 189,100            $ 173,800
       State                                                                     59,800               58,200
                                                                    -------------------  -------------------
     Net deferred tax asset                                                   $ 248,900            $ 232,000
                                                                    ===================  ===================

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:


                                                                                  DECEMBER 31,
                                                                           1999                 1998
     Deferred tax assets (liabilities)
       Accrual to cash adjustments                                             $ 95,100            $ 142,600
       Investments:
         Net unrealized (gain) loss on securities
         available for sale                                                      14,500              (17,000)
     State franchise tax                                                         34,100               29,600
     Allowance for loan losses                                                  119,100               94,200
     Depreciation                                                               (13,900)             (17,400)
                                                                    -------------------  -------------------
     Net deferred tax asset                                                   $ 248,900            $ 232,000
                                                                    ===================  ===================


     As of December 31, 1999 and 1998, management expects all temporary differences to be offset against future taxable income, and no valuation reserve was deemed necessary.

                NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 11. COMMITMENTS AND CONTINGENCIES

     In the normal course of business, there are outstanding commitments and contingencies which are not reflected in the consolidated financial statements.

     OPERATING LEASE COMMITMENTS

     The Bank leases its branch buildings in Carmel and Pacific Grove. The Carmel building has a twenty-five year lease which commenced in March 1981 and may be adjusted annually for changes in the Consumer Price Index. The Pacific Grove building has a five year lease with five, five-year options and commenced in April 1997. The Bank also leases certain equipment used in the normal course of business.

     Rent expense for operating leases is included in occupancy and equipment expense and amounted to approximately $72,400, $83,800, and $75,000 in 1999, 1998, and 1997, respectively.

     At December 31, 1999, approximate future minimum rental commitments for all noncancelable operating leases are as follows:


                                    2000                   $106,100
                                    2001                    111,400
                                    2002                     96,800
                                    2003                     89,500
                                    2004                     89,500
                                 Thereafter                 100,500
                                                      ----------------
                                                           $593,800
                                                      ================

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

     At December 31, 1999 and 1998, such commitments to extend credit were approximately $7,711,000 and $5,007,200, respectively, of undisbursed lines of credit and undisbursed loans in process.

                NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 12. SHAREHOLDERS' EQUITY

     MINIMUM REGULATORY REQUIREMENTS

     The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999 and 1998, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

     As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Corporation's and the Bank's actual capital amounts and ratios as of December 31, 1999 and 1998 are also presented in the tables.

                NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 12. SHAREHOLDERS' EQUITY (Continued)


                                           DECEMBER 31, 1999


                                                                                          MINIMUM TO BE WELL
                                                                    MININIMUM             CAPITALIZED UNDER
                                                                     CAPTIAL              PROMPT CORRECTIVE
                                                 ACTUAL             REQUIREMENT           ACTION PROVISISONS
                                           -----------------      ----------------       -------------------
                                           AMOUNT      RATIO      AMOUNT     RATIO       AMOUNT        RATIO
                                           -----------------      ----------------       -------------------
                                                             (All dollars in thousands)

Total Capital to Risk Weighted Assets:
  Consolidated                               $ 4,393      9.5%     $ 3,701      8.0%           N/A          N/A
  Monterey County Bank                         4,892     10.6%       3,686      8.0%       $ 4,608         10.0%

Tier 1 Capital to Risk Weighted Assets:

  Consolidated                                 3,993      8.6%       1,851      4.0%           N/A          N/A
  Monterey County Bank                         4,492      9.7%       1,843      4.0%         2,765          6.0%

Tier 1 Capital to Average Assets:

  Consolidated                                 3,993      7.3%       2,185      4.0%           N/A          N/A
  Monterey County Bank                         4,492      7.9%       2,182      4.0%         2,727          5.0%




                                           DECEMBER 31, 1998


                                                                                          MINIMUM TO BE WELL
                                                                    MININIMUM             CAPITALIZED UNDER
                                                                     CAPTIAL              PROMPT CORRECTIVE
                                                 ACTUAL             REQUIREMENT           ACTION PROVISISONS
                                           -----------------      ----------------       -------------------
                                           AMOUNT      RATIO      AMOUNT     RATIO       AMOUNT        RATIO
                                           -----------------      ----------------       -------------------
                                                             (All dollars in thousands)

Total Capital to Risk Weighted Assets:
  Consolidated                               $ 3,747     10.9%      $ 2,740      8.0%         N/A        N/A
  Monterey County Bank                         3,687     10.8%        2,739      8.0%     $ 3,424       10.0%

Tier 1 Capital to Risk Weighted Assets:

  Consolidated                                 3,411     10.0%        1,370      4.0%         N/A        N/A
  Monterey County Bank                         3,351      9.8%        1,370      4.0%       2,055        6.0%

Tier 1 Capital to Average Assets:

  Consolidated                                 3,411      7.6%        1,912      4.0%         N/A        N/A
  Monterey County Bank                         3,351      7.5%        1,911      4.0%       2,389        5.0%


                NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 13. STOCK OPTIONS AND STOCK DIVIDENDS

     On June 12, 1998, the 1998 Stock Option Plan was approved by the shareholders. Under the Plan, options may be granted to officers, key employees, and directors of the Corporation and its subsidiaries, so long as a majority of the equity interests of such subsidiaries are owned by the Corporation. Incentive Stock Options may be granted at prices not lower than 100% of the fair market value of the common stock on the date of grant. However, an incentive stock option granted to an individual owning 10% or more of the Corporation's stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years. Non-qualified stock options may be granted at prices not lower than 85% of the fair market value of the common stock on the date of grant. The Board of Directors is authorized to determine when options become exercisable within a period not extending 10 years from the date of grant. The maximum number of shares available for issuance under the Plan is 250,000 shares subject to adjustment for stock dividends and stock buy-backs. During 1999, no incentive stock options were granted to employees.

     The Corporation applies APB Opinion 25 and related Interpretations in accounting for the plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Corporation's stock-based compensation plan been determined based on the fair value at the grant date for awards under the plan consistent with the method prescribed by SFAS No. 123, the Corporation's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                                                    DECEMBER 31,
                                                                    1999                 1998                 1997
     Net income:
          As reported                                            $ 453,800            $ 464,200            $ 225,900
          Pro forma                                                453,800              450,700              208,000

     Earnings per share:
          As reported                                               $ 0.43               $ 0.49               $ 0.24
          Pro forma                                                   0.43                 0.48                 0.22

     Earnings per share, assuming dilution for stock options:
          As reported                                               $ 0.37               $ 0.42               $ 0.20
          Pro forma                                                   0.37                 0.41                 0.19

                NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 13. STOCK OPTIONS AND STOCK DIVIDENDS (CONTINUED)

     The fair value of these options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998: risk-free interest rates of 6.21 percent; dividend yield of 4.0 to 4.4 percent; expected option life of 6 years; and volatility of 30 percent.

     At December 31, 1999, options for the purchase of 159,115 shares of the Holding Corporation's common stock were outstanding and exercisable at prices ranging from $2.07 to $2.48. The status of all optioned shares is as follows:

                                                                                               Contractual Life
                                                                                                   Remaining
                                                          Shares          Price Range          Weighted Average
Outstanding at December 31, 1997                            157,500      $2.20 - $2.75             3.2 Years
  Granted                                                    85,800      $2.73 - $3.00
  Increase due to stock dividend                             14,050      $2.73 - $3.00
  Cancelled                                                 (17,000)     $2.50 - $2.75
                                                        --------------

Outstanding at December 31, 1998                            240,350      $2.00 - $3.00             3.6 Years
  Increase due to stock dividend                             16,665      $2.07 - $2.48
  Exercised                                                 (84,150)     $2.00 - $2.07
  Cancelled                                                 (13,750)     $2.50 - $2.73
                                                        --------------

Outstanding at December 31, 1999                            159,115      $2.07 - $2.48             4.3 Years
                                                        ==============

                NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 14. RELATED PARTY TRANSACTIONS

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

     Aggregate loan transactions with related parties are approximately as follows:

     Balance as of December 31, 1997                  $ 254,000
       New loans                                         41,600
       Repayments                                      (128,800)
                                                     -----------

     Balance as of December 31, 1998                  $ 166,800
       New loans                                        895,200
       Repayments                                      (164,500)
                                                     -----------

     Balance as of December 31, 1999                  $ 897,500
                                                     ===========

     Related party deposits totaled approximately $196,000 and $142,000 at December 31, 1999 and 1998, respectively.

NOTE 15. EMPLOYEE BENEFIT PLANS

     During 1995, the Corporation established an employee stock ownership plan
     (ESOP) to invest in the Corporation's common stock for the benefit of eligible employees. The Corporation's contribution to the plan is determined by the Board of Directors. Shares in the plan generally vest after seven years. The Corporation did not make a contribution to the ESOP trust in 1999, 1998, or 1997.

     The Bank has a salary reduction plan under Section 401(K) of the Internal Revenue Code. The plan covers substantially all full-time employees who have completed one year of service with the Bank. Employees are allowed to defer up to 15% of their compensation subject to certain limits based on federal tax laws. Under the provisions of the plan, the Bank's contribution policy is discretionary. No contributions were made by the Bank in 1999, 1998 or 1997.

                NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 16. REGULATORY MATTERS

     The Corporation is subject to regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Corporation Act. The Bank is subject to regulation, supervision, and regular examination by the California State Banking Department and the FDIC. The regulations of these agencies affect most aspects of the Corporation's business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Corporation's activities and various other requirements. The Corporation is also subject to certain regulations of the Federal Reserve Bank dealing primarily with check clearing activities, establishment of banking reserves, Truth-in-Lending (Regulation Z), and Equal Credit Opportunity (Regulation B).

NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

          INVESTMENT SECURITIES: Fair values for investment securities, excluding Federal Home Loan Bank stock, are based on quoted market prices. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

                NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

          LOANS: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value of performing fixed rate loans is estimated by discounting future cash flows using the Corporation's current offering rate for loans with similar characteristics. The fair value of performing adjustable rate loans is considered to be the same as book value. The fair value of nonperforming loans is estimated at the fair value of the related collateral or when, in management's opinion, foreclosure upon the collateral is unlikely, by discounting future cash flows using rates which take into account management's estimate of credit risk.

          COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT: The Corporation does not generally enter into long-term fixed rate commitments or letters of credit. These commitments are generally priced at current prevailing rates. These rates are generally variable and, therefore, there is no interest rate exposure. Accordingly, the fair market value of these instruments is equal to the carrying value amount of their net deferred fees. The net deferred fees associated with these instruments are not material. The Corporation has no unusual credit risk associated with these instruments.

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

                NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 17. FAIR VALUE OF FINANCIAL STATEMENTS (CONTINUED)

     The estimated fair values, and related carrying amounts, of the Corporation's financial instruments as of December 31, 1999 and 1998 are as follows:

[OBJECT OMITTED]

NOTE 18. EXTRAORDINARY ITEM - LITIGATION SETTLEMENT

     In May 1998 Monterey County Bank entered into a settlement agreement with Monterey Bay Bank, whereby Monterey County Bank agreed to terminate its trade name infringement litigation against Monterey Bay Bank. Under the terms of the settlement Monterey County Bank received a lump sum payment in the amount of $117,100.

                NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 19. NORTHERN CALIFORNIA BANCORP, INC. (PARENT CORPORATION ONLY)

     The following are the financial statements of Northern California Bancorp, Inc. (Parent Corporation only) as of December 31, 1999 and 1998:

              BALANCE SHEETS

                                                                            1999            1998
ASSETS
  Cash and due from banks                                              $    49,800     $    47,100
  Organization costs                                                         1,600           3,100
  Investment securities - trading account                                  135,000              --
  Investment in Community Bankers'

     Insurance Agency, LLC                                                  40,000              --
  Deferred tax asset                                                        13,200              --
  Investment in common stock of
    Monterey County Bank                                                 4,505,700       3,391,100
                                                                      -------------   -------------

       Total assets                                                    $ 4,745,300     $ 3,441,300
                                                                      =============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY

  Accounts payable and accrued expenses                                $       200     $       800
  Dividend payable                                                           2,100           5,900
  Note payable                                                             750,000              --
                                                                      -------------   -------------
       Total liabilities                                                   752,300           6,700
  Shareholders' equity                                                   3,993,000       3,434,600
                                                                      -------------   -------------

                                                                       $ 4,745,300     $ 3,441,300
                                                                      =============   =============

                NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 19. NORTHERN CALIFORNIA BANCORP, INC. (PARENT CORPORATION ONLY)

               STATEMENTS OF INCOME

                                                                1999            1998              1997
Equity in income of subsidiary                                 $ 483,100       $ 485,300         $ 237,600
Gain on sale of securities                                         9,500              --                --
Miscellaneous income                                                 500              --                --
Operating expenses                                                55,200          29,700            16,100
Applicable taxes (benefit)                                       (15,900)         (8,600)           (4,400)
                                                          ---------------  --------------   ---------------

          Net income                                           $ 453,800       $ 464,200         $ 225,900
                                                          ===============  ==============   ===============

             STATEMENTS OF CASH FLOWS

                                                                1999            1998              1997
Cash flows from operating activities:

  Net income                                                   $ 453,800       $ 464,200         $ 225,900
  Adjustments to reconcile net income to
    net cash used by operating activities:
  Equity in undistributed income of

    Monterey County Bank                                        (483,100)       (485,300)         (237,600)
  Decrease in other assets                                         1,500           1,500             5,900
  Decrease in accrued expenses                                      (600)           (700)              700
  Decrease in other liabilities                                   (3,800)         (6,700)           (3,900)
                                                          ---------------  --------------   ---------------

          Net cash used by operating activities                  (32,200)        (27,000)           (9,000)
                                                          ---------------  --------------   ---------------

Cash flows from financing activities:

  Cash dividends received from subsidiary                         50,000          50,000           170,000
  Increase in borrowed funds                                     750,000              --                --
  Cash dividends paid on common stock                               (700)           (700)         (103,000)
  Increase in investments                                       (899,700)             --                --
  Exercise of stock options                                      169,500              --                --
  Stock repurchase                                               (34,200)        (10,400)          (62,800)
                                                          ---------------  --------------   ---------------

          Net cash provided by financing activities               34,900          38,900             4,200
                                                          ---------------  --------------   ---------------

Net change in cash and cash equivalents                            2,700          11,900            (4,800)

Cash and cash equivalents, beginning of year                      47,100          35,200            40,000
                                                          ---------------  --------------   ---------------

Cash and cash equivalents, end of year                          $ 49,800        $ 47,100          $ 35,200
                                                          ===============  ==============   ===============

     The ability of the Corporation to pay dividends will largely depend upon the dividends paid to it by the Bank. There are legal limitations on the ability of the Bank to provide funds to the Corporation in the form of loans, advances, or dividends.