Form 10QSB
period 2000-03-31
NORTHERN CALIFORNIA BANCORP INC
filed 2000-05-10
CIK 1006820

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


  /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

       Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the period from__________to____________


                         Commission File Number 0-27666

                        NORTHERN CALIFORNIA BANCORP, INC.
                       -----------------------------------
                 (Name of Small Business Issuer in its Charter)

                     Incorporated in the State of California

                  IRS Employer Identification Number 77-0421107

                 Address: 601 Munras Avenue, Monterey, CA 93940
                            Telephone: (831) 649-4600



         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.    Yes    X       No
                 -----        -------

         As of April 28, 2000, the Corporation had 1,112,641 shares of common stock outstanding.

                        NORTHERN CALIFORNIA BANCORP, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                                MARCH 31                   DECEMBER 31
                                                                                  2000                         1999
                                                                          ----------------------      -----------------------
ASSETS:
Cash and Cash Equivalents                                                             6,459,600                   10,745,200
Due From Bank - Time Deposits                                                           100,000                      200,000
Trading Assets                                                                          177,900                      135,000
Investment Securities, available for sale (Note 1)                                    2,578,600                    1,723,100
Investment Securities, held to maturity (Note 1)                                     10,090,000                    9,290,300
Other Investments                                                                        40,000                       40,000
Loans Held for Sale                                                                     976,800                      665,300
Gross Loans (Note 2)                                                                 41,327,300                   38,601,500
Allowance for Possible Loan Losses (Note 3)                                            (424,300)                    (400,000)
Deferred Origination Fees                                                               (44,900)                     (49,400)
                                                                          ----------------------      -----------------------
  Net Loans                                                                          40,858,100                   38,152,100
Bank Premises and Equipment, Net                                                      1,828,500                    1,849,100
Interest Receivable and Other Assets                                                  2,510,200                    2,414,300
                                                                          ----------------------      -----------------------
    Total Assets                                                                     65,619,700                   65,214,400
                                                                          ======================      =======================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Total Deposits (Note 4)                                                              55,984,400                   55,562,600
Short-term Borrowing                                                                    800,000                      750,000
Federal Home Loan Bank Borrowed Funds                                                 4,000,000                    4,000,000
Interest Payable and Other Liabilities                                                  770,900                      908,800
                                                                          ----------------------      -----------------------
    Total Liabilities                                                                61,555,300                   61,221,400
                                                                          ----------------------      -----------------------

Shareholders' Equity:

  Common Stock - No Par Value
    Authorized: 2,500,000 in 2000 and 1999
    Outstanding:1,112,641 in 2000 and 1,038,142 in 1999                               3,395,400                    3,395,400
  Retained Earnings                                                                     719,400                      659,600
  Accumulated Other Comprehensive Income (Loss)                                         (50,400)                     (62,000)
                                                                          ----------------------      -----------------------
    Total Shareholders' Equity                                                        4,064,400                    3,993,000
                                                                          ----------------------      -----------------------
    Total Liabilities & Shareholders' Equity                                         65,619,700                   65,214,400
                                                                          ======================      =======================

                        NORTHERN CALIFORNIA BANCORP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                MARCH 31
                                                                        2000                   1999
                                                                     ------------           ------------
INTEREST INCOME:
  Interest and Fees on Loans                                           1,020,800                755,600
  Interest on Time Deposits with
    Financial Institutions                                                 3,000                  1,300
  Interest on Investment Securities                                      175,500                 99,300
  Interest on Federal Funds                                               41,700                107,200
                                                                     ------------           ------------
    Total Interest Income                                              1,241,000                963,400
                                                                     ------------           ------------

INTEREST EXPENSE:
  Interest on Interest-Bearing
    Transaction Accounts                                                  27,000                 28,200
  Interest on Savings Accounts                                            13,400                 18,900
  Interest on Time Deposits                                              428,600                291,500
  Interest on Other Borrowed Funds                                        80,500                 60,500
                                                                     ------------           ------------
    Total Interest Expense                                               549,500                399,100
                                                                     ------------           ------------
    Net Interest Income                                                  691,500                564,300
PROVISION FOR LOAN LOSSES                                                 25,000                 10,000
                                                                     ------------           ------------
    Net Interest Income After
      Provision for Possible Loan Losses                                 666,500                554,300
                                                                     ------------           ------------

NONINTEREST INCOME:
  Service Charges on Deposit Accounts                                    107,500                 93,100
  SBA Loan Sales & Servicing Income                                       69,300                 64,000
  Other Operating Income                                                 443,200                331,600
                                                                     ------------           ------------
    Total Noninterest Income                                             620,000                488,700
                                                                     ------------           ------------

NONINTEREST EXPENSE:
  Salaries and Employee Benefits                                         466,900                403,400
  Occupancy and Equipment Expense                                         73,300                 69,000
  Professional Fees                                                       19,400                 18,500
  Data Processing                                                         62,100                 50,100
  FDIC & State Assessments                                                 4,900                  2,900
  Other Operating Expenses                                               502,400                400,500
   Income Tax Expense                                                     35,900                 22,100
                                                                     ------------           ------------
    Total Non-interest Expense                                         1,164,900                966,500
                                                                     ------------           ------------
    NET INCOME (LOSS)                                                    121,600                 76,500
                                                                     ============           ============

Earnings per common share
   Primary                                                                 0.109                  0.081
   Diluted                                                                 0.095                  0.065


                        NORTHERN CALIFORNIA BANCORP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                       2000                    1999
                                                                  ----------------        ----------------
NET INCOME                                                                121,600                  76,500
Adjustments to net income:
  Depreciation and amortization expense                                    31,000                  36,900
  Amortization/Accretion on investments                                      (400)                  1,900
  Provision for possible loan losses                                       25,000                  10,000
  Increase in deferred servicing premium                                   (5,900)                  2,800
  Amortization of deferred servicing premium                               12,600                     100
  Amortization of deferred income                                            (500)                 (1,200)
  Increase (decrease) in accrued expenses                                 (72,600)               (219,900)
  (Increase) decrease in other assets                                   1,221,800                (326,500)
  Increase (decrease) in interest payable                                 (64,900)               (120,300)
  (Increase) decrease in interest receivable                               64,000                  33,400
                                                                  ----------------        ----------------
  Total adjustments to net income                                       1,210,100                (582,800)
                                                                  ================        ================

Net cash provided (used) by operations                                  1,331,700                (506,300)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of due from time                                                     0                 100,000
  Proceeds from maturity of due from time                                 100,000                       0
  Proceeds from maturity of investments                                   100,000                       0
  Principal payments on investments                                       151,700                       0
  Purchase of securities                                               (1,849,400)             (1,007,300)
  Net (increase) decrease in loans                                     (3,155,300)               (658,100)
  (Increase) decrease in loans held for sale                             (311,500)                137,000
  Capital expenditures                                                    (10,400)                (16,200)
  Stock Repurchase                                                              0                  (4,400)
                                                                  ----------------        ----------------

Net cash provided (used) in investing activities                       (5,074,900)             (1,549,000)
                                                                  ================        ================

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposit accounts                             421,900               2,849,400
  Net increase (decrease) in borrowed funds                                50,000                       0
                                                                  ----------------        ----------------

Net cash provided (used) by financing activities                          471,900               2,849,400
                                                                  ================        ================

Net increase (decrease) in cash & cash equivalents                     (3,221,500)                794,100
Cash & cash equivalents - beginning of year                            10,745,200              12,529,900
                                                                  ================        ================

Cash & cash equivalents - end of period                                 7,523,700              13,324,000


                     See Note 5 for supplemental disclosures

NOTES TO FINANCIAL STATEMENTS


                                                                         MARCH 31             DECEMBER 31
                                                                           2000                  1999
                                                                     -----------------     ------------------

(NOTE 1) INVESTMENT SECURITIES:
Available for sale:
  U.S. Government Agencies                                                  1,974,800                967,600
  Other Securities                                                            643,800                755,500
                                                                     =================     ==================
                                                                            2,618,600              1,723,100

Held to maturity:
  US Government Securities                                                  2,499,400              2,499,400
  State and Local Agency Securities                                         7,590,600              6,790,900
                                                                     -----------------     ------------------
                                                                           10,090,000              9,290,300
                                                                     =================     ==================

(NOTE 2) GROSS LOANS:

  Commercial and Industrial                                                11,046,200             10,718,500
  Construction                                                              3,452,100              3,459,000
  Real Estate - Mortgage                                                   26,306,900             23,787,600
  Installment                                                                 378,900                491,500
  Government Guaranteed Loans Purchased                                       143,200                144,900
                                                                     -----------------     ------------------
  Gross Loans                                                              41,327,300             38,601,500

(NOTE 3) ALLOWANCE FOR POSSIBLE LOAN LOSSES:

  Balance at Beginning of Period                                              400,000                336,200
  Recoveries                                                                    2,100                 18,100
  Provision for Possible Loan Losses                                           25,000                174,200
  Loans Charged Off                                                            (2,800)              (128,500)
                                                                     -----------------     ------------------
  Balance at End of Period                                                    424,300                400,000

(NOTE 4) DEPOSITS:

  Demand                                                                   13,426,800             11,792,700
  Interest-Bearing Transaction                                             10,481,500              9,519,200
  Savings                                                                   2,202,800              2,470,900
  Time Under $100,000                                                      18,848,400             19,143,100
  Time Equal to or Greater than $100,000                                   11,024,900             12,636,700
                                                                     -----------------     ------------------
                                                                           55,984,400             55,562,600

(NOTE 5) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Payments during the period ending:                                     3/31/00                3/31/99
                                                                     -----------------     ------------------
    Interest                                                                  549,500                399,100

                                       5

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

         For the three months ended March 31, 2000 net income was $121,600, compared to $76,500 for the same period in 1999. For the three months ended March 31, 2000 interest income after provision for loan losses increased $112,200, non-interest income increased $131,300, while non-interest expense increased $198,400.

         The following table sets forth certain selected financial ratios of the Corporation at and for the three months ended, March 31, 2000 and 1999.


                                           THE THREE MONTHS                   THE THREE MONTHS
                                         ENDED MARCH 31, 2000               ENDED MARCH 31, 1999
                                       ------------------------             ---------------------
                                             (Dollars in thousands except per share data)
Summary of Operating
Results:
Total interest income                                   1,241                                963
Total interest expense                                    550                                399
                                               ----------------                   ----------------
Net interest income                                       692                                564

Provision for possible
   loan losses                                             25                                 10
                                               ---------------                    ----------------
Net interest income after
   provision for loan loss                                667                                554

Total other income                                        620                                489
Total other expense                                     1,129                                944
                                               ---------------                    ---------------

Income (loss) before taxes                                158                                 98
Provision for income tax                                   36                                 22
                                               ---------------                    ---------------

Net income (loss)                                         122                                 76


Per Common Share
Data:

Net income - Primary (1)                                0.109                              0.073
Net income - Diluted (2)                                0.095                              0.060
Book value, end of period (3)                            3.65                               3.73
Avg shares outstanding (4)                          1,112,641                          1,039,138

Balance Sheet
Data:

Total loans, net of
   unearned income (5)                                 42,259                             28,721
Total assets                                           65,620                             53,677
Total deposits                                         55,987                             47,701
Stockholders' equity (6)                                4,064                              3,502



                                           THE THREE MONTHS                     THE THREE MONTHS
                                         ENDED MARCH 31, 2000                 ENDED MARCH 31, 1999
                                       ------------------------              ---------------------
Selected Financial Ratios (4):
Return on average assets (5)                               0.76%                             0.47%
Return on average
   stockholders' equity (5)                               12.03%                             7.56%
Net interest spread                                        4.63%                             4.25%

Net interest margin                                        5.30%                             4.95%

Avg shareholders' equity
   to average assets                                       6.28%                             6.28%

Risked-Based capital ratios
    Tier 1                                                 9.46%                             9.29%
    Total                                                 10.33%                            10.11%
Total loans to total deposits
   at end of period                                       75.48%                            60.21%

Allowance to total loans
   at end of period                                        1.00%                             1.03%

Nonperforming loans to total
   loans at end of period                                  0.21%                             0.44%

Net charge-offs to
   average loans                                           0.01%                             0.19%


(1) Primary earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year. The weighted average number of common shares used for this computation was 1,112,641 and 1,039,137 for March 31, 2000 and 1999,
     respectively.

(2) Diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,279,668 and 1,274,696 for March 31, 2000 and 1999, respectively.

(3) Includes loans being held for sale.

(4) Averages are of daily balances.

(5) March 31, 2000 calculated on an annualized basis.

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

         Net interest income for the three months ended March 31, 2000 was $691,500 compared to $564,300 for the same period in 1999. The increase of $127,200 resulted from total interest income increasing $277,600, while total interest expense increased $150,400. Average interest earning assets increased $6,808,000 (14.91%), while the average rate earned decreased 70 basis points. Average interest bearing liabilities increased $8,849,000 (23.27%), while the average rate paid increased 40 basis points, reflecting decreases in certificate of deposit rates.

         The following table shows the components of the Bank's net interest income, setting forth, for each the three months ended March 31, 2000 and 1999,
(i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v)the net interest yield on average interest-earning assets (i. e., net interest income divided by average interest-earning assets). Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on non-taxable securities of $47,300 and $32,300 for the three months ended March 31, 2000 and 1999, respectively. Non-accrual loans and overdrafts are included in average loan balances. Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:


                                                       THREE MONTHS                             TWELVE MONTHS
                                                      ENDED MARCH 31,                           ENDED DECEMBER 31,
                                                2000                      1999                         1999
                                   --------------------------    ----------------------      ------------------------
                                                 INT    AVG               INT    AVG                    INT    AVG
                                       AVG      EARN     %         AVG    EARN    %            AVG     EARN     %
                                       BAL      PAID   RATE        BAL    PAID   RATE          BAL     PAID    RATE
                                   --------------------------    ----------------------      ------------------------
                                                               (Dollars in thousands)
Interest Earning Assets:
Int-bearing deposits
  at other banks                      179         3    6.63         131      2     5.19        183         9    5.08
Invest securities - Taxable         4,760        84    7.04       2,507     40     6.31      3,434       221    6.45
Invest securities - Non-Taxable     7,200       139    7.73       4,764     92     7.74      6,063       463    7.63
Federal funds sold                  2,928        42    5.69       9,248    107     4.64      5,627       278    4.94
                                ----------------------------  -------------------------- ----------------------------

Total investments                  15,067       267    7.10      16,650    241     5.78     15,307       971    6.35

Loans
  Construction                       3399        81    9.50         730     23    12.40      1,977       175    8.86
  Real estate                      25,018       583    9.31      15,345    379     9.88     18,727     1,668    8.91
  Installment                         376        10   10.53         338     10    12.04        407        53   13.05
  Commercial                       11,976       348   11.61      12,582    344    10.93     13,004     1,317   10.12
                                ----------------------------  -------------------------- ----------------------------

Total loans                        40,768     1,021   10.02      28,993    733    10.11     34,115     3,213    9.42

Total Interest
  earning assets                   55,835     1,288    9.23      45,644    974     8.53     49,422     4,184    8.47
                                ============================  ========================== ============================

Interest Bearing Liabilities:

Int-bearing demand                  8,026        19    0.97       7,847     21     1.05      7,785        79    1.01
Money market savings                1,578         7    1.81       1,562      8     1.92      1,634        31    1.88
Savings deposits                    2,718        13    1.97       3,718     19     2.04      3,463        68    1.95
Time deposits > $100M              11,548       162    5.61       8,213    114     5.55      9,404       524    5.57
Time deposits < $100M              19,025       267    5.61      12,686    178     5.60     14,682       815    5.55
Other Borrowing                     4,778        80    6.67       4,000     60     6.05      4,438       273    6.14
                                ----------------------------  -------------------------- ----------------------------

Total interest
  bearing liabilities              47,674       548    4.60      38,026    399     4.20     41,404     1,788    4.32
                                ============================  ========================== ============================

Net interest income                             740                        575                         2,396

Net interest spread                                    4.63                        4.33                         4.15

Net yield on interest
  earning assets                                       5.30                        5.03                         4.85

                                           THREE MONTHS                         TWELVE MONTHS
                                          ENDED MARCH 31,                     ENDED DECEMBER 31,
                                           2000 VS 1999                         1999 VS 1998
                                         ----------------                     ----------------
                                         INCREASE (DECREASE)                   INCREASE (DECREASE)
                                           DUE TO CHANGES                         DUE TO CHANGES
                                         ----------------                     ----------------
                                          AVG       AVG                          AVG      AVG
                                        VOLUME      RATE    TOTAL             VOLUME      RATE    TOTAL
                                      ------------------------------         -----------------------------
                                                        (Dollars in thousands)
Interest Earning Assets:
Int-bearing deposits
  at other banks                             2         0        2                   5       (2)        3
Invest securities                           36         9       44                 (14)     (14)      (28)
Federal funds sold                         (73)        8      (66)                 (8)     (31)      (39)
                                        --------------------------         ------------------------------

Total investments                          (23)       50       27                  85      (45)       40

Loans
  Real estate                              239       (35)     203                 423     (271)      152
  Installment                                1        (1)      (0)                (12)       4        (8)
  Commercial                               (17)       20        4                  83     (145)      (62)
                                        --------------------------         ------------------------------
  Total loans                              298       (10)     288                 722     (465)      257

Total Interest Earning Assets              217        97      315                 748     (451)      297
                                        ==========================         ==============================

Interest Bearing Deposits:

Int-bearing demand                           0        (2)      (1)                 19      (12)        6
Money market savings                         0        (0)      (0)                  0       (7)       (7)
Savings deposits                            (5)       (0)      (6)                 14       (9)        4
Time deposits > $100M                       46         2       48                  80      (28)       52
Time deposits < $100M                       89         0       89                 156      (53)      102
Other Borrowing                             12         7       19                  26        1        27
                                        --------------------------         ------------------------------

Total interest bearing liabilities         101        48      149                 306     (121)      185
                                        ==========================         ==============================

Net change in net interest                 116        49      165                 442     (330)      112


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

         Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At March 31, 2000 and 1999 the Bank's allowance stood at 1.00 percent and 1.03 percent of gross loans, respectively. A provision of $25,000 was made to the allowance during the three months ended March 31, 2000, compared with a provision of $10,000 due the same period in 1999. Loans charged off during the three months ended March 31, 2000, totaled $2,800, compared to $56,300 in the same period of 1999. Recoveries for the same periods were $2,100 and $6,500, respectively.

         The Bank's non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans were .21 percent at March 31, 2000 compared with .44 percent for the same period in 1999.

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


NON-INTEREST INCOME

         Total non-interest income for the three months ended March 31, 2000 was $620,000, compared with $488,700 for the same period in 1999. The increase of $131,300 was the result of service charges on deposit accounts increasing $14,400, income from SBA loan sales and servicing increased $5,300 and income from other service charges, commissions and fees increased $111,600. Increased merchant services fees accounted for $84,400 of the increase in other service charges, commissions and fees.

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

NON-INTEREST EXPENSE

         Salary and benefits expense for the three months ended March 31, 2000 increased $63,500 compared with the same period in 1999. The increase was due to the addition of one staff position, employee merit pay increases and bonus accruals.

         Total occupancy and equipment expense for the three months ended March 31, 2000 was $73,300 compared to $69,000 for the same period in 1999.

         For the three months ended March 31, 2000 professional fees were the same as the amount reported for the same period in 1999.

         Data processing expense for the three months ended March 31, 2000 was $62,100 compared to $50,100 for the same period in 1999. The increase was due to increased numbers of accounts and transaction volumes, and cost of living adjustments.

         Other expenses for the three months ended March 31, 2000 totaled $543,200 compared with $425,400 for the same period in 1999. Significant changes occurred in the following categories with increases in advertising ($11,700), auto expense ($2,800), bank fees ($4,000), business development ($4,100), donations ($5,800), FDIC & State assessments ($2,000), meals/entertainment ($2,900), merchant expense ($83,200), stationary/supply expense ($4,800), poppy account expense ($3,100), telephone expense ($2,100), taxes ($13,800) and decreases in insurance expense ($2,800) and operational losses ($12,000).


LOANS

         Loans represented 71.29% of average earning assets, and 58.15% of average total assets for the three months ended March 31, 2000, compared with 63.55% and 58.15%, respectively during 1999. For the three months ended March 31, 2000, average loans increased 28.91% from $29,023,000 for the same period in 1999 to $37,414,000. Average construction loans increased $2,669,000 (365.62%) real estate loans increased $9,673,000 (63.04%), installment loans increased $38,000 (11.27%); while average commercial loans decreased $1,320,000 (9.89%).

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

         The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as "non-performing loans"):

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                2000                  1999
                                             -----------          -----------
                                                   (Dollars in thousands)
ACCRUING,
PAST DUE 90 DAYS OR MORE:

Real Estate                                           63                    70
Commercial                                             0                     0
Installment                                            0                     0
Other                                                  0                     0
                                            -------------          ------------
    Total accruing                                    63                    70


Nonaccrual Loans:

Commercial                                            25                    57
Installment                                            0                     0
Other                                                  0                     0
                                            -------------          ------------
    Total nonaccrual                                  25                    57

    Total nonperforming                               88                   127

Total loans end of period                         42,259                28,721

Ratio of nonperforming loans
    to total loans at end of period                 0.21%                 0.44%


         These ratios have been maintained as a result of conservative underwriting criteria, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel). The Bank does not have any foreign loans or loans for highly leveraged transactions.

SUMMARY OF LOAN LOSS EXPERIENCE


                                                           THREE MONTHS ENDED         THREE MONTHS ENDED
                                                                MARCH 31,                 MARCH 31,
                                                                    2000                     1999
                                                                -----------               ------------
                                                                         (Dollars in thousands)
Average loans outstanding                                         34,115                        28,993

Allowance, beginning of period                                       400                           336

Loans charged off during period:
    Commercial                                                         1                            56
    Installment                                                        2                             0
    Real Estate                                                        0                             0
    Other                                                              0                             0
                                                               ----------                    ----------
    Total charge offs                                                  3                            56

Recoveries during period:
    Commercial                                                         2                             3
    Installment                                                        0                             4
    Other                                                              0                             0
                                                               ----------                    ----------
    Total recoveries                                                   2                             7

Net Loans charged off
    during the period                                                  1                            50

Additions to allowance for
    possible loan losses                                              25                            10

Allowance, end of period                                             424                           296

Ratio of net loans charged off to average
    loans outstanding during the period                             0.00%                         0.17%

Ratio of allowance to total
    loans at end of period                                          1.00%                         1.03%

                                       17

FUNDING SOURCES

         The Corporation has a line of credit, in the amount of $1,000,000, from the Pacific Coast Bankers' Bank. The line of credit has an interest rate of Wall Street Journal Prime Rate plus seventy five (75) basis points and is secured by 518,884 shares of Monterey County Bank common stock. At March 31, 2000 $800,000 had been advanced on the line of credit.

         Average deposits for the three months ended March 31, 2000 were $54,742,000 an increase of 24.99% compared with the same period in 1999. Average certificates of deposit represented 55.82% of average deposits for the three months ended March 31, 2000. Average interest bearing checking, money market and savings accounts as a group was 22.50% of average deposits. Average demand deposits represented 21.68% of average deposits.

         The Bank has lines of credit from the Federal Reserve Bank of San Francisco, the Federal Home Loan Bank of San Francisco and Pacific Coast Bankers' Bank with maximum borrowing limits on March 31, 2000 of $5,950,000, $7,225,000 and $1,000,000, respectively. The Federal Reserve Bank line of credit is secured by certain of the Bank's municipal securities. The Federal Home Loan Bank line of credit is secured by certain of the Bank's real estate secured loans and investment securities. At March 31, 2000 the Bank had four $1,000,000 advances which bear interest at 6.53%, 4.83%, 6.81% and 6.36%, respectively. The advances mature in June 2000, October 2003, June 2004 and January 2028, respectively. The Pacific Coast Bankers' Bank line of credit is unsecured. The Bank did not utilize any short-term borrowings in 2000, 1999 or 1998.


CAPITAL RESOURCES

         The Company maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends. At March 31, 2000, stockholders' equity was $4,064,400 versus $3,993,000 at December 31, 1999. The Company paid a ten (10%) percent stock dividend in 1999 and1998, and a cash dividend of $0.12 1997. The Bank paid cash dividends totaling $50,000, $50,000 and $170,000 to the Corporation in 1999, 1998 and 1997.

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

         Under current rules, all banks are required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 risk-based capital ratio of 9.46% and a total risk-based capital ratio of 10.33% at March 31, 2000, well above the minimum regulatory requirements.

         The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill. The Bank had a leverage capital ratio of 7.56% March 31, 2000.

LIQUIDITY

         Liquidity represents a bank's ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs. For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers. In the ordinary course of the Bank's business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings. In addition, the Bank has lines of credit from the Federal Reserve Bank of San Francisco of approximately $5,950,000, the Federal Home Loan Bank of San Francisco of approximately $7,225,000 and a $1,000,000 federal funds line of credit with the Pacific Coast Bankers' Bank to meet temporary liquidity requirements.


         As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 10 percent of total assets ("primary liquidity"), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets. In addition, it seeks to generally limit loans to not more than 90 percent of deposits. Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing. The Bank's primary liquidity at March 31, 2000 was 11.97, while its average loan to deposit ratio for the three months ended March 31, 2000 was 68.35 percent.


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

         The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate. The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank's net interest margin based on the bank's actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period. At March 31, 2000 the affect of a 2% increase in the federal funds sold rate, expressed, as a percentage of equity, was a positive 1.5%, while a 2% decrease in the fed funds rate was a negative 3.9% of equity.


         The Corporation's sources of revenues and liquidity are the dividends, tax equalization payments or management fees from the Bank, gains on securities held in a trading account and the line of credit from the Pacific Coast Bankers' Bank. The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law.

INVESTMENT SECURITIES

         The following table sets forth the book and market value of the Bank's investment securities at March 31, 2000:


                                                                 INVESTMENT PORTFOLIO MIX
                                                                       MARCH 31, 2000
                                                               BOOK                   MARKET
                                                               VALUE                   VALUE
                                                             --------                --------
Available for sale:
Federal Home Loan Bank Stock                                        254                   254
Pacific Coast Bankers' Bank Stock                                   350                   350
Community Bankers' Insurance Agency, LLC                             40                    40
U.S. Government Agencies                                          2,000                 1,975
                                                             -----------            ----------

Total                                                             2,644                 2,619
                                                             ===========            ==========

Held to maturity:
State and Local Agencies                                          7,591                 6,145
U.S. Government Agencies                                          2,499                 2,391
                                                             -----------            ----------

Total                                                            10,090                 8,536
                                                             ===========            ==========


         The following table summarizes the maturity of the Bank's investment securities at March 31, 2000:


                                                       INVESTMENT PORTFOLIO MATURITIES
                                                             (Dollars in thousands)
                                                              over 1          over 5
                                                1 year       through          through       over 10
                                               or less       5 years         10 years        years
                                              -----------   -----------    --------------  -----------
U.S. Government Agency Securities                ---           ---                 1,500        2,999
State and Local Agency Securities                ---           ---              ---             7,591
Other Securities                                     604       ---              ---           ---
                                              -----------   -----------    --------------  -----------
     Total                                           604       ---                 1,500       10,590


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NORTHERN CALIFORNIA BANCORP, INC.

Date:   May 5, 2000              By:     /s/ Charles T. Chrietzberg, Jr.
       ------------                 ---------------------------------------
                                             Charles T. Chrietzberg, Jr.
                                             Chief Executive Officer
                                             and President

Date:  May 5, 2000               By:     /s/ Bruce N. Warner
       ------------                 ---------------------------------------
                                             Bruce N. Warner
                                             Chief Financial Officer and
                                             Principal Accounting Officer