Form 10QSB
period 2000-06-30
NORTHERN CALIFORNIA BANCORP INC
filed 2000-08-11
CIK 1006820

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-QSB


    X  Quarterly report under Section 13 or 15(d) of the Securities
   --- Exchange Act of 1934 for the quarterly period ended JUNE 30, 2000


   --- Transition report under Section 13 or 15(d) of the Securities Exchange
       Act of 1934 (No fee required) for the period from______to_______


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


     As of August 4, 2000, the Corporation had 1,112,641 shares of common stock outstanding.

                          PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        NORTHERN CALIFORNIA BANCORP, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                       JUNE 30                 DECEMBER 31
                                                                         2000                     1999
                                                                   -----------------       --------------------
ASSETS:

Cash and Cash Equivalents                                                 3,507,800                 10,745,200
Due From Bank - Time Deposits                                               100,000                    200,000
Investment Securities, available for sale (Note 1)                        5,527,600                  1,723,100
Investment Securities, held to maturity (Note 1)                         11,552,000                  9,290,300
Trading Account                                                             185,800                    135,000
Federal Funds Sold                                                        3,110,000                          0
Other Investments                                                            40,000                     40,000
Loans Held for Sale                                                       1,444,100                    665,300
Gross Loans (Note 2)                                                     39,675,700                 38,601,500
Allowance for Possible Loan Losses (Note 3)                               (419,400)                  (400,000)
Deferred Origination Fees                                                  (34,500)                   (49,400)
                                                                   -----------------       --------------------
  Net Loans                                                              39,221,800                 38,152,100
Bank Premises and Equipment, Net                                          1,804,900                  1,849,100
Interest Receivable and Other Assets                                      3,201,200                  2,414,300
                                                                   -----------------       --------------------
    Total Assets                                                         69,655,200                 65,214,400
                                                                   =================       ====================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Total Deposits (Note 4)                                                  59,724,200                 55,562,600
Borrowed Funds                                                            4,800,000                  4,750,000
Interest Payable and Other Liabilities                                      832,000                    908,800
                                                                   -----------------       --------------------
    Total Liabilities                                                    65,356,200                 61,221,400
                                                                   -----------------       --------------------

Shareholders' Equity:

  Common Stock - No Par Value
    Authorized: 2,500,000 in 2000 and 1999
    Outstanding:1,112,641 in 2000 and 1999                                3,395,400                  3,395,400
  Retained Earnings                                                         936,700                    659,600
  Accumulated Other Comprehensive Income (Loss)                            (33,100)                   (62,000)
                                                                   -----------------       --------------------
    Total Shareholders' Equity                                            4,299,000                  3,993,000
                                                                   -----------------       --------------------
    Total Liabilities & Shareholders' Equity                             69,655,200                 65,214,400
                                                                   =================       ====================

                                           NORTHERN CALIFORNIA BANCORP, INC.
                                                     AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                              JUNE 30                            JUNE 30
                                                    ----------------------------        --------------------------
                                                        2000            1999               2000           1999
                                                     ------------   -------------       ------------  -------------
INTEREST INCOME:
  Interest and Fees on Loans                           1,063,000         541,200          2,083,800      1,562,000
  Interest on Time Deposits with
    Financial Institutions                                 1,500             900              4,500          3,900
  Interest on Investment Securities                      233,400          49,600            408,900        225,100
  Interest on Federal Funds                               61,800         135,100            103,500        176,800
                                                     ------------   -------------       ------------  -------------
    Total Interest Income                              1,359,700         726,800          2,600,700      1,967,800
                                                     ------------   -------------       ------------  -------------

INTEREST EXPENSE:
  Interest on Interest-Bearing
    Transaction Accounts                                  29,000          27,500             56,000         54,500
  Interest on Savings Accounts                            14,600          25,000             28,000         38,400
  Interest on Time Deposits                              448,600         159,700            877,200        588,300
  Interest on Other Borrowed Funds                        83,300          45,600            163,800        126,100
                                                     ------------   -------------       ------------  -------------
    Total Interest Expense                               575,500         257,800          1,125,000        807,300
                                                     ------------   -------------       ------------  -------------

    Net Interest Income                                  784,200         469,000          1,475,700      1,160,500
                                                     ------------   -------------       ------------  -------------
PROVISION FOR POSSIBLE LOAN LOSSES                        50,000          55,000             75,000         80,000
                                                     ------------   -------------       ------------  -------------
    Net Interest Income After
      Provision for Possible Loan Losses                 734,200         414,000          1,400,700      1,080,500
                                                     ------------   -------------       ------------  -------------

NONINTEREST INCOME:
  Service Charges on Deposit Accounts                    101,400          78,400            208,900        185,900
  SBA Loan Sales & Servicing Income                       88,600         107,500            157,900        176,800
  Other Operating Income                                 491,200         296,300            934,400        739,500
                                                     ------------   -------------       ------------  -------------
    Total Noninterest Income                             681,200         482,200          1,301,200      1,102,200
                                                     ------------   -------------       ------------  -------------

NONINTEREST EXPENSE:
  Salaries and Employee Benefits                         471,600         332,500            938,500        799,400
  Occupancy and Equipment Expense                         70,400          66,800            143,700        140,100
  Professional Fees                                       24,100          14,800             43,500         34,200
  Data Processing                                         61,800          37,200            123,900         99,300
  FDIC & State Assessments                                 4,800           2,000              9,700          6,900
  Other Operating Expenses                               547,400         352,000          1,049,800        854,400
   Income Tax Expense                                     81,500          23,800            117,400         59,700
                                                     ------------   -------------       ------------  -------------
    Total Noninterest Expense                          1,261,600         829,100          2,426,500      1,994,000
                                                     ------------   -------------       ------------  -------------
    NET INCOME (LOSS)                                    153,800          67,100            275,400        188,700
                                                     ============   =============       ============  =============

Earnings Per Common Share
   Primary                                                  0.16            0.07               0.25           0.18
   Diluted                                                  0.13            0.06               0.21           0.15

                        NORTHERN CALIFORNIA BANCORP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                                  2000                  1999
                                                                            -----------------     -----------------
NET INCOME                                                                           275,400               188,700
Adjustments to net income:
  Depreciation and amortization expense                                               57,600                76,000
  Amortization/Accretion on investments                                                1,100                 1,900
  (Gain) loss on sale of securities                                                   (5,300)               (6,800)
  Provision for possible loan losses                                                  75,000                80,000
  Amortization of deferred servicing premium                                         (22,600)               (7,700)
  Amortization of deferred income                                                     (1,100)               (2,000)
  Increase (decrease) in accrued expenses                                           (105,300)             (173,200)
  (Increase) decrease in prepaid expenses                                           (694,200)              183,900
  Increase (decrease) in interest payable                                             29,500               (93,600)
  (Increase) decrease in interest receivable                                         (62,000)              (65,500)
  (Increase) decrease in loans held for sale                                        (778,800)             (666,561)
                                                                            -----------------     -----------------
  Total adjustments to net income                                                 (1,506,100)             (673,561)
                                                                            =================     =================
Net cash provided (used) by operations                                            (1,230,700)             (484,861)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of due from time                                                                0              (100,000)
  Pprceeds from maturity of due from time                                            100,000                     0
  Proceeds from maturity of investments                                            2,330,500                     0
  Principal payments on investments                                                        0               160,600
  Purchase of securities                                                          (8,977,000)           (3,220,200)
  Net (increase) decrease in loans                                                (1,144,700)           (5,111,800)
  Stock repurchase                                                                         0               (10,200)
  Capital expenditures                                                               (13,400)              (22,300)
                                                                            -----------------     -----------------
Net cash provided (used) in investing activities                                  (7,704,600)           (8,203,900)
                                                                            =================     =================
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposit accounts                                      4,161,700             4,009,600
  Net increase (decrease) in borrowed funds                                           50,000               357,500
                                                                            -----------------     -----------------
Net cash provided (used) by financing activities                                   4,211,700             4,367,100
                                                                            =================     =================
Net increase (decrease) in cash & cash equivalents                                (4,227,400)           (4,400,900)
Cash & cash equivalents - beginning of year                                       10,945,200            12,529,900
                                                                            =================     =================
Cash & cash equivalents - end of period                                            6,717,800             8,129,000

             See Note 5 for supplemental disclosures

                        NOTES TO FINANCIAL STATEMENTS

                                                                        JUNE 30                 DECEMBER 31
                                                                         2000                       1999
                                                                   ------------------       ---------------------
(NOTE 1) INVESTMENT SECURITIES:
Available for sale:
  U. S. Government Agencies                                                4,917,600                   967,600.0
  Other Securities                                                           610,000                     755,500
                                                                   ==================       =====================
Total Securities Available for Sale                                        5,527,600                   1,723,100

Held to maturity:
  US Government Securities                                                 2,499,400                   2,499,400
  State and Local Agency Securities                                        9,052,600                   6,790,900
                                                                   ------------------       ---------------------
                                                                          11,552,000                   9,290,300
                                                                   ==================       =====================

(NOTE 2) GROSS LOANS:
  Commercial and Industrial                                               10,694,500                  10,718,500
  Construction                                                             3,643,000                   3,459,000
  Real Estate - Mortgage                                                  24,548,700                  23,787,600
  Installment                                                                648,800                     491,500
  Government Guaranteed Loans Purchased                                      140,700                     144,900
                                                                   ------------------       ---------------------
  Gross Loans                                                             39,675,700                  38,601,500

(NOTE 3) ALLOWANCE FOR POSSIBLE LOAN LOSSES:
  Balance at Beginning of Period                                             400,000                     336,200
  Recoveries                                                                   2,500                      18,100
  Provision for Possible Loan Losses                                          75,000                     174,200
  Loans Charged Off                                                          (58,100)                   (128,500)
                                                                   ------------------       ---------------------
  Balance at End of Period                                                   419,400                     400,000

(NOTE 4) DEPOSITS:
  Demand                                                                  14,405,500                  11,792,700
  Interest-Bearing Transaction                                             9,778,900                   9,519,200
  Savings                                                                  3,198,700                   2,470,900
  Time Under $100,000                                                     19,509,100                  19,143,100
  Time Equal to or Greater than $100,000                                  12,832,000                  12,636,700
                                                                   ------------------       ---------------------
                                                                          59,724,200                  55,562,600

(NOTE 5) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Payments during the period ending:                                    6/30/00                   6/30/99
                                                                   ------------------       ---------------------
    Interest                                                                 465,300                     681,200


    Income Taxes                                                             117,400                      59,700


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

     For the six months, ended June 30, 2000 net income was $275,400, an increase of $86,700 when compared to the same period in 1999. The increase in earnings during this period was the result of a $320,200 increase in net interest income after provision for loan losses and a $199,000 increase in non-interest income, partially offset by a $432,500 increase in non-interest expense.

     The following table sets forth certain selected financial ratios of the Corporation at and for the six months ended, June 30, 2000 and 1999.


                                          FOR THE SIX MONTHS        FOR THE SIX MONTHS
                                         ENDED JUNE 30, 2000       ENDED JUNE 30, 1999
                                         -------------------       -------------------
                                         (Dollars in thousands except per share data)
Summary of Operating Results:

Total interest income                                   2,601                               1,968
Total interest expense                                  1,125                                 807
                                          --------------------                     ---------------
Net interest income                                     1,476                               1,160

Provision for
possible loan losses                                       75                                  80
                                          --------------------                     ---------------
Net interest income
after provision for loan loss                           1,401                               1,080

Total other income                                      1,301                               1,102
Total other expense                                     2,309                               1,934
                                          --------------------                     ---------------

Income (loss) before taxes                                393                                 248
Provision for income tax                                  117                                  60
                                          --------------------                     ---------------

Net income (loss)                                         275                                 189


Per Common Share
Data:

Net income - Primary (1)                                 0.25                                0.18
Net income - Diluted (2)                                 0.21                                0.15
Book value, end of period                                3.86                                3.47
Avg shares outstanding (3)                          1,112,641                           1,037,922

Balance Sheet
Data:

Total loans, net
of unearned income (4)                                 41,085                              33,953
Total assets                                           69,695                              55,312
Total deposits                                         59,724                              46,854
Stockholders' equity                                    4,299                               3,606


                                                  FOR THE SIX MONTHS                FOR THE SIX MONTHS
                                                 ENDED JUNE 30, 2000                ENDED JUNE 30, 1999
                                                 -------------------               --------------------
Selected Financial Ratios (4):

Return on average assets(5)                              0.82%                              0.71%

Return on average
   stockholders' equity(6)                              15.48%                             10.72%

Net interest spread                                      4.66%                              4.61%

Net interest margin                                      5.42%                              5.32%

Avg shareholders' equity
   to average assets                                     5.32%                              6.65%

Risked-Based capital ratios
    Tier 1                                               9.90%                              9.37%
    Total                                               10.77%                             10.22%
Total loans to total deposits
   at end of period                                     68.79%                             72.47%

Allowance to total loans
   at end of period                                      1.01%                              1.00%

Non-performing loans to total
   loans at end of period                                0.06%                              0.23%

Net charge-offs to
   average loans                                         0.13%                              0.25%



(1) Primary earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year. The weighted average number of common shares used for this computation was 1,112,641 and 1,037,922 for June 30, 2000 and 1999,
     respectively.
(2) Diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,297,248 and 1,288,828 for June 30, 2000 and 1999, respectively.
(3)  Weighted average common shares.
(4)  Includes loans being held for sale.
(5)  Averages are of daily balances.
(6)  June 30, 2000 calculated on an annualized basis.

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

         Net interest income for the six-month period ended June 30, 2000 was $1,475,000 compared to $1,160,500 for the same period in 1999. The increase of $315,200 resulted from total interest income increasing $623,900, while total interest expense increased $317,700. Average interest earning assets increased $12,061,000 (26.06%) with average loans increasing $11,165,000 and investments increasing $896,000, while the average rate earned increased 47 basis points. The average interest rate earned on investments increased 143 basis points while the average interest rated earned on loans decreased 25 basis points. Average interest bearing liabilities increased $10,177,000 (26.41%), while the average rate paid increased 42 basis points.

         The following table shows the components of the Bank's net interest income, setting forth, for each the six months ended June 30, 2000 and 1999 and for the twelve months ended December 31, 1999, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v)the net interest yield on average interest-earning assets (i. e., net interest income divided by average interest-earning assets). Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on non-taxable securities of $104,500 and $68,700 for the six months ended June 30, 2000 and 1999, respectively. Non-accrual loans and overdrafts are included in average loan balances. Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

                                               The Six Months                          The Twelve Months
                                                Ended June 30,                         Ended December 31,
                                        2000                     1999                         1999
                                ----------------------   ---------------------     ---------------------------
                                         Int    Avg               Int   Avg                    Int     Avg
                                  Avg   Earn     %         Avg   Earn    %            Avg     Earn      %
                                  Bal   Paid   Rate        Bal   Paid   Rate          Bal     Paid     Rate
                                ----------------------   ---------------------     ---------------------------
                                                            (Dollars in thousands)
Interest Earning Assets:

Int-bearing deposits
  at other banks                    140      5   6.50        166      4  4.70            183        9   5.08
Invest securities - Taxable       5,647    206   7.29      2,878     92  6.37          3,434      221   6.45
Invest securities - Non-Taxable   7,651    307   8.04      5,322    202  7.60          6,063      463   7.63
Federal funds sold                3,325    104   6.23      7,500    177  4.72          5,627      278   4.94
                                --------------          --------------            --------------------------

Total investments                16,762    622   7.42     15,866    475  5.99         15,307      971   6.35

Loans
  Construction                    3,526    179  10.14      1,193     78 13.02          1,977      175   8.86
  Real estate                    25,220  1,207   9.57     15,935    804 10.09         18,727    1,668   8.91
  Installment                       449     27  12.22        354     25 14.06            407       53  13.05
  Commercial                     12,379    671  10.84     12,927    655 10.14         13,004    1,317  10.12
                                --------------           --------------           --------------------------

Total loans                      41,575  2,084  10.02     30,410  1,562 10.27         34,115    3,213   9.42

Total Interest
  earning assets                 58,337  2,705   9.27     46,276  2,037  8.80         49,422    4,184   8.47
                                ==============           ==============           ==========================

Interest Bearing Liabilities:

Int-bearing demand                8,406     42   0.99      7,717     40  1.03          7,785       79   1.01
Money market savings              1,580     14   1.81      1,577     15  1.90          1,634       31   1.88
Savings deposits                  2,832     28   1.98      3,846     38  2.00          3,463       68   1.95
Time deposits GREATER THAN $100M 11,893    337   5.67      8,374    232  5.53          9,404      524   5.57
Time deposits LESS THAN $100M    19,197    540   5.62     12,920    357  5.52         14,682      815   5.55
Other Borrowing                   4,805    162   6.74      4,103    126  6.14          4,438      273   6.14
                                --------------           --------------           --------------------------

Total interest
  bearing liabilities            48,714  1,123   4.61     38,537    807  4.19         41,404    1,788   4.32
                                ==============           ==============           ==========================

Net interest income                      1,582                    1,161                         2,396
Net interest spread                              4.66                    4.61                           4.15
Net yield on interest
  earning assets                                 5.42                    5.32                           4.85


                                           Six Months                             Twelve Months
                                          Ended June 30,                        Ended December 31,
                                           2000 VS 1999                           1999 VS 1998
                                           ------------                           ------------
                                         Increase(Decrease)                     Increase(Decrease)
                                           due to changes                         due to changes
                                      -----------------------------          -----------------------------
                                          Avg       Avg                          Avg      Avg
                                        Volume      Rate    Total             Volume      Rate    Total
                                      ------------------------------         -----------------------------
                                                        (Dollars in thousands)
Interest Earning Assets:

Int-bearing deposits
  at other banks                               0         1         1                 5       (2)        3
Invest securities - Taxable                   88        26        85              (279)      19      (260)
Invest securities - Non-Taxable               88        17        76                 0      463       463
Federal funds sold                           (98)       25       (73)               (8)     (28)      (36)
                                      -------------------------------      -------------------------------
Total investments                             78        69       147                73       97       170

Loans
  Contruction                                152       (51)      101                 0      175       175
  Real estate                                468       (65)      403               434     (320)      114
  Installment                                  7        (4)        3                (7)       0        (7)
  Commercial                                 (28)       43        15                71      (95)      (24)
                                      -------------------------------      -------------------------------
  Total loans                                196        65       261               717     (460)      257

Total Interest Earning Assets                363       375       738               719     (293)      426
                                      ===============================      ===============================

Interest Bearing Deposits:
Int-bearing demand                             4        (1)        2                19      (12)        6
Money market savings                           0        (1)       (1)                0       (7)       (7)
Savings deposits                             (10)       (0)      (10)               14       (9)        4
Time deposits GREATER THAN $100M              97         9       106                80      (28)       52
Time deposits LESS THAN $100M                173        10       183               156      (53)      102
Other Borrowing                               22        14        36                27        0        27
                                      -------------------------------      -------------------------------
Total interest bearing deposits              213       103       316               295     (110)      185
                                      ===============================      ===============================
Net change in net interest                   150       272       422               424     (184)      241


PROVISION AND ALLOWANCE FOR LOAN LOSSES

   The provision for loan losses is an expense charged against operating income and added to the allowance for loan losses. The allowance for loan losses represents amounts, which have been set aside for the specific purpose of absorbing losses, which may occur in the Bank's loan portfolio.

   The allowance for loan losses reflects management's ongoing evaluation of the risks inherent in the loan portfolio, both generally and with respect to specific loans, the state of the economy, and the level of net loan losses experienced in the past. Management and the Board of Directors review the results of the California Department of Financial Institutions and FDIC examinations, independent accountants' observations, and the Bank's internal review as additional indicators to determine if the amount in the allowance for loan losses is adequate to protect against estimated future losses. It is the Bank's current practice, which could change in accordance with the factors mentioned above, to maintain an allowance which is at least equal to the sum of the following percentage of loan balances by loan category.


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



   Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At June 30, 2000 and 1999 the Bank's allowance stood at 1.01 and 1.00 percent, respectively. A provision of $75,000 was made to the allowance during the six months ended June 30, 2000 compared with $80,000 in the same period in 1999. Charged off loans during the six months ended June 30, 2000 and 1999 totaled $58,000 and $87,400 respectively. Recoveries for the same periods were $2,500 and $12,200, respectively.

   The Bank's non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans was .06 percent at June 30, 2000 compared with .23 percent at June 30, 1999.

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


NON-INTEREST INCOME

   Total non-interest income for the six months ended June 30, 2000 was $1,301,200, compared with $1,102,200 for the same period in 1999. The increase of $199,000 was the result of a $194,900 increase in income from other service charges and an increase of $23,000 increase in service charges on deposit accounts while income from SBA loan sales and servicing decreased $18,900. Merchant credit card discount fees increased $173,100 the primary factor in the increase in other service charges, commissions and fees.

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

NON-INTEREST EXPENSE

   Salary and benefits expense for the six months ended June 30, 2000 increased $139,100 compared with the same period in 1999. The increase was due primarily to employee merit pay increases, bonus accruals, and an increase of two full time equivalent staff positions.

   Total occupancy and equipment expense for the six months ended June 30, 2000 was $143,700 compared to $140,100 for the same period in 1999.

   For the six months ended June 30, 2000 professional fees were $43,500 compared with $34,200 the same period in 1999.

   Data processing for the six months ended June 30, 2000 increased $24,600 compared to the same period in 1999. The increase was due to increased numbers of accounts and transactions and fees associated with implementing a debit card program.

   Other expenses for the six months ended June 30, 2000 totaled $1,049,800 compared with $854,400 for the same period in 1999. Significant changes occurred in the following categories with increases in merchant expense of $165,800, advertising expense $24,400, automobile expense $3,000, donations $6,500, entertainment & meals expense $10,100, loan expense $3,000, postage $8,800 and income tax $57,700 and decreases in collection expense $5,500, due and memberships $2,000, Year 2000 expense $17,900, insurance expense $5,400 and operational losses $8,400.


LOANS

   Loans represented 71.27% of average earning assets, and 62.15% of average total assets for the six months ended June 30, 2000, compared with 65.71% and 57.52%, respectively during 1999. For the six months ended June 30, 2000 average loans increased 36.71% from $30,410,000 for the same period in 1999 to $41,575,000. Average installment loans increased $95,000 (26.72%), average construction loans increased $2,332,000 (195.33), average real estate loans increased $9,285,000 (58.27%); while commercial loans decreased $548,000 (4.24%).

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

   The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as "non-performing loans"):

                                         Six Months Ended
                                            June 30,
                                       2000          1999
                                    -----------   -----------
                                      (Dollars in thousands)
Accruing, PAST DUE 90 DAYS OR MORE:

Real Estate                                    0            68
Commercial                                     0             0
Installment                                    0             0
Other                                          0             0
                                    ------------   -----------
  Total accruing                               0            68

NONACCRUAL LOANS:

Real Estate                                    0             0
Commercial                                    25             9
Installment                                    0             0
Other                                          0             0
                                    ------------   -----------
  Total non-accrual                           25             9

  Total non-performing                        25            77

Total loans end of period                 40,666        33,953

Ratio of non-performing loans
  to total loans at end of period           0.06%         0.23%

     These ratios have been maintained as a result of a strengthening of underwriting criteria, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel). The Bank does not have any foreign loans or loans for highly leveraged transactions.

SUMMARY OF LOAN LOSS EXPERIENCE

                                             SIX MONTHS ENDED                  SIX MONTHS ENDED
                                               JUNE 30, 2000                     JUNE 30, 1999
                                               -------------                     -------------
                                                           (Dollars in thousands)
Average loans outstanding                               41,575                            30,410

Allowance, beginning of period                             400                               336

Loans charged off during period:
    Commercial                                              56                                87
    Installment                                              2                                 0
    Real Estate                                              0                                 0
    Other                                                    0                                 0
                                               ----------------                 -----------------
    Total charge offs                                       58                                87

Recoveries during period:
    Commercial                                               2                                 7
    Installment                                              0                                 5
    Other                                                    0                                 0
                                               ----------------                 -----------------
    Total recoveries                                         2                                12

Net Loans charged off
    during the period                                       56                                75

Additions to allowance for
    possible loan losses                                    75                                80

Allowance, end of period                                   419                               341

Ratio of net loans charged off to
    average Loans outstanding
    during the period                                    0.13%                             0.25%

Ratio of allowance to total
    loans at end of period                               1.01%                             1.00%

FUNDING SOURCES

     Average deposits for the six months ended June 30, 2000 were $57,090,000 an increase of 27.73% compared with the average balance for 1999. Average certificates of deposit represented 54.46% of average deposits for the six months ended June 30, 2000. Average interest bearing checking, money market and savings accounts as a group were 22.45% of average deposits. Average demand deposits represented 23.09% of average deposits.

     The Company has a $200,000 revolving line of credit and an $800,000 term loan with the Pacific Coast Bankers' Bank which mature in May 2001 and May 2005, respectively. The interest rates are floating rates based on the prime lending rate plus seventy five (75) basis points. At June 30, 2000 the Company had not drawn any funds under the line of credit.

     The Bank has a line of credit from the Federal Reserve Bank of San Francisco with a borrowing limit on June 30, 2000 of approximately $4,750,000. The line of credit is secured by certain of the Bank's loans and investment securities.

     The Bank has a line of credit from the Federal Home Loan Bank of San Francisco with a maximum borrowing limit on June 30, 2000 of approximately $7,275,000. The line of credit is secured by certain of the Bank's real estate secured loans and investment securities. At June 30, 2000 the Bank had four $1,000,000 advances which bear interest at 4.83%, 6.81%, 6.36% and 7.71%, respectively. The advances mature in October 2003, June 2004, January 2028 and June 2030, respectively. Management believes that these advances provide funds at a lower cost than comparable deposits. The Bank did not utilize any short-term borrowings in 2000, 1999 or 1998.

CAPITAL RESOURCES

     The Bank maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends. At June 30, 2000, stockholders' equity was $4,299,000 versus $3,993,000 at December 31, 1999. The Company paid a ten (10%) percent stock dividend in 1999 and 1998 and a cash dividend of $0.12 per share in 1997. The Bank paid cash dividends totaling $50,000, $50,000 and $170,000 to the Corporation in 1999, 1998 and 1997.

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

     Under current rules, all banks were required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 risk-based capital ratio of 9.90% and a total risk-based capital ratio of 10.77% at June 30, 2000 well above the minimum regulatory requirements.

     The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill. The Bank had a leverage capital ratio of 7.77% at June 30, 2000.

LIQUIDITY

     Liquidity represents a bank's ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs. For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers. In the ordinary course of the Bank's business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings. The Bank has a lines of credit from the Federal Reserve Bank of San Francisco of approximately $4,750,000, the Federal Home Loan Bank of San Francisco of approximately $7,275,000 and a $1,000,000 unsecured Federal Funds Purchased line with the Pacific Coast Bankers' Bank to meet temporary liquidity requirements.

     As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets ("primary liquidity"), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets. In addition, it seeks to generally limit loans to not more than 90 percent of deposits. Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing. The Bank's total liquidity at June 30, 2000 was 33.14 percent; while its average loan to deposit ratio for the six months ended June 30, 2000 was 72.82 percent.

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

     The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate. The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank's net interest margin based on the bank's actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period. At June 30, 2000 the affect of a 2% increase in the federal funds sold rate would result in a 1.5% increase in equity. A 2% decrease in the federal funds sold rate would result in a 3.5% decrease in equity.

INVESTMENT SECURITIES

     The following table sets forth the book and market value of the Bank's investment securities at June 30, 2000:


                                         INVESTMENT PORTFOLIO MIX

                                                               Book           Market
                                                               Value           value
                                                           --------------  --------------
                                                            (Dollars in thousands)
Available for sale:
Federal Home Loan Bank Stock                                        260           260
Pacific Coast Bankers' Bank Stock                                   350           350
Community Bankers' Insurance Agency, LLC                             40            40
U.S. Government Agencies                                          4,884         4,918
                                                             -----------   -----------
Total                                                             5,534         5,568
                                                             ===========   ===========
Held to maturity:
State and Local Agencies                                          9,053         8,601
U.S. Government Agencies                                          2,499         2,367
                                                             -----------   -----------
Total                                                            11,552        10,968
                                                             ===========   ===========


     The following table summarizes the maturity of the Bank's investment securities at June 30, 2000:

                       INVESTMENT PORTFOLIO MATURITIES
                                                     (Dollars in thousands)
                                                      over 1        over 3         over 5
                                         1 year       through       through        through        over
                                        or less       3 years       5 years       15 years      15 years
                                       -----------   -----------   ----------     ----------    ----------
U.S. Agency securities                    ---           ---           ---             7,383        ---

State/Local Agencies                      ---           ---           ---            ---            9,053

Equity Securities                             650       ---           ---            ---           ---
                                       -----------   -----------   ----------     ----------    ----------

Total                                         650       ---           ---             7,383         9,053

                            PART II-OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The following proposals were presented to shareholders at the Corporation's annual shareholders' meeting held on May 11, 2000.

Proposal Number 1:         Election of Directors

                                                  NUMBER OF                           NUMBER OF
                                              AFFIRMATIVE VOTES                     VOTES WITHHELD
Charles T. Chrietzberg, Jr.                        875,738                               5,234
Sandra G. Chrietzberg                              875,738                               5,234
Peter J. Coniglio                                  874,976                               5,996
Carla S. Hudson                                    876,649                               4,323
John M. Lotz                                       871,674                               9,298



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         NORTHERN CALIFORNIA BANCORP, INC.

Date:  AUGUST 9, 2000                    By:     /s/ Charles T. Chrietzberg, Jr.
       ------------------                   ------------------------------------
                                                 Charles T. Chrietzberg, Jr.
                                                 Chief Executive Officer
                                                 and President

Date: AUGUST 9, 2000                     By:     /s/ Bruce N. Warner
      ---------------------                 ------------------------------------
                                                  Bruce N. Warner
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer