Form 10QSB
period 2000-09-30
NORTHERN CALIFORNIA BANCORP INC
filed 2000-11-13
CIK 1006820

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-QSB


[X]  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2000

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the period from ________ to ________

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



     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No____

     As of November 3, 2000, the Corporation had 1,109,906 shares of common stock out-standing.

                          PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        NORTHERN CALIFORNIA BANCORP, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                                                                             SEPTEMBER 30           DECEMBER 31
                                                                                  2000                 1999
                                                                            --------------         --------------
ASSETS:
Cash and Cash Equivalents                                                     4,507,200               10,745,200
Due From Bank - Time Deposits                                                   200,000                  200,000
Investment Securities, available for sale (Note 1)                            2,156,600                1,723,100
Investment Securities, held to maturity (Note 1)                             11,551,800                9,290,300
Trading Account                                                                 184,000                  135,000
Federal Funds Sold                                                            9,205,000                        0
Other Investments                                                                40,000                   40,000
Loans Held for Sale                                                           1,715,300                  665,300
Gross Loans (Note 2)                                                         39,938,000               38,601,500
Allowance for Possible Loan Losses (Note 3)                                    (450,200)                (400,000)
Deferred Origination Fees                                                       (38,500)                 (49,400)
                                                                            -----------              -----------
  Net Loans                                                                  39,449,300               38,152,100
Bank Premises and Equipment, Net                                              1,802,800                1,849,100
Interest Receivable and Other Assets                                          2,557,200                2,414,300
                                                                            -----------              -----------
    Total Assets                                                             73,329,200               65,214,400
                                                                            ===========              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Total Deposits (Note 4)                                                      61,884,800               55,562,600
Borrowed Funds                                                                5,850,000                4,750,000
Interest Payable and Other Liabilities                                        1,095,700                  908,800
                                                                            -----------              -----------
    Total Liabilities                                                        68,830,500               61,221,400
                                                                            -----------              -----------

Shareholders' Equity:

  Common Stock - No Par Value
    Authorized: 2,500,000 in 2000 and 1999
    Outstanding:1,112,593 in 2000 and 1,026,465 in 1999                       3,391,800                3,395,400
  Retained Earnings                                                           1,168,300                  659,600
  Accumulated Other Comprehensive Income (Loss)                                 (61,400)                 (62,000)
                                                                            -----------              -----------
    Total Shareholders' Equity                                                4,498,700                3,993,000
                                                                            -----------              -----------
    Total Liabilities & Shareholders' Equity                                 73,329,200               65,214,400
                                                                            ===========              ===========

                        NORTHERN CALIFORNIA BANCORP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          SEPTEMBER 30                     SEPTEMBER 30
                                                     ---------------------------     -----------------------------
                                                        2000           1999              2000            1999
                                                     ------------   ------------     -------------    ------------
INTEREST INCOME:
  Interest and Fees on Loans                           1,106,200        939,800         3,190,000       2,501,800
  Interest on Time Deposits with
    Financial Institutions                                 1,600          2,600             6,100           6,500
  Interest on Investment Securities                      227,300        145,100           636,200         370,200
  Interest on Federal Funds                               89,800         45,400           193,300         222,200
                                                     ------------   ------------     -------------    ------------
    Total Interest Income                              1,424,900      1,132,900         4,025,600       3,100,700
                                                     ------------   ------------     -------------    ------------

INTEREST EXPENSE:
  Interest on Interest-Bearing
    Transaction Accounts                                  28,900         27,700            84,900          82,200
  Interest on Savings Accounts                            16,900         15,200            44,900          53,600
  Interest on Time Deposits                              486,800        336,700         1,364,000         925,000
  Interest on Other Borrowed Funds                        96,800         73,100           260,600         199,200
                                                     ------------   ------------     -------------    ------------
    Total Interest Expense                               629,400        452,700         1,754,400       1,260,000
                                                     ------------   ------------     -------------    ------------

    Net Interest Income                                  795,500        680,200         2,271,200       1,840,700
                                                     ------------   ------------     -------------    ------------
PROVISION FOR POSSIBLE LOAN LOSSES                        30,000         30,000           105,000         110,000
                                                     ------------   ------------     -------------    ------------
    Net Interest Income After
      Provision for Possible Loan Losses                 765,500        650,200         2,166,200       1,730,700
                                                     ------------   ------------     -------------    ------------

NONINTEREST INCOME:
  Service Charges on Deposit Accounts                    103,400         96,700           312,300         282,600
  SBA Loan Sales & Servicing Income                      118,000        128,600           275,900         305,400
  Other Operating Income                                 654,000        499,000         1,588,400       1,238,500
                                                     ------------   ------------     -------------    ------------
    Total Noninterest Income                             875,400        724,300         2,176,600       1,826,500
                                                     ------------   ------------     -------------    ------------

NONINTEREST EXPENSE:
  Salaries and Employee Benefits                         470,700        463,400         1,409,200       1,262,800
  Occupancy and Equipment Expense                         83,500         83,600           227,200         223,700
  Professional Fees                                       31,300         19,600            74,800          53,800
  Data Processing                                         64,100         54,100           188,000         153,400
  FDIC & State Assessments                                 2,600          5,000            12,300          11,900
  Other Operating Expenses                               600,400        558,200         1,650,200       1,412,600
   Income Tax Expense                                    104,700         45,700           222,100         105,400
                                                     ------------   ------------     -------------    ------------
    Total Noninterest Expense                          1,357,300      1,229,600         3,783,800       3,223,600
                                                     ------------   ------------     -------------    ------------
    NET INCOME (LOSS)                                    283,600        144,900           559,000         333,600
                                                     ============   ============     =============    ============

Earnings Per Common Share
   Primary                                                  0.26           0.14              0.50            0.33
   Diluted                                                  0.22           0.11              0.43            0.26

                        NORTHERN CALIFORNIA BANCORP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                  2000                       1999
                                                              -----------                 -----------
NET INCOME                                                        559,000                    333,600
Adjustments to net income:
  Depreciation and amortization expense                            86,900                    105,800
  Amortization/Accretion on investments                             3,300                     (2,200)
  (Gain) loss on sale of securities                               (69,000)                    (7,400)
  Provision for possible loan losses                              105,000                    110,000
  Amortization of deferred servicing premium                            0                    (18,300)
  Amortization of deferred income                                  (1,600)                    (2,500)
  Increase (decrease) in accrued expenses                          89,500                    (57,200)
  (Increase) decrease in prepaid expenses                         219,300                   (100,600)
  Increase (decrease) in interest payable                         116,200                    (50,400)
  (Increase) decrease in interest receivable                       12,000                    (57,000)
  (Increase) decrease in loans held for sale                   (1,050,000)                  (666,600)
                                                              -----------                -----------
  Total adjustments to net income                                (488,400)                  (746,400)
                                                              ===========                ===========
Net cash provided (used) by operations                             70,600                   (412,800)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase due from time deposits                                (100,000)                  (100,000)
  Proceeds from maturity of investments                         1,000,000                    160,600
  Proceeds from sale of investments                             5,003,000                  1,034,500
  Purchase of securities                                       (8,581,300)                (5,258,900)
  Net (increase) decrease in loans                             (1,713,600)                (8,858,200)
  Capital expenditures                                            (40,600)                   (93,500)
  Exercise of stock options                                             0                    132,000
  Stock repurchase                                                 (3,600)                   (34,200)
                                                              -----------                -----------
Net cash provided (used) in investing activities               (4,436,100)               (13,017,700)
                                                              ===========                ===========

                        NORTHERN CALIFORNIA BNACORP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999




                                                                        2000                    1999
                                                                     -----------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposit accounts                          6,272,500                7,502,900
  Net increase (decrease) in borrowed funds                            1,100,000                  500,000
                                                                     -----------              -----------
Net cash provided (used) by financing activities                       7,372,500                8,002,900
                                                                     ===========              ===========

Net increase (decrease) in cash & cash equivalents                     2,967,000               (5,427,600)
Cash & cash equivalents - beginning of year                           10,945,200               12,529,900
                                                                     ===========              ===========

Cash & cash equivalents - end of period                               13,912,200                7,102,300

                     See Note 5 for Supplemental Disclosures

NOTES TO FINANCIAL STATEMENTS


                                                                                             SEPTEMBER 30               DECEMBER 31
                                                                                                 2000                      1999
                                                                                             -----------                ------------
(NOTE 1) INVESTMENT SECURITIES:

Available for sale:
  US Government Securities                                                                       978,000                    967,600
  State and Local Agency Securities                                                              564,000                          0
  Other Securities                                                                               614,600                    755,500
                                                                                             ===========                ===========
                                                                                               2,156,600                  1,723,100

Held to maturity:
  US Government Securities                                                                     2,499,300                  2,499,400
  State and Local Agency Securities                                                            9,052,500                  6,790,900
                                                                                             -----------                -----------
                                                                                              11,551,800                  9,290,300
                                                                                             ===========                ===========

(NOTE 2) GROSS LOANS:
  Commercial and Industrial                                                                   10,820,800                 10,718,500
  Construction                                                                                 2,465,500                  3,459,000
  Real Estate - Mortgage                                                                      25,864,800                 23,787,600
  Installment                                                                                    648,100                    491,500
  Government Guaranteed Loans Purchased                                                          138,800                    144,900
                                                                                             -----------                -----------
  Gross Loans                                                                                 39,938,000                 38,601,500

(NOTE 3) ALLOWANCE FOR POSSIBLE LOAN LOSSES:
  Balance at Beginning of Period                                                                 400,000                    336,200
  Recoveries                                                                                       3,300                     18,100
  Provision for Possible Loan Losses                                                             105,000                    174,200
  Loans Charged Off                                                                              (58,100)                  (128,500)
                                                                                             -----------                -----------
  Balance at End of Period                                                                       450,200                    400,000

(NOTE 4) DEPOSITS:
  Demand                                                                                      14,419,700                 11,792,700
  Interest-Bearing Transaction                                                                10,632,900                  9,519,200
  Savings                                                                                      3,577,600                  2,470,900
  Time Under $100,000                                                                         19,209,600                 19,143,100
  Time Equal to or Greater than $100,000                                                      14,045,000                 12,636,700
                                                                                             -----------                -----------
                                                                                              61,884,800                 55,562,600

(NOTE 5) SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Payments during the period ending:                                                            9/30/00                     9/30/99
                                                                                               ---------                   ---------
    Interest                                                                                   1,366,400                   1,111,200
    Income Taxes                                                                                 232,100                      92,700

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

         For the nine months ended September 30, 2000 net income was $559,000, an increase of $225,400 when compared to the same period in 1999. The increase in earnings during this period resulted from a $435,500 increase in net interest income after provision for loan losses, a $350,100 increase in net non-interest income which were offset by a $560,200 increase in non-interest expense.

     The following table sets forth certain selected financial ratios of the Corporation at, and for the nine months ended, September 30, 2000 and 1999.


                                                      FOR THE NINE MONTHS           FOR THE NINE MONTHS
                                                            ENDED                         ENDED
                                                      SEPTEMBER 30, 2000            SEPTEMBER 30, 1999
                                                      -------------------           ------------------
                                                        (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Summary of Operating Results:

Total interest income                                          4,026                         3,101
Total interest expense                                         1,754                         1,260
                                                           ---------                     ---------
Net interest income                                            2,271                         1,841

Provision for possible loan losses                               105                           110
                                                           ---------                     ---------
Net interest income after provision for loan loss              2,166                         1,731

Total other income                                             2,177                         1,827
Total other expense                                            3,562                         3,118
                                                           ---------                     ---------

Income (loss) before taxes                                       781                           439
Provision for income tax                                         222                           105
                                                           ---------                     ---------

Net income (loss)                                                559                           334


Per Common Share
Data:

Net income - Primary (1)                                        0.50                          0.33
Net income - Diluted (2)                                        0.43                          0.26
Book value, end of period                                       4.05                          3.49
Avg shares outstanding (3)                                 1,112,593                     1,026,465

Balance Sheet
Data:

Total loans, net of unearned income (4)                       41,615                        37,458
Total assets                                                  73,329                        59,357
Total deposits                                                61,885                        50,355
Stockholders' equity                                           4,499                         3,798


                                                      FOR THE NINE MONTHS           FOR THE NINE MONTHS
                                                            ENDED                         ENDED
                                                      SEPTEMBER 30, 2000            SEPTEMBER 30, 1999
                                                      -------------------           ------------------
Selected Financial Ratios (5):

Return on average assets(6)                                  1.36%                          0.82%

Return on average
   stockholders' equity(6)                                  17.46%                         12.41%

Net interest spread (tax-equivalent)                         4.72%                          4.48%

Net interest margin (tax-equivalent)                         5.56%                          5.21%

Avg shareholders' equity
   to average assets                                         7.81%                          6.58%

Risked-Based capital ratios
    Tier 1                                                  10.80%                          9.19%
    Total                                                   11.76%                         10.02%
Total loans to total deposits
   at end of period                                         67.25%                         74.39%

Allowance to total loans
   at end of period                                          1.07%                          0.99%

Non-performing loans to total
   loans at end of period                                    0.06%                          0.23%

Net charge-offs to
   average loans                                             0.13%                          0.23%


(1) Primary earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year. The weighted average number of common shares used for this computation was1,112,593 and 1,026,465 for September 30, 2000 and 1999, respectively.

(2) Diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,296,519 and 1,276,520 for September 30, 2000 and 1999, respectively.

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

         Net interest income for the nine month period ended September 30, 2000 was $2,271,200 compared to $1,840,700 for the same period in 1999. The increase of $430,500 resulted from total interest income increasing $924,900, while total interest expense increased $494,400. Average interest earning assets increased $12,395,000 (26.06%), while the average rate earned increased 25 basis points. Average interest bearing liabilities increased $9,744,000 (24.76%), while the average rate paid increased 44 basis points. The decrease in the average interest rates earned and paid was due to the decline in interest rates over the twelve month period

         The following table shows the components of the Bank's net interest income, setting forth, for each the nine months ended September 30, 2000 and 1999, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v)the net interest yield on average interest-earning assets (i. e., net interest income divided by average interest-earning assets). Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on non-taxable securities of $163,800 and $112,800 for the nine months ended September 30, 2000 and 1999, respectively. Non-accrual loans and overdrafts are included in average loan balances. Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:


                                  THE NINE MONTHS ENDED                                 THE TWELVE MONTHS ENDED
                                    SEPTEMBER 30, 2000               1999                   DECEMBER 31, 1999
                               --------------------------- -------------------------- ----------------------------
                                           INT     AVG                INT     AVG                  INT     AVG
                                  AVG      EARN     %         AVG     EARN     %         AVG      EARN      %
                                  BAL      PAID    RATE       BAL     PAID   RATE        BAL      PAID     RATE
                               --------------------------- -------------------------- ----------------------------
                                                            (DOLLARS IN THOUSANDS)
Interest Earning Assets:

Int-bearing deposits
  at other banks                      153       6    5.33         177      7    4.90         183        9    5.08
Invest securities - Taxable         5,859     318    7.24       3,195    172    7.17       3,434      221    6.45
Invest securities - Non-Taxable     8,123     482    7.91       5,782    332    7.65       6,063      463    7.63
Federal funds sold                  4,286     193    6.01       6,119    222    4.84       5,627      278    4.94
                                ------------------         ------------------          ---------------------------

Total investments                  18,422     999    7.23      15,274    732    6.39      15,307      971    6.35

Loans
  Construction                      3,349     257   10.25        1586    130   10.95       1,977      202   10.24
  Real estate                      25,050   2,036   10.84      17,179  1,275    9.89      18,727    1,825    9.74
  Installment                         480      42   11.76         357     34   12.81         407       53   13.05
  Commercial                       12,651     854    9.00      13,161  1,063   10.09      13,004    1,394   10.72
                                ------------------         ------------------          ---------------------------

Total loans                        41,531   3,190   10.24      32,283  2,502   10.33      34,115    3,474   10.18

Total Interest
  earning assets                   59,953   4,189    9.32      47,557  3,234    9.07      49,422    4,445    8.99
                                ==================         ==================          ===========================

Interest Bearing Liabilities:

Int-bearing demand                  8,609      64    1.00       7,750     59    1.02       7,785       79    1.01
Money market savings                1,493      21    1.83       1,623     23    1.89       1,634       31    1.88
Savings deposits                    3,023      45    1.98       3,653     54    1.96       3,463       68    1.95
Time deposits > $100M              12,538     539    5.73       8,796    365    5.53       9,404      524    5.57
Time deposits < $100M              19,237     825    5.72      13,533    560    5.52      14,682      815    5.55
Other Borrowing                     4,201     198    6.27       4,000    183    6.12       4,000      245    6.13
                                ------------------         ------------------          ---------------------------

Total interest
  bearing liabilities              49,100   1,691    4.59      39,356  1,244    4.22      40,967    1,761    4.30
                                ==================         ==================          ===========================

Net interest income                         2,498                      1,990                        2,684
Net interest spread                                  4.72                       4.85                         4.70
Net yield on interest
  earning assets                                     5.56                       5.58                         4.85


                                                   NINE MONTHS                          TWELVE MONTHS
                                               ENDED SEPTEMBER 30,                   ENDED DECEMBER 31,
                                                  2000 VS 1999                           1999 VS 1998
                                                INCREASE(DECREASE)                     INCREASE(DECREASE)
                                                  DUE TO CHANGES                         DUE TO CHANGES
                                            --------------------------         -----------------------------
                                              AVG      AVG                          AVG       AVG
                                            VOLUME     RATE     TOTAL             VOLUME      RATE    TOTAL
                                           ---------------------------         -----------------------------
                                                              (DOLLARS IN THOUSANDS)
Interest Earning Assets:

Int-bearing deposits
  at other banks                              (1)        0        (0)                5        (2)       3
Invest securities - Taxable                  143         3       146              (279)       19     (260)
Invest securities - Non-Taxable              134        16       150               463         0      463
Federal funds sold                           (67)       38       (29)               (8)      (28)     (36)
                                           --------------------------          ---------------------------

Total investments                            151       116       267                73        97      170

Loans
  Real estate                                584       (97)      487               439       (74)     366
  Installment                                 12        (4)        8                (7)        0       (7)
  Commercial                                 (41)      107        66                45       (51)      (6)
                                           --------------------------          ---------------------------
  Total loans                                717       (28)      561               717      (198)     519

Total Interest Earning Assets                868        88       955               719       (32)     687
                                           ==========================          ===========================

Interest Bearing Deposits:

Int-bearing demand                             7        (1)        5                19       (12)       6
Money market savings                          (2)       (1)       (3)                0        (7)      (7)
Savings deposits                              (9)        1        (9)               80        (9)      71
Time deposits > $100M                        155        18       174                80       (28)      52
Time deposits < $100M                        236        29       265               156       (53)     102
Other Borrowing                                9         5        14                 0        (0)      (0)
                                           --------------------------          ---------------------------

Total interest bearing deposits              308       140       447               286      (128)     158
                                           ==========================          ===========================

Net change in net interest                   560       (52)      508               433        96      529

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


         Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At September 30, 2000 and 1999 the Bank's allowance stood at
1.07 percent and .99 percent of gross loans, respectively. A provision of $105,000 was made to the allowance during the nine months ended September 30, 2000, compared to a provision of $110,000 in the same period in 1999. Charged off loans during the nine months ended September 30, 2000 and

1999 totaled $58,100 and $88,400 respectively. Recoveries for the same periods were $3,300 and $14,900, respectively.

         The Bank's non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans was 0.06 percent at September 30, 2000 compared with 0.23 percent at September 30, 1999 and 0.48 percent at December 31, 1999.

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


NON-INTEREST INCOME

         Total non-interest income for the nine months ended September 30, 2000 was $2,176,600, compared with $1,826,500 for the same period in 1999. The increase of $350,100 was the result of a $29,700 increase in service charges on deposit accounts and an increase in income from other service charges, commissions and fees of $349,900; while income from SBA loan sales and servicing decreased $29,500. Merchant credit card processing accounted for $270,700 of the increase in other service charges, commissions and fees.

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

NON-INTEREST EXPENSE

         Salary and benefits expense for the nine months ended September 30, 2000 increased $146,400 compared with the same period in 1999. The increase was primarily due to the addition of two full time equivalent staff positions, employee merit increases, and bonus accruals.

         Data processing expense for the nine months ended September 30, 2000 increased $34,600 compared to the same period in 1999. The increase was due to enhancements to the data processing system, on going expenses of a new debit card program and increased numbers of accounts and transactions.

         For the nine months ended September 30, 2000 professional fees increased $21,000 compared to the same period in 1999. The increase was due to increases in audit/accounting fees of $8,700 and legal fees of $12,300.

         Other expenses for the nine months ended September 30, 2000 totaled $1,650,200 compared with $1,412,600 for the same period in 1999. Significant changes occurred in the following categories with increases in merchant processing expense $249,100, advertising $27,800, entertainment and meal $15,200, postage $6,900, travel $3,400, subscriptions $2,100, bank fees $4,500, auto expense $4,600, business development $3,500, donations $2,600 and shareholder expense $2,500; decreases occurred in insurance $18,600, Year 2000 expense $27,500, collections expense $8,300 and operational losses $11,100.

         Income tax expense for the nine months ended September 30, 2000 was $222,100 compared with $105,400 for the same period in 1999. The $116,700 increase was due to an increase in net income before tax of $342,100.


LOANS

         Loans represented 69.28% of average earning assets, and 60.91% of average total assets for the nine months ended September 30, 2000, compared with 67.88% and 59.34%, respectively during 1999. For the nine months ended September 30, 2000 average loans increased 28.65% from $32,283,000 for the same period in 1999 to $41,531,000. Average real estate increased $9,248,000 (28.65%) and average installment loans increased $123,000 (34.50%); while average commercial loans decreased $509,000 (3.87%).

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

         The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as "non-performing loans"):

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                       2000                1999
                                                   -----------          -----------
                                                     (DOLLARS IN THOUSANDS)
ACCRUING, PAST DUE 90 DAYS OR MORE:

Real Estate                                             0                    63
Commercial                                              0                     0
Installment                                             0                     0
Other                                                   0                     0
                                              ------------         -------------
                                                        0                    63

NONACCRUAL LOANS:

Real Estate                                             0                     8
Commercial                                             28                    15
Installment                                             0                     0
Other                                                   0                     0
                                              ------------         -------------
    Total non-accrual                                  28                    22

    Total non-performing                               28                    85

Total loans end of period                          41,653                37,498

Ratio of non-performing loans
    to total loans at end of period                 0.07%                 0.23%

         These ratios have been maintained as a result of a strengthening of underwriting criteria, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel). The Bank does not have any foreign loans or loans for highly leveraged transactions.

SUMMARY OF LOAN LOSS EXPERIENCE


                                                      NINE MONTHS ENDED                NINE MONTHS ENDED
                                                      SEPTEMBER 30, 2000              SEPTEMBER 30, 1999
                                                      -------------------             -------------------
                                                                     (DOLLARS IN THOUSANDS)
Average loans outstanding                                    41,531                            32,283

Allowance, beginning of period                                  400                               336

Loans charged off during period:
    Commercial                                                   56                                88
    Installment                                                   2                                 0
    Real Estate                                                   0                                 0
    Other                                                         0                                 0
                                                      -------------------             -------------------
    Total charge offs                                            58                                88

Recoveries during period:
    Commercial                                                    3                                 9
    Installment                                                   0                                 6
    Other                                                         0                                 0
                                                      -------------------             -------------------
    Total recoveries                                              3                                15

Net Loans charged off
    during the period                                            55                                73

Additions to allowance for
    possible loan losses                                        105                               110

Allowance, end of period                                        450                               373

Ratio of net loans charged off to
    average Loans outstanding
    during the period                                         0.13%                             0.23%

Ratio of allowance to total
    loans at end of period                                    1.07%                             0.99%

FUNDING SOURCES

         Average deposits for the nine months ended September 30, 2000 were $58,271,000 an increase of 26.57% compared with the average balance for 1999. Average certificates of deposit represented 54.53% of average deposits for the nine months ended September 30, 2000. Average interest checking accounts, money market and savings accounts as a group was 22.52% of average deposits. Average demand deposits represented 22.95% of average deposits.

         The Company has a $200,000 revolving line of credit and an $800,000 term loan with the Pacific Coast Bankers' Bank which mature in May 2001 and May 2005, respectively. The interest rates are floating rates based on the prime lending rate plus seventy five (75) basis points. At September 30, 2000 the Company had drawn $50,000 under the line of credit.

         The Bank has a line of credit through the Federal Reserve Bank of San Francisco's loan and discount facility. The line of credit, currently $4,900,000, is secured by certain of the Bank's investment securities. The Bank may increase the amount available through this facility by pledging additional investment securities and/or loans.

         The Bank has a line of credit from the Federal Home Loan Bank of San Francisco with a maximum borrowing limit on September 30, 2000 of approximately $8,400,000. The line of credit is secured by certain of the Bank's real estate secured loans and investment securities. At September 30, 2000 the Bank had five $1,000,000 advances which bear interest at 4.83%, 6.81%, 6.86%, 6.36% and 7.71%, respectively. The advances mature in October 2003, June 2004, August 2005, January 2028 and June 2030, respectively. Management believes that these advances provide funds at a lower cost than comparable deposits. The Bank did not utilize any short-term borrowings in 2000, 1999 or 1998.


CAPITAL RESOURCES

         The Company maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends. At September 30, 2000, stockholders' equity was $4,498,700 versus $3,797,600 at December 31, 1999. The Company paid ten (10%) percent stock dividends in 1999 and 1998, and a cash dividend of $0.12 per share in 1997. The Bank paid cash dividends totaling $50,000 to the Corporation in both 1999 and 1998; no dividends have been paid in 2000.

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

         Under current rules, all banks were required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 risk-based capital ratio of 10.80% and a total risk-based capital ratio of 11.76% at September 30, 2000, well above the minimum regulatory requirements.

         The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill. The Bank had a leverage capital ratio of 7.17% at September 30, 2000.


LIQUIDITY

         Liquidity represents a bank's ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs. For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers. In the ordinary course of the Bank's business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings. The Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $8,400,000, a $1,000,000 unsecured Federal Funds Purchased line of credit with the Pacific Coast Bankers' Bank and $4,900,000 in funding available through the Federal Reserve Bank's loan and discount facility, to meet temporary liquidity requirements.

         As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 10 percent of total assets ("primary liquidity"), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets. In addition, it seeks to generally limit loans to not more than 90 percent of deposits. Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing. The Bank's primary liquidity at September 30, 2000 was 19.81 percent, while its average loan to deposit ratio for the nine months ended September 30, 2000 was
71.27 percent.

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

         The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate. The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank's net interest margin based on the bank's actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period. At September 30, 2000 the affect of a 2% increase in the federal funds sold rate would result in a 0.70% increase in equity, while a 2% decrease in the federal funds sold rate would result in a 2.6% decrease in equity.

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


INVESTMENT SECURITIES

         The following table sets forth the book and market value of the Bank's investment securities as of September 30, 1999:

                            INVESTMENT PORTFOLIO MIX


                                                         SEPTEMBER 30, 2000
                                                      BOOK               MARKET
                                                     VALUE               VALUE
                                                   ---------           ---------
                                                       (DOLLARS IN THOUSANDS)
Available for Sale:
   Equity Securities                                     615               615
   U. S. Agency Securities                             1,000               978
   State/Local Agency Securities                         564               565
                                                    ---------          --------
                                                       2,179             2,157

Held to Maturity:
   U. S. Agency Securities                             2,499             2,397
   State/Local Agency Securities                       9,052             8,967
                                                    ---------          --------
                                                      11,551            11,363

         The following table summarizes the maturity of the Bank's investment securities at September 30, 2000:

                         INVESTMENT PORTFOLIO MATURITIES
                             (Dollars in thousands)


                                                      OVER 1        OVER 3         OVER 5
                                         1 YEAR       THROUGH       THROUGH        THROUGH        OVER
                                        OR LESS       3 YEARS       5 YEARS       15 YEARS      15 YEARS
                                       -----------   -----------   ----------     ----------    ----------

U.S. Agency securities                    ---           ---           ---           3,477          ---

State/Local Agencies                      ---           ---           ---            ---          9,616

Equity Securities                         615           ---           ---            ---           ---
                                       -----------   -----------   ----------     ----------    ----------

Total                                     615           ---           ---           3,477         9,616

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     None


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        NORTHERN CALIFORNIA BANCORP, INC.

Date:  November 6, 2000             By: /s/ CHARLES T. CHRIETZBERG, JR.
       ----------------                -----------------------------------------
                                        Charles T. Chrietzberg, Jr.
                                        Chief Executive Officer and President

Date:  November 6, 2000             By: /s/ BRUCE N. WARNER
       ----------------                -----------------------------------------
                                        Bruce N. Warner
                                        Chief Financial Officer and
                                        Principal Accounting Officer