Form 10KSB40
period 2000-12-31
NORTHERN CALIFORNIA BANCORP INC
filed 2001-03-23
CIK 1006820

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-KSB

          X Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) for fiscal year ended DECEMBER 31, 2000

          ____ Transition report under Section 13 or 15(d) of the Securities
               Exchange Act of 1934 (No fee required) for the period from __________ to __________

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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB X

         Revenues for the year ended December 31, 2000.       $ 8,486,500.

     As of March 1, 2000, the Corporation had 1,216,677 shares of common stock out-standing. The aggregate market value of voting stock held by non-affiliates of the Corporation was $1,808,500, based on the most recent sale at $3.00 per share on January 3, 2001.

     The following documents are incorporated by reference to the parts indicated of this Form 10-KSB:

     1. Portions of the Independent Auditor's Report for the fiscal year ended December 31, 2000 are incorporated by reference in Part I Item 3 and Part II
Item 6.

                        FORM 10-KSB CROSS REFERENCE INDEX

                                                                                               PAGE
PART I
ITEM 1     Business                                                                               3
ITEM 2     Properties                                                                            16
ITEM 3     Legal Proceedings                                                                     16
ITEM 4     Submission of Matters to a Vote of Security Holders                                   16

PART II

ITEM 5     Market for the Corporation's Common Stock and Related
              Stockholder Matters                                                                17
ITEM 6     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                          19
ITEM 7     Financial Statements and Supplementary Data                                           41
                 Independent Auditors' Report on the Financial Statements                      FS 1
                 Consolidated Balance Sheets at December 31, 1999 and 1998                     FS 2
                 Consolidated Statements of Operations for each of the three
                     years  in the period ended December 31, 1999                            FS 3-4
                 Consolidated Statements of Changes in Stockholders' Equity for
                     each of the three years in the period ended December 31, 1999             FS 5
                 Consolidated Statements of Cash Flows for each of the three years
                     in the period ended December 31, 1999                                   FS 6-7
                 Notes to Consolidated Financial Statements                                 FS 8-33
ITEM 8     Changes in and Disagreements with Accountants and Financial
               Disclosure                                                                        41
PART III

ITEM 9     Directors, Executive Officers, Promoters and Control Persons:
             Compliance with Section 16(a) of the Exchange Act                                   42
ITEM 10    Executive Compensation                                                                44
ITEM 11    Security Ownership of Certain Beneficial Owners and Management                        47
ITEM 12    Certain Relationships and Related Transactions                                        49
ITEM 13    Exhibits and Reports                                                                  50
           Signatures                                                                            51

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

         At December 31, 2000 the Bank had total assets, deposits and shareholders' equity of approximately $83,686,200, $72,266,600 and $5,370,400, respectively. On December 29, 2000 the Bank received on behalf of one of its customers two wire transfers totaling $10,030,000 for deposit to the customer's demand deposit account. These unusual transactions significantly increased both the total assets and deposits at December 31, 2000. The funds remained on deposit until January 12, 2001.

EMPLOYEES

         At December 31, 2000 the Northern California Bancorp, Inc. and its subsidiary Monterey County Bank employed a total of 38 full time equivalent persons.



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

         To compete with the financial institutions in its primary service area, the Bank intends to use the flexibility, which its independent status will permit. Its activities in this regard include an ability and intention to respond quickly to changes in the interest rates paid on time and savings deposits and charged on loans, and to charges imposed on depository accounts, so as to remain competitive in the market place. It also will continue to emphasize specialized services for the small business person and professional, and personal contacts by the Bank's officers, directors and employees. If there are customers whose loan demands exceed the Bank's lending limits, the Bank has the ability to arrange for such loans on a participation basis with other financial institutions. No assurance can be given, however, that the Bank's efforts to compete with other financial institutions in its primary service area will be successful.

         The Bank provides a range of competitive retail and commercial banking services. The deposit services offered include various types of personal and business checking accounts, savings accounts, money market investment accounts, certificates of deposit, and retirement accounts. Lending services include consumer loans, various type of mortgage loans for residential and commercial real estate, personal lines of credit, home equity loans, real estate construction, accounts receivable financing, commercial loans to small and medium size businesses and professionals. The Bank also provides drive-through facilities, at its Monterey and Carmel offices, and night depository facilities for customer convenience. The Bank offers safe deposit box facilities, cashiers' checks, travelers' checks, U.S. Savings Bonds, and wire transfers. The Bank does not provide trust services.

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

         A bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the FRB considers whether the performance of such activities by a bank holding company would offer advantages to the public, which outweigh possible adverse effects.

         The FRB's Regulation "Y" sets out the non-banking activities that are permissible for bank holding companies under the law, subject to the FRB's approval in individual cases. Most of these activities are now permitted for California banks that are well-capitalized. The Corporation and its subsidiaries will also be subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities. The Gramm-Leach-Bliley Act (the "Act") was signed by the President and enacted into law on November 12, 1999. The Act does three fundamental things: 1) it repeals key provisions of the Glass Steagal Act to permit commercial banks to affiliate with investment bank,
2) it substantially modifies the Bank Holding Company Act of 1956 to permit companies that own commercial banks to engage in any type of financial activity and 3) it allows subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves. Management cannot predict what effect these changes will have on the Bank or the Corporation.

         The Corporation will be required to file reports with the FRB and provide such additional information as the FRB may require. The FRB will also have the authority to examine the Corporation and each of its subsidiaries with the cost thereof to be borne by the Corporation. Under California banking law, the Corporation and its subsidiaries are also subject to examination by, and may be required to file reports with, the Superintendent Department of Financial Institutions.

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

         At December 31, 2000, the Bank met the tests to be categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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

         PREMIUMS FOR DEPOSIT INSURANCE

         The FDIC adopted regulations implementing a risk-based premium system required by federal law. Under the regulations which cover the assessment periods commencing on and after January 1, 1994, insured depository institutions are required to pay insurance premiums within a range of 23 cents per $100 of deposits to 31 cents per $100 of deposits depending on their risk classification. The FDIC, effective September 30, 1995, lowered assessments from their rates of $.23 to $.31 per $100 of insured deposits to rates of $.04 to $.31, depending on the health of the bank, as a result of the re-capitalization of the BIF. The FDIC may alter the existing assessment rate structure for deposit insurance and may change the base assessment rate (currently, 4 to 31 basis points per year) by rulemaking with notice and comment. Without notice or comment, the FDIC may increase or decrease the current rate schedule uniformly by as much as 5 basis points, as deemed necessary to maintain the target designated reserve ratio 1.25 percent (fund balance to estimated insured deposits). The insured deposit rates for 2000 were $.00 to $.27, these rates are projected to continue through the first half of 2001.

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

         The FICO assessment rate is adjusted quarterly to reflect changes in the assessment basis of the respective funds based on quarterly Call Report and Thrift Financial Report submissions. The FICO quarterly rates for 2000 were 2.12, 2.08, 2.06 and 2.02. The FICO quarterly rate for the first quarter of 2000 is 1.96.

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

ITEM 2. PROPERTIES

         The main office of the Bank, which also serves as the principal office of the Corporation, is located at 601 Munras Ave., Monterey, California 93940. This facility contains a lobby, executive and customer service offices, teller stations, safe deposit boxes and related non-vault area, vault, operations area, lounge and miscellaneous areas. A drive-through facility and adequate paved parking are also on the premises. Both the land and all improvements thereto are owned by the Bank. The Bank currently operates two branch offices in Carmel and Pacific Grove, California, both within approximately 10 miles from the Bank's main office. The land and improvements dedicated to the Carmel and Pacific Grove branch offices are leased. See Footnote 7 to the Corporation's financial statements included herewith.

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

         The Corporation repurchased 3,754 at prices ranging from $2.70 to $3.00 in 2000, and 11,133 and 3,482 shares of common stock at $3.00 per share in 1999 and 1998, respectively.

         The following table sets forth, according to information known to the Corporation, the price paid per share in, and volume of, transactions in the Bank's stock during the quarters ended March 31, 1998 to December 31, 2000.

            QUARTER/YEAR                  PRICE          VOLUME(1)
            ------------                  -----          ---------
       1st quarter of 1998                2.75                 787
       2nd quarter of 1998                3.00                 300
       3rd quarter of 1998                 ---                   0
       4th quarter of 1998              2.75/3.00            6,328

       1st quarter of 1999                3.00               1,482
       2nd quarter of 1999              3.00/3.50            2,173
       3rd quarter of 1999                3.00               8,606
       4th quarter of 1999                3.00               2,287

       1st quarter of 2000                3.00               1,662
       2nd quarter of 2000                3.00               1,256
       3rd quarter of 2000                3.00                 132
       4th quarter of 2000              2.70-3.00            3,918


(1) For the period presented, the information indicated might not include information on shares which may have been traded directly by shareholders or through dealers.

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

         The Bank's payment of dividends, as a California chartered commercial banking corporation, is regulated by the California Financial Code. Under the California Financial Code, funds available for cash dividend payments by the Bank are restricted to the lessor of: (I) retained earnings; or (ii) the Bank's net income for its last three fiscal years (less any distributions to the stockholders made during such period). As of December 31, 2000 the Bank had $1,744,000 in retained earnings. The Bank's net income for the last three fiscal years less distributions to stockholders was $1,592,400.

              In December 2000, 1999 and 1998 the Corporation paid a ten (10) percent stock dividend. The Bank paid dividends totaling $100,000, $50,000 and $50,000 to the Corporation during 2000, 1999 and 1998, respectively.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

         The following discussion reviews and analyzes the operating results and financial condition of the Corporation, focusing on the Bank. It should be read in conjunction with the financial statements and the other financial data presented elsewhere herein.

         Net income for each of the last three years was $736,300 in 2000, $453,800 in 1999, and $464,200 in 1998. The primary net income per share for each of the last three years was $.60, $.39, and $.41 respectively. The diluted net income per share for the same time periods were $.51, $.32 and $.34, respectively. Return on average shareholders' equity was 16.95%, 12.37% and 14.43% in 2000, 1999 and 1998, respectively. Return on average assets was 1.06%,
 .80%, and .97% in 2000, 1999 and 1998, respectively.

         The increase in earnings in 2000 was due to increases of $596,600 in net interest income after provision for loan losses and $191,300 in other income; partially offset by increases of $290,400 in other expense and $214,900 in income tax expense.

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

                                                             AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------------------------------
                                             2000               1999              1998          1997             1996
                                            ------             ------            ------        ------           ------
                                                  (Dollars in thousands except per share data)
Summary of Operating
Results:

Total interest income                        5,501             4,296             3,757           3,399           3,140
Total interest expense                       2,414             1,761             1,603           1,447           1,334
                                            ------            ------           -------         -------         -------
Net interest income                          3,088             2,535             2,154           1,952           1,807

Provision for possible
   loan losses                                 130               174               130             120              53
                                            ------            ------           -------          ------          ------
Net interest income after
   provision for loan loss                   2,958             2,361             2,024           1,832           1,754

Total other income                           1,446             1,255             1,152           1,074             983
Total other expense                          3,306             3,015             2,585           2,505           2,444
                                            ------            ------           -------          ------          -------
Income (loss) before taxes                   1,098               601               591             402             293
Provision for income tax                       362               147               127             176              80
                                            ------            ------           -------          ------          -------
Net income (loss)                              736               454               464             226             213

Per Common Share Data:

Basic Earnings

Income before extraordinary
item (1)                                      0.60              0.39              0.35            0.20            0.18
Extraordinary Item (1)                         ---               ---              0.06             ---             ---
                                            ------            ------            ------          -------        -------
Net Income (1)                                0.60              0.39              0.39            0.20            0.18

Diluted Earnings
Income before extraordinary
item (2)                                      0.51              0.33              0.29            0.16            0.15
Extraordinary Item (2)                         ---               ---              0.06             ---             ---
                                            ------            ------           -------          ------          -------
Net Income (2)                                0.51              0.33              0.35            0.16            0.15

Book value, end of period                     3.99              3.57              3.30            2.91            2.72
Avg shares outstanding (3)               1,222,822         1,166,134         1,153,070       1,165,964       1,174,829

Balance Sheet Data:

Total loans, net of
   unearned income (4)                      43,239            39,217            28,250          25,606          25,310
Total assets                                83,940            65,214            51,103          46,113          40,799
Total deposits                              72,216            55,563            42,852          39,206          36,167
Stockholders' equity                         4,861             3,993             3,435           3,031           2,898

                                                                AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------------------------------
                                                          2000           1999           1998          1997           1996
                                                         ------         ------         ------        ------         ------
Selected Financial Ratios (5):

Return on average assets                                 1.06%          0.80%          0.97%         0.54%          0.56%
Return on average
   stockholders' equity                                 16.95%         12.37%         14.43%         7.34%          7.25%
Net interest spread                                      4.73%          3.88%          4.45%         4.74%          4.91%

Net interest margin                                      5.59%          4.60%          5.20%         5.42%          5.54%

Avg shareholders' equity
   to average assets                                     6.23%          6.48%          6.73%         7.37%          7.72%

Primary capital to assets
   at end of period                                      6.32%          6.70%          7.32%         7.85%          7.68%

Total loans to total deposits
   at end of period                                     59.88%         70.58%         65.92%        65.31%         65.31%

Allowance to total loans
   at end of period                                      1.05%          1.01%          1.18%         1.04%          1.01%

Nonperforming loans to total
   loans at end of period                                0.03%          0.48%          0.25%         0.81%          1.13%

Net charge-offs to
   average loans                                         0.15%          0.32%          0.23%         0.40%          0.10%

(1) Primary earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock during the year. The weighted average number of shares used for this computation was 1,222,781, for 2000, 1,166,134 for 1999, 1,153,070 for 1998 and 1,165,964 for 1997 and
     1,174,829 for 1996.

(2) Fully diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include employee stock options. The weighted average number of shares used for this computation was 1,430,030, 1,399,500, 1,358,169, 1,378,450 and 1,378,316 in
     2000, 1999, 1998, 1997 and 1996, respectively.

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

                                     YEARS ENDED                     INCREASE (DECREASE)
                                     DECEMBER 31,                      FROM PRIOR YEAR
                             2000      1999        1998        2000/1999              1999/1998
                           ----------------------------     -----------------      ---------------
                                                             AMT          %          AMT       %
                                                (DOLLARS IN THOUSANDS)
Interest Income            5,501     4,296       3,757       1,205      28.05        539     14.35
Interest Expense           2,414     1,761       1,603         653      37.08        158      9.86
                          ------    -------     -------     -------    -------      ------   ------

Net Interest Income        3,087     2,535       2,154         552      21.78        381     17.69

         Net interest income increased $552,600 (21.80%) from 1999 to 2000. Average interest bearing assets increased 24.10%, while the average rate earned increased 38 basis points, resulting in an increase of $1,205,200 in total interest income. Interest expense increased $652,600 the result of a 20.76% increase in average interest bearing liabilities and a 34 basis points increase in the average rate paid. Average interest rates on loans increased 17 basis points. Of the $11,909,000 increase in average earning assets $7,397,000 (62.11%) was in loans.

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

         The following table shows the components of the Bank's net interest income, setting forth, for each of the three years ended December 31, 2000, 1999 and 1998 (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v) the net interest yield on average interest-earning assets (i. e., net interest income divided by average interest-earning assets). Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on non-taxable securities of $253,700, $158,400 and $130,400 in 2000, 1999 and 1998 respectively. Non-accrual loans and overdrafts are included in average loan balances. Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

                                               2000                       1999                        1998
                                       -------------------       ----------------------      ----------------------
                                               INT     AVG                 INT      AVG                INT      AVG
                                        AVG    EARN     %         AVG      EARN       %       AVG      EARN      %
                                        BAL    PAID    RATE       BAL      PAID     RATE      BAL      PAID     RATE
                                       --------------------      -----------------------     -----------------------
                                                                 (DOLLARS IN THOUSANDS)
Interest Earning Assets:
Int-bearing deposits
  at other banks                        164        10   6.36         183        9   5.08          100       6     5.98
Invest securities - Taxable           5,553       396   7.12       3,434      221   6.45        3,642     250     6.86
Invest securities - Non-Taxable       9,325       746   8.00       6,063      463   7.63        4,518     359     7.95
Federal funds sold                    4,776       303   6.35       5,627      278   4.94        5,771     317     5.49
                                     -----------------------     -----------------------      ------------------------

Total investments                    19,818      1455   7.34      15,307      971   6.35       14,031     932     6.64

Loans

  Construction                        3,147       329  10.45       1,977      202  10.24            0       0     0.00
  Real estate                        25,211     2,451   9.72      18,727    1,825   9.74       14,641   1,516    10.36
  Installment                           511        68  13.30         407       53  13.05          508      61    11.96
  Commercial                         12,643     1,451  11.48      13,004    1,397  10.75       12,268   1,378    11.24
                                     -----------------------      ----------------------      ------------------------

Total loans                          41,512     4,299  10.36      34,115    3,478  10.19       27,417   2,955    10.78

Total Interest
  earning assets                     61,330     5,754   9.38      49,422    4,449   9.00       41,449   3,887     9.38
                                     =======================      ======================      ========================

Interest Bearing Liabilities:
Int-bearing demand                    8,917        89   1.00       7,785       79   1.01        6,206      73     1.17
Money market savings                  1,428        26   1.84       1,634       31   1.88        1,623      38     2.31
Savings deposits                      3,185        63   1.98       3,463       68   1.95        2,846      63     2.22
Time deposits GREATER THAN $100M     13,019       764   5.87       9,404      524   5.57        8,042     471     5.86
Time deposits LESS THAN $100M        19,049     1,105   5.80      14,682      815   5.55       12,049     713     5.92
Other Borrowing                       4,402       280   6.36       4,438      273   6.14        4,008     246     6.13
                                     -----------------------      ----------------------      ------------------------
Total interest
  bearing liabilities                49,998     2,328   4.66      41,404    1,788   4.32       34,773   1,603     4.61
                                     =======================      ======================      ========================

Net interest income                             3,426                       2,661                       2,284
Net interest spread                                     4.73                        4.68                          4.77
Net yield on interest
  earning assets                                        5.59                        5.38                          5.51

                                                       2000 VS 1999                         1999 VS 1998
                                                    -----------------                     -----------------
                                                    INCREASE(DECREASE)                    INCREASE(DECREASE)
                                                       DUE TO CHANGES                        DUE TO CHANGES
                                                 ----------------------------             ----------------------------
                                                   AVG        AVG                            AVG      AVG
                                                  VOLUME      RATE       TOTAL             VOLUME     RATE       TOTAL
                                                 -----------------------------            ----------------------------
                                                                      (DOLLARS IN THOUSANDS)
Interest Earning Assets:
Int-bearing deposits
  at other banks                                    (1)        2            1                5       (2)           3
Invest securities - Taxable                         137       38          174             (14)      (14)        (28)
Invest securities - Non-Taxable                     249       34          283              123      (19)         104
Federal funds sold                                 (42)       68           26              (8)      (31)        (39)
                                                 ----------------------------             ---------------------------

Total investments                                   343      141          484              106      (66)          40

Loans

  Construction                                      120        7          127                0       202         202
  Real estate                                       632      (5)          626              423     (115)         308
  Installment                                        14        1           15             (12)         4         (8)
  Commercial                                       (39)       92           53               83      (64)          19
                                                 ----------------------------             ----------------------------

  Total loans                                       726       95          821              494        28         522

Total Interest Earning Assets                      1069      236         1305              599      (38)         562

Interest Bearing Deposits:


Int-bearing demand                                   11      (1)           10               19      (12)           6
Money market savings                                (4)      (1)          (4)                0       (7)         (7)
Savings deposits                                    (5)        1          (4)               14       (9)           4
Time deposits GREATER THAN $100M                    201       39          240               80      (28)          52
Time deposits LESS THAN $100M                       242       48          290              156      (53)         102
Other Borrowing                                     (2)       10            7               26         1          27
                                                 ----------------------------             ----------------------------
Total interest bearing deposits                     444       96          539              294     (109)         185
                                                 ============================             ============================
Net change in net interest                          625      141          766              305        72         377

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses is an expense charged against operating income and added to the allowance for loan losses. The allowance for loan losses represents amounts which have been set aside for the specific purpose of absorbing losses which may occur in the Bank's loan portfolio.

         The allowance for loan losses reflects management's ongoing evaluation of the risks inherent in the loan portfolio both generally and with respect to specific loans, the state of the economy, and the level of net loan losses experienced in the past. Management and the Board of Directors review the results of the State Banking Department and FDIC examinations, independent accountants' observations, and the Bank 's internal review as additional indicators to determine if the amount in the allowance for loan losses is adequate to protect against estimated future losses. It is the Bank 's current practice, which could change in accordance with the factors mentioned above, to maintain an allowance which is at least equal to the sum of the following percentage of loan balances by loan category.

                               LOAN CATEGORY                       RESERVE%

              Classified Loans:
              Loans classified loss                                   100.00%
              Loans classified doubtful                                50.00%
              Loans classified substandard
                   Real Estate Secured                                  5.00%
                   Non Real Estate Secured                             20.00%

              Unclassified Loans:
              Real Estate - Loan to value 80% or less                   0.10%
              Real Estate - Loan to value over 80%                      0.50%
              Real Estate - Construction                                0.15%
              Loans to Individuals                                      3.00%
              Commercial                                                2.00%
              SBA Loans - Unguaranteed portion                          2.00%
              Unfunded Loan Commitments                                  .25%
              Concentration Risk Factor - Real Estate                    .10%
              Economic Risk Factor                                       .25%
              SBA Loans - Guaranteed portion                            0.00%
              Cash Secured Loans                                        0.00%

         Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At the end of 2000, 1999 and 1998, the Bank's allowance stood at 1.05 percent, 1. 01 percent, and 1.18 percent of gross loans, respectively. Provisions were made to the allowance for loan losses in 2000, 1999 and

1998 of $130,000, $174,200, and $130,000, respectively. Loans charged off totaled $68,900 in 2000, $128,600 in 1999, and $75,500 in 1998. Recoveries for
these same periods were $7,400 $18,100, and $12,600.

         The Bank's non performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans was .03 percent .48 percent and .42 percent as of the end of 2000, 1999 and 1998, respectively.

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

NON-INTEREST INCOME

         The following table presents a summary of the Bank's non-interest income:

                                              YEARS ENDED DECEMBER 31,
                                            2000       1999       1998
                                           ------     ------     ------
                                               (DOLLARS IN THOUSANDS)
Service charges on deposit
    accounts                                 418        389        371
Other service charges, commissions
    and fees                                 633        440        398
Income from sales and servicing
    of SBA loans                             394        425        382
                                         -------    -------    -------

    Total non-interest Income              1,445      1,254      1,151

         Total non-interest income increased $191,300 (15.26%) in 2000 when compared with 1999. Service charges on deposit accounts increased $29,100 and other service charges, commissions and fees increased $193,300; while income from sales and servicing of SBA loans decreased $31,000.

         Total non-interest income increased $103,500 (8.99%) in 1999 when compared with 1998. service charges on deposit accounts increased $18,000 and other service charges, commissions and fees increased $42,500. Merchant credit card processing income decreased by $13,800 during 1999 compared to 1998.

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

     The following table presents a summary of the activity in SBA loans for the years ended 2000, 1999 and 1998:

                                         2000           1999          1998
                                     ------------   ------------  -------------

SBA loans authorized                  $ 7,083,000    $ 2,458,000    $ 3,551,800
                                     ============   ============  =============
SBA loans sold                        $ 5,357,900    $ 2,811,900    $ 2,524,100
                                     ============   ============  =============

SUMMARY OF INCOME FROM SALES AND
   SERVICING OF SBA LOANS

                                         2000           1999          1998
                                     ------------   ------------  -------------
Income from premium                   $ 244,900      $ 267,500      $ 192,100
Income from servicing                   150,100        158,000        191,900
Less loan origination expense            (1,000)        (1,000)        (1,600)
                                     ------------   ------------  -------------
Total income from sales and
   servicing of SBA loans             $ 394,000      $ 424,500      $ 382,400
                                     ============   ============  =============

NON-INTEREST EXPENSE

         The following table presents a summary of the Bank's other non-interest expense:

                                             YEARS  ENDED  DECEMBER 31,
                                        -----------------------------------
                                             2000        1999        1998
                                           -------      ------      ------
                                                (DOLLARS IN THOUSANDS)
Salaries and benefits                       1,927       1,742       1,499
Occupancy and equipment expense               304         297         281
Professional fees                              91          74         107
Data Processing                               249         202         193
Other expenses                              1,024         822         620
                                           -------      ------      ------

    Total other Expenses                    3,595       3,137       2,700


         Salary expense increased $184,600 in 2000 as a result of the addition of three full time equivalent staff positions, merit increases and bonus payments. Salary expense increased $242,800 in 1999 as a result of the addition of two positions; a Small Business Administration Lending Officer and a clerical staff position, employee merit increases and bonus payments. Salary expense increased $94,000 in 1998 as a result of the addition of Commercial Lending Officer, employee merit increases and bonus payments

         Occupancy and equipment expenses increased $7,300 in 2000 due to additional premises rental expense. Occupancy and equipment expenses increased $15,600 in 1999, with increases of $10,400 in premises rent, $3,900 in depreciation and $3,700 in equipment rental; while utilities decreased $3,000 and net merchant terminal expense decreased $4,600. Occupancy and equipment expenses increased $30,300 in 1998, with increases of $9,300 in maintenance and repairs, $7,400 in depreciation, $6,000 and $4,400 in utilities.

         Data processing expense increased $47,100 in 2000 as the result of increases in the number of accounts and transaction volumes and the implementation of a debit card program. Data processing expense increased $9,400 in 1999 as the result of increases in the number of accounts and transaction volumes and a 2% cost of living adjustment. In 1998 data processing expense increased $20,300 as the result of increases in the number of accounts and transaction volumes.

         In 2000 professional fees increased $17,100 due to accounting fees related to the quarterly review of the Company's Form 10-QSB filings and third party loan reviews. In 1999 professional fees decreased $32,700 due to a $36,500 decrease in legal fees. The Professional fees increased $21,400 in 1998 when compared to 1997. The Bank recovered $117,100 in legal fees associated with the Bank's settling its name infringement lawsuit against Monterey Bay Bank, this settlement is shown as a extraordinary item on the statement of operations for 1998.

         Other expenses for 2000 totaled $735,300 compared with $671,000 for 1999, an increase of $64,300. Significant changes occurred in the following categories with in increases advertising ($32,500), director fees ($5,500), entertainment/meals ($23,200), donations ($6,800), FDIC & State assessments ($14,300), bank fees ($3,600), ATM expense ($3,200), messenger & freight ($3,100), postage ($4,300), operations losses ($11,400); while decreases occurred in collection expense ($11,300), stationary & supplies ($12,000), insurance ($18,100).

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

         Allocation of federal and state income taxes between current and deferred portions is as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                2000        1999           1998
Current tax provision:
  Federal                                  $ 168,000    $  58,600     $  49,600
  State                                      115,600       57,700        43,900
                                          ----------    ---------     ---------
                                             283,600      116,300        93,500
                                          ----------    ---------     ---------

Deferred tax provision (benefit):
  Federal                                     63,400       22,800       (16,800)
  State                                       14,900        7,900        (2,800)
                                          ----------    ---------      ---------
                                              78,300       30,700       (19,600)
                                          ----------    ---------      ---------
                                           $ 361,900    $ 147,000     $  73,900
                                          ==========    =========     ==========

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

                                            2000       1999         1998
Statutory federal tax rate                 34.00%     39.00%      39.00%
State taxes, net of federal tax benefit     7.20       7.20        7.20
Other, net                                  3.64      (5.10)      (6.16)
                                          -------    -------     --------
     Effective tax rates                   44.84%     41.10%      40.04%
                                          =======    =======     ========

In addition, the Corporation has applied all unused general business tax credit carryforwards for financial reporting and income tax purposes.

The components of the net deferred tax asset, included in other assets, are as follows:

                                                      DECEMBER 31,
                                                   2000           1999
Deferred tax asset
  Federal                                        $154,200       $189,100
  State                                            36,700         59,800
                                                ---------      ----------
Net deferred tax asset                           $190,900       $248,900
                                                =========      ==========

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

                                                       DECEMBER 31,
                                                   2000           1999
Deferred tax assets (liabilities)
  Accrual to cash adjustments                     $53,500        $95,100
  Investments:
    Net unrealized (gain) loss on securities      (46,200)        14,500
  State franchise tax                              51,800         34,100
  Allowance for loan losses                       155,600        119,100
  Depreciation                                    (23,800)       (13,900)
                                               ----------      ----------
    Net deferred tax asset                       $190,900       $248,900
                                               ==========      ==========

As of December 31, 2000 and 1999, management expects all temporary differences to be offset against future taxable income, and no valuation reserve was deemed necessary.

LOANS

         Loans, the largest component of earning assets, represented 67.69% of average earning assets, and 59.76% of average total assets during 2000, compared with 69.03% and 52.30%, respectively during 1999. In 2000, average loans increased 21.68% from $34,114,800 in 1999 to $41,512,100. Average real estate loans increased $6,483,900 (34.62%), average installment loans increased $103,700 (25.48%) and average construction loans increased $1,170,400 (59.20%); while average commercial loans decreased $360,600 (2.77%).

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

         The following table presents the composition of the loan portfolio, including loans held for sale, at December 31 for the last five years.

                                                    YEARS ENDED DECEMBER 31,
                                     ---------------------------------------------------
                                       2000       1999       1998       1997       1996
                                     ---------------------------------------------------
                                                   (DOLLARS IN THOUSANDS)
Commercial and industrial            12,988     11,441     12,084     10,843     10,120
Real estate, construction             2,314      3,459        356        347        ---
Real estate, mortgage                27,802     23,788     15,294     13,921     14,336
Installment                             518        435        390        520        583
Government guaranteed
     loans purchased                    139        145        159        284        307
                                     ---------------------------------------------------
                                     43,760     39,267     28,282     25,914     25,346
Less:
Allowance for possible loan losses     (468)      (400)      (336)      (269)      (254)
Deferred origination fees, net          (41)       (49)       (32)       (40)       (37)
                                     ---------------------------------------------------

     Net Loans                       43,251     38,817     27,914     25,606     25,056
                                     ===================================================

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

         The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as "non-performing loans"):

                                                            AS OF DECEMBER 31,
                                       ---------------------------------------------------------
                                          2000        1999        1998        1997        1996
                                         ------      ------      ------      ------      ------
                                                         (DOLLARS IN THOUSANDS)
Accruing,
PAST DUE 90 DAYS OR MORE:

Real Estate                                  0          63          63         134         209
Commercial                                   0           0           0           0          14
Installment                                  0           0           0           0           0
                                         ------      ------      ------     -------     -------
    Total accruing                           0          63          63         134         223


NONACCRUAL LOANS:

Real Estate                                  0           0           0           0           0
Commercial                                  15         125          57          55          35
Installment                                  0           0           0          21          23
                                         -----       -----       ------     -------     -------
    Total nonaccrual                        15         125          57          76          58

    Total nonperforming                     15         188         120         210         281

Total loans end of period               43,748      39,267      28,282      25,914      25,346

Ratio of nonperforming loans
    to total loans at end of period       0.03%       0.48%       0.42%       0.81%       1.11%

         The low level of non-performing loans is the result of underwriting criteria intended to be conservative, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel). The Bank does not have any foreign loans or loans for highly leveraged transactions.

SUMMARY OF LOAN LOSS EXPERIENCE


                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                 --------------------------------
                                       2000        1999        1998        1997       1996
                                     --------    --------    --------    --------   --------
                                                     (Dollars in thousands)
Average loans
    outstanding                        41,552      34,115      27,414      26,042     24,647

Allowance, beginning
    of period                             400         336         269         254        225

Loans charged off during period:
    Commercial                             67         128          69         101         39
    Installment                             2           0           5           5          5
    Real Estate                             0           0           2           0          0
    Other                                   0           1           0           0          1
                                       ------      ------      ------      ------     ------
    Total charge offs                      69         129          75         106         45

Recoveries during period:
    Commercial                              7          13          12           1          8
    Installment                             0           5           1           1         13
    Other                                   0           0           0           0          0
                                       ------      ------      ------      ------     ------
    Total recoveries                        7          18          13           2         21

Net Loans charged off
    during the period                      62         111          63         104         24

Additions to allowance for
    possible loan losses                  130         174         130         120         53

Allowance, end of period                  468         400         336         269        254

Ratio of net loans charged
    off to average Loans
    outstanding during the
    period                               0.15%       0.32%       0.23%       0.40%      0.10%

Ratio of allowance to total
    at end of period                     1.05%       1.01%       1.18%       1.04%      1.01%


FUNDING SOURCES

         Average deposits increased 23.44% to $59,229,400 in 2000 from $47,982,000 in 1999. In 2000 average certificates of deposit increased 33.14%, average demand deposits increased 23.75% and average interest checking, money market and savings accounts as a group increased 5.03%. Average certificates of deposit represented 54.14% of average deposits in 2000 compared with 50.20% in 1999. Average interest checking, money market and savings accounts as a group were 22.84% of average deposits in 2000 compared with 26.85% in 1999. Average demand deposits represented 23.02% of average deposits in 2000 compared with 22.96% in 1999.

         The Company has a $200,000 revolving line of credit and an $800,000 term loan with the Pacific Coast Bankers' Bank which mature in May 2001 and May 2005, respectively. The interest rates are floating rates based on the prime lending rate plus seventy five (75) basis points. At December 31, 2000 the Company had drawn $75,000 under the line of credit.

         The Bank has lines of credit from the Federal Reserve Bank of San Francisco, the Federal Home Loan Bank of San Francisco and Pacific Coast Bankers' Bank with maximum borrowing limits on December 31, 2000 of $8,457,400, $5,253,700 and $1,000,000, respectively. The Federal Reserve Bank line of credit is secured by certain of the Bank's commercial and real estate loans and municipal securities. The Federal Home Loan Bank line of credit is secured by certain of the Bank's real estate secured loans and investment securities. At December 31, 2000 the Bank had five $1,000,000 advances from the Federal Home Loan Bank, which bear interest at 4.83%, 6.81% and 6.86% and 7.71%, respectively. The advances mature in October 2003, June 2004, August 2005, January 2028 and June 2030, respectively. The Pacific Coast Bankers' Bank line of credit is unsecured. The Bank did not utilize any short term borrowings in 2000, 1999 or 1998.

CAPITAL RESOURCES

         The Corporation maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends. At December 31, 2000, stockholders' equity was $4,861,300 versus $3,993,000 at December 31, 1999. The Corporation issued 10% stock dividends in 2000, 1999 and 1998. The Bank paid cash dividends totaling $100,000, $50,000, and $50,000, to the Corporation in 2000, 1999 and 1998, respectively.

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

         In general, the risk-based capital guidelines provide detailed definitions of which obligations will be treated as capital, and assign different weights to various assets and off-balance sheet items, depending upon the perceived degree of credit risk associated with each asset. Each asset is assigned to one of four risk-weighted categories. For example, 0 percent for cash and unconditionally guaranteed government securities; 20 percent for deposits with other banks and fed funds; 50 percent for state bonds and certain residential real estate loans; and 100 percent for commercial loans and other assets. Capital is categorized as either Tier 1 capital, consisting of common stock and retained earnings (or deficit), or Tier 2 capital, which includes limited-life preferred stock and allowance for loan losses (subject to certain limitations). The guidelines also define and set minimum capital requirements (risk-based capital ratios), which increased over a transition period, ended December 31, 1992. Under the final 1992 rules, all banks were required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 capital ratio of 10.33% and 9.75% at December 31, 2000 and 1999, respectively, and a total risk-based capital ratio of 11.25% and 10.62% at December 31, 2000 and 1999, respectively.

         The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill. The Bank had a leverage capital ratio of 7.17% and 7.14% at December 31, 2000 and 1999, respectively.

LIQUIDITY

         Liquidity represents a bank's ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs. For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers. In the ordinary course of the Bank's business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings. In addition, the Bank has lines of credit from the Federal Reserve Bank of San Francisco of approximately $8,457,400, the Federal Home Loan Bank of San Francisco of approximately $5,253,700 and a $1,000,000 federal funds line of credit with the Pacific Coast Bankers' Bank to meet temporary liquidity requirements.

         As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets ("primary liquidity"), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets. In addition, it seeks to generally limit loans to not more than 90 percent of deposits. Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing. The Bank's primary liquidity at December 31, 2000, 1999 and 1998 was 27.85 percent, 22.32 percent, and 23.92 percent respectively, while its average loan to deposit ratio for such years was 70.09 percent,
71.10 percent and 68.61 percent respectively. On December 29, 2000 the Bank received wire transfers totaling $10,030,000 for credit to two demand deposit accounts. These deposits were temporary in nature, remaining on deposit until January 12, 2001. These temporary deposits inflated the Bank's primary liquidity ratio, adjusting for these deposits the Bank's primary liquidity ratio would have been 18.03%.

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

         The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate. The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank's net interest margin based on the bank's actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period. At December 31, 2000 the affect of a 2% increase in the fed funds rate, expressed as a percentage of equity a positive 5.1%, while a 2% decrease in the fed funds rate was a negative 6.2% of equity. The $10,030,000 deposited on December 29th skewed the models interest rate risk projections, since the temporary deposits were withdrawn on January 12th. A revised projection, eliminating these funds, resulted in a 1.8% positive affect for a 2% increase in the fed funds rate and a 2.9% negative affect for a 2% decrease in the fed funds rate.

         The Corporation's sources of revenues and liquidity are the dividends, tax equalization payments or management fees from the Bank, gains on securities held in a trading account and the line of credit from the Pacific Coast Bankers' Bank. The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law.

INVESTMENT SECURITIES

         The Corporation maintains a trading account, at fair value, consisting of marketable securities. At December 31, 2000 the account value was $168,000. In addition the Corporation has a $40,000 investment in the Community Bank Insurance Agency, LLC which provides various services to Community Banks and their customers.

         The following table sets forth the book and market value of the Bank's investment securities as of December 31, 2000 and 1999:

                                           INVESTMENT PORTFOLIO MIX
                                            (Dollars in thousands)
                                         2000                   1999
                                   -----------------     -----------------
                                   Book       Market     Book       Market
                                   value      value      value      value
                                   ------     ------     ------     ------
Available for sale:
Federal Home Loan Bank Stock          269        269        406        406
Pacific Coast Bankers'
     Bank Stock                       350        350        350        350
State/Local Agencies                4,548      4,745        ---        ---
U.S. Government Agencies            1,963      1,982      1,000        967
                                   ------     ------     ------     ------

Total                               7,130      7,346      1,756      1,723
                                   ======     ======     ======     ======
Held to maturity:
State and Local Agencies            9,052      9,194      6,791      6,194
U.S. Government Agencies            1,999      1,969      2,499      2,383
                                   ------     ------     ------     ------

Total                              11,051     11,163      9,290      8,577
                                   ======     ======     ======     ======

         The following table summarizes the maturity of the Bank's investment securities at December 31, 2000:

                                                INVESTMENT PORTFOLIO MATURITIES
                                                     (Dollars in thousands)
                                       Available for Sale              Held to Maturity
                                    ------------------------      -------------------------
                                    Amortized        Fair          Amortized        Fair
                                      Cost           Value           Cost           Value
                                    ---------      ---------      ----------     ----------
Due between five and ten years      1,962,400      1,982,300       1,999,200      1,969,200

U.S. Government Agencies            4,458,600      4,744,800       9,051,700      9,193,500
                                    ---------      ---------      ----------     ----------
                                    6,511,000      6,727,100      11,050,900     11,162,700

YEAR 2000

         The Corporation did not experience any disruptions associated with the century date change. Management feels that the extensive testing of hardware and mission critical systems and the monitoring of borrowers' Year 2000 readiness limited its exposure to potential disruptions. The Corporation's Year 2000 expenses were $1,300 in 2000, $13,400 in 1999 and $28,800 in 1998.

ITEM 7. FINANCIAL STATEMENTS

        The following consolidated financial statements included in the Consolidated Financial Report issued by Hutchinson and Bloodgood LLP, Certified Public Accountants at the pages indicated are incorporated herein by reference:

Independent Auditors' Report on the Financial Statements                 1

Consolidated Balance Sheets at December 31, 2000 and 1999                2

Consolidated Statements of Operations for each of the three years
in the period ended December 31, 2000                                  3-4

Consolidated Statements of Changes in Stockholders' Equity for
each of the three years in the period ended December 31, 2000            5

Consolidated Statements of Cash Flows for each of the three years
in the period ended December 31, 2000                                  6-7

Notes to Consolidated Financial Statements                            8-33


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
        FINANCIAL DISCLOSURE

         The Company had no disagreements with its independent accountants on any matter of accounting principles, practices or financial statement disclosure during 2000, 1999 or 1998.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The name, age, title and five-year business background of each director, executive officer and significant employee of the Corporation (including the Bank) as of December 31, 2000, are as follows:


Name & Position with Bank               Age     Principal Occupation During Past Five Years
-------------------------               ---     -------------------------------------------
Charles T. Chrietzberg, Jr.             59      Chairman of the Board & Chief Executive Officer of
  Director since 1985,                          Monterey County Bank since 3/87
  Chairman of the Board, President
  & Chief Executive Officer

Sandra G. Chrietzberg                   57      Formerly President and CEO Queen of Chardonnay, Inc.,
  Director, 1988 to 1994 and                    dba La Reina Winery 8/84-12/93
  since 1995

Peter J. Coniglio, Esq.                 71      Partner - Hudson, Martin, Ferrante & Street, Monterey
  Director since 1976

Carla S. Hudson, CPA                    47      Partner - Huey and Hudson, Certified Public Accountants
  Director since 1994

John M. Lotz                            59      President and Chief Executive Officer, of Couroc of Monterey
  Director since 1991                           since 1996.  Real estate developer 1991 - 1996.

Lori L. Arnold                          43      Senior Vice President, Chief Lending Officer of Monterey
  Senior Vice President,                        County Bank since 9/00.  Senior Vice President, Manager
  Chief Lending Officer                         SBA Department of Monterey County Bank 3/99 - 9/00.  Vice
                                                President of Strategic Finance Group 1/98 - 3/99.
                                                Vice President, SBA Department Manager of
                                                Monterey County Bank 9/94 - 1/98.

Bruce N. Warner                         53      Senior Vice President, Chief Financial Officer and Chief
  Senior Vice President,                        Operating Officer of Monterey County Bank since 1993;
  Chief Financial Officer
  and Chief Operating Officer




Andre G. Herrera                        36      Vice President, Corporate Secretary of  Northern California
  Vice President,                               Bancorp, Inc. and Corporate Secretary of Monterey County
  Corporate Secretary                           Bank and since 1/96; Vice President, Manager Management
                                                Information Systems and Merchant Services since 2/94.

Mary Ellen Stanton                      63      Senior Vice President, Loan Administration, Monterey County
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

     Based solely upon a review of the relevant forms furnished to the Bank and the Corporation, except as disclosed below, the Corporation believes that all officers, directors and principal shareholders filed appropriate forms as required by Section 16(a) of the Exchange Act, and related regulations, during 2000.

ITEM 10. EXECUTIVE COMPENSATION

         The following tables sets forth certain information regarding the compensation paid to the officers of the Corporation/Bank whose salary and bonus exceeded $100,000 for 2000.


                                   Annual Compensation                  Long Term Compensation Awards
                                   -------------------      -----------------------------------------------------
                                                               Other      Restricted   Securities
                                                               Annual       Stock      Underlying      All Other
Name & Principal Position               Salary      Bonus   Compensation    Awards    Options/SARs   Compensation
-----------------------------------------------------------------------------------------------------------------
Charles T. Chrietzberg, Jr      2000   $187,713   $160,000   $2,670 (1)      None        10,000       $11,541 (2)
  Chairman, President & CEO     1999   $156,769    160,000    3,578 (1)      None          None        13,109 (2)
                                1998   $156,020    160,000    5,343 (1)      None        25,000        11,776 (2)

Bruce N. Warner                 2000   $ 86,461     49,317   None            None         7,000       None
  Senior Vice President,        1999   $ 78,765     25,888   None            None          None       None
  Chief Financial Officer       1998   $ 74,254     28,385   None            None         5,000       None
  Chief Operating Officer

Andre G. Herrera                2000     94,606     19,726   None            None         5,000       None
  Vice President, Information   1999     86,240     10,355   None            None          None       None
   and Merchant Services        1998     83,650      5,000   None            None         5,000       None


(1)  Represents personal use of company.

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

         The Bank's obligations under the Salary Continuation Agreement are not secured by any segregated amounts, but are informally funded by the purchase of single-premium life insurance policies. The salary continuation expense accrued in 2000, 1999 and 1998 was $11,500, $13,100, and $2,199, respectively. Based upon the current projected earnings of the insurance used to informally fund the Bank's obligations under the Agreement, and the anticipated salary continuation expense to be booked, net of tax benefits, the Bank anticipates (based upon current tax laws and assumptions regarding the yield on alternative investment(s) that the cost of the benefits to be provided under the agreement will not have a material adverse impact on the

Bank's net income after taxes in the future, although no assurance can be given in this regard. The Surviving Income Agreement was terminated upon adoption of the amended Salary Continuation Agreement.

         The following table sets forth certain information concerning the grant of stock options under the Corporation's' 1998 Amended Stock Option Plan to the named executive officer during the year ended December 31, 2000.

                      Option/SAR Grants in Last fiscal Year



                              Number of       Percent of
                              Securities    total options/
                              Underlying     SARs granted    Exercise or
                             Options/Sars    to employees    base price    Expiration
          Name               granted (#)    in fiscal year     ($/Sh)         date
--------------------------   ------------   --------------   -----------   ----------
Charles T. Chrietzberg, Jr     10,000           25.64%          3.30        3/16/05
Bruce N. Warner                 7,000           17.95%          3.00        3/16/05
Loreen L. Arnold                5,000           12.82%          3.00        3/16/05


         The following table sets forth the number of shares of Common Stock acquired by each of the named executive officers upon exercise of stock options during 2000, the net value realized upon exercise, the number of shares of common Stock represented by outstanding stock options held by each of the named executive officers as of December 31, 2000 and the value of such options based on the last transaction in 2000, which the Corporation has knowledge of, and certain information concerning unexercised options under the 1998 Stock Option Plan.

               Aggregated Option/Sar Exercises in Last Fiscal Year
                          and FY-End Options/Sar Values



                                                                                             Value of
                                                               Number of                    Unexercised
                                                              Unexercised                  in-the-Money
                            Shares                          Options/SARs at               Options/SARs at
                         Acquired on       Value               FY-End(#)                     FY-End ($)
        Name             Exercise (#)   Received ($)   Exercisable  Unexercisable    Exercisable  Unexercisable
----------------         ------------   ------------   -----------  -------------    -----------  -------------
Charles T.
Chrietzberg, Jr.             None           None          44,275        None            24,825        None
Bruce N. Warner              None           None          27,665        None            19,495        None
Loreen L. Arnold             None           None           5,500        None             1,500        None


     In 2000, each director received a standard fee of $500 per regular board meeting attended and $150 for each committee meeting attended.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         To the knowledge of the management of the Company, the following shareholders own more than five percent (5%) of the outstanding common stock of the Company, its only class of voting securities.


                                  Amount and Nature of        Percent of
  Name and Address                Beneficial Ownership          Class
---------------------------       --------------------          -----
Charles T. Chrietzberg, Jr.             559,506 (1)             44.37
P.O. Box 1344
Carmel, CA  93921

David S. Lewis, Trust                   127,160                 10.45
30500 Aurora del Mar
Carmel, CA  93923


(1) Includes 44,275 shares subject to employee stock options and 15,221 shares held beneficially for Mr. Chrietzberg and Mrs. Chrietzberg in Individual Retirement Accounts where voting power is shared with the custodian of the account. 316,000 shares of the Common Stock owned by Mr. Chrietzberg are pledged to secure a loan from an unaffiliated bank.

     The following table sets forth similar information regarding the beneficial ownership, both by numerical holding and percentage interest of each of the Company's directors and all of its directors and executive officers as a group. All addresses are in care of the Corporation at 601 Munras Ave. Monterey, CA 93940.


                                Amount and                           Shares
                                Nature of                          Subject to       Percent of
                                Beneficial       Percent of         Purchase       Class without
         Name                   Ownership          Class            Options        Option Shares
--------------------------     -------------     ----------        ----------      -------------
Charles T. Chrietzberg, Jr     559,506(1)(2)(3)    44.37%            44,275           42.35%
Sandra G. Chrietzberg          559,506(2)(3)       44.37%            44,275           42.35%
Peter J. Coniglio               57,734(4)(5)        4.64%            28,820            2.38%
Carla S. Hudson                 24,298(6)           1.97%            18,838            0.45%
John M. Lotz                    15,510(7)           1.26%            12,183            0.27%

All Directors and Executive
  Officers as a group          707,714             52.48%           131,781           47.34%


(1) Includes 44,275 shares subject to his employee stock options. 316,000 shares of the common Stock owned by Mr. Chrietzberg are pledged to secure a loan from an unaffiliated bank. Should he default under such credit, the shares could be acquired by the lender, or sold pursuant to applicable terms of the Uniform Commercial Code, in a transaction that could result in a change of control of the Corporation. Such transaction may require approval under provisions of Federal and California change in bank control laws.

(2) The shares include an aggregate of 15,221 shares held beneficially by Mr. Chrietzberg and Mrs. Chrietzberg in Individual Retirement Accounts, where voting power is also shared with the custodian of the account.

(3)  Includes shares of spouse pursuant to California's community property laws.

(4)  Sole voting power.

(5) Includes 28,820 shares subject to the respective director's stock options. Of the remaining shares 21,927 are held in a family trust controlled by Mr. Coniglio, as to which he has sole voting and investment power, while 6,987 shares are held by Hudson, Martin, Ferrante & Street, a partnership of which Mr. Coniglio is the managing partner, with voting and investment power.

(6) Includes 18,838 shares subject to the respective director's stock options. The remaining shares are held jointly with family members, other than 1,331 shares held in a corporate pension, as to which Ms. Hudson has voting and investment power.

(7) Includes 12,183 shares subject to the respective director's stock options. The remaining shares are held jointly with family members, with shared voting and investment power.

(8) Includes all options included above, plus 27,665 shares subject to options held by executive officers who are not also directors.

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


                                                                   Outstanding as of
                                         Maximum                   December 31, 2000
                                         -------                   -----------------
                                                Percent of                    Percent of
                                                  Equity                        Equity
         Name                     Amount          Capital        Amount         Capital
---------------------------     ----------      ----------     ----------     ----------
Charles T. Chrietzberg, Jr.       4,150            0.09%             0           0.00%
Peter J. Coniglio               916,779(1)        18.97%       916,779(1)       18.97%
Carla S. Hudson                   1,950            0.05%             0           0.00%
John M. Lotz                      2,220            0.06%         2,220           0.04%
David S. Lewis                        0            0.00%             0               0

Directors, Principal
Shareholder, and Officers
as a Group (6 in number)        925,099           19.14%       918,999          19.01%


(1) Included in the extensions of credit to Mr. Coniglio is a loan to the Coniglio Family Partnership, which had an outstanding balance of $883,665 on December 31, 2000.

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

           Filed as exhibit to Form 10KSB dated December 31, 1995.

    3(i)   Articles of Incorporation
           Filed as exhibit to Form 10KSB dated December 31, 1995.

   3(ii)   Bylaws
           Filed as exhibit to Form 10KSB dated December 31, 1995.

  10(i)D   Lease agreement Carmel Branch Office
           Filed as exhibit to Form 10KSB dated December 31, 1995.

 10(ii)A   (1) Employment Contract of Charles T. Chrietzberg, Jr., dated
           January 1, 2000
           Filed as exhibit to Form 10KSB dated December 31, 1999.

           (2) Deferred Compensation Agreement, dated December 31, 1993
           Filed as exhibit to Form 10KSB dated December 31, 1995.

           (3) Northern California Bancorp, Inc. 1998 Stock Option Plan and
           Stock Option Agreements
           Filed as exhibit to Form 10KSB dated December 31, 1998.

           (4) Amendment to the Salary Continuation Agreement Dated
           December 31, 1993
           Filed as exhibit to Form 10KSB dated December 31, 1999.

           (5) Life Insurance Endorsement Method Split Dollar Plan Agreement
           Filed as exhibit to Form 10KSB dated December 31, 1999.

      11   Statement Reference Computation of Per Share Earnings

      21   Subsidiaries


B.  REPORTS

    None

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NORTHERN CALIFORNIA BANCORP, INC.

Date:  March 15, 2001                  By: /s/ Charles T. Chrietzberg, Jr.
                                           -------------------------------------
                                               Charles T. Chrietzberg, Jr.
                                               Chief Executive Officer
                                               and President

Date:  March 15, 2001                  By: /s/ Bruce N. Warner
                                           -------------------------------------
                                               Bruce N. Warner
                                               Chief Financial Officer
                                               and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                   Position                 Date
----                                   --------                 ----
/s/ Charles T. Chrietzberg, Jr.                            March 15, 2001
-------------------------------
Charles T. Chrietzberg, Jr.
Director

/s/ Sandra G. Chrietzberg                                  March 15, 2001
-------------------------------
Sandra G. Chrietzberg
Director

/s/ Peter J. Coniglio                                      March 15, 2001
-------------------------------
Peter J. Coniglio
Director

/s/ Carla S. Hudson                                        March 15, 2001
-------------------------------
Carla S. Hudson
Director

/s/ John M. Lotz                                           March 15, 2001
-------------------------------
John M. Lotz
Director


                   NORTHERN CALIFORNIA BANCORP, INC.
                            AND SUBSIDIARY

                     CONSOLIDATED FINANCIAL REPORT

                YEARS ENDED DECEMBER 31, 2000 AND 1999

                           TABLE OF CONTENTS

                                                                       PAGE
INDEPENDENT AUDITORS' REPORT ON THE FINANCIAL
    STATEMENTS                                                         FS-1


FINANCIAL STATEMENTS

    Consolidated Balance Sheets                                        FS-2
    Consolidated Statements of Operations                       FS-3 - FS-4
    Consolidated Statements of Changes in Shareholders' Equity         FS-5
    Consolidated Statements of Cash Flows                       FS-6 - FS-7
    Notes to Consolidated Financial Statements                  FS-8 - FS-33


                              [LETTERHEAD]

                     INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Northern California Bancorp, Inc.
Monterey, California

We have audited the accompanying consolidated balance sheets of Northern California Bancorp, Inc. and its wholly owned subsidiary, as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern California Bancorp, Inc. and its wholly owned subsidiary, as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with generally accepted accounting principles.


                                  /s/ Hutchinson and Bloodgood LLP

February 10, 2001

                      NORTHERN CALIFORNIA BANCORP, INC.
                                AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2000 AND 1999

                          ASSETS                                                       2000            1999
Cash and due from banks (Note 2)                                                  $  4,306,200     $ 10,745,200
Federal funds sold                                                                  13,050,000               --
                                                                                  ------------     ------------
      Cash and cash equivalents                                                     17,356,200       10,745,200
Time deposits with other financial institutions                                        200,000          200,000
Trading assets (Note 3)                                                                168,000          135,000
Securities available for sale (Note 4)                                               7,346,100        1,723,100
Securities, held to maturity (Note 4)                                               11,050,900        9,290,300
Other investments                                                                       40,000           40,000
Loans, held for sale                                                                 2,549,500          665,300
Loans, net (Notes 6 and 14)                                                         40,701,900       38,152,100
Bank premises and equipment, net (Note 7)                                            1,773,200        1,849,100
Interest receivable and other assets                                                 2,685,700        2,414,300
                                                                                  ------------     ------------

                      Total assets                                                $ 83,871,500     $ 65,214,400
                                                                                  ============     ============

           LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
      Non interest-bearing demand                                                 $ 25,311,200     $ 11,792,700
      Interest-bearing demand                                                       10,651,600        9,519,200
      Savings                                                                        2,963,400        2,470,900
      Time                                                                          18,145,100       19,143,100
      Time in denominations of $100,000 or more                                     15,147,000       12,636,700
                                                                                  ------------     ------------

                      Total deposits                                                72,218,300       55,562,600

Short-term borrowing (Note 8)                                                           75,000          750,000
Long-term debt (Note 8)                                                                800,000               --
Federal Home Loan Bank borrowed funds (Note 9)                                       5,000,000        4,000,000
Interest payable and other liabilities                                                 916,900          908,800
                                                                                  ------------     ------------

                      Total liabilities                                             79,010,200       61,221,400
                                                                                  ------------     ------------

Commitments (Note 11)

Shareholders' equity (Notes 12 and 13)
      Common stock, no stated par value, authorized: 2,500,000 shares
           issued and outstanding: 1,219,671 in 2000 and 1,112,641 in 1999           3,716,700        3,395,400
      Retained earnings                                                              1,054,600          659,600
      Accumulated other comprehensive income (loss)                                     90,000          (62,000)
                                                                                  ------------     ------------

                      Total shareholders' equity                                     4,861,300        3,993,000
                                                                                  ------------     ------------

                      Total liabilities and shareholders' equity                  $ 83,871,500     $ 65,214,400
                                                                                  ============     ============


THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      NORTHERN CALIFORNIA BANCORP, INC.
                                AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                       2000           1999            1998
Interest income
      Loans                                                        $ 4,284,800    $ 3,474,100     $ 2,940,300
      Time deposits with other financial institutions                   10,500          9,300           6,000
      Investment securities                                            902,700        534,500         496,500
      Federal funds sold                                               303,300        277,800         314,100
                                                                   -----------    -----------     -----------
              Total interest income                                  5,501,300      4,295,700       3,756,900
                                                                   -----------    -----------     -----------
Interest expense
      Interest-bearing transaction accounts                            115,600        109,700         110,300
      Savings and time deposit accounts                              1,168,300        882,600         778,700
      Time deposits in denominations of $100,000 or more               763,900        523,500         468,700
      Federal Home Loan Bank and Pacific Coast Bankers' Bank           361,800        272,600         245,600
                                                                   -----------    -----------     -----------
              Total interest expense                                 2,409,600      1,788,400       1,603,300
                                                                   -----------    -----------     -----------

              Net interest income                                    3,091,700      2,507,300       2,153,600
Provision for loan losses (Note 6)                                     130,000        174,200         130,000
                                                                   -----------    -----------     -----------
              Net interest income, after provision for loan losses   2,961,700      2,333,100       2,023,600
                                                                   -----------    -----------     -----------
Other income
      Service charges on deposit accounts                              418,000        388,900         371,000
      Income from sales and servicing of SBA loans (Note 5)            394,000        424,500         382,400
      Other income                                                     633,300        440,600         397,100
                                                                   -----------    -----------     -----------
              Total other income                                     1,445,300      1,254,000       1,150,500
                                                                   -----------    -----------     -----------
Operating expense
      Salaries and employee benefits                                 1,926,700      1,741,900       1,499,100
      Occupancy and equipment expense                                  304,400        297,000         281,300
      Professional fees                                                 91,200         74,100         107,800
      Data processing                                                  249,100        202,300         192,600
      Other general and administrative                                 737,400        671,000         619,600
                                                                   -----------    -----------     -----------
              Total operating expenses                               3,308,800      2,986,300       2,700,400
                                                                   -----------    -----------     -----------
Income before tax provision                                          1,098,200        600,800         473,700
              Income tax provision (Note 10)                           361,900        147,000          73,900
                                                                   -----------    -----------     -----------
          Income before extraordinary item                             736,300        453,800         399,800
          Extraordinary item - litigation settlement
              (net of income tax expense of $52,700) (Note 18)              --             --          64,400
                                                                   -----------    -----------     -----------

Net Income                                                         $   736,300    $   453,800     $   464,200
                                                                   ===========    ===========     ===========


                                  (Continued)


THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        NORTHERN CALIFORNIA BANCORP, INC.
                                 AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                       2000           1999            1998
Earnings per common share

      Basic
        Income before extraordinary item                           $      0.60    $      0.39     $      0.34
        Extraordinary item                                                  --             --            0.06
                                                                   -----------    -----------     -----------
        Net income                                                 $      0.60    $      0.39     $      0.40
                                                                   ===========    ===========     ===========

      Diluted
        Income before extraordinary item                           $      0.51    $      0.32     $      0.29
        Extraordinary item                                                  --             --            0.05
                                                                   -----------    -----------     -----------
        Net income                                                 $      0.51    $      0.32     $      0.34
                                                                   ===========    ===========     ===========


THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        NORTHERN CALIFORNIA BANCORP, INC.
                                 AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                                      ACCUMULATED
                                                                                      OTHER COMPRE-
                                              NUMBER OF     COMMON        RETAINED   HENSIVE INCOME
                                               SHARES        STOCK        EARNINGS        (LOSS)          TOTAL
                                            ------------  -----------    ----------- --------------    -----------
Balance at December 31, 1997                   858,526    $ 2,716,800    $   296,700    $    16,700    $ 3,030,200
                                                                                                       -----------

    Comprehensive income:
       Net income for the year                    --             --          464,200           --          464,200
       Change in net unrealized loss
          on securities and other assets
          net of tax effects                      --             --             -           (48,700)       (48,700)
                                                                                                       -----------
             Total comprehensive income                                                                    415,500
                                                                                                       -----------

    10% common stock dividend                   85,278        255,800       (256,500)          --             (700)
    Repurchase of common stock                  (3,482)       (10,400)          --             --          (10,400)
                                            ------------  -----------    ----------- --------------    -----------

Balance at December 31, 1998                   940,322      2,962,200        504,400        (32,000)     3,434,600
                                                                                                       -----------

    Comprehensive income:
       Net income for the year                    --             --          453,800           --          453,800
       Change in net unrealized loss
          on securities and other assets
          net of tax effects                      --             --             --          (30,000)       (30,000)
                                                                                                       -----------
             Total comprehensive income                                                                    423,800
                                                                                                       -----------

    10% common stock dividend                   99,302        297,900       (298,600)          --             (700)
    Repurchase of common stock                 (11,133)       (34,200)          --             --          (34,200)
    Exercise of stock options                   84,150        169,500           --             --          169,500
                                            ------------  -----------    ----------- --------------    -----------

Balance at December 31, 1999                 1,112,641      3,395,400        659,600        (62,000)     3,993,000
                                                                                                       -----------

    Comprehensive income:
       Net income for the year                    --             --          736,300           --          736,300
       Change in net unrealized gain
          on securities and other assets
          net of tax effects                      --             --             --          152,000        152,000
                                                                                                       -----------
             Total comprehensive income                                                                    888,300
                                                                                                       -----------

    10% common stock dividend                  110,784        332,300       (332,900)          --             (600)
    Repurchase of common stock                  (3,754)       (11,000)          --             --          (11,000)
    Repurchase of stock options                   --             --           (8,400)          --           (8,400)
                                            ------------  -----------    ----------- --------------    -----------

Balance at December 31, 2000                 1,219,671    $ 3,716,700    $ 1,054,600    $    90,000    $ 4,861,300
                                            ============  ===========    =========== ==============    ===========


THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        NORTHERN CALIFORNIA BANCORP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                       2000            1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                     $    736,300    $    453,800     $    464,200
    Adjustments to reconcile net income to net cash
        provided by operating activities:
    Depreciation and amortization expense                               126,900         144,000          139,100
    Amortization of discounts on investment securities                     (700)         (2,800)          (2,300)
    Provision for loan losses                                           130,000         174,200          130,000
    Amortization of deferred servicing premium                            7,400          18,100           13,200
    Amortization of deferred gains on SBA loans                          (1,600)         (3,000)          (4,200)
    Increase in trading assets                                          (33,000)       (135,000)            --
    Increase (decrease) in other liabilities                            (55,800)          3,100          (81,100)
    Increase in other assets                                           (174,300)       (409,700)        (373,100)
    (Increase) decrease in deferred tax asset                            41,200         (16,900)         (19,600)
    Increase in interest payable                                         63,900          88,600           25,600
    Increase in interest receivable                                    (164,400)       (152,100)         (28,200)
                                                                   ------------    ------------     ------------
        Net cash provided by operating activities                       675,900         162,300          263,600
                                                                   ------------    ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of time deposits                                              --          (100,000)            --
    Proceeds from maturity of investment securities                   6,246,500       1,208,400        3,995,000
    Purchase of investments                                         (13,587,700)     (5,522,700)      (4,977,300)
    Net increase in loans                                            (2,549,800)    (11,189,900)      (2,030,100)
    (Increase) decrease in loans held for sale                       (1,884,200)        286,300         (408,200)
    Proceeds from sale of equipment                                        --             1,800             --
    Additions to Bank premises and equipment                            (50,300)       (126,400)        (108,700)
                                                                   ------------    ------------     ------------
        Net cash used by investing activities                       (11,825,500)    (15,442,500)      (3,529,300)
                                                                   ------------    ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                         16,655,700      12,710,900        3,646,100
    Proceeds from borrowings                                          1,125,000         750,000        1,000,000
    Proceeds from exercise of stock options                                  --         169,500             --
    Repurchase of common stock and stock options                        (19,400)        (34,200)         (10,400)
    Cash dividends paid on common stock                                    (700)           (700)            (700)
                                                                   ------------    ------------     ------------
        Net cash provided by financing activities                    17,760,600      13,595,500        4,635,000
                                                                   ------------    ------------     ------------

        Net increase (decrease) in cash and cash equivalents          6,611,000      (1,684,700)       1,369,300

CASH AND CASH EQUIVALENTS, BEGINNING                                 10,745,200      12,429,900       11,060,600
                                                                   ------------    ------------     ------------

CASH AND CASH EQUIVALENTS, ENDING                                  $ 17,356,200    $ 10,745,200     $ 12,429,900
                                                                   ============    ============     ============


THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        NORTHERN CALIFORNIA BANCORP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                       2000            1999             1998
OTHER CASH FLOW INFORMATION

     Interest paid                                                 $ 2,163,300     $ 1,609,000      $ 1,421,600
                                                                   ============    ============     ============

     Income taxes paid                                             $   325,200     $   110,200      $   241,500
                                                                   ============    ============     ============


THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


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

        TIME DEPOSITS WITH OTHER FINANCIAL INSTITUTIONS

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

        A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Substantially all of the Bank's loans which have been identified as impaired have been measured by the fair value of existing collateral.

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

        EARNINGS PER SHARE

        Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method. The weighted average number of shares used in the computation of basic earnings per share was 1,222,822 for 2000, 1,166,134 for 1999, and 1,153,070 for 1998. The weighted average number of shares used in the computation of earnings per share assuming dilution of stock options was 1,430,071 for 2000, 1,399,500 for 1999, and 1,358,169 for 1998. The 10% stock dividend was retroactively reflected in the 1999 and 1998 weighted shares.

        RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. Management evaluated the impact of adopting this Statement on the consolidated financial statements, and determined there was no material impact.

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

        The components of other comprehensive income and related tax effects are as follows:

                                                                        2000            1999             1998
                                                                      --------        ---------        --------
        Unrealized holding gains (losses) on available-for-sale
          securities and other assets                                 $277,900        $ (54,600)       $(88,500)
        Tax effect                                                    (125,900)          24,600          39,800
                                                                      --------        ---------        --------

        Net-of-tax amount                                             $152,000        $ (30,000)       $(48,700)
                                                                      ========        =========        ========

NOTE 2. CASH AND DUE FROM BANKS

        Aggregate reserves (in the form of cash and deposits with the Federal Reserve Bank) of $429,000 were maintained to satisfy federal regulatory requirements at December 31, 2000.

NOTE 3. TRADING ASSETS

        At December 31, 2000 and 1999, trading assets, at fair value, consisted of marketable equity securities in the amount of $168,000 and $135,000, respectively.

NOTE 4. INVESTMENT SECURITIES

        The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

                                                                GROSS          GROSS
                                            AMORTIZED         UNREALIZED     UNREALIZED           FAIR
                                              COST              GAINS          LOSSES             VALUE

                                           -----------------------DECEMBER 31, 2000------------------------
SECURITIES AVAILABLE FOR SALE
  State and Local agencies                 $ 4,548,600         $196,200       $   --           $ 4,744,800
  U.S. Government Agencies                   1,962,400           19,900                          1,982,300
  Federal Home Loan Bank                       269,100             --             --               269,100
  Pacific Coast Banker's
     Bank Stock                                349,900             --             --               349,900
                                           -----------         --------       --------         -----------
       Total securities available
           for sale                        $ 7,130,000         $216,100       $   --           $ 7,346,100
                                           ===========         ========       ========         ===========

SECURITIES HELD TO MATURITY
  State and Local agencies                 $ 9,051,700         $141,800           --           $ 9,193,500
  U.S. Government agencies                   1,999,200             --           30,000           1,969,200
                                           -----------         --------       --------         -----------

       Total securities held to
           maturity                        $11,050,900         $141,800       $ 30,000         $11,162,700
                                           ===========         ========       ========         ===========


                                           -----------------------DECEMBER 31, 1999-----------------------
SECURITIES AVAILABLE FOR SALE
  U.S. Government Agencies                 $ 1,000,000         $   --         $ 32,400         $   967,600
  Federal Home Loan Bank                       405,600             --             --               405,600
  Pacific Coast Banker's
     Bank Stock                                349,900             --             --               349,900
                                           -----------         --------       --------         -----------

       Total securities available
           for sale                        $ 1,755,500         $   --         $ 32,400         $ 1,723,100
                                           ===========         ========       ========         ===========

SECURITIES HELD TO MATURITY
  State and Local agencies                 $ 6,790,900         $   --         $596,800         $ 6,194,100
  U.S. Government agencies                   2,499,400             --          116,700           2,382,700
                                           -----------         --------       --------         -----------

       Total securities held to
           maturity                        $ 9,290,300         $   --         $713,500         $ 8,576,800
                                           ===========         ========       ========         ===========

        The Bank's investment in Federal Home Loan Bank stock is required as part of a borrowing agreement. The stock will be redeemed at par value.

        The amortized cost and fair value of debt securities by contractual maturity at December 31, 2000 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                            AVAILABLE FOR SALE           HELD TO MATURITY
                                         -------------------------   -------------------------
                                          AMORTIZED       FAIR        AMORTIZED       FAIR
                                             COST         VALUE          COST         VALUE
                                         -----------   -----------   -----------   -----------
        Due between five and ten years   $ 1,962,400   $ 1,982,300   $ 1,999,200   $ 1,969,200

        Due after ten years                4,548,600     4,744,800     9,051,700     9,193,500
                                         -----------   -----------   -----------   -----------

                                         $ 6,511,000   $ 6,727,100   $11,050,900   $11,162,700
                                         ===========   ===========   ===========   ===========

Proceeds from maturity and sales of investment securities during 2000 and 1999, respectively, were $6,246,500 and $1,208,400. Realized gains during 2000 and 1999, respectively, were $74,700 and $600.

NOTE 5. SALES AND SERVICING OF SBA LOANS

        A summary of the activity of SBA loans follows:

                                                             YEARS ENDED DECEMBER 31,
                                                      2000              1999              1998
           SBA loans authorized                    $8,125,000        $7,083,000        $2,458,000
                                                   ==========        ==========        ==========

           SBA loans sold                          $4,205,300        $5,357,900        $2,811,900
                                                   ==========        ==========        ==========

        A summary of income from SBA loans sold is as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                      2000              1999              1998
           Income from premiums                    $  244,900        $  267,500        $  192,100
           Income from servicing                      150,100           158,000           191,900
           Less loan origination expense               (1,000)           (1,000)           (1,600)
                                                   ----------        ----------        ----------
              Total SBA sales and service income   $  394,000        $  424,500        $  382,400
                                                   ==========        ==========        ==========

NOTE 6. LOANS AND ALLOWANCE FOR LOAN LOSSES

        A summary of the balances of loans follows:

                                                                    DECEMBER 31,
                                                             2000                 1999
             Commercial and industrial                    $10,438,600          $10,718,500
             Construction                                   2,313,800            3,459,000
             Real estate, mortgage                         27,801,600           23,787,600
             Installment                                      518,500              491,500
             Government guaranteed loans purchased            139,000              144,900
                                                          -----------          -----------
                                                           41,211,500           38,601,500
             Allowance for loan losses                       (468,500)            (400,000)
             Deferred origination fees, net                   (41,100)             (49,400)
                                                          -----------          -----------

                       Loans, net                         $40,701,900          $38,152,100
                                                          ===========          ===========

        The maturities of total loans follows:

                                                                    DECEMBER 31,
                                                             2000                 1999
             Loans with a fixed rate:
               Due within one year                        $ 2,691,300          $ 2,467,800
               Due one to five years                       18,898,200           15,286,700
               Due over five years                          3,211,200            2,814,900
                                                          -----------          -----------
                                                           24,800,700           20,569,400
             Loans with a variable rate                    16,410,800           18,032,100
                                                          -----------          -----------

                      Total loans                         $41,211,500          $38,601,500
                                                          ===========          ===========

        An analysis of the allowance for loan losses follows:

                                                        YEARS ENDED DECEMBER 31,
                                                2000              1999              1998
               Beginning balance              $400,000         $ 336,200          $269,100
               Recoveries                        7,400            18,100            12,600
               Loans charged off               (68,900)         (128,500)          (75,500)
               Provision for loan losses       130,000           174,200           130,000
                                              --------         ---------          --------
                 Ending balance               $468,500         $ 400,000          $336,200
                                              ========         =========          ========

        As of December 31, 2000 and 1999, the recorded investment in impaired loans totaled $981,100 and $610,800 with corresponding valuation allowances of $59,800 and $39,700, respectively. No additional amounts are committed to be advanced in connection with impaired loans.

        For the years ended December 31, 2000 and 1999, the average recorded investment in impaired loans amounted to approximately $409,700 and $176,400, respectively. Non-accrual loans totaled $15,400 and $124,700 at December 31, 2000 and 1999, respectively. If interest on non-accrual loans had been accrued, such income would have approximated $1,100 and $3,900 for 2000 and 1999, respectively.

NOTE 7. BANKING PREMISES AND EQUIPMENT

        A summary of the cost and accumulated depreciation of banking premises and equipment and their estimated useful lives follows:

                                                       DECEMBER 31,              ESTIMATED
                                                 2000               1999        USEFUL LIVES
              Building and land               $   915,400        $   915,400      40 years
              Building improvements               400,200            400,200      40 years
              Leasehold improvements              471,000            469,800     Lease term
              Furniture and equipment           1,297,300          1,351,300     3-8 years
                                              -----------        -----------
                                                3,083,900          3,136,700
              Accumulated depreciation         (1,310,700)        (1,287,600)
                                              -----------        -----------
                                              $ 1,773,200        $ 1,849,100
                                              ===========        ===========

        Depreciation expense of $126,900, $144,000, and $139,100 was included in occupancy and equipment expense for the years ended 2000, 1999, and 1998, respectively.

NOTE 8. SHORT-TERM BORROWING AND LONG-TERM DEBT

        The Corporation's $1,000,000 revolving line of credit borrowing agreement with Pacific Coast Bankers' Bank matured on May 1, 2000. The outstanding balance on the line of credit, $800,000, was converted to a term note, which matures May 1, 2005. The note requires annual principal payments of $80,000 plus quarterly interest payments, and a final payment of $480,000 is due at maturity. The $200,000 which was available under the $1,000,000 revolving line of credit was renewed for one year, with interest due quarterly. Both the term note and the credit line are secured by 611,953 shares of Monterey County Bank stock. The rate of interest is the prime rate as published in the Wall Street Journal (the "Index") plus .750 percentage points over the Index. At December 31, 2000, the interest rate was 10.25% for both loans, and the outstanding principal balances on the term note and line of credit were $800,000 and $75,000, respectively.

NOTE 9. FEDERAL HOME LOAN BANK BORROWINGS

        The Bank entered into an advance and security agreement with the Federal Home Loan Bank of San Francisco on January 21, 1993. At December 31, 2000, the Bank has five $1,000,000 advances, which bear interest at 4.83%, 6.81%, 6.36%, 6.86%, and 7.71%, respectively. The advances are secured by pledged loan principal in the amount of $7,768,000 and investment securities totaling $2,961,500. The advances mature in October 2003, June 2004, August 2005, January 2028, and June 2030, respectively.

NOTE 10. INCOME TAXES

         Allocation of federal and state income taxes between current and deferred portions is as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                          2000          1999          1998
               Current tax provision:
                 Federal                                $168,000      $ 58,600      $ 49,600
                 State                                   115,600        57,700        43,900
                                                        --------      --------      --------
                                                         283,600       116,300        93,500
                                                        --------      --------      --------

               Deferred tax provision (benefit):
                 Federal                                  63,400        22,800       (16,800)
                 State                                    14,900         7,900        (2,800)
                                                        --------      --------      --------
                                                          78,300        30,700       (19,600)
                                                        --------      --------      --------
                                                        $361,900      $147,000      $ 73,900
                                                        ========      ========      ========

         The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

                                                         2000          1999          1998
               Statutory federal tax rate               34.00%        34.00%        34.00%
               State taxes, net of federal tax benefit    7.20          7.20          7.20
               Other, net                                 7.95         (8.80)       (25.60)
                                                        ------        ------        -------
                    Effective tax rates                 49.15%        32.40%        15.60%
                                                        ======        ======        =======

         In addition, the Corporation has applied all unused general business tax credit carryforwards for financial reporting and income tax purposes.

         The components of the net deferred tax asset, included in other assets, are as follows:

                                                                  December 31,
                                                            2000                 1999
         Deferred tax asset
           Federal                                    $  154,200           $  189,100
           State                                          36,700               59,800
                                                      -----------          -----------
         Net deferred tax asset                       $  190,900           $  248,900
                                                      ===========          ===========

         The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:


                                                                  December 31,
                                                             2000                 1999
         Deferred tax assets (liabilities)
           Accrual to cash adjustments                $    53,500          $    95,100
           Investments:
             Net unrealized (gain) loss on securities     (46,200)              14,500
           State franchise tax                             51,800               34,100
           Allowance for loan losses                      155,600              119,100
           Depreciation                                   (23,800)             (13,900)
                                                      ------------         ------------
             Net deferred tax asset                   $   190,900          $   248,900
                                                      ============         ============

         As of December 31, 2000 and 1999, management expects all temporary differences to be offset against future taxable income, and no valuation resrve was deemed necessary.

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

         Rent expense for operating leases is included in occupancy and equipment expense and amounted to approximately $80,200, $72,400, and $83,800 in 2000, 1999, and 1998, respectively.

         At December 31, 2000, approximate future minimum rental commitments for all noncancelable operating leases are as follows:


                     2001        $150,300
                     2002         141,300
                     2003         114,400
                     2004          98,700
                     2005          97,000
                  Thereafter       14,900
                                ----------
                                 $616,600
                                ==========

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

         At December 31, 2000 and 1999, such commitments to extend credit were approximately $7,702,700 and $7,711,000, respectively, of undisbursed lines of credit and undisbursed loans in process.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

         As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Corporation's and the Bank's actual capital amounts and ratios as of December 31, 2000 and 1999 are also presented in the tables.


                                DECEMBER 31, 2000


                                                                                                       Minimum To Be Well
                                                                                Minimum                 Capitalized Under
                                                                                Capital                 Prompt Corrective
                                                           Actual              Requirement              Action Provisions
                                                      -----------------     ------------------        ---------------------
                                                       Amount    Ratio       Amount     Ratio          Amount        Ratio
                                                      -----------------     ------------------        ---------------------
                                                                               (All dollars in thousands)
         Total Capital to Risk Weighted Assets:
           Consolidated                                $5,330     10.4%      $4,097      8.0%             N/A           N/A
           Monterey County Bank                         5,692     11.2%       4,074      8.0%          $5,093         10.0%

         Tier 1 Capital to Risk Weighted Assets:
           Consolidated                                 4,861      9.5%       2,048      4.0%             N/A           N/A
           Monterey County Bank                         5,224     10.3%       2,037      4.0%           3,056          6.0%

         Tier 1 Capital to Average Assets:
           Consolidated                                 4,861      9.5%       2,047      4.0%             N/A           N/A



                                DECEMBER 31, 1999


                                                                                                       Minimum To Be Well
                                                                                Minimum                 Capitalized Under
                                                                                Capital                 Prompt Corrective
                                                           Actual              Requirement              Action Provisions
                                                      -----------------     ------------------        ---------------------
                                                       Amount    Ratio       Amount     Ratio          Amount        Ratio
                                                      -----------------     ------------------        ---------------------
                                                                               (All dollars in thousands)
         Total Capital to Risk Weighted Assets:
           Consolidated                            $4,393      9.5%      $3,701      8.0%             N/A              N/A
           Monterey County Bank                     4,892     10.6%       3,686      8.0%          $4,608            10.0%

         Tier 1 Capital to Risk Weighted Assets:
           Consolidated                             3,993      8.6%       1,851      4.0%             N/A             N/A
           Monterey County Bank                     4,492      9.7%       1,843      4.0%           2,765            6.0%

         Tier 1 Capital to Average Assets:
           Consolidated                             3,993      7.3%       2,185      4.0%             N/A             N/A
           Monterey County Bank                     4,492      7.9%       2,182      4.0%           2,727            5.0%

NOTE 13. STOCK OPTIONS AND STOCK DIVIDENDS

         On June 12, 1998, the 1998 Stock Option Plan was approved by the shareholders. Under the Plan, options may be granted to officers, key employees, and directors of the Corporation and its subsidiaries, so long as a majority of the equity interests of such subsidiary are owned by the Corporation. Incentive Stock Options may be granted at prices not lower than 100% of the fair market value of the common stock on the date of grant. However, an incentive stock option granted to an individual owning 10% or more of the Corporation's stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years. Non-qualified stock options may be granted at prices not lower than 85% of the fair market value of the common stock on the date of grant. The Board of Directors is authorized to determine when options become exercisable within a period not extending 10 years from the date of grant. The maximum number of shares available for issuance under the Plan is 250,000 shares subject to adjustment for stock dividends and stock buy-backs.

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


                                                                 December 31,
                                                       2000          1999          1998
         Net income:
              As reported                          $736,300      $453,800      $464,200
              Pro forma                             719,000       453,800       450,700

         Earnings per share:
              As reported                          $   0.60      $   0.39      $   0.40
              Pro forma                                0.59          0.39          0.39

         Earnings per share,
          assuming dilution for stock options:
              As reported                          $   0.51      $   0.32      $   0.34
              Pro forma                                0.50          0.32          0.33

         The fair value of these options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000 and 1999: risk-free interest rates of 6.21 percent; dividend yield of 4.0 to 4.8 percent; expected option life of 6 years; and volatility of 30 percent.

         At December 31, 2000, options for the purchase of 207,891 shares of the Corporation's common stock were outstanding and exercisable at prices ranging from $1.88 to $3.00. The status of all optioned shares is as follows:


                                                 Shares   Price Range     Weighted Average
                                                                              Remaining
                                                                          contractual Life
                                              ---------- --------------- ------------------
         Outstanding at December 31, 1998       240,350   $2.00 - $3.00     3.6 Years
           Increase due to stock dividend        16,665   $2.07 - $2.48
           Exercised                            (84,150)  $2.00 - $2.07
           Cancelled                            (13,750)  $2.50 - $2.73
                                              ---------
         Outstanding at December 31, 1999       159,115   $2.07 - $2.48     4.3 Years
           Granted                               49,500   $2.73 - $3.00
           Increase due to stock dividend        18,899   $1.88 - $3.00
           Cancelled                            (19,623)  $2.07 - $2.48
                                              ---------
         Outstanding at December 31, 2000       207,891                     3.7 Years
                                              =========

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

         Aggregate loan transactions with related parties are approximately as follows:


         Balance as of December 31, 1998               $  166,800
           New loans                                      895,200
           Repayments                                    (164,500)
                                                      ------------
         Balance as of December 31, 1999               $  897,500
           New loans                                       50,000
           Repayments                                     (28,500)
                                                      ------------
         Balance as of December 31, 2000               $  919,000
                                                      ============

         Related party deposits totaled approximately $173,900 and $196,000 at December 31, 2000 and 1999, respectively.

NOTE 15. EMPLOYEE BENEFIT PLANS

         During 1995, the Corporation established an employee stock ownership plan (ESOP) to invest in the Corporation's common stock for the benefit of eligible employees. The Corporation's contribution to the plan is determined by the Board of Directors. Shares in the plan generally vest after seven years. The Corporation did not make a contribution to the ESOP trust in 2000, 1999, or 1998.

         The Bank has a salary reduction plan under Section 401(K) of the Internal Revenue Code. The plan covers substantially all full-time employees who have completed one year of service with the Bank. Employees are allowed to defer up to 15% of their compensation subject to certain limits based on federal tax laws. Under the provisions of the plan, the Bank's contribution policy is discretionary. No contributions were made by the Bank in 2000, 1999, or 1998.

NOTE 16. REGULATORY MATTERS

         The Corporation is subject to regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Corporation Act. The Bank is subject to regulation, supervision, and regular examination by the California State Banking Department and the FDIC. The regulations of these agencies affect most aspects of the Corporation's business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Corporation's activities, and various other requirements. The Corporation is also subject to certain regulations of the Federal Reserve Bank dealing primarily with check clearing activities, establishment of banking reserves, Truth-in-Lending (Regulation Z), and Equal Credit Opportunity (Regulation B).

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

                  LOANS: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value of performing fixed-rate loans is estimated by discounting future cash flows using the Corporation's current offering rate for loans with similar characteristics. The fair value of performing adjustable-rate loans is considered to be the same as book value. The fair value of nonperforming loans is estimated at the fair value of the related collateral or, when in management's opinion foreclosure upon the collateral is unlikely, by discounting future cash flows using rates which take into account management's estimate of credit risk.

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

         The estimated fair values, and related carrying amounts, of the Corporation's financial instruments as of December 31, 2000 and 1999 are as follows:


                                                             December 31,
                                                   2000                        1999
                                           Carrying       Fair        Carrying        Fair
                                            Amount        Value        Amount         Value
                                        ------------- ------------- ------------- --------------
         Financial Assets:
           Cash and cash equivalents     $17,356,200   $17,356,200   $10,745,200   $10,745,200
           Time deposits                     200,000       200,000       200,000       200,000
           Trading assets                    168,000       168,000       135,000       135,000
           Investment securities,
             available for sale            7,346,100     7,346,100     1,723,100     1,723,100
           Investment securities,
             held to maturity             11,050,900    11,162,700     9,290,300     8,576,800
           Other investments                  40,000        40,000        40,000        40,000
           Loans, held for sale            2,549,500     2,549,500       665,300       665,300
           Loans, net                     40,701,900    39,783,700    38,152,100    37,165,700
           Accrued interest receivable       458,100       458,100       439,800       439,800

         Financial Liabilities:
           Deposits                       72,218,300    72,266,600    55,562,600    55,639,600
           Short-term borrowings              75,000        75,000       750,000       750,000
           Long-term debt                  5,800,000     5,810,200     4,000,000     3,954,000
           Accrued interest payable          534,000       534,000       470,100       470,100


NOTE 18.  EXTRAORDINARY ITEM - LITIGATION SETTLEMENT

         In May 1998, Monterey County Bank entered into a settlement agreement with Monterey Bay Bank, whereby Monterey County Bank agreed to terminate its trade name infringement litigation against Monterey Bay Bank. Under the terms of the settlement Monterey County Bank received a lump sum payment in the amount of $117,100.

NOTE 19.  SUBSEQUENT EVENTS

         On December 29, 2000, the Bank received wire transfers totaling $10.3 million for credit to two demand deposit accounts. These deposits were temporary in nature, remaining on deposit until January 12, 2001.

NOTE 20. NORTHERN CALIFORNIA BANCORP, INC. (PARENT CORPORATION ONLY)

         The following are the financial statements of Northern California Bancorp, Inc. (Parent Corporation only) as of December 31, 2000 and 1999:


                       BALANCE SHEETS

                                                   2000               1999
         ASSETS
           Cash and due from banks                 $   50,900   $   49,800
           Organization costs                            --          1,600
           Investment securities - trading account    168,000      135,000
           Investment in Community Bankers'
             Insurance Agency, LLC                     40,000       40,000
           Deferred tax asset                          73,700       13,200
           Investment in common stock of
             Monterey County Bank                   5,415,300    4,505,700
                                                  ------------ ------------
               Total assets                        $5,747,900   $4,745,300
                                                  ============ ============
         LIABILITIES AND SHAREHOLDERS' EQUITY
           Accounts payable and accrued expenses      $ 8,900   $      200
           Dividend payable                             2,700        2,100
           Note payable                               875,000      750,000
                                                  ------------ ------------
               Total liabilities                      886,600      752,300
           Shareholders' equity                     4,861,300    3,993,000
                                                  ------------ ------------
                                                   $5,747,900   $4,745,300
                                                  ============ ============

NOTE 20. NORTHERN CALIFORNIA BANCORP, INC. (PARENT CORPORATION ONLY)


               STATEMENTS OF INCOME                                 2000         1999         1998
         Equity in income of subsidiary                        $ 780,900    $ 483,100    $ 485,300
         Gain on sale of securities                               34,000        9,500           --
         Miscellaneous income                                      4,000          500           --
         Operating expenses                                      118,300       55,200       29,700
         Applicable taxes (benefit)                              (35,700)     (15,900)      (8,600)
                                                              -----------  -----------  -----------
                   Net income                                  $ 736,300    $ 453,800    $ 464,200
                                                              ===========  ===========  ===========


                      STATEMENTS OF CASH FLOWS

                                                                    2000         1999         1998
         Cash flows from operating activities:

           Net income                                          $ 736,300    $ 453,800    $ 464,200
           Adjustments to reconcile net income to
             net cash used by operating activities:
           Equity in undistributed income of
             Monterey County Bank                               (780,900)    (483,100)    (485,300)
           (Increase) decrease in other assets                   (61,100)       1,500        1,500
           Increase (decrease) in accrued expenses                 8,700         (600)        (700)
           Increase (decrease) in other liabilities                  600       (3,800)      (6,700)
                                                              -----------  -----------  -----------
                   Net cash used by operating activities         (96,400)     (32,200)     (27,000)
                                                              -----------  -----------  -----------
         Cash flows from financing activities:

           Cash dividends received from subsidiary               100,000       50,000       50,000
           Increase in borrowed funds                            125,000      750,000           --
           Cash dividends paid on common stock                      (700)        (700)        (700)
           Increase in investments                              (115,800)    (899,700)          --
           Exercise of stock options                                  --      169,500           --
           Stock repurchase                                      (11,000)     (34,200)     (10,400)
                                                              -----------  -----------  -----------
                   Net cash provided by financing activities      97,500       34,900       38,900
                                                              -----------  -----------  -----------
         Net change in cash and cash equivalents                   1,100        2,700       11,900

         Cash and cash equivalents, beginning of year             49,800       47,100       35,200
                                                              -----------  -----------  -----------
         Cash and cash equivalents, end of year                $  50,900    $  49,800    $  47,100
                                                              ===========  ===========  ===========

         The ability of the Corporation to pay dividends will largely depend upon the dividends paid to it by the Bank. There are legal limitations on the ability of the Bank to provide funds to the Corporation in the form of loans, advances, or dividends.