Form 10QSB
period 2001-03-31
NORTHERN CALIFORNIA BANCORP INC
filed 2001-05-11
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

          ☒      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

          ☐       Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the period from             to

Commission File Number 0-27666

NORTHERN CALIFORNIA BANCORP, INC.
(Name of Small Business Issuer in its Charter)

Incorporated in the State of California
IRS Employer Identification Number 77-0421107
Address:  601 Munras Avenue, Monterey, CA  93940
Telephone: (831) 649-4600

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          As of April 30, 2001, the Corporation had 1,215,855 shares of common stock outstanding.

NORTHERN CALIFORNIA BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	MARCH 31 2001	DECEMBER 31 2000
ASSETS:

Cash and Cash Equivalents	3,563,300	4,306,200
Federal Funds Sold	3,445,000	13,050,000
Due From Bank - Time Deposits	200,000	200,000
Trading Assets	278,600	168,000
Investment Securities, available for sale (Note 1)	12,781,000	7,346,100
Investment Securities, held to maturity (Note 1)	0	11,050,900
Other Investements	32,000	40,000
Loans Held for Sale	2,817,200	2,549,500
Gross Loans (Note 2)	44,118,300	41,211,500
Allowance for Possible Loan Losses (Note 3)	(471,800)	(468,500)
Deferred Origination Fees	(58,500)	(41,100)
Net Loans	43,588,000	40,701,900
Bank Premises and Equipment, Net	1,775,400	1,773,200
Interest Receivable and Other Assets	3,623,100	2,685,700
Total Assets	72,103,600	83,871,500

LIABILITIES AND SHAREHOLDERS' EQUITY:

Total Deposits (Note 4)	59,972,500	72,218,300
Short-term Borrowing	150,000	75,000
Long-term Borrowing	800,000	800,000
Federal Home Loan Bank Borrowed Funds	5,000,000	5,000,000
Interest Payable and Other Liabilities	1,120,400	916,900
Total Liabilities	67,042,900	79,010,200

Shareholders' Equity:

Common Stock - No Par Value
Authorized: 2,500,000 in 2001 and 2000
Outstanding:1,215,855 in 2001 and 1,219,671 in 2000	3,705,200	3,716,700
Retained Earnings	1,272,700	1,054,600
Accumulated Other Comprehensive Income (Loss)	82,800	90,000
Total Shareholders' Equity	5,060,700	4,861,300
Total Liabilities & Shareholders' Equity	72,103,600	83,871,500

NORTHERN CALIFORNIA BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	MARCH 31
	2001	2000
INTEREST INCOME:
Interest and Fees on Loans	1,158,300	1,020,800
Interest on Time Deposits with Financial Institutions	3,300	3,000
Interest on Investment Securities	168,500	175,500
Interest on Federal Funds	121,400	41,700
Total Interest Income	1,451,500	1,241,000

INTEREST EXPENSE:
Interest on Interest-Bearing Transaction Accounts	23,100	27,000
Interest on Savings Accounts	25,300	13,400
Interest on Time Deposits	502,000	428,600
Interest on Other Borrowed Funds	101,400	80,500
Total Interest Expense	651,800	549,500

Net Interest Income	799,700	691,500
PROVISION FOR LOAN LOSSES	10,000	25,000
Net Interest Income After Provision for Possible Loan Losses	789,700	666,500

NONINTEREST INCOME:
Service Charges on Deposit Accounts	121,400	107,500
SBA Loan Sales & Servicing Income	76,400	69,300
Other Operating Income	677,000	443,200
Total Noninterest Income	874,800	620,000

NONINTEREST EXPENSE:
Salaries and Employee Benefits	564,500	466,900
Occupancy and Equipment Expense	77,200	73,300
Professional Fees	39,200	19,400
Data Processing	63,500	62,100
FDIC & State Assessments	10,100	4,900
Other Operating Expenses	539,000	502,400
Income Tax Expense	152,900	35,900
Total Non-interest Expense	1,446,400	1,164,900
NET INCOME (LOSS)	218,100	121,600

Earnings per common share
Primary	0.179	0.099
Diluted	0.152	0.087

NORTHERN CALIFORNIA BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000

	2001	2000
NET INCOME	218,100	121,600
Adjustments to net income:
Depreciation and amortization expense	28,800	31,000
Amortization/Accretion on investments	1,900	(400)
Provision for possible loan losses	10,000	25,000
Increase in deferred servicing premium	0	(5,900)
Amortization of deferred servicing premium	0	12,600
Amortization of deferred income	(500)	(500)
Increase (decrease) in accrued expenses	134,900	(72,600)
(Increase) decrease in other assets	(984,000)	1,221,800
Increase (decrease) in interest payable	61,900	(64,900)
(Increase) decrease in interest receivable	204,900	64,000
Total adjustments to net income	(542,100)	1,210,100

Net cash provided (used) by operations	(324,000)	1,331,700

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of due from time	0	100,000
Proceeds from maturity of investments	1,000,000	100,000
Proceeds from sale of investments	20,405,400	0
Principal payments on investments	2,100	151,700
Purchase of securities	(15,852,200)	(1,799,600)
Net (increase) decrease in loans	(4,738,600)	(3,155,300)
(Increase) decrease in loans held for sale	1,572,700	(311,500)
Proceeds from sale of equipment	300	0
Capital expenditures	(31,300)	(10,400)
Stock Repurchase	(11,500)	0

Net cash provided (used) in investing activities	2,346,900	(5,025,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	(12,245,800)	421,900
Net increase (decrease) in borrowed funds	75,000	50,000

Net cash provided (used) by financing activities	(12,170,800)	471,900

Net increase (decrease) in cash & cash equivalents	(10,147,900)	(3,221,500)
Cash & cash equivalents - beginning of year	17,356,200	10,745,200
Cash & cash equivalents - end of period	7,208,300	7,523,700

See Note 5 for supplemental disclosures

NOTES TO FINANCIAL STATEMENTS

	MARCH 31 2001	DECEMBER 31 2000
(NOTE 1) INVESTMENT SECURITIES:

Available for sale:
U.S. Government Agencies	12,157,600	6,727,100
Other Securities	623,400	619,000
	12,781,000	7,346,100

Held to maturity:
US Government Securities	0	9,051,700
State and Local Agency Securities	0	1,999,200
	0	11,050,900

(NOTE 2) GROSS LOANS:

Commercial and Industrial	14,146,600	10,438,600
Construction	2,097,800	2,313,800
Real Estate - Mortgage	27,094,000	27,801,600
Installment	643,000	518,500
Government Guaranteed Loans Purchased	136,900	139,000
Gross Loans	44,118,300	41,211,500

(NOTE 3) ALLOWANCE FOR POSSIBLE LOAN LOSSES:

Balance at Beginning of Period	468,500	400,000
Recoveries	1,300	7,400
Provision for Possible Loan Losses	10,000	130,000
Loans Charged Off	(8,000)	(68,900)
Balance at End of Period	471,800	468,500

(NOTE 4) DEPOSITS:

Demand	12,356,800	25,311,200
Interest-Bearing Transaction	9,330,300	10,651,600
Savings	5,082,900	2,963,400
Time Under $100,000	18,699,700	18,145,100
Time Equal to or Greater than $100,000	14,502,800	15,147,000
	59,972,500	72,218,300

(NOTE 5) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Payments during the period ending:	3/31/01	3/31/00
Interest	651,800	549,500
Income Taxes	152,900	35,900

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

             The following discussion reviews and analyzes the operating results and financial condition of the Corporation, focusing on the Bank.  It should be read in conjunction with the financial statements and the other financial data presented elsewhere herein.  The Corporation had no activities other than its organization.

             For the three months ended March 31, 2001 net income was $218,100, compared to $121,600 for the same period in 2000.  For the three months ended March 31, 2001 interest income after provision for loan losses increased $123,200, non-interest income increased $254,800, while non-interest expense increased $281,500.

             The following table sets forth certain selected financial ratios of the Corporation at and for the three months ended, March 31, 2001 and 2000.

	The three months Ended March 31, 2001	The three months Ended March 31, 2000
	(Dollars in thousands except per share data)

Summary of Operating Results:

Total interest income	1,451	1,241
Total interest expense	651	550
Net interest income	800	691

Provision for possible loan losses	10	25
Net interest income after provision for loan loss	790	667

Total other income	875	620
Total other expense	1,294	1,129

Income (loss) before taxes	371	158
Provision for income tax	153	36

Net income (loss)	218	122

Per Common Share Data:

Net income - Primary (1)	0.179	0.100
Net income - Diluted (2)	0.152	0.088
Book value, end of period (3)	4.16	3.32
Avg shares outstanding (4)	1,216,564	1,223,425

Balance Sheet Data:

Total loans, net of unearned income (5)	46,877	42,259
Total assets	71,531	65,620
Total deposits	59,973	55,987
Stockholders' equity	5,061	4,064

	The three months Ended March 31, 2001	The three months Ended March 31, 2000
Selected Financial Ratios (4):

Return on average assets (5)	1.19%	0.76%
Return on average stockholders' equity (5)	17.78%	12.03%
Net interest spread	4.23%	4.63%

Net interest margin	4.94%	5.30%

Avg shareholders' equity to average assets	6.67%	6.28%

Risked-Based capital ratios
Tier 1	10.75%	9.46%
Total	11.67%	10.33%
Total loans to total deposits at end of period	78.16%	75.48%

Allowance to total loans at end of period	1.00%	1.00%

Nonperforming loans to total loans at end of period	0.90%	0.21%

Net charge-offs to average loans	0.01%	0.00%

(1)	Primary earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year. The weighted average number of common shares used for this computation was 1,216,564 and 1,223,425 for March 31, 2001 and 2000, respectively.
(2)	Diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,434,436 and 1,394,041 for March 31, 2001 and 2000, respectively.
(3)	Includes loans being held for sale.
(4)	Averages are of daily balances.
(5)	March 31, 2001 calculated on an annualized basis.

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

             Net interest income for the three months ended March 31, 2001 was $799,700 compared to $691,500  for the same period in 2000.  The increase of $108,200 resulted from total interest income increasing $210,500, while total interest expense increased $102,300.  Average interest earning assets increased $9,651,000 (17.27%), while the average rate earned decreased 25 basis points.   Average interest bearing liabilities increased $7,948,000 (16.96%), while the average rate paid increased 15 basis points.

             The following table shows the components of the Bank’s net interest income, setting forth, for each the three months ended March 31, 2001 and 2000, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v)the net interest yield on average interest-earning assets (i. e., net interest income divided by average interest-earning assets).  Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on non-taxable securities of $18,100 and $47,300 for the three months ended March 31, 2001 and 2000, respectively.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

	Three Months Ended March 31,						Twelve Months Ended December 31,
	2001			2000			2000
		Int	Avg		Int	Avg		Int	Avg
	Avg	Earn	%	Avg	Earn	%	Avg	Earn	%
	Bal	Paid	Rate	Bal	Paid	Rate	Bal	Paid	Rate
				(Dollars in thousands)
Interest Earning Assets:
Int-bearing deposits at other banks	200	3	6.53	179	3	6.63	164	10	6.36
Invest securities - Taxable	8,854	146	6.60	4,760	84	7.04	5,553	396	7.12
Invest securities - Non-Taxable	1,528	27	7.16	7,200	139	7.73	9,325	746	8.00
Federal funds sold	9,245	121	5.25	2,928	42	5.69	4,776	303	6.35
Total investments	19,828	298	6.01	15,067	267	7.10	19,818	1455	7.34

Loans
Construction	2276	70	12.34	3399	81	9.50	3,147	329	10.45
Real estate	28,145	666	9.47	25,018	583	9.31	25,211	2,451	9.72
Installment	579	17	11.53	376	10	10.53	511	68	13.30
Commercial	14,035	405	11.55	11,976	348	11.61	12,643	1,451	11.48
Total loans	45,036	1,158	10.29	40,768	1,021	10.02	41,512	4,299	10.36

Total Interest earning assets	64,863	1,456	8.98	55,835	1,288	9.23	61,330	5,754	9.38

Interest Bearing Liabilities:
Int-bearing demand	9,270	23	1.00	8,026	19	0.97	8917	89	1.00
Money market savings	1,302	6	1.85	1,578	7	1.81	1,428	26	1.84
Savings deposits	4,246	19	1.82	2,718	13	1.97	3,185	63	1.98
Time deposits >$100M	15,744	227	5.78	11,548	162	5.61	13,019	764	5.87
Time deposits <$100M	18,357	275	5.98	19,025	267	5.61	19,049	1,105	5.80
Other Borrowing	5,903	100	6.80	4,778	80	6.67	4,402	280	6.36

Total interest bearing liabilities	54,822	651	4.75	47,674	548	4.60	49,998	2,328	4.66

Net interest income		806			740			3,426

Net interest spread			4.23			4.63			4.73

Net yield on interest earning assets			4.97			5.30			5.59

INTEREST SPREAD ANALYSIS (Continued):

	Three Months Ended March 31,			Twelve Months Ended December 31,
	2001 vs 2000			2000 vs 1999
	Increase (Decrease)			Increase (Decrease)
	Due to changes			Due to Changes
	Avg	Avg		Avg	Avg
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest Earning Assets:

Int-bearing deposits at other banks	0	(0)	0	(1)	2	1
Invest securities	72	(10)	62	137	38	174
Federal funds sold	90	(10)	80	(42)	68	26

Total investments	85	(54)	31	286	198	484

Loans
Real estate	73	11	84	578	205	783
Installment	5	1	7	14	1	15
Commercial	60	(2)	58	(37)	171	134
Total loans	107	31	137	697	389	1,086

Total Interest Earning Assets	208	(40)	168	1,008	562	1,570

Interest Bearing Deposits:

Int-bearing demand	3	1	4	11	(1)	10
Money market savings	(1)	0	(1)	(4)	(1)	(4)
Savings deposits	8	(2)	6	(5)	1	(4)
Time deposits >$100M	59	7	66	201	39	240
Time deposits <$100M	(9)	17	8	242	48	290
Other Borrowing	19	2	21	(2)	10	7

Total interest bearing deposits	82	20	102	371	168	539

Net change in net interest	126	(60)	66	637	394	1,031

Provision and Allowance for Loan Losses

             The provision for loan losses is an expense charged against operating income and added to the allowance for loan losses.  The allowance for loan losses represents amounts set aside for the specific purpose of absorbing losses that may occur in the Bank's loan portfolio.

             The allowance for loan losses reflects management's ongoing evaluation of the risks inherent in the loan portfolio both generally and with respect to specific loans, the state of the economy, and the level of net loan losses experienced in the past.  Management and the Board of Directors review the results of the State Banking Department and FDIC examinations, independent accountants' observations, and the Bank's internal review as additional indicators to determine if the amount in the allowance for loan losses is adequate to protect against estimated future losses.  It is the Bank 's current practice, which could change in accordance with the factors mentioned above, to maintain an allowance, which is at least equal to the sum of the following percentage of loan balances by loan category.

Loan Category	Reserve %

Classified Loans:
Loans classified loss	100.00%
Loans classified doubtful	50.00%
Loans classified substandard
Real Estate Secured	5.00%
Non Real Estate Secured	20.00%

Unclassified Loans:
Real Estate - Loan to value 80% or less	0.10%
Real Estate - Loan to value over 80%	0.50%
Real Estate - Construction	0.15%
Loans to Individuals	3.00%
Commercial	2.00%
SBA Loans – Unguaranteed portion	2.00%
Unfunded Loan Commitments	.25%
Concentration Risk Factor – Real Estate	.10%
Economic Risk Factor	.25%
SBA Loans - Guaranteed portion	0.00%
Cash Secured Loans	0.00%

             Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At March 31, 2001 and 2000 the Bank’s allowance stood at 1.00 percent and 1.00 percent of gross loans, respectively.  A provision of $10,000 was made to the allowance during the three months ended March 31, 2001, compared with a provision of $25,000 due the same period in 2000.  Loans charged off during the three months ended March 31, 2001, totaled $8,000, compared to $2,800 in the same period of 2000.  Recoveries for the same periods were $1,300 and $2,100, respectively.

             The Bank’s non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans were 0.90 percent at March 31, 2001 compared with 0.21 percent for the same period in 2000.

             Based upon statistics released by Federal and state banking authorities regarding banks of similar size or otherwise located in California, Management believes that the Bank 's ratios of delinquent and non performing loans to total loans are far better than average.  Prudent collection efforts, and tighter lending controls, are responsible for the Bank’s strong performance on these measures of credit quality.  However, no assurance can be given that the Bank's loan portfolio will continue to measure well against its peers on these ratios and quality measures, or that losses will not otherwise occur in the future.

Non-Interest Income

             Total non-interest income for the three months ended March 31, 2001 was $874,800 compared with $620,000 for the same period in 2000.  The increase of  $254,800 was the result of service charges on deposit accounts increasing $13,900, income from SBA loan sales and servicing increasing $7,100 and income from other service charges, commissions and fees increasing $233,800.  Income from sales of securities accounted for $181,300 of the increase in other service charges, commissions and fees.

             The sale, of Small Business Administration (SBA) guaranteed loans, is a significant contributor to the Bank’s income.  SBA guaranteed loans yield up to 3 3/4% over the New York prime rate, and the guaranteed portions can be sold at premiums, which vary with market conditions.  SBA loans are guaranteed by the full faith of the United States Government from 75 to 80 percent of the principal amount.  The guaranteed portion has risks comparable for an investor to a U. S. Government security and can usually be sold in the secondary financial market, either at a premium or at a yield which allows the Bank to maintain a significant spread for itself.

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

Non-Interest Expense

             Salary and benefits expense for the three months ended March 31, 2001 increased $97,600 compared with the same period in 2000. The increase was due to the addition of two staff positions, employee merit pay increases and bonus accruals.

             Total occupancy and equipment expense for the three months ended March 31, 2001 was $77,200 compared to $73,300 for the same period in 2000.

             Professional fees for the three months ended March 31, 2001 increased $19,800 compared to the same period in 2000.  The increase was due to accounting fees increasing $8,500 and legal fees increasing $11,200.

             Data processing expense for the three months ended March 31, 2001 was $63,500 compared to $62,100 for the same period in 2000.

             Other expenses for the three months ended March 31, 2001 totaled $702,000 compared with $543,200 for the same period in 2000.  Significant changes occurred in the following categories with increases in bank fees ($4,700), FDIC & State assessments ($5,200), meals/entertainment ($6,300), merchant expense ($48,500), security ($4,600), operational losses ($7,200), taxes ($117,000) and decreases in advertising ($8,500), insurance expense ($2,300), business development expense ($2,800), donations ($3,900), miscellaneous expense ($4,900), stationary/supplies expense ($6,100) and telephone expense ($3,300).

LOANS

             Loans represented 68.79% of average earning assets, and 61.20% of average total assets for the three months ended March 31, 2001 compared with 71.29% and 63.44%, respectively during 2000. For the three months ended March 31, 2001, average loans increased 10.46% from $40,768,000 for the same period in 2000 to $45,036,000.  Average commerical loans increased $2,022,000 (16.82%) real estate loans increased $3,128,000 (12.50%), installment loans increased $241,600 (64.05%); while average construction loans decreased $1,123,000 (33.04%).

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

             The Bank is a recognized leader for Small Business Administration lending in Monterey County, and holds SBA’s coveted Preferred Lender Status.  Generally, SBA loans are guaranteed, by the SBA, for 75 to 80 percent of their principal amount, which can be retained in portfolio or sold to investors.  Such loans are made at floating interest rates, but generally for longer terms (up to 25 years) than are available on a conventional basis to small businesses.  The unguaranteed portion of the loans, although generally supported by collateral, is considered to be more risky than conventional commercial loans because they may be based upon credit standards the Bank would not otherwise apply, such as lower cash flow coverage, or longer repayment terms.

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

             The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as "non-performing loans"):

	Three Months Ended March 31,

	2001	2000
	(Dollars in thousands)
Accruing, past due 90 days or more:

Real Estate	0	63
Commercial	0	0
Installment	0	0
Other	0	0
Total accruing	0	63

Nonaccrual Loans:

Commercial	43	25
Installment	0	0
Other	0	0
Total nonaccrual	43	25

Total nonperforming	43	88

Total loans end of period	45,036	42,259

Ratio of nonperforming loans to total loans at end of period	0.09%	0.21%

             These ratios have been maintained as a result of conservative underwriting criteria, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel).  The Bank does not have any foreign loans or loans for highly leveraged transactions.

Summary of Loan Loss Experience

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000
	(Dollars in thousands)
Average loans outstanding	45,081	40,768

Allowance, beginning of period	468	400

Loans charged off during pperiod:
Commercial	8	1
Installment	0	2
Real Estate	0	0
Other	0	0
Total charge offs	8	3

Recoveries during period:
Commercial	1	2
Installment	0	0
Other	0	0
Total recoveries	1	2

Net Loans charged off during the period	7	1

Additions to allowance for possible loan losses	10	25

Allowance, end of period	472	424

Ratio of net loans charged off to average Loans outstanding during the period	0.01%	0.00%

Ratio of allowance to total loans at end of period	1.00%	1.00%

Funding Sources

             Average deposits for the three months ended March 31, 2001 were $62,536,000 an increase of 14.24% compared with the same period in 2000.  Average certificates of deposit represented 54.53% of average deposits for the three months ended March 31, 2001.  Average interest bearing checking, money market and savings accounts as a group was 23.69% of average deposits.  Average demand deposits represented 21.77% of average deposits.

             The Company has a $200,000 revolving line of credit and an $800,000 term loan with the Pacific Coast Bankers' Bank which mature in May 2001 and May 2005, respectively.  The interest rates are floating rates based on the prime lending rate plus seventy five (75) basis points.  At March 31, 2001 the Company had drawn $150,000 under the line of credit.

             The Bank has lines of credit from the Federal Home Loan Bank of San Francisco and Pacific Coast Bankers' Bank with maximum borrowing limits on March 31, 2001 of $7,027,900 and $1,000,000, respectively.  Certain of the Bank’s real estate secured loans and investment securities secure the Federal Home Loan Bank line of credit.  At March 31, 2001 the Bank had five $1,000,000 advances which bear interest at 4.83%, 6.81%,  6.36% and 7.71%, respectively.  The advances mature in October 2003, June 2004, January 2028 and June 2030, respectively.  The Pacific Coast Bankers' Bank line of credit is unsecured.  The Bank did not utilize any short-term borrowings in 2001, 2000 or 1999.

Capital Resources

             The Company maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends.  At March 31, 2001, stockholders’ equity was $5,060,700 versus $4,861,300 at December 31, 2000.  The Company paid a ten (10%) percent stock dividend in 2000, 1999 and 1998.  The Bank paid cash dividends totaling $100,000, $50,000 and $50,000  to the Corporation in 2000, 1999 and 1998.

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

             Under current rules, all banks are required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 risk-based capital ratio of 10.75% and a total risk-based capital ratio of 11.67% at March 31, 2001, well above the minimum regulatory requirements.

             The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill.  The Bank had a leverage capital ratio of 7.53% March 31, 2001.

Liquidity

             Liquidity represents a bank's ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs.  For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank's business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings.  In addition, the Bank has lines of credit from the Federal Home Loan Bank of San Francisco of approximately $7,027,900 and a $1,000,000 federal funds line of credit with the Pacific Coast Bankers’ Bank to meet temporary liquidity requirements.

             As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 10 percent of total assets ("primary liquidity"), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  In addition, it seeks to generally limit loans to not more than 90 percent of deposits.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank's primary liquidity at March 31, 2001 was 25.88 percent, while its average loan to deposit ratio for the three months ended March 31, 2001 was 78.16 percent.

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

             The purpose for asset/liability management is to provide stable net interest income growth by protecting the Bank's earnings from undue interest rate risk.  The Bank expects to generate earnings from increasing loan volume, appropriate loan pricing and expense control and not from trying to accurately forecast interest rates.  Another important function of asset/liability management is managing the risk/return relationships between interest rate risk, liquidity, market risk and capital adequacy.  The Bank gives priority to liquidity concerns followed by capital adequacy, then interest rate risk and market risk in the investment portfolio.  The policy of the Bank will be to control the exposure of the Bank's earnings to changing interest rates by generally maintaining a position within a narrow range around an "earnings neutral position." An earnings neutral position is defined as the mix of assets and liabilities that generate a net interest margin that is not affected by interest rate changes.  However, Management does not believe that the Bank can maintain a totally earnings neutral position.  Further, the actual timing of repricing of assets and liabilities does not always correspond to the timing assumed by the Bank for analytical purposes.  Therefore, changes in market rates of interest will generally impact on the Bank’s net interest income and net interest margin for long or short periods of time.

             The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  At March 31, 2001 the affect of a 2% increase in the federal funds sold rate, expressed, as a percentage of equity, was a positive 2.0%, while a 2% decrease in the fed funds rate was a negative 3.1% of equity.

             The Corporation's sources of revenues and liquidity are the dividends, tax equalization payments or management fees from the Bank, gains on securities held in a trading account and the line of credit from the Pacific Coast Bankers' Bank.  The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law.

Investment Securities

             The following table sets forth the book and market value of the Bank's investment securities at March 31, 2001:

	INVESTMENT PORTFOLIO MIX
	March 31, 2001
	Book Value	Market Value
Available for sale:
Federal Home Loan Bank Stock	273	273
Pacific Coast Bankers' Bank Stock	350	350
U.S. Government Agencies	12,214	12,158

Total	12,837	12,781

             The following table summarizes the maturity of the Bank's investment securities at March 31, 2001:

	INVESTMENT PORTFOLIO MATURITIES
	(Dollars in thousands)
	1 year or less	over 1 through 5 years	over 5 through 10 years	over 10 years
U.S. Government Agency Securities	---	---	3,953	8,261
Other Securities	623	---	---	---
Total	623	---	3,953	8,261

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN CALIFORNIA BANCORP, INC.

Date: May 7, 2001	By:	s/s Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chief Executive Officer
and President

Date: May 7, 2001	By:	s/s Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and
Principal Accounting Officer