Form 10QSB
period 2001-06-30
NORTHERN CALIFORNIA BANCORP INC
filed 2001-08-14
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2001

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

for the period from _____ to _____

Commission File Number 0-27666

NORTHERN CALIFORNIA BANCORP, INC.

(Name of Small Business Issuer in its Charter)

     Incorporated in the State of California

IRS Employer Identification Number 77-0421107

Address:  601 Munras Avenue, Monterey, CA  93940

Telephone: (831) 649-4600

             Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒                    No  ☐

             As of August 3, 2001, the Corporation had 1,215,855 shares of common stock outstanding.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTHERN CALIFORNIA BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	JUNE 30 2001	DECEMBER 31 2000

ASSETS:

Cash and Cash Equivalents	3,675,100	4,306,200
Federal Funds Sold	7,665,000	13,050,000
Due From Bank - Time Deposits	200,000	200,000
Investment Securities, available for sale (Note 1)	11,672,900	7,346,100
Investment Securities, held to maturity (Note 1)	0	11,050,900
Trading Account	316,700	168,000
Other Investments	257,000	40,000
Loans Held for Sale	1,444,100	2,549,500
Gross Loans (Note 2)	44,779,800	41,211,500
Allowance for Possible Loan Losses (Note 3)	(512,300)	(468,500)
Deferred Origination Fees	(72,700)	(41,100)

Net Loans	44,194,800	40,701,900
Bank Premises and Equipment, Net	1,790,600	1,773,200
Interest Receivable and Other Assets	3,842,500	2,685,700

Total Assets	75,058,700	83,871,500

LIABILITIES AND SHAREHOLDERS' EQUITY:

Total Deposits (Note 4)	63,785,900	72,218,300
Short-term Borrowing	200,000	75,000
Long-term Borrowing	1,000,000	800,000
Federal Home Loan Bank Borrowed Funds	4,000,000	5,000,000
Interest Payable and Other Liabilities	933,800	916,900

Total Liabilities	69,919,700	79,010,200

Shareholders' Equity:

Common Stock - No Par Value
Authorized: 2,500,000 in 2001 and 2000
Outstanding:1,215,855 in 2001 and 1,223,425 in 2000	3,705,200	3,716,700
Retained Earnings	1,414,700	1,054,600
Accumulated Other Comprehensive Income (Loss)	19,100	90,000

Total Shareholders' Equity	5,139,000	4,861,300

Total Liabilities & Shareholders' Equity	75,058,700	83,871,500

             NORTHERN CALIFORNIA BANCORP, INC.
AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30

	2001	2000	2001	2000

INTEREST INCOME:
Interest and Fees on Loans	1,151,500	1,063,000	2,309,800	2,083,800
Interest on Time Deposits with Financial Institutions	4,300	1,500	7,600	4,500
Interest on Investment Securities	201,500	233,400	370,000	408,900
Interest on Federal Funds	52,900	61,800	174,300	103,500

Total Interest Income	1,410,200	1,359,700	2,861,700	2,600,700

INTEREST EXPENSE:
Interest on Interest-Bearing Transaction Accounts	35,900	29,000	59,000	56,000
Interest on Savings Accounts	13,400	14,600	38,700	28,000
Interest on Time Deposits	501,500	448,600	1,003,500	877,200
Interest on Other Borrowed Funds	101,400	83,300	202,800	163,800

Total Interest Expense	652,200	575,500	1,304,000	1,125,000

Net Interest Income	758,000	784,200	1,557,700	1,475,700

PROVISION FOR POSSIBLE LOAN LOSSES	40,000	50,000	50,000	75,000

Net Interest Income After Provision for Possible Loan Losses	718,000	734,200	1,507,700	1,400,700

NONINTEREST INCOME:
Service Charges on Deposit Accounts	123,500	101,400	244,900	208,900
SBA Loan Sales & Servicing Income	191,800	88,600	268,200	157,900
Other Operating Income	534,600	491,200	1,211,600	934,400

Total Noninterest Income	849,900	681,200	1,724,700	1,301,200

NONINTEREST EXPENSE:
Salaries and Employee Benefits	536,200	471,600	1,100,700	938,500
Occupancy and Equipment Expense	88,500	70,400	165,700	143,700
Professional Fees	30,000	24,100	69,200	43,500
Data Processing	64,200	61,800	127,700	123,900
FDIC & State Assessments	3,900	4,800	14,000	9,700
Other Operating Expenses	583,000	547,400	1,122,000	1,049,800
Income Tax Expense	120,100	81,500	273,000	117,400

Total Noninterest Expense	1,425,900	1,261,600	2,872,300	2,426,500

NET INCOME (LOSS)	142,000	153,800	360,100	275,400

Earnings Per Common Share
Primary	0.12	0.13	0.30	0.23
Diluted	0.10	0.11	0.25	0.19

NORTHERN CALIFORNIA BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001 AND 2000

	2001	2000

NET INCOME	360,100	275,400
Adjustments to net income:
Depreciation and amortization expense	58,400	57,600
Amortization/Accretion on investments	3,800	1,100
(Gain) loss on sale of securities	(130,100)	(5,300)
Provision for possible loan losses	50,000	75,000
(Increase)decrease in deferred servicing	2,800	10,400
Amortization of deferred income	(1,100)	(1,100)
Increase (decrease) in accrued expenses	214,600	(105,300)
(Increase) decrease in prepaid expenses	(1,290,100)	(694,200)
Increase (decrease) in interest payable	2,600	29,500
(Increase) decrease in interest receivable	131,300	(62,000)
(Increase) decrease in loans held for sale	1,577,200	(778,800)

Total adjustments to net income	619,400	(1,473,100)

Net cash provided (used) by operations	979,500	(1,197,700)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of due from time	0	100,000
Proceeds from maturity of investments	3,999,400	2,330,500
Proceeds from sale of investments	18,417,700	400,600
Purchase of securities	(16,003,300)	(8,914,400)
Net (increase) decrease in loans	(4,014,700)	(1,144,700)
Stock repurchase	(11,500)	0
Capital expenditures	(75,800)	(13,400)

Net cash provided (used) in investing activities	2,311,800	(7,241,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	(8,432,400)	4,161,700
Net increase (decrease) in borrowed funds	(875,000)	50,000

Net cash provided (used) by financing activities	(9,307,400)	4,211,700

Net increase (decrease) in cash & cash equivalents	(6,016,100)	(4,227,400)
Cash & cash equivalents - beginning of year	17,556,200	10,945,200

Cash & cash equivalents - end of period	11,540,100	6,717,800

NOTES TO FINANCIAL STATEMENTS

	JUNE 30 2001	DECEMBER 31 2000

(NOTE 1) INVESTMENT SECURITIES:
Available for sale:
U. S. Government Agencies	11,045,000	6,727,100
Other Securities	627,900	619,000

Total Securities Available for Sale	11,672,900	7,346,100

Held to maturity:
US Government Securities	0	9,051,700
State and Local Agency Securities	0	1,999,200

	0	11,050,900

(NOTE 2) GROSS LOANS:

Commercial and Industrial	11,668,500	10,438,600
Construction	2,646,400	2,313,800
Real Estate - Mortgage	29,462,400	27,801,600
Installment	867,800	518,500
Government Guaranteed Loans Purchased	134,700	139,000

Gross Loans	44,779,800	41,211,500

(NOTE 3) ALLOWANCE FOR POSSIBLE LOAN LOSSES:

Balance at Beginning of Period	468,500	400,000
Recoveries	1,800	7,400
Provision for Possible Loan Losses	50,000	130,000
Loans Charged Off	(8,000)	(68,900)

Balance at End of Period	512,300	468,500

(NOTE 4) DEPOSITS:

Demand	14,122,600	25,311,200
Interest-Bearing Transaction	10,068,700	10,651,600
Savings	4,055,700	2,963,400
Time Under $100,000	21,025,900	18,145,100
Time Equal to or Greater than $100,000	14,513,000	15,147,000

	63,785,900	72,218,300

(NOTE 5) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Payments during the period ending:	6/30/01	6/30/00

Interest	736,700	465,300
Income Taxes	273,000	117,400

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

             The following discussion reviews and analyzes the operating results and financial condition of the Corporation, focusing on the Bank.  It should be read in conjunction with the financial statements and the other financial data presented elsewhere herein.

             For the six months, ended June 30, 2001 net income was $360,100, an increase of $84,700 when compared to the same period in 2000.  The increase in earnings during this period was the result of a $107,000 increase in net interest income after provision for loan losses and a $423,500 increase in non-interest income, partially offset by a $445,800 increase in non-interest expense.

             The following table sets forth certain selected financial ratios of the Corporation at and for the six months ended, June 30, 2001 and 2000.

	For the six months Ended June 30, 2001	For the six months Ended June 30, 2000

	(Dollars in thousands except per share data)

Summary of Operating Results:

Total interest income	2,862	2,601
Total interest expense	1,304	1,125

Net interest income	1,558	1,476

Provision for possible loan losses	50	75

Net interest income after provision for loan loss	1,508	1,401

Total other income	1,725	1,301
Total other expense	2,599	2,309

Income (loss) before taxes	633	393
Provision for income tax	273	117

Net income (loss)	360	275

Per Common Share Data:

Net income - Primary (1)	0.30	0.23
Net income - Diluted (2)	0.25	0.19
Book value, end of period	4.23	3.51
Avg shares outstanding (3)	1,216,208	1,223,425

Balance Sheet Data:

Total loans, net of unearned income (4)	46,151	41,085
Total assets	75,059	69,695
Total deposits	63,786	59,724
Stockholders' equity	5,139	4,299

	For the six months Ended June 30, 2001	For the six months Ended June 30, 2000

Selected Financial Ratios (4):

Return on average assets(5)	0.98%	.82%

Return on average stockholders' equity(6)	14.63%	15.48%

Net interest spread	4.08%	4.66%

Net interest margin	4.82%	5.42%

Avg shareholders' equity to average assets	6.67%	5.32%

Risked-Based capital ratios
Tier 1	10.11%	9.90%
Total	11.04%	10.77%

Total loans to total deposits at end of period	72.35%	68.79%

Allowance to total loans at end of period	1.11%	1.01%

Non-performing loans to total loans at end of period	0.18%	0.06%

Net charge-offs to average loans	0.01%	0.13%

(1)         Primary earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year.  The weighted average number of common shares used for this computation was 1,216,208 and 1,223,425 for June 30, 2001 and 2000, respectively.
(2)         Diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,434,079 and 1,419,936 for June 30, 2001 and 2000, respectively.
(3)         Weighted average common shares.
(4)         Includes loans being held for sale.
(5)         Averages are of daily balances.
(6)         June 30, 2001 calculated on an annualized basis.

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

             Net interest income for the six-month period ended June 30, 2001 was $1,557,700 compared to $1,475,000 for the same period in 2000.  The increase of $82,000 resulted from total interest income increasing $261,000, while total interest expense increased $179,000.  Average interest earning assets increased $7,420,000 (12.72%) with average loans increasing $4,397,000 and investments increasing $3,024,000, while the average rate earned decreased 51 basis points.  The average interest rate earned on loans increased 3 basis points while the average interest rated earned on investments decreased 169 basis points.  Average interest bearing liabilities increased $6,099,000 (12.52%), while the average rate paid increased 14 basis points.

             The following table shows the components of the Bank’s net interest income, setting forth, for each the six months ended June 30, 2001 and 2000 and for the twelve months ended December 31, 2000, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v)the net interest yield on average interest-earning assets (i. e., net interest income divided by average interest-earning assets).  Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on non-taxable securities of $16,500 and $104,500 for the six months ended June 30, 2001 and 2000, respectively.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

	The Six Months Ended June 30,						The Twelve Months Ended December 31,
	2001			2000			2000

	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate

	(Dollars in thousands)

Interest Earning Assets:

Int-bearing deposits at other banks	200	8	7.61	140	5	6.50	164	10	6.36
Invest securities - Taxable	11,678	353	6.05	5,647	206	7.29	5,553	396	7.12
Invest securities - Non-Taxable	552	25	9.09	7,651	307	8.04	9,325	746	8.00
Federal funds sold	7,148	174	4.88	3,325	104	6.23	4,776	303	6.35

Total investments	19,578	560	5.73	16,762	622	7.42	19,818	1455	7.34

Loans
Construction	2,499	145	11.57	3,526	179	10.14	3,147	329	10.45
Real estate	28,658	1,394	9.73	25,220	1,207	9.57	25,211	2,451	9.72
Installment	715	41	11.54	449	27	12.22	511	68	13.30
Commercial	14,099	730	10.36	12,379	671	10.84	12,643	1,451	11.48

Total loans	45,971	2,310	10.05	41,575	2,084	10.02	41,512	4,299	10.36

Total Interest earning assets	65,549	2,870	8.76	58,337	2,705	9.27	61,330	5,754	9.38

Interest Bearing Liabilities:
Int-bearing demand	9,302	47	1.00	8,406	42	0.99	8,917	89	1.00
Money market savings	1,350	13	1.86	1,580	14	1.81	1,428	26	1.84
Savings deposits	4,108	39	1.89	2,832	28	1.98	3,185	63	1.98
Time deposits >$100M	15,065	437	5.80	11,893	337	5.67	13,019	764	5.87
Time deposits <$100M	19,271	567	5.88	19,197	540	5.62	19,049	1,105	5.80
Other Borrowing	5,717	201	7.03	4,805	162	6.74	4,402	280	6.36

Total interest bearing liabilities	54,813	1,302	4.75	48,714	1,123	4.61	49,998	2,328	4.66

Net interest income		1,568			1,582			3,426
Net interest spread			4.01			4.66			4.73
Net yield on interest earning assets			4.78			5.42			5.59

	Six Months Ended June 30, 2001vs 2000			Twelve Months Ended December 31, 2000 vs 1999
	Increase(Decrease) Due to changes			Increase(Decrease) Due to Changes

	Avg Volume	Avg Rate	Total	Avg Volume	Avg Rate	Total

	(Dollars in thousands)

Interest Earning Assets:

Int-bearing deposits at other banks	2	1	3	(1)	2	1
Invest securities - Taxable	220	(72)	147	137	38	174
Invest securities - Non-Taxable	(285)	3	(282)	249	34	283
Federal funds sold	119	(48)	71	(42)	68	26

Total investments	56	(117)	(61)	343	141	484

Loans
Construction	(52)	18	(34)	104	50	154
Real estate	165	22	187	578	205	783
Installment	16	(2)	14	14	1	15
Commercial	93	(33)	60	(37)	171	134

Total loans	222	4	226	658	428	1,086

Total Interest Earning Assets	278	(113)	165	1,001	569	1,570

Interest Bearing Liabilities:
Int-bearing demand	4	0	4	11	(1)	10
Money market savings	(2)	0	(2)	(4)	(1)	(4)
Savings deposits	13	(2)	11	(5)	1	(4)
Time deposits >$100M	90	10	100	201	39	240
Time deposits <$100M	2	25	27	242	48	290
Other Borrowing	31	8	39	(2)	10	7

Total interest bearing liabilities	138	42	180	445	96	540

Net change in net interest	140	(155)	(15)	556	473	1,030

Provision and Allowance for Loan Losses

             The provision for loan losses is an expense charged against operating income and added to the allowance for loan losses.  The allowance for loan losses represents amounts, which have been set aside for the specific purpose of absorbing losses, which may occur in the Bank's loan portfolio.

             The allowance for loan losses reflects management's ongoing evaluation of the risks inherent in the loan portfolio both generally and with respect to specific loans, the state of the economy, and the level of net loan losses experienced in the past.  Management and the Board of Directors review the results of the California Department of Financial Institutions and FDIC examinations, independent accountants' observations, and the Bank 's internal review as additional indicators to determine if the amount in the allowance for loan losses is adequate to protect against estimated future losses.  It is the Bank 's current practice, which could change in accordance with the factors mentioned above, to maintain an allowance that is at least equal to the sum of the following percentage of loan balances by loan category.

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

             Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At June 30, 2001 and 2000 the Bank’s allowance stood at 1.11 and 1.01 percent, respectively.  A provision of $50,000 was made to the allowance during the six months ended June 30, 2001 compared with $75,000 in the same period in 2000.   Charged off loans during the six months ended June 30, 2001 and 2000 totaled $8,000 and $58,000 respectively.  Recoveries for the same periods were $1,800 and $2,500, respectively.

             The Bank’s non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans were 0.18 percent at June 30, 2001 compared with 0.06 percent at June 30, 2000.

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

Non-Interest Income

             Total non-interest income for the six months ended June 30, 2001 was $1,724,700, compared with $1,301,200 for the same period in 2000.  The increase of  $423,500 was the result of a $277,200 increase in income from other operating income, a $36,000 increase in service charges on deposit accounts and an increase of $110,300 in SBA loan sales and servicing.  The significant increase in other operating income was due primarily to gains on sales of securities of $119,500 and commercial banking loan origination fees of $57,750.

             The sale of Small Business Administration (SBA) guaranteed loans is a significant contributor to the Bank’s income.  SBA guaranteed loans yield up to 3 3/4% over the New York prime rate, and the guaranteed portions can be sold at premiums, which vary with market conditions.  SBA loans are guaranteed by the full faith of the United States Government from 75 to 80 percent of the principal amount.  The guaranteed portion has risks comparable for an investor to a U. S. Government security and can usually be sold in the secondary financial market, either at a premium or at a yield which allows the Bank to maintain a significant spread for itself.

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

Non-Interest Expense

             Salary and benefits expense for the six months ended June 30, 2001 increased $165,700 compared with the same period in 2000.  The Bank added to its employee benefits program a matching of employee contributions to its 401K Plan, matching 100% of each employees contribution up to 6% of the employees earnings; this accounted for $32,800 of the increase in salary and benefits.  The remainder of the increase was due primarily to employee merit pay increases, bonus accruals, and an increase of two full time equivalent staff positions.

             Total occupancy and equipment expense for the six months ended June 30, 2001 was $165,700 compared to $143,700 for the same period in 2000.  The increase was due to leasing additional office space in Monterey and increases under existing lease agreements.

             For the six months ended June 30, 2001 professional fees were $69,200 compared with $43,500 the same period in 2000.  Accounting/audit fees increased $12,200 and legal fees increased $13,500.

             Data processing for the six months ended June 30, 2001 increased $3,900 compared to the same period in 2000.

             Other expenses for the six months ended June 30, 2001 totaled $1,408,500 compared with $1,174,100 for the same period in 2000.  Significant changes occurred in the following categories with increases in merchant expense of $68,700, collection expense $3,700, bank fees $7,900, security $5,000, entertainment & meals expense $4,700, loan expense $3,600, FDIC and State assessments $4,300 and income tax $155,600 with decreases in advertising expense $5,300, miscellaneous $6,500, business development expense $3,000, subscriptions $3,100 and telephone expense $3,000.

LOANS

             Loans represented 69.91% of average earning assets, and 62.31% of average total assets for the six months ended June 30, 2001, compared with 71.27% and 62.15%, respectively during 2000.  For the six months ended June 30, 2001 average loans increased 10.58% from $41,575,000 for the same period in 2000 to $45,971,000.  Average installment loans increased $266,000 (59.26%), average commercial loans increased $1,720,000 (13.98) and average real estate loans increased $3,438,000 (13.63%), while construction loans decreased $1,027,000 (29.13%).

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

             The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as "non-performing loans"):

	Six Months Ended June 30,
	2001	2000

	(Dollars in thousands)

Accruing, past due 90 days or more:

Real Estate	0	0
Commercial	0	0
Installment	0	0
Other	0	0

Total accruing	0	0

Nonaccrual Loans:

Real Estate	0	0
Commercial	83	25
Installment	0	0
Other	0	0

Total non-accrual	83	25

Total non-performing	83	25

Total loans end of period	46,224	40,666

Ratio of non-performing loans to total loans at end of period	0.18%	0.06%

             These ratios have been maintained as a result of a strengthening of underwriting criteria, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel).  The Bank does not have any foreign loans or loans for highly leveraged transactions.

Summary of Loan Loss Experience

	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000

	(Dollars in thousands)

Average loans outstanding	45,971	41,575

Allowance, beginning of period	468	400

Loans charged off during period:
Commercial	8	56
Installment	0	2
Real Estate	0	0
Other	0	0

Total charge offs	8	58

Recoveries during period:
Commercial	1	2
Installment	1	0
Other	0	0

Total recoveries	2	2

Net Loans charged off during the period	6	56

Additions to allowance for possible loan losses	50	75

Allowance, end of period	512	419

Ratio of net loans charged off to average Loans outstanding during the period	0.01%	0.13%

Ratio of allowance to totalloans at end of period	1.11%	1.00%

Funding Sources

             Average deposits for the six months ended June 30, 2001 were $62,283,000 an increase of 9.10% compared with the average balance for 2000.  Average certificates of deposit represented 55.13% of average deposits for the six months ended June 30, 2001.  Average interest bearing checking, money market and savings accounts as a group were 23.70% of average deposits.  Average demand deposits represented 21.17% of average deposits.

             The Company has a $1,000,000 term loan with United Security Bank with a maturity of July 5. 2011.  The interest rate is a floating rate based on United Security Bank’s reference rate plus seventy five (75) basis points.  Interest is payable monthly, with quarterly principal payments of  $27,777.77 beginning October 5, 2002.

             The Company has a $200,000 revolving line of credit with the Pacific Coast Bankers' Bank which matures in July 2001.  The interest rate is a floating rate based on the prime lending rate plus seventy five (75) basis points.  At June 30, 2001 the line of credit was fully advanced.

             The Bank has a line of credit from the Federal Home Loan Bank of San Francisco with a maximum borrowing limit on June 30, 2001 of approximately $10,000,000.  Certain of the Bank’s real estate secured loans and investment securities secure the line of credit.  At June 30, 2001 the Bank had four $1,000,000 advances which bear interest at 4.83%, 6.81%,  6.86% and 7.71%, respectively.  The advances mature in October 2003, June 2004, August 2005 and June 2030, respectively.  The Bank did not utilize any short-term borrowings in 2000, 1999 or 1998.

             The Bank has a $105,000 letter of credit issued by the Federal Home Loan Bank of San Francisco to secure the uninsured portion of local agency deposits maintained with the Bank.  The letter of credit matures April 17, 2006.

Capital Resources

             The Bank maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends.  At June 30, 2001, stockholders’ equity was $5,139,000 versus $4,861,300 at December 31, 2000. The Company paid a ten (10%) percent stock dividend in 2000, 1999 and 1998.  The Bank paid cash dividends to the Corporation totaling  $100,000 during the six months ended June 30, 2001, $100,000, and $50,000 in 2000 and 1999, respectively.

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

             Under current rules, all banks were required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 risk-based capital ratio of 10.11% and a total risk-based capital ratio of 11.04% at June 30, 2001 well above the minimum regulatory requirements.

             The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill.  The Bank had a leverage capital ratio of 7.54% at June 30, 2001.

Liquidity

             Liquidity represents a bank's ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs.  For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank's business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings. The Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $10,000,000 and a $2,500,000 unsecured Federal Funds Purchased line with the Pacific Coast Bankers' Bank to meet temporary liquidity requirements.

             As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets ("primary liquidity"), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  In addition, it seeks to generally limit loans to not more than 90 percent of deposits.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank's total liquidity at June 30, 2001 was 30.55 percent; while its average loan to deposit ratio for the six months ended June 30, 2000 was 73.81 percent.

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

             The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  At June 30, 2001 the affect of a 2% increase in the federal funds sold rate would result in a 4.6% increase in equity.  A 2% decrease in the federal funds sold rate would result in a 4.9% decrease in equity.

Investment Securities

             The following table sets forth the book and market value of the Bank's investment securities at June 30, 2001:

                                                                                                                        INVESTMENT PORTFOLIO MIX

	Book Value	Market value

	(Dollars in thousands)

Available for sale:
Federal Home Loan Bank Stock	278	278
Pacific Coast Bankers' Bank Stock	350	350
U.S. Government Agencies	11,216	11,045

Total	11,844	11,673

             The following table summarizes the maturity of the Bank's investment securities at June 30, 2001:

	INVESTMENT PORTFOLIO MATURITIES
	(Dollars in thousands)

		over 1	over 3	over 5
	1 year	through	through	through	over
	or less	3 years	5 years	15 years	15 years

U.S. Agency securities	---	---	---	11,045	---

Equity Securities	628	---	---	---	---

Total	628	---	---	11,045	---

PART II-OTHER INFORMATION

Item 4.  Submission of Matters to a vote of Security Holders.

             The following proposals were presented to shareholders at the Corporation's annual shareholders' meeting held on May 17, 2001.

Proposal Number 1:     Election of Directors

	Number of Affirmative Votes	Number of Votes Withheld

Charles T. Chrietzberg, Jr.	952,473	47,446
Sandra G. Chrietzberg	948,830	51,089
Peter J. Coniglio	952,680	47,239
Carla S. Hudson	953,474	46,445
John M. Lotz	950,997	48,922

Proposal Number 2:	Amend the Company’s 1998 Stock Option Plan to increase the number of shares covered thereunder from 332,750 to 461,821.

Number of	Number of	Number of
Affirmative Votes	Votes Against	Abstentions

872,265	62,579	5,751

Item 6.  Exhibits and Reports on Form 8-K.

A.         EXHIBITS

Item	Description
2	Plan of Merger and Meger Agreement, Monterey County Bank with Monterey
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

B.          Reports on Form 8-K
             None

             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN CALIFORNIA BANCORP, INC.

Date:	August 9, 2001	By:	/s/ Charles T. Chrietzberg, Jr.

Charles T. Chrietzberg, Jr.
Chief Executive Officer
and President

Date:	August 9, 2001	By:	/s/ Bruce N. Warner

Bruce N. Warner
Chief Financial Officer and
Principal Accounting Officer