Form 10QSB
period 2001-09-30
NORTHERN CALIFORNIA BANCORP INC
filed 2001-11-09
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-QSB

☒  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

☐  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the period from ____ to ____

Commission File Number 0-27666

NORTHERN CALIFORNIA BANCORP, INC.

(Name of Small Business Issuer in its Charter)

Incorporated in the State of California

IRS Employer Identification Number 77-0421107

Address: 601 Munras Avenue, Monterey, CA  93940

Telephone: (831) 649-4600

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                       Yes ☒               No ☐

As of November 1, 2001, the Corporation had 1,207, 691 shares of common stock out-standing.

PART I-FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	SEPTEMBER 30	DECEMBER 31
	2001	2000
ASSETS:
Cash and Cash Equivalents	4,933,900	4,306,200
Federal Funds Sold	14,855,000	13,050,000
Cash and Cash Equivalents	19,788,900	17,356,200
Due From Bank – Time Deposits	200,000	200,000
Investment Securities, available for sale (Note 1)	631,900	7,346,100
Investment Securities, held to maturity (Note 1)	0	11,050,900
Trading Account	159,300	168,000
Other Investments	267,000	40,000
Loans Held for Sale	1,159,300	2,549,500
Gross Loans (Note 2)	49,752,000	41,211,500
Allowance for Possible Loan Losses (Note 3)	(531,600)	(468,500)
Deferred Origination Fees	(67,900)	(41,100)
Net Loans	49,152,500	40,701,900
Bank Premises and Equipment, Net	1,787,200	1,773,200
Interest Receivable and Other Assets	3,079,100	2,685,700
Total Assets	76,225,200	83,871,500

LIABILITIES AND SHAREHOLDERS' EQUITY:

Total Deposits (Note 4)	65,039,500	72,218,300
Borrowed Funds	5,200,000	5,875,000
Interest Payable and Other Liabilities	1,074,600	916,900
Total Liabilities	71,314,100	79,010,200

Shareholders' Equity:
Common Stock - No Par Value Authorized: 2,500,000 in 2001 and 2000 Outstanding:1,208,741 in 2001 and 1,222,225 in 2000	3,682,200	3,716,700
Retained Earnings	1,265,900	1,054,600
Accumulated Other Comprehensive Income (Loss)	(37,000)	90,000
Total Shareholders' Equity	4,911,100	4,861,300
Total Liabilities & Shareholders' Equity	76,225,200	83,871,500

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
INTEREST INCOME:
Interest and Fees on Loans	1,163,800	1,106,200	3,473,600	3,190,000
Interest on Time Deposits with Financial Institutions	3,300	1,600	10,900	6,100
Interest on Investment Securities	76,600	227,300	446,600	636,200
Interest on Federal Funds	128,400	89,800	302,700	193,300
Total Interest Income	1,372,100	1,424,900	4,233,800	4,025,600

INTEREST EXPENSE:
Interest on Interest-Bearing Transaction Accounts	30,500	28,900	89,500	84,900
Interest on Savings Accounts	18,300	16,900	57,000	44,900
Interest on Time Deposits	499,500	486,800	1,503,000	1,364,000
Interest on Other Borrowed Funds	93,200	96,800	296,000	260,600
Total Interest Expense	641,500	629,400	1,945,500	1,754,400

Net Interest Income	730,600	795,500	2,288,300	2,271,200
PROVISION FOR POSSIBLE LOAN LOSSES	60,000	30,000	110,000	105,000
Net Interest Income After Provision for Possible Loan Losses	670,600	765,500	2,178,300	2,166,200

NONINTEREST INCOME:
Service Charges on Deposit Accounts	120,200	103,400	365,100	312,300
SBA Loan Sales & Servicing Income	71,600	118,000	339,800	275,900
Other Operating Income	423,300	654,000	1,634,900	1,588,400
Total Noninterest Income	615,100	875,400	2,339,800	2,176,600

NONINTEREST EXPENSE:
Salaries and Employee Benefits	519,300	470,700	1,620,000	1,409,200
Occupancy and Equipment Expense	86,300	83,500	252,000	227,200
Professional Fees	35,400	31,300	104,600	74,800
Data Processing	66,300	64,100	194,000	188,000
FDIC & State Assessments	10,900	2,600	24,900	12,300
Other Operating Expenses	697,500	600,400	1,819,500	1,650,200
Income Tax Expense	4,000	104,700	277,000	222,100
Total Noninterest Expense	1,419,700	1,357,300	4,292,000	3,783,800
NET INCOME (LOSS)	(134,000)	283,600	226,100	559,000

Earnings Per Common Share
Primary	(0.11)	0.23	0.19	0.46
Diluted	(0.09)	0.20	0.16	0.39

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

	2001	2000
NET INCOME	226,100	333,600
Adjustments to net income:
Depreciation and amortization expense	91,800	105,800
Amortization/Accretion on investments	4,300	(2,200)
(Gain) loss on sale of securities	(68,400)	(7,400)
Provision for possible loan losses	110,000	110,000
Amortization of deferred servicing premium	0	(18,300)
Amortization of deferred income	(1,500)	(2,500)
Increase (decrease) in accrued expenses	306,000	(57,200)
(Increase) decrease in prepaid expenses	(724,600)	(100,600)
Increase (decrease) in interest payable	(26,300)	(50,400)
(Increase) decrease in interest receivable	326,200	(57,000)
(Increase) decrease in loans held for sale	834,200	(666,600)
Total adjustments to net income	851,700	(746,400)
Net cash provided (used) by operations	1,077,800	(412,800)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase due from time deposits	0	(100,000)
Proceeds from maturity of investments	2,000,000	160,600
Proceeds from sale of investments	32,255,100	1,034,500
Purchase of securities	(16,495,200)	(5,258,900)
Net (increase) decrease in loans	(8,403,800)	(8,858,200)
Capital expenditures	(105,800)	(93,500)
Exercise of stock options	0	132,000
Stock repurchase	(37,800)	(34,200)
Net cash provided (used) in investing activities	9,212,500	(13,017,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	(7,182,600)	7,502,900
Net increase (decrease) in borrowed funds	(675,000)	500,000
Net cash provided (used) by financing activities	(7,857,600)	8,002,900

Net increase (decrease) in cash & cash equivalents	2,432,700	(5,427,600)
Cash & cash equivalents - beginning of year	17,556,200	12,529,900

Cash & cash equivalents - end of period	19,988,900	7,102,300

See Note 5 for Supplemental Disclosures

NOTES TO FINANCIAL STATEMENTS

	SEPTEMBER 30	DECEMBER 31
	2001	2000
(NOTE 1) INVESTMENT SECURITIES:

Available for sale:
US Government Securities	0	4,744,800
State and Local Agency Securities	0	1,982,300
Other Securities	631,900	619,000
	631,900	7,346,100

Held to maturity:
US Government Securities	0	9,051,700
State and Local Agency Securities	0	1,999,200
	0	11,050,900

(NOTE 2) GROSS LOANS:

Commercial and Industrial	12,853,400	10,438,600
Construction	1,779,900	2,313,800
Real Estate – Mortgage	34,124,800	27,801,600
Installment	861,500	518,500
Government Guaranteed Loans Purchased	132,400	139,000
Gross Loans	49,752,000	41,211,500

(NOTE 3) ALLOWANCE FOR POSSIBLE LOAN LOSSES:

Balance at Beginning of Period	468,500	400,000
Recoveries	1,800	7,400
Provision for Possible Loan Losses	110,000	130,000
Loans Charged Off	(48,700)	(68,900)
Balance at End of Period	531,600	468,500

(NOTE 4) DEPOSITS:

Demand	13,772,800	25,311,200
Interest-Bearing Transaction	11,040,600	10,651,600
Savings	3,604,400	2,963,400
Time Under $100,000	21,124,100	18,145,100
Time Equal to or Greater than $100,000	15,497,600	15,147,000
	65,039,500	72,218,300

(NOTE 5) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Payments during the period ending:	9/30/01	9/30/00
Interest	1,972,129	1,626,500
Income Taxes	277,000	222,100

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

                The following discussion reviews and analyzes the operating results and financial condition of the Corporation, focusing on the Bank.  It should be read in conjunction with the financial statements and the other financial data presented elsewhere herein.  The Corporation’ only activities have been investments.

                For the nine months ended September 30, 2001 net income was $226,100, a decrease of $332,900 when compared to the same period in 2000.  The decrease in earnings during this period resulted from a $12,100 increase in net interest income after provision for loan losses and $163,200 increase in net non-interest income which were offset by a $508,200 increase in non-interest expense.

                Net income was significantly impacted as the result of declines in the market value of trading account securities.  The mark to market of the trading account securities resulted in a charge to earnings of $156,200, net of tax.

                The following table sets forth certain selected financial ratios of the Corporation at, and for the nine months ended, September 30, 2001 and 2000.

	For the nine months Ended September 30, 2001	For the nine months Ended September 30, 2000
	(Dollars in thousands except per share data)
Summary of Operating Results:
Total interest income	4,234	4,026
Total interest expense	1,945	1,754
Net interest income	2,288	2,271

Provision for possible loan losses	110	105
Net interest income after provision for loan loss	2,178	2,166

Total other income	2,340	2,177
Total other expense	4,015	3,562

Income (loss) before taxes	503	781
Provision for income tax	277	222

Net income (loss)	226	559

Per Common Share Data:

Net income - Primary (1)	0.19	0.46
Net income - Diluted (2)	0.16	0.39
Book value, end of period	4.05	3.68
Avg shares outstanding (3)	1,215,166	1,223,377

Balance Sheet Data:

Total loans, net of unearned income (4)	50,843	41,615
Total assets	76,345	73,329
Total deposits	65,040	61,885
Stockholders' equity	4,911	4,499

	For the nine months Ended September 30, 2000	For the nine months Ended September 30, 2001
Selected Financial Ratios (5):

Return on average assets(6)	0.40%	1.36%

Return on average stockholders' equity(6)	6.11%	17.46%

Net interest spread	3.92%	4.72%

Net interest margin	4.76%	5.56%

Avg shareholders' equity to average assets	6.61%	7.81%

Risked-Based capital ratios
Tier 1	9.41%	10.80%
Total	10.33%	11.76%
Total loans to total deposits at end of period	78.17%	67.25%

Allowance to total loans at end of period	1.04%	1.07%

Non-performing loans to total loans at end of period	0.92%	0.07%

Net charge-offs to average loans	0.10%	0.13%

(1)   Primary earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year.  The weighted average number of common shares used for this computation was 1215,166 and 1,223,377 for September 30, 2001 and 2000, respectively.

(2)   Diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,419,149 and 1,427,060 for September 30, 2001 and 2000, respectively.

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

                Net interest income for the nine month period ended September 30, 2001 was $2,288,300 compared to $2,271,200 for the same period in 2000.  The increase of $17,100 resulted from total interest income increasing $208,200, while total interest expense increased $191,100.  Average interest earning assets increased $6,329,000 (10.56%), while the average rate earned decreased 79 basis points.  Average interest bearing liabilities increased $6,127,000 (12.48%), while the average rate paid increased 2 basis points. The decrease in the average interest rates earned was due to the decline in interest rates during the nine month period.  The New York Prime interest rate decreased from 9.50% at December 31, 2000 to 6.00% at September 30, 2001.

                The following table shows the components of the Bank’s net interest income, setting forth, for each the nine months ended September 30, 2001 and 2000, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v)the net interest yield on average interest-earning assets (i. e., net interest income divided by average interest-earning assets).  Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on non-taxable securities of $8,500 and $163,800 for the nine months ended September 30, 2001 and 2000, respectively.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

		The Nine Months Ended September 30,					The Twelve Months Ended December 31,
	2001			2000			2000
		Int	Avg		Int	Avg		Int	Avg
	Avg	Earn	%	Avg	Earn	%	Avg	Earn	%
	Bal	Paid	Rate	Bal	Paid	Rate	Bal	Paid	Rate
				(Dollars in thousands)

Interest Earning Assets:
Int-bearing deposits at other banks	200	11	7.30	153	6	5.33	164	10	6.36
Invest securities - Taxable	9,106	430	6.30	5,859	318	7.24	5,553	396	7.12
Invest securities - Non-Taxable	504	25	6.63	8,123	482	7.91	9,325	746	8.00
Federal funds sold	9,714	303	4.16	4,286	193	6.01	4,776	303	6.35

Total investments	19,523	769	5.25	18,422	999	7.23	19,818	1455	7.34

Loans
Construction	2,406	189	10.46	3,349	257	10.25	3,147	329	10.45
Real estate	29,670	2,390	10.74	25,050	2,036	10.84	25,211	2,451	9.72
Installment	739	60	10.83	480	42	11.76	511	68	13.30
Commercial	13,945	835	7.99	12,651	854	9.00	12,643	1,451	11.48

Total loans	46,759	3,474	9.91	41,531	3,190	10.24	41,512	4,299	10.36

Total Interest earning assets	66,282	4,242	8.53	59,953	4,189	9.32	61,330	5,754	9.38

Interest Bearing Liabilities:

Int-bearing demand	9,357	71	1.01	8,609	64	1.00	8,917	89	1.00
Money market savings	1,332	19	1.86	1,493	21	1.83	1,428	26	1.84
Savings deposits	3,970	57	1.91	3,023	45	1.98	3,185	63	1.98
Time deposits >$100M	15,074	644	5.69	12,538	539	5.73	13,019	764	5.87
Time deposits <$100M	19,857	859	5.77	19,237	825	5.72	19,049	1,105	5.80
Other Borrowing	4,615	227	6.55	4,201	198	6.27	4,402	280	6.36

Total interest bearing liabilities	54,206	1,876	4.61	49,100	1,691	4.59	49,998	2,328	4.66

Net interest income		2,366			2,498			3,426

Net interest spread			3.92			4.72			4.73

Net yield on interest earning assets			4.76			5.56			5.59

INTEREST SPREAD ANALYSIS

	Nine Months Ended September 30, 2001 vs 2000 Increase(Decrease) Due to changes			Twelve MonthsEnded December 31, 2000 vs 1999 Increase(Decrease) Due to Changes
	Avg	Avg		Avg	Avg
	Volume	Rate	Total	Volume	Rate	Total
		(Dollars in thousands)
Interest Earning Assets:

Int-bearing deposits at other banks	2	3	5	(1)	2	1
Invest securities - Taxable	176	(64)	112	136	38	175
Invest securities - Non-Taxable	(452)	(5)	(457)	249	34	283
Federal funds sold	245	(135)	110	(42)	67	25

Total investments	(29)	(202)	(230)	343	142	484

Loans				726	96	822
Construction	(73)	4	(69)	120	7	127
Real estate	376	(22)	353	632	(6)	626
Installment	23	(5)	18	13	1	15
Commercial	87	(106)	(18)	(39)	93	54
Total loans	413	(130)	284	726	96	822

Total Interest Earning Assets	384	(332)	54	1,072	235	1,306

Interest Bearing Deposits:

Int-bearing demand	5	1	6	11	(1)	10
Money market savings	(2)	0	(2)	(4)	(1)	(5)
Savings deposits	14	(2)	12	(5)	1	(4)
Time deposits >$100M	109	(4)	105	201	39	240
Time deposits <$100M	26	8	34	242	48	290
Other Borrowing	20	9	29	(2)	9	7

Total interest bearing deposits	176	9	185	443	95	538

Net change in net interest	208	(340)	(131)	629	139	768

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

                Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At September 30, 2001 and 2000 the Bank’s allowance stood at 1.04 percent and 1.07 percent of gross loans, respectively.  A provision of $110,000 was made to the allowance during the nine months ended September 30, 2001, compared to a provision of $105,000 in the same period in 2000.  Charged off loans during the nine months ended September 30, 2001 and 2000 totaled $48,700 and $58,100 respectively.  Recoveries for the same periods were $1,800 and $3,300, respectively.

                The Bank’s non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans was 0.92 percent at September 30, 2001 compared with 0.07 percent at September 30, 2000.

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

Non-Interest Income

                Total non-interest income for the nine months ended September 30, 2001 was $2,339,800, compared with $2,176,600 for the same period in 2000.  The increase of  $163,200 was the result of a $52,800 increase in service charges on deposit accounts, an increase in income from other service charges, commissions and fees of $46,500 and an increase in SBA loan sales and servicing of $63,900.

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

Non-Interest Expense

                Salary and benefits expense for the nine months ended September 30, 2001 increased $210,800 compared with the same period in 2000.  The increase was primarily due to the addition of three full time equivalent staff positions, employee merit increases, and bonus accruals.

                        Data processing expense for the nine months ended September 30, 2001 increased $6,000 compared to the same period in 2000.  The minimal increase was due to increased numbers of accounts and transactions.

                        For the nine months ended September 30, 2001 professional fees increased $29,800 compared to the same period in 2000.  The increase was due to increases in audit/accounting fees of $16,400 and legal fees of $13,400.

                Other expenses for the nine months ended September 30, 2001 totaled $1,819,500 compared with $1,650,200 for the same period in 2000.  Significant changes occurred in the following categories with increases in merchant processing expense $85,100, ATM expense $8,200, entertainment and meal $8,000, postage $2,700, bank fees $13,500, auto expense $6,800, miscellaneous expense $19,800, donations $4,500 shareholder expense $4,700, insurance $8,200, loan expense $6,100, collection expense $4,200 and stationary/supplies $3,700; decreases occurred in advertising $2,100, subscriptions/publications $5,200, telephone expense $2,100 and travel expense $8,400.

                Income tax expense for the nine months ended September 30, 2001 was $277,000 compared with $222,100 for the same period in 2000.  The $54,900 increase was due to the liquidation of the Bank’s tax-free municipal bond portfolio, partially offset by a $278,000 decline in pretax income.

LOANS

                Loans represented 70.55% of average earning assets, and 62.98% of average total assets for the nine months ended September 30, 2001, compared with 69.28% and 60.91%, respectively during 2000.  For the nine months ended September 30, 2001 average loans increased 12.59% from $41,531,000 for the same period in 2000 to $46,759,000. Average real estate increased $3,676,000 (12.94%) and average installment loans increased $258,000 (53.84%) and average commercial loans increased $1,294,000 (10.22%).

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

                The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as "non-performing loans"):

	Nine Months Ended September 30,
	2001	2000
	(Dollars in thousands)
Accruing,
past due 90 days or more:

Real Estate	0	0
Commercial	0	0
Installment	0	0
Other	0	0
	0	0

Nonaccrual Loans:

Real Estate	320	0
Commercial	150	28
Installment	0	0
Other	0	0
Total non-accrual	470	28

Total non-performing	470	28

Total loans end of period	50,911	41,653

Ratio of non-performing loansto total loans at end of period	0.92%	0.07%

                These ratios have been maintained as a result of a strengthening of underwriting criteria, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel).  The Bank does not have any foreign loans or loans for highly leveraged transactions.

Summary of Loan Loss Experience

	Nine Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2000
	(Dollars in thousands)
Average loans outstanding	46,759	41,531

Allowance, beginning of period	468	400

Loans charged off during period:
Commercial	41	56
Installment	8	2
Real Estate	0	0
Other	0	0
Total charge offs	49	58

Recoveries during period:
Commercial	1	3
Installment	1	0
Other	0	0
Total recoveries	2	3

Net Loans charged off during the period	47	55

Additions to allowance for possible loan losses	110	105

Allowance, end of period	531	450

Ratio of net loans charged off to average Loans outstanding during the period	0.10%	0.13%

Ratio of allowance to total loans at end of period	1.04%	1.07%

Funding Sources

                Average deposits for the nine months ended September 30, 2001 were $63,294,000 an increase of 8.62% compared with the average balance for 2000.  Average certificates of deposit represented 55.19% of average deposits for the nine months ended September 30, 2001.  Average interest checking accounts, money market and savings accounts as a group was 23.16% of average deposits.  Average demand deposits represented 21.65% of average deposits.

                The Company has a $1,000,000 term loan with United Security Bank with a maturity of July 5. 2011.  The interest rate is a floating rate based on United Security Bank’s reference rate plus seventy five (75) basis points.  Interest is payable monthly, with quarterly principal payments of  $27,777 beginning October 5, 2002.

                The Company has a $200,000 revolving line of credit with the Pacific Coast Bankers' Bank which matures in July 2002.  The interest rate is a floating rate based on the prime lending rate plus seventy five (75) basis points.  At June 30, 2001 the line of credit was fully advanced.

                The Bank has a line of credit from the Federal Home Loan Bank of San Francisco with a maximum borrowing limit on September 30, 2001 of approximately $6,700,000.  Certain of the Bank’s real estate secured loans and investment securities secure the line of credit.  At September 30, 2001 the Bank had four $1,000,000 advances which bear interest at 4.83%, 6.81%, 6.86% and 7.71%, respectively.  The advances mature in October 2003, June 2004, August 2005 and June 2030, respectively.  The Bank did not utilize any short-term borrowings in 2000, 1999 or 1998.

                The Bank has a $105,000 letter of credit issued by the Federal Home Loan Bank of San Francisco to secure the uninsured portion of local agency deposits maintained with the Bank.  The letter of credit matures April 17, 2006.

Capital Resources

                The Company maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends.  At September 30, 2001, stockholders’ equity was $5,031,100 versus $4,861,300 at December 31, 2000.  The Company paid a ten (10%) percent stock dividend in 2000, 1999 and 1998.  The Bank paid cash dividends to the Corporation totaling $200,000 during the nine months ended September 30, 2001, $100,000 in 2000 and $50,000 in 1999.

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

                Under current rules, all banks were required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 risk-based capital ratio of 9.41% and a total risk-based capital ratio of 10.33% at September 30, 2001, well above the minimum regulatory requirements.

                The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill.  The Bank had a leverage capital ratio of 7.20% at September 30, 2001.

Liquidity

                Liquidity represents a bank's ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs.  For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank's business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings. The Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $6,700,000, and a $2,500,000 unsecured Federal Funds Purchased line of credit with the Pacific Coast Bankers' Bank, to meet temporary liquidity requirements.

                As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 10 percent of total assets ("primary liquidity"), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  In addition, it seeks to generally limit loans to not more than 90 percent of deposits.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank's primary liquidity at September 30, 2001 was 25.24 percent, while its average loan to deposit ratio for the nine months ended September 30, 2001 was 78.13 percent.

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

                The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  At September 30, 2001 the affect of a 2% increase in the federal funds sold rate would result in a 6.8% increase in equity, while a 2% decrease in the federal funds sold rate would result in a 6.8% decrease in equity.

Investment Securities

                At September 30, 2001 the Company, in addition to its investment in Monterey County Bank, held investments of $159,300 in Trading Account Securities, $42,000 in Community Bankers Insurance Agency, LLC, $25,000 in Mission Valley Bank and $200,000 in Lender Services Acquisition Corporation.

                At September 30, 2001 the Bank’s securities portfolio consisted of $282,000 of Federal Home Loan Bank stock and $349,900 of Pacific Coast Bankers’ Bank stock.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

        None

Item 4.  Submission of Matters to a vote of Security Holders.

        None

Item 5.  Other Information.

        None

Item 6.  Exhibits and Reports on Form 8-K.

A.            EXHIBITS

Item	Description
2

Plan of Merger and Meger Agreement, Monterey County Bank with Monterey County Merger Corporation un the Charter of Monterey County Bank under the Title of Monterey County Bank, joined in by Northern California Bancorp,Inc. dated November 1, 1995.

Filed as exhibit to Form 10KSB dated December 31, 1995.

3 (i)	Articles of Incorporation Filed as exhibit to Form 10KSB dated December 31, 1995.
3 (ii)	Bylaws Filed as exhibit to Form 10KSB dated December 31, 1995.
10 (i) D	Lease agreement Carmel Branch Office Filed as exhibit to Form 10KSB dated December 31, 1995.
10 (ii)
A

(1) Employment Contract of Charles T. Chrietzberg, Jr., dated January 1, 2000 Filed as exhibit to Form 10KSB dated December 31, 1999

(2)  Deferred Compensation Agreement, dated December 31, 1993. Filed as exhibit to Form 10KSB dated December 31, 1995.

(3)  Northern California Bancorp, Inc. 1998 Stock Option Plan and Stock Option Agreements Filed as exhibit to Form 10KSB dated December 31, 1998.

(4) Amendment to the Salary Continuation Agreement Dated December 31, 1993 Filed as exhibit to Form 10KSB dated December 31, 1999

(5) Life Insurance Endorsement Method Split Dollar Plan Agreement

Filed as exhibit to Form 10KSB dated December 31, 1999.

B.            Reports on Form 8-K

                    None

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                NORTHERN CALIFORNIA BANCORP, INC.

Date: November 6, 2001	By: /s/Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chief Executive Officer
and President

Date: November 6, 2001	By: /s/Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and
Principal Accounting Officer