Form 10KSB40
period 2001-12-31
NORTHERN CALIFORNIA BANCORP INC
filed 2002-03-29
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) for fiscal year ended December 31, 2001

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the period from to

Commission File Number 0-27666

NORTHERN CALIFORNIA BANCORP, INC.

(Name of Small Business Issuer in its Charter)

77-0421107
Incorporated in the State of California	IRS Employer Identification Number

Address: 601 Munras Avenue, Monterey, CA 93940	Telephone: (831) 649-4600

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☒

Revenues for the year ended December 31, 2001.          $6,935,300.

As of March 1, 2002, the Corporation had 1,328,207 shares of common stock out-standing.  The aggregate market value of voting stock held by non-affiliates of the Corporation was $2,104,200, based on the most recent sale at $3.00 per share on February 26, 2002.

The following documents are incorporated by reference to the parts indicated of this Form 10-KSB:

1. Portions of the Independent Auditor’s Report for the fiscal year ended December 31, 2001 are incorporated by reference in Part I Item 3 and Part II Item 6.

FORM 10-KSB CROSS REFERENCE INDEX

PART I

ITEM 1. BUSINESS

GENERAL

Northern California Bancorp, Inc. (the “Corporation”) was incorporated on August 29, 1995, as a for-profit corporation under the California Corporate laws for the principal purpose of engaging in banking and non-banking activities as allowed for a bank holding company.  The Corporation owns 100% of Monterey County Bank (the “Bank”).  The Corporation’s sources of revenues at this time are dividends on investments, gains on securities transactions and potential dividends, management fees and tax equalization payments, if any, from the Bank.

Compliance with environmental laws has not had a material impact on the operations of the Bank or the Corporation, although the Bank faces potential liability or losses if its borrowers fail to comply with such laws and the Bank acquires contaminated properties in foreclosure.

BANK SUBSIDIARY

Monterey County Bank, an independent, California chartered commercial banking corporation was chartered by the State of California on July 30, 1976.  The Bank’s customer base includes individuals, small and medium sized businesses and a variety of government agencies with residences, offices or other relationships located in or about the city and county of Monterey, California, including the cities of Carmel and Pacific Grove.  The Bank offers its customers a wide variety of the normal personal, consumer and commercial services expected of a locally owned, independently operated bank.  The Bank’s deposits are insured by the FDIC, and, as such, the Bank is subject to regulations by that federal agency and to periodic audits of its operations and documentary compliance by FDIC personnel.  As a state chartered bank, which is not a member of the Federal Reserve System, it is also regulated and periodically examined by the California State Department of Financial Institutions.

The Bank’s activities are conducted at its principal offices, 601 Munras Ave., Monterey, California and at its two branch offices in Carmel and Pacific Grove, California.

At December 31, 2001 the Bank had total assets, deposits and shareholders’ equity of approximately $79,217,100, $68,339,700 and $5,766,800, respectively.

EMPLOYEES

At December 31, 2001 the Northern California Bancorp, Inc. and its subsidiary Monterey County Bank employed a total of 39 full time equivalent persons.

COMPETITION

All phases of the Bank’s business have been, since inception, and will continue to be subject to significant competitive forces.  Although the Bank has increasing recognition in its primary service area and Monterey County, it nevertheless has to compete with other independent local banking institutions, including commercial banks and savings and loan associations, as well as branch offices of regional commercial banks, some of which have assets, capital and lending limits substantially larger than the Bank, as well as wider geographic markets, more support services and larger media advertising capabilities.  The Bank will also compete with respect to its lending activities, as well as in attracting demand deposits, with savings banks, savings and loan associations, insurance companies, regulated small loan companies and credit unions, as well as securities brokerage offices which can issue commercial paper and other securities (such as shares in money market funds).

Among the advantages such institutions have over the Bank are their ability to finance wide ranging advertising campaigns and to allocate their investment assets to regions of highest yields and demand.  Many institutions offer certain services, such as trust services and international banking, which the Bank does not currently offer or plan to offer.  By virtue of their greater total capital, such institutions have substantially higher lending limits than the Bank (legal lending limits to an individual customer being limited to a percentage of a bank’s total capital accounts).  These competitors may intensify their advertising and marketing activities to counter any efforts by the Bank to further attract new business as a commercial bank.  In addition, as a result of legislation enacted earlier in the decade, there is increased competition between banks, savings and loan associations and credit unions for the deposit and loan business of individuals.  These activities may hinder the Bank’s ability to capture a significant market share.

To compete with the financial institutions in its primary service area, the Bank intends to use the flexibility, which its independent status will permit.  Its activities in this regard include an ability and intention to respond quickly to changes in the interest rates paid on time and savings deposits and charged on loans, and to charges imposed on depository accounts, so as to remain competitive in the market place.  It also will continue to emphasize specialized services for the small business person and professional, and personal contacts by the Bank’s officers, directors and employees.  If there are customers whose loan demands exceed the Bank’s lending limits, the Bank has the ability to arrange for such loans on a participation basis with other financial institutions.  No assurance can be given, however, that the Bank’s efforts to compete with other financial institutions in its primary service area will be successful.

The Bank provides a range of competitive retail and commercial banking services.  The deposit services offered include various types of personal and business checking accounts, savings accounts, money market investment accounts, certificates of deposit, and retirement accounts.  Lending services include consumer loans, various type of mortgage loans for residential and commercial real estate, personal lines of credit, home equity loans, real estate construction, accounts receivable financing, commercial loans to small and medium size businesses and professionals.  The Bank also provides drive-through facilities, at its Monterey and Carmel offices, and night depository facilities for customer convenience.  The Bank offers safe deposit box facilities, cashiers’ checks, travelers’ checks, U.S. Savings Bonds, and wire transfers.  The Bank does not provide trust services.

While the Bank has the authority to engage in a wide range of banking activities, and offers most of the types of banking services of a commercial bank, over the past three years it has derived much of its profitability and differentiated itself from its competitors through (i) commercial and real estate loans guaranteed by the Small Business Administration (“SBA”); and (ii) credit card depository services for merchants.

The Bank depends largely on rate differentials.  In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings, and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank’s portfolio, comprise the major portion of the Bank’s earnings.  These rates are highly sensitive to many factors that are beyond the control of the Bank.  Accordingly, the earnings and growth of the Bank are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

Monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board, also impact on the Bank’s business.  The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open–market operations in U.S. Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions.  The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits.  The nature and impact of any future changes in monetary policies cannot be predicted.

SUPERVISION AND REGULATION

The Corporation

Future offers or sales of the stock of the Corporation will be subject to the registration requirements of the Securities Act of 1933, and qualification under the California Corporate Securities Act of 1968, and possibly other state Blue Sky laws, (unless an exemption is available), although the Bank’s Common Stock is exempt from such requirements.

On December 29, 1995, after receipt of appropriate approvals, and/or passage of notice periods without objection, from the California Superintendent of Banks, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System and the shareholders of the Bank, the Corporation acquired the Bank through a reverse triangular merger (the “Merger”).  As a result, by operation of law, each outstanding share of common stock of the Bank prior to the Merger was converted into a share of common stock of the Corporation, while the Corporation became the sole owner of the newly issued shares of common stock of the Bank.

The Bank Holding Company Act of 1956, as amended, places the Corporation under the supervision of the Board of Governors of the Federal Reserve System (the “FRB”). The Corporation must generally obtain the approval of the FRB before acquiring all or substantially all of the assets of any bank, or ownership or control of any voting securities of any bank if, after giving effect to such acquisition, the Corporation would own or control more than 5% of the voting shares of such bank.

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

The FRB’s Regulation “Y” sets out the non-banking activities that are permissible for bank holding companies under the law, subject to the FRB’s approval in individual cases.  Most of these activities are now permitted for California banks that are well-capitalized.  The Corporation and its subsidiaries will also be subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.  The Gramm-Leach-Bliley Act (the “Act”) was signed by the President and enacted into law on November 12, 1999.  The Act does three fundamental things: 1) it repeals key provisions of the Glass Steagal Act to permit commercial banks to affiliate with investment bank, 2) it substantially modifies the Bank Holding Company Act of 1956 to permit companies that own commercial banks to engage in any type of financial activity and 3) it allows subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves.  Management cannot predict what effect these changes will have on the Bank or the Corporation.

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

The Corporation and any subsidiaries which it may acquire or organize after the reorganization will be deemed affiliates of the Bank within the meaning of the Federal Reserve Act.  Pursuant thereto, loans by the Bank to affiliates, investments by the Bank in affiliates’ stock, and taking affiliates’ stock by the Bank as collateral for loans to any borrower will be limited to 10% of the Bank’s capital, in the case of any one affiliate, and will be limited to 20% of the Bank’s capital, in the case of all affiliates.  Federal and State law place other limitations on transactions between the Bank and its affiliates designed to ensure that the Bank receives treatment in such transactions comparable to that available from unaffiliated third parties.

The Corporation and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services.  For example, with certain exceptions, the Bank may not condition an extension of credit on a customer’s obtaining other services provided by it, the Corporation or any other subsidiary, or on a promise from its customer not to obtain other services from a competitor.

Subsidiary Bank

Both federal and state law provide extensive regulation of the banking business.  State and federal statutes and regulations apply to many aspects of the Bank’s operations, including minimum capital requirements, reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. The California Superintendent of Banks and the FDIC provide primary supervision, periodic examination and regulation of the Bank.

The FDIC, through its Bank Insurance Fund (the “BIF”) insures the Bank’s deposits, currently up to a maximum of $100,000 per depositor.  For this protection, the Bank, like all insured banks, pays a semi-annual statutory assessment and is subject to the rules and regulations of the FDIC.  Although the Bank is not a member of the Federal Reserve System, certain regulations of the Federal Reserve Board also apply to its operations.

California law restricts the amount available for cash dividends by state-chartered banks to the lesser of retained earnings or the bank’s net income for its last three fiscal years (less any distributions to stockholders made during such period).  Cash dividends may also be paid in an amount not exceeding the net income for such bank’s last preceding fiscal year after obtaining the prior approval of the Superintendent.  The FDIC also has authority to prohibit the Bank from engaging in unsafe or unsound practices.  The FDIC can use this power, under certain circumstances, to restrict or prohibit a bank from paying dividends.

Federal law imposes restrictions on banks with regard to transactions with affiliates, including any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, its affiliates, as well as the purchase of or investments in stock or other securities thereof, or the taking of such securities as collateral for loans, and the purchase of assets of from affiliates.  These restrictions have the effect of preventing affiliates (such as the Corporation) from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts.  Secured loans and investments by the Bank are limited to 10% of the Bank’s capital and surplus (as defined by federal regulations) in the case of any one affiliate, and 20% thereof in the case of all affiliates.  California law also imposes certain restrictions with respect to transactions involving other controlling persons of the Bank.

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

Capital Standards

Government agencies have traditionally regulated bank capital through explicit and implicit guidelines and rules.  State law requires “adequate” capital, without objective definition.  Federal law and regulations require minimum levels of risk-based and so-called “Leverage” capital.

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

The guidelines require a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% must consist of Tier I capital.  Higher risk-based ratios are required to be considered “well capitalized” under prompt corrective action provisions.

A banking organization’s qualifying total capital consists of two components: Tier I capital (core capital) and Tier 2 capital (supplementary capital).  Tier I capital consists primarily of common stock, related surplus and retained earnings, qualifying noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries. Intangibles, such as goodwill, are generally deducted from Tier 1 capital; however, purchased mortgage servicing rights and purchased credit card relationships may be included, subject to certain limitations. At least 50% of the banking organization’s total regulatory capital must consist of Tier 1 capital.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets, including dollar equivalents for certain off-balance sheet assets.

Effective January 17, 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities.  Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums.  The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank’s capital adequacy.  Management of the Company does not believe that the Bank’s assets and activities, as currently structured, would lead the FDIC to require additional capital under this rule.

In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses (the “ALLL”) which calls for the maintenance of the ALLL at a level at least equal to the “estimated credit losses” in the bank’s loan portfolio.  “Estimated credit losses” are defined as “an estimate of the current amount of the loan and lease portfolio (net of unearned income) that is not likely to be collected; that is, net charge-offs that are likely to be realized for a loan or pool of loans given facts and circumstances as of the evaluation date.”  The policy statement also suggests that a test of reasonableness be applied to the ALLL, which test is satisfied if the ALLL equals or exceeds the sum of (a) assets classified loss; (b) 50% of assets classified doubtful; (c) 15% of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming twelve months.  The Bank believes that its ALLL exceeds the amounts that would be required under the terms of this policy statement and under such test of reasonableness.  However, this a very subjective matter, and the Bank cannot assure that any bank examiner would agree with its evaluation, or that losses ultimately incurred from the Bank’s portfolio would not exceed the amounts so provided.

Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy.  Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

Prompt Corrective Action and Other Enforcement Mechanisms

Under Section 38 of the FDIA, as added by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates.  The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action.  Under the regulations, an institution shall generally be deemed to be: (i) ”well capitalized” if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) ”adequately capitalized” if it has a total risk–based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well-capitalized;” (iii) ”undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) ”significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk–based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) ”critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

At December 31, 2001, the Bank met the tests to be categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.

Safety and Soundness Standard

Federal law requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits.  The federal banking agencies recently adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness (“Guidelines”) to implement safety and soundness standards required by the FDIA.  The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  The agencies also proposed asset quality and earnings standards which, if adopted in final, would be added to the Guidelines.  Under the final regulations, if the FDIC determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIA.  The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Premiums for Deposit Insurance

The FDIC adopted regulations implementing a risk-based premium system required by federal law.  Under the regulations which cover the assessment periods commencing on and after January 1, 1994, insured depository institutions are required to pay insurance premiums within a range of 23 cents per $100 of deposits to 31 cents per $100 of deposits depending on their risk classification.  The FDIC, effective September 30, 1995, lowered assessments from their rates of $.23 to $.31 per $100 of insured deposits to rates of $.04 to $.31, depending on the health of the bank, as a result of the re-capitalization of the BIF.  The FDIC may alter the existing assessment rate structure for deposit insurance and may change the base assessment rate (currently, 4 to 31 basis points per year) by rulemaking with notice and comment.  Without notice or comment, the FDIC may increase or decrease the current rate schedule uniformly by as much as 5 basis points, as deemed necessary to maintain the target designated reserve ratio 1.25 percent (fund balance to estimated insured deposits).  The insured deposit rates for 2001 were $.00 to $.27, these rates are projected to continue through the first half of 2002.

The Financing Corporation (FICO), established by the Competitive Equality Banking Act of 1987, is a mixed-ownership government corporation whose sole purpose was to function as the financing vehicle for the Federal Savings & Loan Insurance Corporation (FSLIC).  Effective December 12, 1991, as provided by the Resolution Trust Corporation Refinancing, Restructuring and Improvement Act of 1991, the FICO’s ability to issue new debt was terminated.  Outstanding FICO bonds, which are 30-year non-callable bonds with a principal amount of approximately $8.1 billion, mature in 2017 through 2019.

The FICO has assessment authority, separate from the FDIC’s authority to assess risk-based premiums for deposit insurance, to collect funds from FDIC-insured institutions sufficient to pay interest on FICO bonds.  The FDIC acts as collection agent for the FICO.  The Deposit Insurance Funds Act of 1996 (DIFA) authorized the FICO to asses both Bank Insurance Fund (BIF) and Savings Association Insurance Fund (SAIF) insured deposits, and required the BIF rate to equal one-fifth the SAIF rate through the year 1999, or until the insurance funds are merged, whichever occurs first.  Thereafter, BIF and SAIF insured deposits will be assessed at the same rate by FICO.

The FICO assessment rate is adjusted quarterly to reflect changes in the assessment basis of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.  The FICO quarterly rates for 2001 were 1.96, 1.90, 1.88 and 1.84.  The FICO quarterly rate for the first quarter of 2002 is 1.82.

Interstate Banking and Branching

On September 29, 1994, the President signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”).  Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain regulatory approval to acquire an existing bank located in another state without regard to state law.  A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located.  A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application  of such limitation does not discriminate against out-of-state banks.  An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank.  Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state’s banks.  The same concentration limits discussed in the preceding paragraph apply.  The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirement and conditions as for a merger transaction.

The Interstate Act is likely to increase competition in the Bank’s market areas especially from larger financial institutions and their holding companies.  It is difficult to asses the impact such likely increased competition will have on the Bank’ operations.

On October 2, 1995, the “California Interstate Banking and Branching Act of 1995” (the “1995 Act”) became effective.  The 1995 Acts generally allows out-of-state banks to enter California by merging with, or purchasing, a California bank or industrial loan company which is at least five years old.  Also, the 1995 Act repeals the California Interstate (National) Banking Act of 1986, which previously regulated the acquisition of California banks by out-of-state bank holding companies.  In addition, the 1995 Act permits California state banks, with the approval of the Superintendent of Banks, to establish agency relationships with FDIC-insured banks and savings associations.  Finally, the 1995 Act provides for regulatory relief, including (i) authorization for the Superintendent to exempt banks from the requirement of obtaining approval before establishing or relocating a branch office or place of business, (ii) repeal of the requirement of directors’ oaths (Financial Code Section 682), and (iii) repeal of the aggregate limit on real estate loans (Financial Code Section 1230).

Community Reinvestment Act and Fair Lending Developments

The Bank is subject to certain fair lending requirements, reporting obligations involving home mortgage lending operations and Community Reinvestment Act (the “CRA”).  The CRA generally requires the federal banking agencies to evaluate the record of financial institutions in meeting the credit needs of their local community, including low and moderate income neighborhoods.  In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

In May, 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank’s compliance with its CRA obligations.  The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institutions’ actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements.  In March 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending.  The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.  Management of the Bank believes that the Bank is in substantial compliance with all requirements under these provisions.  Following the Bank’s most recent CRA examination, the Bank’s rating was “satisfactory”.

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

Section 24 of the Federal Deposit Insurance Act (the “FDIA”), as amended by the FDICIA, generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks.  Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank.  An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

FDIC regulations implementing Section 24 of the FDIA provide that an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as “principal” in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements.  Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

Regulatory Enforcement Powers

Commercial banking organizations, such as the Bank, may be subject to enforcement actions by the FDIC and the Superintendent for engaging in unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency.  Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease–and–desist order that can be judicially enforced, the termination of insurance of deposits, the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of the FDICIA.

California and Federal Banking Law

The Federal Change in Bank Control Act of 1978 prohibits a person or group of persons “acting in concert” from acquiring “control” of a bank or holding company unless the appropriate federal regulatory agency has been given 60 days’ prior written notice of such proposed acquisition and, within that time period, has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to the expiration of the disapproval period if the agency issues written notice of its intent not to disapprove the action.  The acquisition of more than 10% of a class of voting stock of a bank (or holding company) with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (such as the Common Stock), is generally presumed, subject to rebuttal. to constitute the acquisition of control.

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

In addition, any “company” would be required to obtain the approval of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), before acquiring 25% (5% in the case of an acquirer that is, or is deemed to be, a bank holding company) or more of the outstanding Common Stock of, or such lesser number of shares as constitute control over, the Bank or the Corporation.

The Community Reinvestment Act of 1977 (“CRA”) and the related Regulations of the Comptroller of the Currency, the Board of Governors of the Federal Reserve and the Federal Deposit Insurance Corporation (“FDIC”) are intended to encourage regulated financial institutions to help meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions.  The CRA and such regulations provide that the appropriate regulatory authority will assess the records of regulated financial institutions in satisfying their continuing and affirmative obligations to help meet the credit needs of their local communities as part of their regulatory examination of the institution.  The results of such examinations are made public and are taken into account upon the filing of any application to establish a domestic branch, to merge or to acquire the assets or assume the liabilities of a bank.  In the case of a bank holding company, the CRA performance record of the subsidiary bank(s) involved in the transaction is reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company.  An unsatisfactory record can substantially delay or block the transaction.

RESEARCH

Neither the Corporation nor the Bank makes any material expenditures for research and development.

DEPENDENCE UPON A SINGLE CUSTOMER

Neither the Corporation nor the Bank is dependent upon a single customer or very few customers.  The Bank’s business is concentrated in, and largely dependent upon the strength of the local economy in, the Monterey Peninsula area of Northern California.  The local economy is affected by both national trends and by local factors.  Tourism and the activities at the former Fort Ord military base are among the major contributors to the local economy.  The opening of the California State University at Monterey Bay on the former Fort Ord military base may lessen the impact of the base closure.

ITEM 2. PROPERTIES

The main office of the Bank, which also serves as the principal office of the Corporation, is located at 601 Munras Ave., Monterey, California 93940.  This facility contains a lobby, executive and customer service offices, teller stations, safe deposit boxes and related non-vault area, vault, operations area, lounge and miscellaneous areas.  A drive-through facility and adequate paved parking are also on the premises.  Both the land and all improvements thereto are owned by the Bank.  The Bank currently operates two branch offices in Carmel and Pacific Grove, California, both within approximately 10 miles from the Bank’s main office.  The land and improvements dedicated to the Carmel and Pacific Grove branch offices are leased.  See Footnote 7 to the Corporation’s financial statements included herewith.

Generally, neither the Bank nor the Corporation may invest in equity interests in real estate, except for the direct use of the Bank or the Corporation in their business.  The Bank makes and/or purchases loans secured by real estate, subject to normal banking practices, its own policies and the restrictions described above under Item 1.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None submitted.

PART II

ITEM 5. MARKET FOR THE CORPORATION’S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS.

Neither the Corporation’s, which is held by approximately 550 persons, nor the Bank’s, stock has ever been actively traded.  To the Corporation’s knowledge no brokers have handled trades in the Bank’s stock during the past four years, and there are no published “bid/asked” quotes for such stock or the stock of the Corporation.  During the same period, no broker acted as a market maker for the Corporation or Bank’s Common Stock.  Accordingly, the market price data contained herein does not represent the value which would be assigned in an efficient market.  The Common Stock is not listed on any securities exchange or quoted on the National Association of Securities Dealers Automated System.

The Corporation repurchased 11,980 shares of common stock at prices ranging from $3.00 to $3.50 in 2001, 3,754 at prices ranging from $2.70 to $3.00 in 2000, and 11,133 at $3.00 per share in 1999.

The following table sets forth, according to information known to the Corporation, the price paid per share in, and volume of, transactions in the Bank’s stock during the quarters ended March 31, 1999 to December 31, 2001.

Quarter/Year	Price	Volume (1)
1st quarter of 1999	3.00	1,482
2nd quarter of 1999	3.00/3.50	2,173
3rd quarter of 1999	3.00	8,606
4th quarter of 1999	3.00	2,287

1st quarter of 2000	3.00	1,662
2nd quarter of 2000	3.00	1,256
3rd quarter of 2000	3.00	132
4th quarter of 2000	2.70-3.00	3,918

1st quarter of 2001	3.00	4,877
2nd quarter of 2001	3.00	207
3rd quarter of 2001	3.00-3.50	7,393
4th quarter of 2001	3.00	1,841

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

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), an FDIC insured depository institution may not pay any dividend if payment would cause it to become undercapitalized or once it is undercapitalized.

The Bank’s payment of dividends, as a California chartered commercial banking corporation, is regulated by the California Financial Code.  Under the California Financial Code, funds available for cash dividend payments by the Bank are restricted to the lessor of: (I) retained earnings; or (ii) the Bank’s net income for its last three fiscal years (less any distributions to the stockholders made during such period).  As of December 31, 2001 the Bank had $2,178,800 in retained earnings.  The Bank’s net income for the last three fiscal years less distributions to stockholders was $1,619,400.

In December 2001, 2000 and 1999 the Corporation paid a ten (10) percent stock dividend.  The Bank paid dividends totaling $200,000, $100,000 and $50,000 to the Corporation during 2001, 2000 and 1999, respectively.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

OVERVIEW

The following discussion reviews and analyzes the operating results and financial condition of the Corporation, focusing on the Bank.  It should be read in conjunction with the financial statements and the other financial data presented elsewhere herein.

Net income for each of the last three years was $360,500 in 2001, $736,300 in 2000, and $453,800 in 1999.  The primary net income per share for each of the last three years was $.27, $.55, and $.35 respectively.  The diluted net income per share for the same time periods were $.23, $.48 and $.30, respectively.  Return on average shareholders’ equity was 7.87%, 16.95% and 12.37% in 2001, 2000 and 1999, respectively.  Return on average assets was ..48%, 1.06%, and .80% in 2001, 2000 and 1999, respectively.

The decrease in earnings in 2001 was due to net interest income after provision for loan losses decreasing $232,800, other income increased $114,200, other expenses increased $329,200 and income tax expense decreased $130,600.  Net income was significantly impacted as the result of realized losses on securities transactions and declines in the market value of the trading asset.  Realized losses on securities transactions were $27,800 while the mark to market of the trading asset resulted in a charge to earnings of $199,400.

The increase in earnings in 2000 was due to increases of $628,600 in net interest income after provision for loan losses and $191,300 in other income; partially offset by increases of $322,500 in other expense and $214,900 in income tax expense.

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

	As of and for the years Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands except per share data)
Summary of Operating Results:

Total interest income	5,438	5,501	4,296	3,757	3,399

Total interest expense	2,521	2,410	1,788	1,603	1,447

Net interest income	2,917	3,092	2,508	2,154	1,952

Provision for possible loan losses	185	130	174	130	120

Net interest income after provision for loan loss	2,732	2,962	2,333	2,024	1,832

Total other income	1,498	1,445	1,254	1,152	1,074

Total other expense	3,638	3,309	2,986	2,585	2,505

Income (loss) before taxes	592	1,098	601	591	402

Provision for income tax	231	362	147	127	176

Net income (loss)	361	736	454	464	226

Per Common Share Data:

Basic Earnings

Income before extraordinary item (1)	0.27	0.55	0.35	0.31	0.19

Extraordinary Item (1)	—	—	—	0.05	—

Net Income (1)	0.27	0.55	0.35	0.36	0.19

Diluted Earnings

Income before extraordinary item (2)	0.23	0.48	0.30	0.26	0.15

Extraordinary Item (2)	—	—	—	0.04	—

Net Income (2)	0.23	0.48	0.30	0.30	0.15

Book value, end of period	3.83	3.63	2.97	2.70	2.38

Avg shares outstanding (3)	1,333,859	1,343,890	1,286,650	1,273,586	1,286,480

Balance Sheet Data:

Total loans, net of unearned income (4)	52,562	43,251	39,217	28,250	25,606

Total assets	79,735	83,872	65,214	51,103	46,113

Total deposits	68,332	72,218	55,563	42,852	39,206

Stockholders’ equity	5,087	4,861	3,993	3,435	3,031

	As of and for the Years Ended December 31,
	2001	2000	1999	1998	1997
Selected Financial Ratios (5):

Return on average assets	0.48%	1.06%	0.80%	0.97%	0.54%
Return on average stockholders’ equity	7.87%	16.95%	12.37%	14.43%	7.34%
Net interest spread	3.68%	4.73%	3.88%	4.45%	4.74%

Net interest margin	4.50%	5.59%	4.60%	5.20%	5.42%

Avg shareholders’ equity to average assets	6.09%	6.23%	6.48%	6.73%	7.37%

Primary capital to assets at end of period	6.74%	6.32%	6.70%	7.32%	7.85%

Total loans to total deposits at end of period	76.92%	59.88%	70.58%	65.92%	65.31%

Allowance to total loans at end of period	1.06%	1.05%	1.01%	1.18%	1.04%

Nonperforming loans to total loans at end of period	0.70%	0.03%	0.48%	0.25%	0.81%

Net charge-offs to average loans	0.18%	0.15%	0.32%	0.23%	0.40%

(1)     Primary earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock during the year.  The weighted average number of shares used for this computation was 1,333,859, for 2001, 1,343,890 for 2000, 1,286,650 for 1999, 1,273,586 for 1998 and 1,286,480 for 1997.

(2)     Fully diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include employee stock options.  The weighted average number of shares used for this computation was 1,553,300, 1,548,591, 1,543,353, 1,521,693 and 1,526,420 in 2001, 2000, 1999, 1998 and 1997, respectively.

(3)   Weighted average common shares.

(4)   Includes loans being held for sale.

(5)     Averages are of daily balances.

NET INTEREST INCOME

Net interest income, the difference between (a) interest and fees earned on interest-earning assets and (b) interest paid on interest-bearing liabilities, is the most significant component of the Bank’s earnings.  Changes in net interest income from period to period result from increases or decreases in the average balances of interest earning assets portfolio, the availability of particular sources of funds and changes in prevailing interest rates.

The following table summarizes the Bank’s net interest income.  It is not presented on a tax equivalent basis, as the Bank ‘s tax-exempt interest income is insignificant.

	Years Ended December 31,			Increase (Decrease) From Prior Year
	2001	2000	1999	2001/2000		2000/1999
				Amt	%	Amt	%
	(Dollars in thousands)
Interest Income	5,440	5,501	4,296	(62)	(1.12)	1,205	28.05
Interest Expense	2,526	2,409	1,761	116	4.83	653	37.08

Net Interest Income	2,914	3,092	2,535	(178)	(5.75)	552	21.78

Net interest income decreased $177,800 (5.75%) from 2000 to 2001.  Average interest bearing assets increased 9.04%, while the average rate earned 124 basis points, resulting in a decrease of $61,700 in total interest income.  Interest expense increased $116,100 the result of a 9.15% increase in average interest bearing liabilities and a decrease of 19 basis points in the average rate paid.  The average interest rate on loans decreased 94 basis points while the average rate on investment securities decreased 259 basis points.

Net interest income increased $554,400 (23.31%) from 1999 to 2000.  Average interest bearing assets increased 24.10%, while the average rate earned increased 38 basis points, resulting in an increase of $1,205,200 in total interest income.  Interest expense increased $652,600 the result of a 20.76% increase in average interest bearing liabilities and a 34 basis points increase in the average rate paid.  Average interest rates on loans increased 17 basis points.  Of the $11,909,000 increase in average earning assets $7,397,000 (62.11%) was in loans.

The following table shows the components of the Bank’s net interest income, setting forth, for each of the three years ended December 31, 2001, 2000 and 1999 (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v) the net interest yield on average interest-earning assets (i. e., net interest income divided by average interest-earning assets).  Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on non-taxable securities of $16,500, $253,700 and $158,400 in

2001, 2000 and 1999 respectively.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

	2001			2000			1999
	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate

	(Dollars in thousands)
Interest Earning Assets:
Int-bearing deposits at other banks	178	12	6.99	164	10	6.36	183	9	5.08
Invest securities - Taxable	7,444	469	6.30	5,553	396	7.12	3,434	221	6.45
Invest securities - Non-Taxable	377	25	6.65	9,325	746	8.00	6,063	463	7.63
Federal funds sold	10,310	363	3.52	4,776	303	6.35	5,627	278	4.94

Total investments	18,308	870	4.75	19,818	1455	7.34	15,307	971	6.35

Loans
Construction	2,209	227	10.29	3,147	329	10.45	1,977	202	10.24
Real estate	31,258	2,805	8.97	25,211	2,451	9.72	18,727	1,825	9.74
Installment	767	90	11.67	511	68	13.30	407	53	13.05
Commercial	14,335	1,454	10.15	12,643	1,451	11.48	13,004	1,397	10.75

Total loans	48,570	4,576	9.42	41,512	4,299	10.36	34,115	3,478	10.19

Total Interest earning assets	66,878	5,446	8.14	61,330	5,754	9.38	49,422	4,449	9.00

Interest Bearing Liabilities:
Int-bearing demand	9,422	93	0.99	8,917	89	1.00	7,785	79	1.01
Money market savings	1,328	22	1.66	1,428	26	1.84	1,634	31	1.88
Savings deposits	3,885	71	1.82	3,185	63	1.98	3,463	68	1.95
Time deposits >$100M	15,216	833	5.47	13,019	764	5.87	9,404	524	5.57
Time deposits <$100M	20,263	1,126	5.56	19,049	1,105	5.80	14,682	815	5.55
Other Borrowing	4,460	293	6.56	4,402	280	6.36	4,438	273	6.14
Total interest bearing liabilities	54,574	2,437	4.47	49,998	2,328	4.66	41,404	1,788	4.32

Net interest income		3,009			3,426			2,661
Net interest spread			3.68			4.73			4.68
Net yield on interest earning assets			4.50			5.59			5.38

	2001 vs 2000			2000 vs 1999

	Increase(Decrease) Due to Changes			Increase(Decrease) Due to Changes

	Avg Volume	Avg Rate	Total	Avg Volume	Avg Rate	Total

	(Dollars in thousands)

Interest Earning Assets:

Int-bearing deposits at other banks	1	1	2	(1)	2	1

Invest securities - Taxable	134	(61)	73	137	38	175

Invest securities - Non-Taxable	(716)	(5)	(721)	249	34	283

Federal funds sold	353	(291)	61	(42)	67	25

Total investments	(229)	(356)	(585)	343	141	484

Loans

Construction	(98)	(4)	(102)	120	7	127

Real estate	588	(234)	354	631	(5)	626

Installment	34	(12)	22	14	1	15

Commercial	194	(191)	4	(39)	92	53

Total loans	718	(441)	277	726	95	821

Total Interest Earning Assets	489	(797)	(308)	1069	236	1305

Interest Bearing Deposits:

Int-bearing demand	5	(1)	4	11	(1)	10

Money market savings	(2)	(2)	(4)	(4)	(1)	(5

)

Savings deposits	14	(6)	7	(5)	1	(4

)

Time deposits >$100M	129	(60)	69	201	39	240

Time deposits <$100M	70	(50)	21	242	48	290

Other Borrowing	4	9	13	(2)	9	7

Total interest bearing deposits	220	(111)	109	443	95	538

Net change in net interest	269	(686)	(417)	626	141	767

Provision and Allowance for Loan Losses

The provision for loan losses is an expense charged against operating income and added to the allowance for loan losses.  The allowance for loan losses represents amounts which have been set aside for the specific purpose of absorbing losses which may occur in the Bank’s loan portfolio.

The allowance for loan losses reflects management’s ongoing evaluation of the risks inherent in the loan portfolio both generally and with respect to specific loans, the state of the economy, and the level of net loan losses experienced in the past.  Management and the Board of Directors review the results of the State Banking Department and FDIC examinations, independent accountants’ observations, and the Bank 's internal review as additional indicators to determine if the amount in the allowance for loan losses is adequate to protect against estimated future losses.  It is the Bank 's current practice, which could change in accordance with the factors mentioned above, to maintain an allowance which is at least equal to the sum of the following percentage of loan balances by loan category.

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

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors.  At the end of 2001, 2000 and 1999, the Bank’s allowance stood at 1.06 percent, 1.05 percent, and 1.01  percent of gross loans, respectively.  Provisions were made to the allowance for loan losses in 2001, 2000 and 1999 of

$185,000, $130,000, and $174,200, respectively.  Loans charged off totaled $88,900 in 2001, $68,900 in 2000, and $128,500 in 1999.  Recoveries for these same periods were $1,800, $7,400, and $18,100.

The Bank’s non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans were .70 percent .03 percent and .48 percent as of the end of 2001, 2000 and 1999, respectively.

Based upon statistics released by Federal and state banking authorities regarding banks of similar size or otherwise located in California, Management believes that the Bank’s ratios of delinquent and non performing loans to total loans are far better than average.  Prudent collection efforts, and tighter lending controls, are responsible for the Bank’s strong performance on these measures of credit quality.  However, no assurance can be given that the Bank’s loan portfolio will continue to measure well against its peers on these ratios and quality measures, or that losses will not otherwise occur in the future.

Non-Interest Income

The following table presents a summary of the Bank’s non-interest income:

	Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Service charges on deposit accounts	494	418	389
Other service charges, commissions and fees	553	633	440
Income from sales and servicingof SBA loans	513	394	425

Total non-interest Income	1,560	1,445	1,254

Total non-interest income increased $114,200 (7.90%) in 2001 when compared with 2000. Service charges on deposit accounts increased $76,000, income from sales and servicing of SBA loans increased $118,600; while other service charges, commissions and fees decreased $80,400.  Merchant credit card processing income increased by $64,400 during 2001 compared to 2000.

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

The following table presents a summary of the activity in SBA loans for the years ended 2001, 2000 and 1999:

	2001	2000	1999
SBA loans authorized	$5,141,000	$8,125,000	$2,458,000
SBA loans sold	$5,264,300	$4,205,300	$2,811,900

Summary of Income from sales and Servicing of SBA Loans
	2001	2000	1999
Income from premium	$363,800	$245,000	$267,500
Income from servicing	148,900	150,000	158,000
Less loan origination expense	0	(1,000)	(1,000)

Total income from sales and servicing of SBA loans	$512,700	$394,000	$424,500

Non-Interest Expense

The following table presents a summary of the Bank’s other non-interest expense:

	Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Salaries and benefits	2,154	1,927	1,742
Occupancy and equipment expense	326	304	297
Professional fees	107	91	74
Data Processing	244	249	202
Other expenses	808	737	671

Total other Expenses	3,638	3,309	2,986

Salary expense increased $226,800 in 2001 as a result of the addition of an individual as President, employee merit increases and bonus payments. Salary expense increased $184,800 in 2000 as a result of the addition of three full time equivalent staff positions, merit increases and bonus payments.  Salary expense increased $242,800 in 1999 as a result of the addition of two positions; a Small Business Administration Lending Officer and a clerical staff position, employee merit increases and bonus payments.

Occupancy and equipment expenses increased $21,900 in 2001, with increases of $15,100 in rent expense, $4,000 in depreciation, property taxes $17,600 while utilities decreased $3,700 and repair and maintenance decreased $10,000.  Occupancy and equipment expenses increased $7,300 in 2000 due to additional premises rental expense.  Occupancy and equipment expenses increased $15,600 in 1999, with increases of $10,400 in premises rent, $3,900 in depreciation and $3,700 in equipment rental; while utilities decreased $3,000 and net merchant terminal expense decreased $4,600.

Data processing expense decreased $5,200 in 2001.  Data processing expense increased $47,100 in 2000 as the result of increases in the number of accounts and transaction volumes and the implementation of a debit card program.  Data processing expense increased $9,400 in 1999 as the result of increases in the number of accounts and transaction volumes and a 2% cost of living adjustment.

In 2001 professional fees increased $15,600 with accounting and audit fees increasing $2,300 and legal fees increasing $13,200.  In 2000 professional fees increased $17,100 due to accounting fees related to the quarterly review of the Company’s Form 10-QSB filings and third party loan reviews.  In 1999 professional fees decreased $32,700 due to a $36,500 decrease in legal fees.

Other expenses for 2001 totaled $808,200 compared with $737,400 in 2000, and increase of $70,300.  Significant changes occurred in the following categories with increases ATM expense $6,400, auto allowance/expense $8,000, bank fees $17,600, collections expense $16,600, donations $5,400, entertainment/meals $5,300, FDIC & State assessments $10,100, loan expense $5,900, messenger & freight $4,700, miscellaneous expense $17,800, postage $4,100, security $14,400 and shareholder expense $4,500; while decreases occurred in business development $2,600, operations losses $28,500, subscriptions/publications $5,300 and travel $12,200.

Other expenses for 2000 totaled $737,400 compared with $671,000 for 1999, an increase of $64,300.  Significant changes occurred in the following categories with in increases advertising $32,500, director fees $5,500, entertainment/meals $23,200, donations $6,800, FDIC & State assessments $14,300, bank fees $3,600, ATM expense $3,200, messenger & freight $3,100, postage $4,300, operations losses $11,400; while decreases occurred in collection expense $11,300, stationary & supplies $12,000, insurance $18,100.

Other expenses for 1999 totaled $671,000 compared with $619,600 for 1998, an increase of $52,000.  Significant changes occurred in the following categories with in increases advertising $10,500, poppy account expense $2,800, director fees $2,800, dues and memberships $1,900, donations $4,900, loan expense $10,800, bank fees $4,800, ATM expense $6,200, stationary/supplies $9,900, telephone $8,400, travel $9,000; while decreases occurred in business development $5,300, auto expense $2,000, entertainment/meals $13,200, security expense $9,100, insurance $2,700, Year 2000 expense $15,400.

Income Taxes

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (Statement 109).  Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards, and then a valuation allowance is established to reduce that deferred tax asset if it is “more likely than not” that the related tax benefits will not be realized.  The Bank adopted Statement 109 and has applied the provisions of the statement as of January 1, 1992.

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2001	2000	1999
Current tax provision:
Federal	$228,300	$168,000	$58,600
State	82,900	115,600	57,700
	311,200	283,600	116,300

Deferred tax provision (benefit):
Federal	(63,900)	63,400	22,800
State	(16,000)	14,900	7,900
	(79,900)	78,300	30,700

	$231,300	$361,900	$147,000

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2001	2000	1999
Statutory federal tax rate	34.00%	34.00%	34.00%
State taxes, net of federal tax benefit	7.20	7.20	7.20
Other, net	(2.20)	(8.25)	(16.73)
Effective tax rates	39.00%	32.95%	24.47%

In addition, the Corporation has applied all unused general business tax credit carryforwards for financial reporting and income tax purposes.

The components of the net deferred tax asset, included in other assets, are as follows:

	2001	2000
Deferred tax asset
Federal	$262,900	$154,200
State	68,000	36,700
Net deferred tax asset	$330,900	$190,900

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

	2001	2000
Deferred tax asset
Accrual to cash adjustments	—	$53,500
Investments:
Net urealized (gain) loss on securities available for sale	103,800	(46,200)
State franchise tax	51,300	51,800
Allowance for loan losses	209,300	155,600
Depreciation	(33,500)	(23,800)
Net deferred tax asset	330,900	190,900

As of December 31, 2001 and 2000, management expects all temporary differences to be offset against future taxable income, and no valuation reserve was deemed necessary.

LOANS

Loans, the largest component of earning assets, represented 67.69% of average earning assets, and 59.76% of average total assets during 2001, compared with 67.69% and 59.76%, respectively during 2000.  In 2001, average loans increased 17.00% from $41,512,100 in 2000 to $48,569,600.  Average real estate loans increased $6,074,400 (23.99%), average installment loans increased $256,400 (50.22%) and average commercial loans increased $1,691,800 (13.38%); while average construction loans decreased $938,000 (29.80%).

Loan policies and procedures provide the overall direction to the administration of the loan portfolio.  The Bank’s loan underwriting process is intended to encourage sound and consistent credit decisions are made.  Emphasis is placed upon credit quality, the borrower’s ability to repay through cash flow, secondary, and (occasionally, tertiary) repayment sources, and the value of collateral.

The Bank’s commercial and industrial loans are generally made for the purpose of providing working capital, financing the purchase of equipment or inventory, and other business purposes. Such loans generally have maturities ranging from one year to several years.  Short-term business loans are generally intended to finance current transactions and typically provide for monthly interest payments with principal being payable at maturity or at 90-day intervals. Term loans (usually for a term of two to five years) normally provide for monthly installments of principal and interest.  The Bank from time to time utilizes accounts receivable and inventory as security for loans.

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

The Bank’s real estate loan portfolio consists both of real estate construction loans and real estate mortgage loans.  The Bank has initiated a program to generate more commercial and industrial real estate loans, which generally yield higher returns than normal commercial loans.  The Bank has also developed a broker program for generating residential real estate loans.  The Bank does not make real estate development loans.  Real estate construction loans are made for a much shorter term, and often at higher interest rates, than conventional single-family residential real estate loans.  The cost of administering such loans is often higher than for other real estate loans, as principal is drawn on periodically as construction progresses.

The Bank also makes real estate loans secured by a first deed of trust on single family residential properties and commercial and industrial real estate.  California commercial banks are permitted, depending on the type and maturity of the loan, to lend up to 90 percent of the fair market value of real property (or more if the loan is insured either by private mortgage insurers or governmental agencies).  In certain instances, the appraised value may exceed the actual amount which could be realized on foreclosure, or declines in market value subsequent to making the loan can impair the Bank’s security.

Consumer loans are made for the purpose of financing the purchase of various types of consumer goods, home improvement loans, auto loans and other personal loans.  Consumer installment loans generally provide for monthly payments of principal and interest, at a fixed rate.  Most of the Bank’s consumer installment loans are generally secured by the personal property being purchased.  The Bank generally makes consumer loans to those customers with a prior banking relationship with the Bank.

The following table presents the composition of the loan portfolio, including loans held for sale, at December 31 for the last five years.

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Commercial and industrial	14,469	12,988	11,441	12,084	10,843
Real estate, construction	1,896	2,314	3,459	356	347
Real estate, mortgage	36,010	27,802	23,788	15,294	13,921
Installment	703	518	435	390	520
Government guaranteed loans purchased	130	139	145	159	284
	53,207	43,760	39,267	28,282	25,914
Less:
Allowance for possible loan losses	(566)	(468)	(400)	(336)	(269)
Deferred origination fees, net	(79)	(41)	(49)	(32)	(40)

Net Loans	52,562	43,251	38,817	27,914	25,606

Non-performing and Non-accrual Loans

The Bank’s present policy is to cease accruing interest on loans which are past due as to principal or interest 90 days or more, except for loans which are well secured or when collection of interest and principal is deemed likely.  When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of, and interest on, the loan appears to be available.

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”):

	As of December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Accruing, past due 90 days or more:

Real Estate	0	0	63	63	134
Commercial	0	0	0	0	0
Installment	0	0	0	0	0
Total accruing	0	0	63	63	134

Nonaccrual Loans:

Real Estate	320	0	0	0	0
Commercial	50	15	125	57	55
Installment	0	0	0	0	21
Total nonaccrual	370	15	125	57	76

Total nonperforming	370	15	188	120	210

Total loans end of period	53,207	43,760	39,267	28,282	25,914

Ratio of nonperforming loans to total loans at end of period	0.70%	0.03%	0.48%	0.42%	0.81%

The low level of non-performing loans is the result of underwriting criteria intended to be conservative, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel).  The Bank does not have any foreign loans or loans for highly leveraged transactions.

Summary of Loan Loss Experience

	For the Years ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Average loans outstanding	48,265	41,552	34,115	27,414	26,042

Allowance, beginning of period	468	400	336	269	254

Loans charged off during period:
Commercial	80	67	128	69	101
Installment	9	2	0	5	5
Real Estate	0	0	0	2	0
Other	0	0	1	0	0
Total charge offs	89	69	129	75	106

Recoveries during period:
Commercial	1	7	13	12	1
Installment	1	0	5	1	1
Other	0	0	0	0	0
Total recoveries	2	7	18	13	2

Net Loans charged off during the period	87	62	111	63	104

Additions to allowance for possible loan losses	185	130	174	130	120

Allowance, end of period	566	468	400	336	269

Ratio of net loans charged off to average Loans outstanding during the period	0.18%	0.15%	0.32%	0.23%	0.40%

Ratio of allowance to total at end of period	1.06%	1.05%	1.01%	1.18%	1.04%

Funding Sources

Average deposits increased 23.44% to $63,979,700 in 2001 from $59,229,400 in 2000.  In 2001 average certificates of deposit increased 10.64%, average demand deposits increased 1.69% and average interest checking, money market and savings accounts as a group increased 8.17%.  Average certificates of deposit represented 55.45% of average deposits in 2001 compared with 54.14% in 2000.  Average interest checking, money market and savings accounts as a group were 22.87% of average deposits in 2001 compared with 22.84% in 2000.  Average demand deposits represented 21.67% of average deposits in 2000 compared with 23.02% in 2000.

The Corporation borrowed $1,000,000 on an unsecured basis from United Security Bank, Fresno, California on June 28, 2001.  The rate of interest is the United Security Bank Reference Rate (the “Index”) plus .750 percentage points over the Index.  The note requires monthly interest payments beginning August 5, 2001 and quarterly principal payments beginning October 5, 2002 through April 5, 2011 and a final payment of principal on July 5, 2001. The proceeds from the loan were used to payoff an $800,000 term loan and to pay down the $200,000 line of credit with Pacific Coast Bankers’ Bank.  The Corporation renewed the $200,000 revolving line of credit for one year, with interest due monthly.  The credit line is secured by 93,069 shares of Monterey County Bank stock.  The rate of interest on the credit line is the prime rate as published in the Wall Street Journal (the “Index”) plus .750 percentage points over the Index.  At December 31, 2001, the interest rate was 5.50% for both loans, and the outstanding principal balances on the term note and line of credit were $1,000,000 and $200,000, respectively.

The Bank has lines of credit from the Federal Home Loan Bank of San Francisco and Pacific Coast Bankers’ Bank with maximum borrowing limits on December 31, 2001 of $6,898,200 and $2,500,000, respectively.  The Federal Home Loan Bank line of credit is secured by certain of the Bank’s real estate secured loans at December 31, 2001 the total principal balances of pledged loans was $10,382,400.  At December 31, 2001 the Bank had four $1,000,000 advances from the Federal Home Loan Bank, which bear interest at 4.83%, 6.81%, 6.86% and 7.71%, respectively.  The advances mature in October 2003, June 2004, August 2005 and June 2030, respectively.  The Pacific Coast Bankers’ Bank line of credit is unsecured.  The Bank did not utilize any overnight borrowings in 2001, 2000 or 1999.

Loan Guarantee

The Coporation guarantees a loan for Community Bankers Insurance Agency, LLC.  The Corporation’s liability under the guarantee agreement, which matures September 14, 2002, is limited to $20,000.

Capital Resources

The Corporation maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends.  At December 31, 2001, stockholders’ equity was $5,086,900 versus $4,861,300 at December 31, 2000.  The Corporation issued 10% stock dividends in 2000, 1999 and 1998.  The Bank paid cash dividends totaling $200,000, $100,000, and $50,000, to the Corporation in 2001, 2000 and 1999, respectively.

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

In general, the risk-based capital guidelines provide detailed definitions of which obligations will be treated as capital, and assign different weights to various assets and off-balance sheet items, depending upon the perceived degree of credit risk associated with each asset.  Each asset is assigned to one of four risk-weighted categories.  For example, 0 percent for cash and unconditionally guaranteed government securities; 20 percent for deposits with other banks and fed funds; 50 percent for state bonds and certain residential real estate loans; and 100 percent for commercial loans and other assets.  Capital is categorized as either Tier 1 capital, consisting of common stock and retained earnings (or deficit), or Tier 2 capital, which includes limited-life preferred stock and allowance for loan losses (subject to certain limitations).  The guidelines also define and set minimum capital requirements (risk-based capital ratios), which increased over a transition period, ended December 31, 1992.  Under the final 1992 rules, all banks were required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 capital ratio of 9.32% and 10.33% at December 31, 2001 and 2000, respectively, and a total risk-based capital ratio of 10.24% and 11.25% at December 31, 2000 and 1999, respectively.

The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill.  The Bank had a leverage capital ratio of 7.52% and 7.17% at December 31, 2001 and 2000, respectively.

Liquidity

Liquidity represents a bank’s ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs.  For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings.  In addition, the Bank has lines of credit from the Federal Home Loan Bank of San Francisco of approximately $6,898,200 and a $2,500,000 federal funds line of credit with the Pacific Coast Bankers’ Bank to meet temporary liquidity requirements.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets (“primary liquidity”), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  In addition, it seeks to generally limit loans to not more than 90 percent of deposits.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s primary liquidity at December 31, 2001, 2000 and 1999 was 25.79 percent, 27.88 percent, and 22.32 percent respectively, while its average loan to deposit ratio for such years was 75.91 percent, 70.09 percent and 71.10 percent respectively.  On December 29, 2000 the Bank received wire transfers totaling $10,030,000 for credit to two demand deposit accounts.  These deposits were temporary in nature, remaining on deposit until January 12, 2001.  These temporary deposits inflated the Bank’s primary liquidity ratio, adjusting for these deposits the Bank’s primary liquidity ratio would have been 18.03%.

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

The purpose for asset/liability management is to provide stable net interest income growth by protecting the Bank’s earnings from undue interest rate risk.  The Bank expects to generate earnings from increasing loan volume, appropriate loan pricing and expense control and not from trying to accurately forecast interest rates.  Another important function of asset/liability management is managing the risk/return relationships between interest rate risk, liquidity, market risk and capital adequacy.  The Bank gives priority to liquidity concerns followed by capital adequacy, then interest rate risk and market risk in the investment portfolio.  The policy of the Bank will be to control the exposure of the Bank’s earnings to changing interest rates by generally maintaining a position within a narrow range around an “earnings neutral position.” An earnings neutral position is defined as the mix of assets and liabilities that generate a net interest margin that is not affected by interest rate changes.  However, Management does not believe that the Bank can maintain a totally earnings neutral position.  Further, the actual timing of repricing of assets and liabilities does not always correspond to the timing assumed by the Bank for analytical purposes.  Therefore, changes in market rates of interest will generally impact on the Bank’s net interest income and net interest margin for long or short periods of time.

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  At December 31, 2001 the affect of a 2% increase in the fed funds rate, expressed as a percentage of equity a positive 7.3%, while a 2% decrease in the fed funds rate was a negative 6.9% of equity.

The Corporation’s sources of revenues and liquidity are the dividends, tax equalization payments or management fees from the Bank, gains on securities held in a trading account and the line of credit from the Pacific Coast Bankers’ Bank.  The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law.

Investment Securities

                The Corporation maintains a trading account, at fair value, consisting of marketable securities.  At December 31, 2001 the account value was $173,000.  In addition the Corporation has a $25,000 investment in Mission Valley Bank stock and a $200,000 investment in Lender Services Acquisition Corporation.  In 2001 the Corporation took a charge to earnings of $40,000 representing its investment in the Community Bank Insurance Agency, LLC.

The following table sets forth the book and market value of the Bank’s investment securities as of December 31, 2001 and 2000:

INVESTMENT PORTFOLIO MIX

	2001		2000
	Book value	Market value	Book value	Market value
	(Dollars in thousands)
Available for sale:
Federal Home Loan Bank Stock	286	286	269	269
Pacific Coast Bankers’ Bank Stock	440	440	350	350
Corporate Debt Securities	3,495	3,470	—	—
State/Local Agencies	—	—	4,548	4,745
U.S. Government Agencies	6,000	6,008	1,963	1,982
Total	10,221	10,204	7,130	7,346

Held to maturity:
State and Local Agencies	—	—	9,052	9,194
U.S. Government Agencies	—	—	1,999	1,969
Total	—	—	11,051	11,163

The following table summarizes the maturity of the Bank’s investment securities at December 31, 2001:

INVESTMENT PORTFOLIO MATURITIES

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due between one and five years	5,768,000	5,749,000	—	—
Due between five and ten years	3,727,300	3,729,400
U.S. Government Agencies	—	—	—	—
	9,495,300	9,478,400	—	—

ITEM 7. FINANCIAL STATEMENTS

The following consolidated financial statements included in the Consolidated Financial Report issued by Hutchinson and Bloodgood LLP, Certified Public Accountants at the pages indicated are incorporated herein by reference:

Independent Auditors’ Report on the Financial Statements	1

Consolidated Balance Sheets at December 31, 2001 and 2000	2

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2001	3

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2001	4

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001	5-6

Notes to Consolidated Financial Statements	7-34

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

Years Ended December 31, 2001 and 2000

Independent Auditors’ Report

To the Board of Directors

Northern California Bancorp, Inc.

Monterey, California

We have audited the accompanying consolidated balance sheets of Northern California Bancorp, Inc. and its wholly owned subsidiary, as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2001.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern California Bancorp, Inc. and its wholly owned subsidiary, as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Hutchinson and Bloodgood, LLP

January 25, 2002

NORTHERN CALIFORNIA BANCORP, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000

ASSETS	2001	2000
Cash and due from banks (Note 2)	$11,392,900	$4,306,200
Federal funds sold	—	13,050,000
Cash and cash equivalents	11,392,900	17,356,200
Time deposits with other financial institutions	100,000	200,000
Trading assets (Note 3)	173,000	168,000
Securities available for sale (Note 4)	10,204,000	7,346,100
Securities, held to maturity (Note 4)	—	11,050,900
Other investments	225,000	40,000
Loans, held for sale	605,600	2,549,500
Loans, net (Notes 6 and 14)	51,956,300	40,701,900
Bank premises and equipment, net (Note 7)	1,804,700	1,773,200
Cash surrender value of life insurance	2,000,700	1,406,300
Interest receivable and other assets	1,272,700	1,279,400

Total assets	$79,734,900	$83,871,500

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Non interest-bearing demand	$14,525,800	$25,311,200
Interest-bearing demand	12,014,500	10,651,600
Savings	3,849,000	2,963,400
Time	21,434,500	18,145,100
Time in denominations of $100,000 or more	16,508,600	15,147,000

Total deposits	68,332,400	72,218,300

Short-term borrowing (Note 8)	200,000	75,000
Long-term debt (Note 8)	1,000,000	800,000
Federal Home Loan Bank borrowed funds (Note 9)	4,000,000	5,000,000
Interest payable and other liabilities	1,115,600	916,900

Total liabilities	74,648,000	79,010,200

Commitments (Note 11)
Shareholders’ equity (Notes 12 and 13)

Common stock, no stated par value, authorized: 2,500,000 shares, issued and outstanding: 1,328,207 in 2001 and 1,219,671 in 2000	4,040,600	3,716,700
Retained earnings	1,038,000	1,054,600
Accumulated other comprehensive income	8,300	90,000

Total shareholders’ equity	5,086,900	4,861,300

Total liabilities and shareholders’ equity	$79,734,900	$83,871,500

The notes to consolidated financial statements are an intergral part of these statments.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Interest income
Loans	$4,576,300	$4,284,800	$3,474,100
Time deposits with other financial institutions	12,400	10,500	9,300
Investment securities	487,500	902,700	534,500
Federal funds sold	363,400	303,300	277,800
Total interest income	5,439,600	5,501,300	4,295,700

Interest expense
Interest-bearing transaction accounts	115,100	115,600	109,700
Savings and time deposit accounts	1,196,500	1,168,300	882,600
Time deposits in denominations of $100,000 or more	833,000	763,900	523,500
Notes payable and other	381,100	361,800	272,600
Total interest expense	2,525,700	2,409,600	1,788,400

Net interest income	2,913,900	3,091,700	2,507,300
Provision for loan losses (Note 6)	185,000	130,000	174,200
Net interest income, after provision for loan losses	2,728,900	2,961,700	2,333,100

Other income
Service charges on deposit accounts	494,000	418,000	388,900
Income from sales and servicing of SBA loans (Note 5)	512,700	394,000	424,500
Other income	489,000	633,300	440,600
Total other income	1,495,700	1,445,300	1,254,000

Operating expense
Salaries and employee benefits	2,153,500	1,926,700	1,741,900
Occupancy and equipment expense	326,300	304,400	297,000
Professional fees	106,600	91,200	74,100
Data processing	243,900	249,100	202,300
Other general and administrative	802,500	737,400	671,000
Total operating expenses	3,632,800	3,308,800	2,986,300

Income before tax provision	591,800	1,098,200	600,800
Income tax provision (Note 10)	231,300	361,900	147,000

Net Income	$360,500	$736,300	$453,800

Earnings per common share

Basic earnings per share Net income	$0.27	$0.55	$0.35

Diluted earnings per share Net income	$0.23	$0.48	$0.30

The notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years Ended December 31, 2001, 2000, and 1999

	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Compre-hensive Income (Loss)	Total
Balance at December 31, 1998	940,322	$2,962,200	$504,400	$(32,000)	$3,434,600

Comprehensive income:
Net income for the year	—	—	453,800	—	453,800
Change in net unrealized loss on securities and other assets net of tax effects	—	—	—	(30,000)	(30,000)
Total comprehensive income					423,800

10% common stock dividend	99,302	297,900	(298,600)	—	(700)
Repurchase of common stock	(11,133)	(34,200)	—	—	(34,200)
Exercise of stock options	84,150	169,500	—	—	169,500

Balance at December 31, 1999	1,112,641	3,395,400	659,600	(62,000)	3,993,000

Comprehensive income:
Net income for the year	—	—	736,300	—	736,300
Change in net unrealized gain on securities and other assets net of tax effects	—	—	—	152,000	152,000
Total comprehensive income					888,300

10% common stock dividend	110,784	332,300	(332,900)	—	(600)
Repurchase of common stock	(3,754)	(11,000)	—	—	(11,000)
Repurchase of stock options	—	—	(8,400)	—	(8,400)

Balance at December 31, 2000	1,219,671	3,716,700	1,054,600	90,000	4,861,300

Comprehensive income:
Net income for the year	—	—	360,500	—	360,500
Change in net unrealized gain on securities and other assets net of tax effects	—	—	—	(81,700)	(81,700)
Total comprehensive income					278,800

10% common stock dividend	120,516	361,600	(362,300)	—	(700)
Repurchase of common stock	(11,980)	(37,700)	—	—	(37,700)
Repurchase of stock options	—	—	(14,800)	—	(14,800)

Balance at December 31, 2001	1,328,207	$4,040,600	$1,038,000	$8,300	$5,086,900

The notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2001, 2000, and 1999

	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$360,500	$736,300	$453,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	121,000	126,900	144,000
Amortization of discounts on investment securities	3,800	(700)	(2,800)
Provision for loan losses	185,000	130,000	174,200
Amortization of deferred servicing premium	—	7,400	18,100
Amortization of deferred gains on SBA loans	(1,500)	(1,600)	(3,000)
Increase in trading assets	(5,000)	(33,000)	(135,000)
Increase (decrease) in other liabilities	209,500	(55,800)	3,100
Increase in other assets	(739,100)	(174,300)	(409,700)
(Increase) decrease in deferred tax asset	(140,000)	41,200	(16,900)
(Increase) decrease in interest payable	(10,800)	63,900	88,600
(Increase) decrease in interest receivable	291,400	(164,400)	(152,100)
Net cash provided by operating activities	274,800	675,900	162,300

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in time deposits	100,000	—	(100,000)
Proceeds from maturity of investment securities	32,908,600	6,246,500	1,208,400
Purchase of investments	(24,982,400)	(13,587,700)	(5,522,700)
Net increase in loans	(11,441,600)	(2,549,800)	(11,189,900)
(Increase) decrease in loans held for sale	1,943,900	(1,884,200)	286,300
Proceeds from sale of equipment	—	—	1,800
Additions to Bank premises and equipment	(152,500)	(50,300)	(126,400)
Net cash used by investing activities	(1,624,000)	(11,825,500)	(15,442,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(3,885,900)	16,655,700	12,710,900
Proceeds from borrowings, net	—	1,124,900	750,000
Repayments of borrowings, net	(675,000)	—	—
Proceeds from exercise of stock options	—	—	169,500
Repurchase of common stock and stock options	(52,500)	(19,400)	(34,200)
Cash dividends paid on common stock	(700)	(600)	(700)
Net cash provided by financing activities	(4,614,100)	17,760,600	13,595,500

Net increase (decrease) in cash and cash equivalents	(5,963,300)	6,611,000	(1,684,700)

CASH AND CASH EQUIVALENTS, BEGINNING	17,356,200	10,745,200	12,429,900

CASH AND CASH EQUIVALENTS, ENDING	$11,392,900	$17,356,200	$10,745,200

The notes to consolidated financial statements are an intergral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2001, 2000, and 1999

	2001	2000	1999
OTHER CASH FLOW INFORMATION

Interest paid	$2,536,700	$2,163,300	$1,609,000

Income taxes paid	$353,200	$325,200	$110,200

The notes to consolidated financial statements are an intergral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2001 and 2000

Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Northern California Bancorp, Inc. (the “Corporation”) and its wholly-owned subsidiary, Monterey County Bank (the “Bank”).  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of deferred tax assets.

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

Investment Securities

Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and reflected at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income.  Other marketable securities are classified as “available for sale” and are reflected at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.  Federal Home Loan Bank and Pacific Coast Bankers’ Bank stocks are reflected at cost.  Gains and losses on disposition are generally recognized on the trade date, based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

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

The Bank’s investment in an SBA loan is allocated among the retained portion of the loan, excess servicing retained, and the sold portion of the loan, based on the relative fair market value of each portion at the time of loan origination, adjusted for payments and other activities.  Since the portion retained does not carry an SBA guarantee, part of the gain recognized on the sold portion of the loan is deferred and amortized as a yield enhancement on the retained portion of the loan.  Excess servicing fees are reflected as an asset which is amortized over an assumed half life; in the event future prepayments are significant and future expected cash flows are inadequate to cover the unamortized excess servicing asset, additional amortization is recognized.

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

Loans and Loan Fees

The Bank grants mortgage, commercial, and consumer loans to customers.  A substantial portion of the loan portfolio is represented by mortgage loans on the Monterey Peninsula.  The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic sectors in the area.

Loans, as reported, have been reduced by undisbursed loan funds, net deferred loan fees, and the allowance for loan losses.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to earnings and is maintained at a level considered adequate to provide for reasonably foreseeable loan losses.

The provision and the level of the allowance are evaluated on a regular basis by management and are based upon management’s periodic review of the collectibility of the loans in light of historical experience, known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant change.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans and other real estate owned.

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

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Substantially all of the Bank’s loans which have been identified as impaired have been measured by the fair value of existing collateral.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Bank does not separately identify individual consumer loans for impairment disclosures.

Loan Servicing

The Bank has adopted Statement of Financial Accounting Standards (“SFAS”) No. 122, “Accounting for Mortgage Servicing Rights,” as superseded by SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” whereby rights to service loans for others are capitalized as separate assets, whether acquired through purchase or origination, if such loans are sold or securitized with servicing rights retained.  Accordingly, the total cost of the loan is allocated to the related servicing right and to the loan based on the relative fair values if it is practicable to estimate those fair values.

The Bank estimates fair value based on the present value of estimated expected future cash flows using prepayment speeds and discount rates commensurate with the risks involved, and servicing costs determined on an incremental cost basis.  Prior to the adoption of SFAS No. 122, the capitalization of originated mortgage servicing rights was not allowed under accounting principles generally accepted in the United States of America.

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

Stock Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock.  Stock options issued under the Corporation’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.  Under the Corporation’s employee stock purchase plan, compensation cost is recognized to the extent that the quoted market price of the stock on the date of grant exceeds the amount that the employee is required to pay.  The Corporation has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income, earnings per share, and other disclosures, as if the fair value based method of accounting had been applied.  The pro forma disclosures include the effects of all awards granted on or after January 1, 1995.  (See Note 13.)

Earnings per share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method.  The weighted average number of shares used in the computation of basic earnings per share was 1,333,859 for 2001, 1,343,941 for 2000, and 1,286,650 for 1999.  The weighted average number of shares used in the computation of earnings per share assuming dilution of stock options was 1,553,300 for 2001, 1,544,399 for 2000, and 1,520,016 for 1999.  The 10% stock dividend was retroactively reflected in the 2000 and 1999 weighted shares.

Subsequent Accounting Change

On June 20, 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill an Other Intangible Assets.”  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, [except for combinations between two or more mutual enterprises for which interpretive guidance will be issued at a later date.]  With the adoption of SFAS No. 142, effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life, but will be subject to at least an annual assessment for impairment by applying a fair value based test.  Additionally, under SFAS No. 142, acquired intangible assets (such as core deposit intangibles) should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the intent to do so.  Unidentified intangible assets pertaining to branch acquisitions will continue to be amortized as such transactions are outside the scope of SFAS No. 142.  Management does not anticipate that the adoption of this Statement will have a material impact on the consolidated financial statements.

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

The components of other comprehensive income and related tax effects are as follows:

	2001	2000	1999
Unrealized holding gains (losses) on available-for-sale securities and other assets	$(194,600)	$277,900	$(54,600)
Tax effect	112,900	(125,900)	24,600

Net-of-tax amount	$(81,700)	$152,000	$(30,000)

Reclassification

Certain amounts have been reclassified in the 2000 financial statements to conform to the 2001 presentation.

Note 2.   CASH AND DUE FROM BANKS

Aggregate reserves (in the form of cash and deposits with the Federal Reserve Bank) of $461,000  were maintained to satisfy federal regulatory requirements at December 31, 2001.

Note 3.   TRADING ASSETS

At December 31, 2001 and 2000, trading assets, at fair value, consisted of marketable equity securities in the amount of $173,000 and $168,000, respectively.

Note 4.   INVESTMENT SECURITIES

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Government Agencies	$6,000,000	$8,000	$—	$6,008,000
Corporate Debt Securities	3,495,300	—	24,900	3,470,400
Federal Home Loan Bank	$285,700	—	—	285,700
Pacific Coast Banker’s Bank Stock	439,900	—	—	439,900
Total securities available for sale	$10,220,900	$8,000	$24,900	$10,204,000

	December 31, 2000
Securities Available for Sale
State and Local Agencies	$4,548,600	$196,200	$—	$4,744,800
U.S. Government Agencies	1,962,400	19,900	—	1,982,300
Federal Home Loan Bank	269,100	—	—	269,100
Pacific Coast Banker’s Bank Stock	349,900	—	—	349,900
Total securities available for sale	$7,130,000	$216,100	$—	$7,346,100

Securities Held to Maturity
State and Local Agencies	$9,051,700	$141,800	—	$9,193,500
U.S. Government Agencies	1,999,200	—	30,000	1,969,200
Total securities held to maturity	$11,050,900	$141,800	$30,000	$11,162,700

The Bank’s investment in Federal Home Loan Bank stock is required as part of a borrowing agreement.  The stock will be redeemed at par value.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2001 are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Due between one and five years	$5,768,000	$5,749,000
Due between five and ten years	3,727,300	3,729,400

	$9,495,300	$9,478,400

Proceeds from maturity and sales of investment securities during 2001 and 2000, respectively, were $32,908,600 and $6,246,500.  Realized gains during 2001 and 2000, respectively, were $59,700 and $74,700.

Note 5.   SALES AND SERVICING OF SBA LOANS

A summary of the activity of SBA loans follows:

	2001	2000	1999
SBA loans originated	$5,141,000	$8,125,000	$7,083,000

SBA loans sold	$5,264,300	$4,205,300	$5,357,900

A summary of income from SBA loans sold is as follows:

	2001	2000	1999
Income from premiums	363,800	$244,900	$267,500
Income from servicing	148,900	150,100	158,000
Less loan origination expense	—	(1,000)	(1,000)
Total SBA sales and servicing income	$512,700	$394,000	$424,500

Note 6.   LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of loan balances follows:

	2001	2000
Commercial and industrial	$13,863,200	$10,438,600
Construction	1,896,000	2,313,800
Real estate, mortgage	36,009,500	27,801,600
Installment	702,600	518,500
Government guaranteed loans purchased	130,100	139,000
	52,601,400	41,211,500
Allowance for loan losses	(566,300)	(468,500)
Deferred origination fees, net	(78,800)	(41,100)
Loans, net	$51,956,300	$40,701,900

The maturities of total loans follows:

	2001	2000
Loans with a fixed rate:
Due within one year	$5,144,900	$2,691,300
Due two to five years	12,837,900	18,898,200
Due over five years	6,323,600	3,211,200
	24,306,400	24,800,700
Loans with a variable rate	28,295,000	16,410,800
Total loans	$52,601,400	$41,211,500

An analysis of the allowance for loan losses follows:

	2001	2000	1999
Beginning balance	$468,500	$400,000	$336,200
Recoveries	1,700	7,400	18,100
Loans charged off	(88,900)	(68,900)	(128,500)
Provision for loan losses	185,000	130,000	174,200
Ending balance	$566,300	$468,500	$400,000

As of December 31, 2001, 2000, and 1999 the recorded investment in impaired loans totaled $1,187,800, $981,100, and $610,800 with corresponding valuation allowances of $78,600, $59,800, and $39,700, respectively.  No additional amounts are committed to be advanced in connection with impaired loans.

As of December 31, 2001, 2000, and 1999 the average recorded investment in impaired loans amounted to approximately $984,200, $409,700, and $176,400, respectively.  Non-accrual loans totaled $370,300, $15,400, and $124,700 at December 31, 2001, 2000 and 1999, respectively.  If interest on non-accrual loans had been accrued, such income would have approximated $21,300, $1,100, and $3,900 for 2001, 2000, and 1999, respectively.

Note 7.          BANKING PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of banking premises and equipment and their estimated useful lives follows:

	2001	2000	Estimated Useful Lives
Building and land	$915,400	$915,400	40 years
Building improvements	408,500	400,200	40 years
Leasehold improvements	500,100	471,000	Lease term
Furniture and equipment	1,395,700	1,297,300	3-8 years
	3,219,700	3,083,900
Accumulated depreciation	(1,415,000)	(1,310,700)
	$1,804,700	$1,773,200

Depreciation expense of $121,000, $126,900, and $144,000 was included in occupancy and equipment expense for the years ended 2001, 2000, and 1999, respectively.

Note 8.   SHORT-TERM BORROWING AND LONG-TERM DEBT

The Corporation borrowed $1,000,000 on an unsecured basis from United Security Bank, Fresno, California on June 28, 2001.  The rate of interest is the United Security Bank Reference Rate (the “Index”) plus .750 percentage points over the Index.  The note requires monthly interest payments beginning August 5, 2001 and quarterly principal and interest payments beginning October 5, 2002 through April 5, 2011 and a final payment of principal and interest on July 5, 2011. The proceeds from the borrowing were used to payoff an $800,000 term loan and to pay down the $200,000 line of credit with Pacific Coast Bankers’ Bank.  The Corporation renewed the $200,000 revolving line of credit for one year, with interest due monthly.  The credit line is secured by 93,069 shares of Monterey County Bank stock.  The rate of interest on the credit line is the prime rate as published in the Wall Street Journal (the “Index”) plus .750 percentage points over the Index.  At December 31, 2001, the interest rate was 5.50% for both borrowings, and the outstanding principal balances on the term note and line of credit were $1,000,000 and $200,000, respectively.

Note 9.          FEDERAL HOME LOAN BANK BORROWINGS

The Bank entered into an advance and security agreement with the Federal Home Loan Bank of San Francisco on January 21, 1993.  At December 31, 2001, the Bank has four $1,000,000 advances, which bear interest at 4.83%, 6.81%, 6.86%, and 7.72%, respectively.  The advances are secured by pledged loan principal in the amount of $10,382,400.  The advances mature in October 2003, June 2004, August 2005, and June 2030, respectively.

Note 10. INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	2001	2000	1999
Current tax provision:
Federal	$228,300	$168,000	$58,600
State	82,900	115,600	57,700
	311,200	283,600	116,300
Deferred tax provision (benefit):
Federal	(63,900)	63,400	22,800
State	(16,000)	14,900	7,900
	(79,900)	78,300	30,700
	$231,300	$361,900	$147,000

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2001	2000	1999
Statutory federal tax rate	34.00%	34.00%	34.00%
State taxes, net of federal tax benefit	7.20	7.20	7.20
Other, net	(2.20)	(8.25)	(16.73)
Effective tax rates	39.00%	32.95%	24.47%

In addition, the Corporation has applied all unused general business tax credit carryforwards for financial reporting and income tax purposes.

The components of the net deferred tax asset, included in other assets, are as follows:

	2001	2000
Deferred tax asset
Federal	$262,900	$154,200
State	68,000	36,700
Net deferred tax asset	$330,900	$190,900

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

	2001	2000
Deferred tax assets (liabilities)
Accrual to cash adjustments	$—	$53,500
Investments:
Net unrealized (gain) loss on securities	103,800	(46,200)
State franchise tax	51,300	51,800
Allowance for loan losses	209,300	155,600
Depreciation	(33,500)	(23,800)
Net deferred tax asset	$330,900	$190,900

As of December 31, 2001 and 2000, management expects all temporary differences to be offset against future taxable income, and no valuation reserve was deemed necessary.

Note 11. COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding commitments and contingencies which are not reflected in the consolidated financial statements.

Operating lease commitments

The Bank leases its branch buildings in Carmel and Pacific Grove.  The Carmel building has a twenty-five year lease which commenced in March 1981 and may be adjusted annually for changes in the Consumer Price Index.  The Pacific Grove building has a five-year lease with five, five-year options and commenced in April 1997.  The Bank also leases certain equipment used in the normal course of business.

Rent expense for operating leases is included in occupancy and equipment expense and amounted to approximately $113,500, $80,200, and $72,400 in 2001, 2000, and 1999, respectively.

At December 31, 2001, approximate future minimum rental commitments for all noncancelable operating leases are as follows:

2002	$164,000
2003	151,500
2004	132,400
2005	124,100
2006	39,000
Thereafter	7,500
$618,500

Loan commitments

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Bank’s exposure to credit loss is represented by the contractual amount of these commitments.  The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, 2001 and 2000, such commitments to extend credit were approximately $7,968,500 and $7,702,700, respectively, of undisbursed lines of credit and undisbursed loans in process.

Loan Guarantee

The Corporation guarantees a loan for Community Bankers Insurance Agency, LLC.  The Corporation’s liability under the guarantee agreement, which matures September 14, 2002, is limited to $20,000.

Note 12. SHAREHOLDERS’ EQUITY

Minimum regulatory requirements

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2001 and 2000, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.  There are no conditions or events since the notification that management believes have changed the Bank’s category.  The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2001 and 2000 are also presented in the tables.

	December 31, 2001
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(All dollars in thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$5,656	9.1%	$4,984	8.0%	N/A	N/A
Monterey County Bank	6,333	10.3%	4,943	8.0%	$6,179	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	5,087	8.2%	2,488	4.0%	N/A	N/A
Monterey County Bank	5,767	9.3%	2,468	4.0%	3,707	6.0%
Tier 1 Capital to Average Assets:
Consolidated	5,087	6.6%	3,085	4.0%	N/A	N/A
Monterey County Bank	5,767	7.5%	3,065	4.0%	3,831	5.0%

	December 31, 2000
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(All dollars in thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$5,330	10.4%	$4,097	8.0%	N/A	N/A
Monterey County Bank	5,692	11.2%	4,074	8.0%	$5,093	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	4,861	9.5%	2,048	4.0%	N/A	N/A
Monterey County Bank	5,224	10.3%	2,037	4.0%	3,056	6.0%
Tier 1 Capital to Average Assets:
Consolidated	4,861	9.5%	2,047	4.0%	N/A	N/A
Monterey County Bank	5,224	9.2%	2,037	4.0%	2,546	5.0%

Note 13. STOCK OPTIONS AND STOCK DIVIDENDS

On June 12, 1998, the 1998 Stock Option Plan was approved by the shareholders. Under the Plan, options may be granted to officers, key employees, and directors of the Corporation and it’s subsidiary, so long as a majority of the equity interests of such subsidiary are owned by the Corporation.  Incentive Stock Options may be granted at prices not lower than 100% of the fair market value of the common stock on the date of grant. However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  Non-qualified stock options may be granted at prices not lower than 85% of the fair market value of the common stock on the date of grant.  The Board of Directors is authorized to determine when options become exercisable within a period not extending 10 years from the date of grant.  The maximum number of shares available for issuance under the Plan is 250,000 shares subject to adjustment for stock dividends and stock buy-backs.  On April 19, 2001, the Corporation amended the plan to increase the maximum number of shares by 129,071. During 2001, no incentive stock options were granted to employees.

The Corporation applies APB Opinion 25 and related Interpretations in accounting for the plan.  Accordingly, no compensation cost has been recognized.  Had compensation cost for the Corporation’s stock-based compensation plan been determined based on the fair value at the grant date for awards under the plan consistent with the method prescribed by SFAS No. 123, the Corporation’s net income and basic earnings per share would have been adjusted to the pro forma amounts indicated below:

Net income:
As reported	$360,500	$736,300	$453,800
Pro forma	360,500	719,000	453,800

Earnings per share:
As reported	$0.27	$0.55	$0.35
Pro forma	0.27	0.53	0.35

Earnings per share,
assuming dilution for stock options:
As reported	$0.23	$0.48	$0.30
Pro forma	0.23	0.47	0.30

The fair value of these options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000: risk-free interest rate of 6.21 percent; dividend yield of 4.0 to 4.8 percent; expected option life of 2.5 years; and volatility of 30 percent.

At December 31, 2001, options for the purchase of 203,180 shares of the Corporation’s common stock were outstanding and exercisable at prices ranging from $1.71 to $2.73.  The status of all optioned shares is as follows:

	Shares	Price Range	Weighted Average Remaining Contractual Life
Outstanding at December 31, 1999	159,115	$2.07 - $2.48	4.3 Years
Granted	49,500	$2.73 - $3.00
Increase due to stock dividend	18,899	$1.88 - $3.00
Cancelled	(19,623)	$2.07 - $2.48

Outstanding at December 31, 2000	207,891	$2.07 - $2.48	3.7 Years
Increase due to stock dividend	18,472	$1.71 - $2.73
Cancelled	(23,183)	$2.07 - $2.48

Outstanding at December 31, 2001	203,180	$1.71 - $2.73	2.4 Years

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

Aggregate loan transactions with related parties are approximately as follows:

Balance as of December 31, 1999	$897,500
New loans	50,000
Repayments	(28,500)

Balance as of December 31, 2000	$919,000
New loans	267,600
Repayments	(47,500)

Balance as of December 31, 2001	$1,139,100

Related party deposits totaled approximately $186,700 and $173,900 at December 31, 2001 and 2000, respectively.

Note 15.   EMPLOYEE BENEFIT PLANS

During 1995, the Corporation established an employee stock ownership plan (ESOP) to invest in the Corporation’s common stock for the benefit of eligible employees.  The Corporation’s contribution to the plan is determined by the Board of Directors. Shares in the plan generally vest after seven years.  The Corporation did not make a contribution to the ESOP trust in 2001, 2000, or 1999.

The Bank has a salary reduction plan under Section 401(k) of the Internal Revenue Code.  The plan covers substantially all full-time employees who have completed one year of service with the Bank.  Employees are allowed to defer up to 15% of their compensation subject to certain limits based on federal tax laws.  Under the provisions of the plan, the Bank’s contribution policy is discretionary.  The Bank initiated a matching contribution in 2001 of 100% of each employee’s contribution up to 6% of the employee’s compensation; no contributions were made in 2000, or 1999.  The Bank’s matching contributions in 2001 totaled $52,500.

Note 16. REGULATORY MATTERS

The Corporation is subject to regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Corporation Act.  The Bank is subject to regulation, supervision, and regular examination by the California Department of Financial Institutions and the FDIC.  The regulations of these agencies affect most aspects of the Corporation’s business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Corporation’s activities, and various other requirements.  The Corporation is also subject to certain regulations of the Federal Reserve Bank dealing primarily with check clearing activities, establishment of banking reserves, Truth-in-Lending (Regulation Z), and Equal Credit Opportunity (Regulation B).

Note 17.   FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of estimated fair values of all financial instruments where it is practicable to estimate such values.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.  Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts of cash and short-term instruments approximate fair values.

Investment securities: Fair values for investment securities, excluding Federal Home Loan Bank stock and Pacific Coast Banker’s Bank stock, are based on quoted market prices.  The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  The fair value of performing fixed-rate loans is estimated by discounting future cash flows using the Corporation’s current offering rate for loans with similar characteristics.  The fair value of performing adjustable-rate loans is considered to be the same as book value.  The fair value of nonperforming loans is estimated at the fair value of the related collateral or, when in management’s opinion foreclosure upon the collateral is unlikely, by discounting future cash flows using rates which take into account management’s estimate of credit risk.

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

Short-term borrowing: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values.  Fair values of other borrowings are estimated using discounted cash flow analyses based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments as of December 31, 2001 and 2000 are as follows:

	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$11,392,900	$11,392,900	$17,356,200	$17,356,200
Time deposits	100,000	100,000	200,000	200,000
Trading assets	173,000	173,000	168,000	168,000
Securities, available for sale	10,204,000	10,204,000	7,346,100	7,346,100
Securities, held to maturity	—	—	11,050,900	11,162,700
Other investments	225,000	225,000	40,000	40,000
Loans, held for sale	605,600	605,600	2,549,500	2,549,500
Loans, net	51,956,300	53,328,200	40,701,900	39,783,700
Accrued interest receivable	312,300	312,300	458,100	458,100

Financial Liabilities:
Deposits	68,332,400	68,639,900	72,218,300	72,266,600
Short-term borrowings	200,000	200,000	75,000	75,000
Long-term debt	5,000,000	5,004,000	5,800,000	5,810,200
Accrued interest payable	522,800	522,800	534,000	534,000

Note 18. SUBSEQUENT EVENTS

On December 29, 2000, the Bank received wire transfers totaling $10.3 million for credit to two demand deposit accounts.  These deposits were temporary in nature, remaining on deposit until January 12, 2001.

Note 19. NORTHERN CALIFORNIA BANCORP, INC. (PARENT CORPORATION ONLY)

The following are the financial statements of Northern California Bancorp, Inc. (Parent Corporation only) as of December 31, 2001 and 2000:

Balance Sheets	2001	2000
Assets
Cash and due from banks	$8,600	$50,900
Investment securities - trading account	173,000	168,000
Investment in Community Bankers’
Insurance Agency, LLC	—	40,000
Investment in Mission Valley Bank Stock	25,000	—
Investment in Lender Services Acquisition Corp.	200,000	—

Deferred tax asset	119,800	73,700
Investment in common stock of Monterey County Bank	5,766,700	5,415,300
	$6,293,100	$5,747,900

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$4,900	$8,900
Dividend payable	1,300	2,700
Note payable	1,200,000	875,000
Total liabilities	1,206,200	886,600
Shareholders’ equity	5,086,900	4,861,300
	$6,293,100	$5,747,900

Statements of Operations	2001	2000	1999
Equity in income of subsidiary	$663,300	$780,900	$483,100
Gain (loss) on sale of securities	(27,800)	34,000	9,500
Loss on trading asset	(199,400)	—	—
Loss on Community Bankers’ Insurance Agency	(40,000)	—	—
Miscellaneous income	2,200	4,000	500
Operating expenses	(118,800)	(118,300)	(55,200)
Applicable tax benefit	81,000	35,700	15,900
Net income	$360,500	$736,300	$453,800

Statements of Cash Flows	2001	2000	1999
Cash flows from operating activities:
Net income	$360,500	$736,300	$453,800
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed income of Monterey County Bank	(663,300)	(780,900)	(483,100)
(Increase) decrease in other assets	(46,100)	(61,100)	1,500
Increase (decrease) in accrued expenses	(4,000)	8,600	(600)
Increase (decrease) in other liabilities	(1,400)	600	(3,800)
Net cash used by operating activities	(354,300)	(96,500)	(32,200)

Cash flows from financing activities:
Cash dividends received from subsidiary	200,000	100,000	50,000
Increase in borrowed funds	325,000	125,000	750,000
Cash dividends paid on common stock	(700)	(600)	(700)
Increase in investments	(174,600)	(115,800)	(899,700)
Exercise of stock options	—	—	169,500
Stock repurchase	(37,700)	(11,000)	(34,200)
Net cash provided by financing activities	312,000	97,600	34,900

Net change in cash and cash equivalents	(42,300)	1,100	2,700

Cash and cash equivalents, beginning of year	50,900	—	47,100
Cash and cash equivalents, end of year	$8,600	$50,900	$49,800

The ability of the Corporation to pay dividends will largely depend upon the dividends paid to it by the Bank.  There are legal limitations on the ability of the Bank to provide funds to the Corporation in the form of loans, advances, or dividends.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

The Company had no disagreements with its independent accountants on any matter of accounting principles, practices or financial statement disclosure during 2001, 2000 or 1999.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The name, age, title and five-year business background of each director, executive officers and significant employees of the Corporation (including the Bank) as of December 31, 2001, are as follows:

Name & Position with Bank	Age	Principal Occupation During Past Five Years
Charles T. Chrietzberg, Jr. Director since 1985, Chairman of the Board & Chief Executive Officer	60	Chairman of the Board & Chief Executive Officer Monterey County Bank since 3/87

Sandra G. Chrietzberg Director, 1988 to 1994 and since 1995	58	Formerly President and CEO Queen of Chardonnay, Inc., dba La Reina Winery 8/84-12/93

Peter J. Coniglio, Esq. Director since 1976	72	Partner — Hudson, Martin, Ferrante & Street, Monterey

Carla S. Hudson, CPA Director since 1994	48	Partner — Huey and Hudson, Certified Public Accountants

John M. Lotz Director since 1991	60	Chairman, Chief Executive Officer & President The Monterey Bay Aviation Institute Inc dba DelMonte Aviation. President and Chief Executive Officer, of Couroc of Monterey 1996-2001.

Kenneth M. Sheffer President	49

President Monterey County Bank 3/01 — 2/02,
Director Mortgage Banking First Western Mortgage,
Monterey , CA. 9/99 — 3/01, Director Mortgage
Banking/Commercial Lending Granite Bay Mortgage,
Granite Bay, CA.

Bruce N. Warner Executive Vice President, Chief Financial Officer and Chief Operating Officer	54	Senior Vice President, Chief Financial Officer and Chief Operating Officer of Monterey County Bank since 1993;

Andre G. Herrera Vice President, Corporate Secretary	37

Vice President, Chief Information Officer 11/01.
Vice President, Corporate Secretary of  Northern
California Bancorp, Inc. and Corporate Secretary
of Monterey County Bank and since 1/96; Vice
President, Manager Management Information
Systems and Merchant Services since 2/94.

Mary Ellen Stanton Senior Vice President	64	Senior Vice President, Loan Administration, Monterey County Since 10/98. Vice President, Loan Administration, Monterey County Bank 10/88.

Directors of the Corporation serve in similar capacities with the Bank.  Executive officers of the Bank serve in similar capacities with the Corporation, although the limited operations of the Corporation do not require significant amounts of their time.  There are no family relationships among the persons listed above, except that Mr. and Mrs. Chrietzberg are spouses.

Based solely upon a review of the relevant forms furnished to the Bank and the Corporation, except as disclosed below, the Corporation believes that all officers, directors and principal shareholders filed appropriate forms as required by Section 16(a) of the Exchange Act, and related regulations, during 2001.

ITEM 10. EXECUTIVE COMPENSATION

                The following tables sets forth certain information regarding the compensation paid to the officers of the Corporation/Bank whose salary and bonus exceeded $100,000 for 2001.

	Annual Compensation					Long Term Compensation Awards
Name & Principal Position		Salary	Bonus	Other Annual Compensation		Restricted Stock Awards	Securities Underlying Options/SARs	All Other Compensation
Charles T. Chrietzberg, Jr.	2001	$181,296	$160,800	$3,420	(1)	None	None	$572	(2)
Chairman & CEO	2000	$187,713	$160,000	$2,670	(1)	None	10,000	$11,541	(2)
	1999	$156,769	$160,000	$3,578	(1)	None	None	$13,109	(2)

Kenneth M. Sheffer	2001	$93,316	$8,541	$11,795	(3) (4)	None	None	None
President

Bruce N. Warner	2001	$90,773	$23,400	None		None	None	None
Senior Vice President,	2000	$86,461	$49,317	None		None	7,000	None
Chief Financial Officer	1999	$78,765	$25,888	None		None	None	None
Chief Operating Officer

Andre G. Herrera	2001	$94,110	$6,571	None		None	None	None
Vice President,	2000	$94,606	$19,726	None		None	5,000	None
Chief Information Officer	1999	$86,240	$10,355	None		None	None	None

(1)           Represents personal use of company automobile.

(2)           Represents the expense accrued in the Salary Continuation Plan as more fully described in the Long Term Incentive Plan Table.

(3)                 Includes automobile allowance paid ($4,683) from date of employment March 21, 2001 through December 31, 2001.

(4)                 Includes housing allowance paid ($7,112) from date of employment March 21, 2001 through November 30, 2001.

The Bank leases an automobile for the use of its Chief Executive Officer (the value of his personal use of the automobile is included above).  The Bank furnishes, on a non-discriminatory basis, to the employees: (i) insurance benefits; and  (ii) other benefits.  The value of these benefits (excluding non-discriminatory plan benefits) was less than the lesser of $50,000 or ten percent of the compensation shown above for the respective persons or group, and is not included in the table.

The Board of Directors authorized the Bank to enter into a three year employment contract with Mr. Chrietzberg, effective January 1, 2000.  It provides for a base salary of $180,000 per year, a Bank furnished automobile or automobile allowance, and a bonus based on profits.  The bonus, not to exceed $160,000 annually, will equal $10,000 for each 0.1 percent that the Bank’s profits exceed 1.0 percent return on average assets plus $10,000 for each 1 percent that the Bank’s return on equity exceeds 10.0 percent.  Under the terms of the contract, if Mr. Chrietzberg is terminated other than for cause (as defined in the contract), he is entitled to severance compensation for his monthly salary plus a pro rated incentive bonus for the greater of 24 months or the remaining term of his contract (which ends in December, 2002); however, if the termination follows within twelve (12) months after a change in control transaction (as defined in the contract), he is entitled to such severance compensation for the greater of 24 months or the remainder of the term of the contract.

                The following tables set forth certain information regarding the long term incentive plan provided for Mr. Chrietzberg.

Name	Number of Shares,Units or Other Rights (#)	Performance or Other Period Until Maturation or Payment	Estimated Future Payouts under Non-Stock Price-Based Plans
			Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)
Charles T.	Salary	Retirement at age 65, subject	None	None	90,000/yr.
Chrietzberg, Jr	Continuation Agreement	to provisions for earlier payout described below			lifetime

In December, 1993, the Board of Directors approved a Salary Continuation Agreement for the benefit of Mr. Chrietzberg that provided for payments of $75,000 per year, for 15 years, if he remains with the Bank until normal retirement, commencing age 65.  After consideration of the impact of such an agreement on the Bank’s income, the Bank amended the Agreement to provide for one half the original benefit amounts, but adopted Surviving Income Agreements which provide benefits upon the death of the executive to his beneficiary in a single payment, in an amount equal to the retirement benefit.  The Salary Continuation Agreement provides for lesser payments in the event of early retirement, generally designated to coincide with increases in the anticipated surrender value for the life insurance policies described below.

In August, 2001, the Board of Directors amended the Salary Continuation Agreement for the benefit of Mr. Chrietzberg which was approved in December, 1993 and amended in August 1999.  The amended Salary Continuation Agreement provides for payments of $90,000 per year, for Mr. Chrietzberg’s lifetime.  The amended Salary Continuation Agreement provides the following with regard to the division of death proceeds should Mr. Chrietzberg die before his sixty-fifth (65th) birthday; his beneficiary(ies) shall be entitled to an amount equal to $2,940,000 or the net at risk insurance portion of the proceeds, whichever amount is less.  The net at risk insurance portion is the total proceeds less the cash value of the policy.  Should Mr. Chrietzberg die on or subsequent to his sixty-fifth (65th) birthday, his beneficiary(ies) shall be entitled to an amount equal to $1,000,000 plus the present value of the remaining retirement benefits due to Mr. Chrietzberg or the net at risk insurance portion of the proceeds, whichever is less, and the Bank shall be entitled to the remainder of such proceeds.

The Bank’s obligations under the Salary Continuation Agreement are not secured by any segregated amounts, but are informally funded by the purchase of single-premium life insurance policies.  The salary continuation expense accrued in 2001, 2000 and 1999 was $600, $11,500, and $13,100, respectively.  Based upon the current projected earnings of the insurance used to informally fund the Bank’s obligations under the Agreement, and the anticipated salary continuation expense to be booked, net of tax benefits, the Bank anticipates (based upon current tax laws and assumptions regarding the yield on alternative investment(s) that the cost of the benefits to be provided under the agreement will not have a material adverse impact on the Bank’s net income after taxes in the future, although no assurance can be given in this regard.  The Surviving Income Agreement was terminated upon adoption of the amended Salary Continuation Agreement.

During the year ended December 31, 2001 no stock options were granted under the Corporation’s’ 1998 Amended Stock Option Plan.

The following table sets forth the number of shares of Common Stock acquired by each of the named executive officers upon exercise of stock options during 2001, the net value realized upon exercise, the number of shares of common Stock represented by outstanding stock options held by each of the named executive officers as of December 31, 2001 and the value of such options based on the last transaction in 2001, which the Corporation has knowledge of, and certain information concerning unexercised options under the 1998 Amended Stock Option Plan.

Aggregated Option/Sar Exercises in Last Fiscal Year

and FY-End Options/Sar Values

	Shares Acquired on	Value	Number of Unexercised Options / SARs at FY-End(#)		Value of Unexercised in-the-Money Options / SARs at FY-End ($)
Name	Exercise (#)	Received ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Charles T. Chrietzberg, Jr.	None	None	48,703	None	38,109	None
Bruce N. Warner	None	None	30,432	None	27,796	None

In 2001, each director received a standard fee of $500 per regular board meeting attended and $150 for each committee meeting attended.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the knowledge of the management of the Company, the following shareholders own more than five percent (5%) of the outstanding common stock of the Company, its only class of voting securities.

Name and Address	Amount and Nature of Beneficial Ownership		Percent of Class
Charles T. Chrietzberg, Jr.	582,513	(1)	42.31
P.O. Box 1344
Carmel, CA 93921

David S. Lewis, Trust	139,876		10.53
30500 Aurora del Mar
Carmel, CA 93923

(1)              Includes 48,703 shares subject to employee stock options and 16,742 shares held beneficially for Mr. Chrietzberg and Mrs. Chrietzberg in Individual Retirement Accounts where voting power is shared with the custodian of the account.  316,000 shares of the Common Stock owned by Mr. Chrietzberg are pledged to secure a loan from an unaffiliated bank.

The following table sets forth similar information regarding the beneficial ownership, both by numerical holding and percentage interest of each of the Company’s directors and all of its directors and executive officers as a group.  All addresses are in care of the Corporation at 601 Munras Ave. Monterey, CA  93940.

Name	Amount and Nature of Beneficial Ownership		Percent of Class	Shares Subject to Purchase Options	Percent of Class without Option Shares
Charles T. Chrietzberg, Jr.	582,513	(1) (2) (3)	42.31%	48,703	40.19%
Sandra G. Chrietzberg	582,513	(2) (3)	42.31%	48,703	40.19%
Peter J. Coniglio	63,506	(4) (5)	4.67%	31,702	2.39%
Carla S. Hudson	26,726	(6)	1.98%	20,721	0.45%

All Directors and Executive
Officers as a group	729,804	(7)	49.99%	131,558	45.04%

(1)                      Includes 48,703 shares subject to his employee stock options.  316,000 shares of the common Stock owned by Mr. Chrietzberg are pledged to secure a loan from an unaffiliated bank. Should he default under such credit, the shares could be acquired by the lender, or sold pursuant to applicable terms of the Uniform Commercial Code, in a transaction that could result in a change of control of the Corporation.  Such transaction may require approval under provisions of Federal and California change in bank control laws.

(2)                      The shares include an aggregate of 16,742 shares held beneficially by Mr. Chrietzberg and Mrs. Chrietzberg in Individual Retirement Accounts, where voting power is also shared with the custodian of the account.

(3)       Includes shares of spouse pursuant to California’s community property laws.

(4)       Sole voting power.

(5)                      Includes 31,702 shares subject to the respective director’s stock options.  Of the remaining shares 24,119 are held in a family trust controlled by Mr. Coniglio, as to which he has sole voting and investment power, while 7,685 shares are held by Hudson, Martin, Ferrante & Street, a partnership of which Mr. Coniglio is the managing partner, with voting and investment power.

(6)                      Includes 20,721 shares subject to the respective director’s stock options.  The remaining shares are held jointly with family members, other than 1,464 shares held in a corporate pension, as to which Ms. Hudson has voting and investment power.

(7)                      Includes 57,059 shares held by  an executive officers who is not also a director, 30,432 shares are subject to employee stock options.

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

	Maximum			Outstanding as of December 31, 2001
Name	Amount		Percent of Equity Capital	Amount		Percent of Equity Capital
Peter J. Coniglio	1,150,365	(1)	20.69%	1,112,251	(1)	19.29%
John M. Lotz	27,330		0.50%	26,868		0.47%

Directors, Principal Shareholder, and Officers as a Group (6 in number)	1,181,077		20.48%	1,139,119		19.75%

(1)                      Included in the extensions of credit to Mr. Coniglio is a loan to the Coniglio Family Partnership, which had an outstanding balance of  $1,112,251 on December 31, 2001.

Item 13. EXHIBITS AND REPORTS

A.            EXHIBITS

Item	Description
2

Plan of Merger and Meger Agreement, Monterey County Bank with Monterey
County Merger Corporation un the Charter of Monterey County Bank under the Title of Monterey County Bank, joined in by Northern California Bancorp,
Inc. dated November 1, 1995.

Filed as exhibit to Form 10KSB dated December 31, 1995.

3 (i)	Articles of Incorporation
Filed as exhibit to Form 10KSB dated December 31, 1995

3 (ii)	Bylaws
Filed as exhibit to Form 10KSB dated December 31, 1995.

10 (i) D	Lease agreement Carmel Branch Office
Filed as exhibit to Form 10KSB dated December 31, 1995

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
(4) Amendment to the Salary Continuation Agreement Dated December 31, 1993
Filed as exhibit to Form 10KSB dated December 31, 1999.
(5) Life Insurance Endorsement Method Split Dollar Plan Agreement
Filed as exhibit to Form 10KSB dated December 31, 1999.
(6) Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement Dated January 6, 2000
(7) Amendment to the Life Insurance Endorsement Method Split Dollar Plan
(8) Amendment to the Salary Continuation Agreement Dated December 31, 1993.

11	Statement Reference Computation of Per Share Earnings

21	Subsidiaries

B.            REPORTS

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN CALIFORNIA BANCORP, INC.

Date: March 21, 2002	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chief Executive Officer
and President

Date: March 21, 2002	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer
and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Charles T. Chrietzberg, Jr.		March 21, 2002
Charles T. Chrietzberg, Jr.
Director

/s/ Sandra G. Chrietzberg		March 21, 2002
Sandra G. Chrietzberg
Director

/s/ Peter J. Coniglio		March 21, 2002
Peter J. Coniglio
Director

/s/ Carla S. Hudson		March 21, 2002
Carla S. Hudson
Director

/s/ John M. Lotz		March 21, 2002
John M. Lotz
Director