Form 10QSB
period 2002-03-31
NORTHERN CALIFORNIA BANCORP INC
filed 2002-05-13
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the period from to

Commission File Number 0-27666

NORTHERN CALIFORNIA BANCORP, INC.

(Name of Small Business Issuer in its Charter)

Incorporated in the State of California

IRS Employer Identification Number 77-0421107

Address: 601 Munras Avenue, Monterey, CA 93940

Telephone: (831) 649-4600

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

As of April 30, 2002, the Corporation had 1,342,848 shares of common stock outstanding.

PART I-FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	MARCH 31 2002	DECEMBER 31 2001
ASSETS:

Cash and Cash Equivalents	11,535,600	11,392,900
Due From Bank — Time Deposits	100,000	100,000
Trading Assets	161,700	173,000
Investment Securities, available for sale (Note 1)	5,652,900	9,478,400
Other Investments	954,900	950,600
Loans Held for Sale	1,289,900	605,600
Gross Loans (Note 2)	54,365,800	52,601,400
Allowance for Possible Loan Losses (Note 3)	(600,400)	(566,300)
Deferred Origination Fees	(86,400)	(78,800)
Net Loans	53,679,000	51,956,300
Bank Premises and Equipment, Net	1,799,300	1,804,700
Cash s Surrender Value of Life Insurance	2,028,100	2,000,700
Interest Receivable and Other Assets	1,258,900	1,272,700
Total Assets	78,460,300	79,734,900

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Total Deposits (Note 4)	67,234,500	68,332,400
Short-term Borrowing	200,000	200,000
Long-term Borrowing	1,000,000	1,000,000
Federal Home Loan Bank Borrowed Funds	4,000,000	4,000,000
Interest Payable and Other Liabilities	853,200	1,115,600
Total Liabilities	73,287,700	74,648,000

Shareholders’ Equity:

Common Stock - No Par Value
Authorized: 2,500,000 in 2002 and 2001
Outstanding:1,342,848 in 2002 and 1,336,378 in 2001	4,068,100	4,040,600
Retained Earnings	1,132,200	1,038,000
Accumulated Other Comprehensive Income (Loss)	(27,700)	8,300
Total Shareholders’ Equity	5,164,300	5,086,900
Total Liabilities & Shareholders’ Equity	78,460,300	79,734,900

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE-MONTH PERIOD ENDING
	MARCH 31
	2002	2001
INTEREST INCOME:
Interest and Fees on Loans	1,060,400	1,158,300
Interest on Time Deposits with Financial Institutions	900	3,300
Interest on Investment Securities	113,500	168,500
Interest on Federal Funds	26,600	121,400
Total Interest Income	1,201,400	1,451,500

INTEREST EXPENSE:
Interest on Interest-Bearing Transaction Accounts	26,700	23,100
Interest on Savings Accounts	13,800	25,300
Interest on Time Deposits	405,000	502,000
Interest on Other Borrowed Funds	81,500	101,400
Total Interest Expense	527,000	651,800

Net Interest Income	674,400	799,700
PROVISION FOR LOAN LOSSES	37,000	10,000
Net Interest Income After Provision for Possible Loan Losses	637,400	789,700

NON-INTEREST INCOME:
Service Charges on Deposit Accounts	121,600	121,400
SBA Loan Sales & Servicing Income	72,800	76,400
Other Operating Income	587,000	677,000
Total Noninterest Income	781,400	874,800

NONINTEREST EXPENSE:
Salaries and Employee Benefits	531,200	564,500
Occupancy and Equipment Expense	83,700	77,200
Professional Fees	18,700	39,200
Data Processing	79,100	63,500
FDIC & State Assessments	7,100	10,100
Other Operating Expenses	599,200	539,000
Income Tax Expense	5,600	152,900
Total Non-interest Expense	1,324,600	1,446,400
NET INCOME (LOSS)	94,200	218,100

Earnings per common share
Primary	0.071	0.163
Diluted	0.060	0.139

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

	2002	2001
NET INCOME	94,200	218,100
Adjustments to net income:
Depreciation and amortization expense	31,900	28,800
Amortization/Accretion on investments	(1,000)	1,900
Provision for possible loan losses	37,000	10,000
Amortization of deferred income	0	(500)
Increase (decrease) in accrued expenses	(203,000)	134,900
(Increase) decrease in other assets	38,100	(984,000)
Increase (decrease) in interest payable	(59,200)	61,900
(Increase) decrease in interest receivable	12,300	204,900
Total adjustments to net income	(143,900)	(542,100)

Net cash provided (used) by operations	(49,700)	(324,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of investments	0	1,000,000
Proceeds from sale of investments	5,987,600	20,405,400
Principal payments on investments	2,400	2,100
Purchase of securities	(2,154,100)	(15,852,200)
Net increase in loans	(1,762,400)	(4,738,600)
(Increase) decrease in loans held for sale	(684,000)	1,572,700
Proceeds from sale of equipment	700	300
Capital expenditures	(27,200)	(31,300)
Exercise of Stock Options	27,500	0
Stock Repurchase	0	(11,500)

Net cash provided (used) in investing activities	1,390,500	2,346,900

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	(1,098,100)	(12,245,800)
Net increase (decrease) in borrowed funds	0	75,000

Net cash provided (used) by financing activities	(1,098,100)	(12,170,800)

Net increase (decrease) in cash & cash equivalents	242,700	(10,147,900)
Cash & cash equivalents - beginning of year	11,392,900	17,356,200

Cash & cash equivalents - end of period	11,635,600	7,208,300

See Note 5 for supplemental disclosures

NOTES TO FINANCIAL STATEMENTS

	MARCH 31 2002	DECEMBER 31 2001
(NOTE 1) INVESTMENT SECURITIES:

Available for sale:
U.S. Government Agencies	2,945,200	6,008,000
Corporate Debt Securities	2,707,700	3,470,400
	5,652,900	9,478,400

(NOTE 2) GROSS LOANS:

Commercial and Industrial	14,703,700	13,863,200
Construction	2,047,300	1,896,000
Real Estate - Mortgage	36,770,300	36,009,500
Installment	716,800	702,600
Government Guaranteed Loans Purchased	127,700	130,100
Gross Loans	54,365,800	52,601,400

(NOTE 3) ALLOWANCE FOR POSSIBLE LOAN LOSSES:

Balance at Beginning of Period	566,300	468,500
Recoveries	10,600	1,700
Provision for Possible Loan Losses	37,000	185,000
Loans Charged Off	(13,500)	(88,900)
Balance at End of Period	600,400	566,300

(NOTE 4) DEPOSITS:

Demand	14,191,100	14,525,800
Interest-Bearing Transaction	11,373,500	12,014,500
Savings	3,633,400	3,849,000
Time Under $100,000	20,765,500	21,434,500
Time Equal to or Greater than $100,000	17,271,000	16,508,600
	67,234,500	68,332,400

(NOTE 5) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Payments during the period ending:	3/31/02	3/31/01
Interest	591,000	651,800
Income Taxes	5,600	152,900

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The following discussion reviews and analyzes the operating results and financial condition of the Corporation, focusing on the Bank.  It should be read in conjunction with the financial statements and the other financial data presented elsewhere herein.

For the three months ended March 31, 2002 net income was $94,200, compared to $218,100 for the same period in 2001.  For the three months ended March 31, 2002 interest income after provision for loan losses decreased $152,300, non-interest income decreased $93,400, while non-interest expense decreased $121,800.

The following table sets forth certain selected financial ratios of the Corporation at and for the three months ended, March 31, 2002 and 2001.

	The three months Ended March 31, 2002	The three months Ended March 31, 2001
	(Dollars in thousands except per share data)
Summary of Operating Results:

Total interest income	1,201	1,451
Total interest expense	527	651
Net interest income	674	800

Provision for possible loan losses	37	10
Net interest income after provision for loan loss	637	790

Total other income	781	875
Total other expense	1,319	1,294

Income (loss) before taxes	100	371
Provision for income tax	6	153

Net income (loss)	94	218

Per Common Share Data:

Net income - Primary (1)	0.071	0.163
Net income - Diluted (2)	0.060	0.139
Book value, end of period (3)	3.85	3.79
Avg shares outstanding (4)	1,330,973	1,337,087

Balance Sheet Data:

Total loans, net of unearned income (5)	54,969	46,877
Total assets	78,452	71,531
Total deposits	67,235	59,973
Stockholders’ equity (6)	5,164	5,061

Selected Financial Ratios (4):

Return on average assets (5)	0.48%	1.19%
Return on average stockholders’ equity (5)	7.36%	17.78%
Net interest spread	3.37%	4.23%

Net interest margin	3.97%	4.94%

Avg shareholders’ equity to average assets	6.49%	6.67%

Risked-Based capital ratios
Tier 1	9.30%	10.75%
Total	10.28%	11.67%
Total loans to total deposits at end of period	81.76%	78.16%

Allowance to total loans at end of period	1.08%	1.00%

Nonperforming loans to total loans at end of period	0.21%	0.09%

Net charge-offs to average loans	0.01%	0.01%

(1)          Primary earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year.  The weighted average number of common shares used for this computation was 1,330,973 and 1,337,0287 for March 31, 2002 and 2001, respectively.

(2)          Diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,564,684 and 1,565,766 for March 31, 2002 and 2001, respectively.

(3)          Includes loans being held for sale.

(4)          Averages are of daily balances.

(5)          March 31, 2002 calculated on an annualized basis.

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

Net interest income for the three months ended March 31, 2002 was $674,400 compared to $799,700 for the same period in 2001.  The decrease of $125,300 resulted from total interest income decreasing $250,100, while total interest expense decreased $124,800.  Average interest earning assets increased $4,059,000 (6.19%), while the average rate earned decreased 205 basis points.   Average interest bearing liabilities increased $3,648,000 (6.65%), while the average rate paid increased 119 basis points.

The following table shows the components of the Bank’s net interest income, setting forth, for each the three months ended March 31, 2002 and 2001, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v)the net interest yield on average interest-earning assets (i. e., net interest income divided by average interest-earning assets).  Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on non-taxable securities of $18,100 for the three months ended March 31, 2001.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

	Three Months Ended March 31,						Twelve Months Ended December 31, 2001
	2002			2001
	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate
	(Dollars in thousands)
Interest Earning Assets:

Int-bearing deposits at other banks	100	1	3.45	200	3	6.53	178	12	6.99
Invest securities - Taxable	7,224	104	5.77	8,854	146	6.60	7,444	469	6.30
Invest securities - Non-Taxable	0	0	0	1,528	27	7.16	377	25	6.65
Federal funds sold	6,788	27	1.57	9,245	121	5.25	10,310	363	3.52
Total investments	14,112	132	3.73	19,828	298	6.01	18,308	870	4.75

Loans
Construction	1,591	67	16.92	2276	70	12.34	2,209	227	10.29
Real estate	37,115	714	7.70	28,145	666	9.47	31,258	2,805	8.97
Installment	717	19	10.85	579	17	11.53	767	90	11.67
Commercial	15,414	262	6.80	14,035	405	11.55	14,335	1,454	10.15
Total loans	54,837	1,063	7.75	45,036	1,158	10.29	48,570	4,576	9.42

Total Interest earning assets	68,949	1,194	6.93	64,863	1,456	8.98	66,878	5,446	8.14

Interest Bearing Liabilities:

Int-bearing demand	9,972	23	0.91	9,270	23	1.00	9,422	93	0.99
Money market savings	1,588	4	1.03	1,302	6	1.85	1,328	22	1.66
Savings deposits	3,753	14	1.47	4,246	19	1.82	3,885	71	1.82
Time deposits >$100M	16,776	165	3.92	15,744	227	5.78	15,216	833	5.47
Time deposits <$100M	21,183	240	4.54	18,357	275	5.98	20,263	1,126	5.56
Other Borrowing	4,000	65	6.46	5,903	100	6.80	4,460	293	6.56
Total interest bearing liabilities	57,271	510	3.56	54,822	651	4.75	54,574	2,437	5.40

Net interest income		684			806			3,009

Net interest spread			3.37			4.23			3.68

Net yield on interest earning assets			3.97			4.97			4.50

	Three Months Ended March 31, 2002 vs 2001			Twelve Months Ended December 31, 2001 vs 2000
	Increase (Decrease) Due to changes			Increase (Decrease) Due to Changes
	Avg Volume	Avg Rate	Total	Avg Volume	Avg Rate	Total
	(Dollars in thousands)
Interest Earning Assets:

Int-bearing deposits at other banks	(2)	(1)	(2)	1	1	2
Invest securities - Taxable	(27)	(15)	(42)	135	(61)	74
Invest securities - Non-Taxable	(27)	0	(27)	(716)	(5)	(721)
Federal funds sold	(32)	(63)	(95)	352	(291)	61
Total investments	(88)	(78)	(166)	(229)	(357)	(585)

Loans
Construction	(21)	18	(3)	(98)	(4)	(102)
Real estate	212	(164)	48	588	(234)	354
Installment	4	(1.6)	2	34	(12)	22
Commercial	40	(183)	(143)	194	(191)	4
Total loans	235	(331)	(96)	718	(441)	277

Total Interest Earning Assets	147	(409)	(262)	490	(797)	(308)

Interest Bearing Deposits:

Int-bearing demand	2	(2)	(0)	5	(1)	4
Money market savings	1	(3)	(2)	(2)	(2)	(4)
Savings deposits	(2)	(3)	(5)	14	(6)	7
Time deposits >$100M	15	(78)	(63)	129	(60)	69
Time deposits <$100M	42	(76)	(35)	70	(50)	21
Other Borrowing	(32)	(3)	(36)	4	9	13

Total interest bearing deposits	25	(166)	(140)	220	(111)	109

Net change in net interest	122	(243)	(122)	269	(686)	(417)

Provision and Allowance for Loan Losses

The provision for loan losses is an expense charged against operating income and added to the allowance for loan losses.  The allowance for loan losses represents amounts set aside for the specific purpose of absorbing losses that may occur in the Bank’s loan portfolio.

The allowance for loan losses reflects management’s ongoing evaluation of the risks inherent in the loan portfolio both generally and with respect to specific loans, the state of the economy, and the level of net loan losses experienced in the past.  Management and the Board of Directors review the results of the State Banking Department and FDIC examinations, independent accountants’ observations, and the Bank’s internal review as additional indicators to determine if the amount in the allowance for loan losses is adequate to protect against estimated future losses.  It is the Bank ‘s current practice, which could change in accordance with the factors mentioned above, to maintain an allowance, which is at least equal to the sum of the following percentage of loan balances by loan category.

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

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At March 31, 2002 and 2001 the Bank’s allowance stood at 1.08 percent and 1.00 percent of gross loans, respectively.  A provision of $37,000 was made to the allowance during the three months ended March 31, 2002, compared with a provision of $10,000 due the same period in 2001.  Loans charged off during the three months ended March 31, 2002, totaled $13,500, compared to $8,000 in the same period of 2001.  Recoveries for the same periods were $10,600 and $1,300, respectively.

The Bank’s non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans were 0.21 percent at March 31, 2002 compared with 0.09 percent for the same period in 2001.

Based upon statistics released by Federal and state banking authorities regarding banks of similar size or otherwise located in California, Management believes that the Bank ‘s ratios of delinquent and non performing loans to total loans are far better than average.  Prudent collection efforts, and tighter lending controls, are responsible for the Bank’s strong performance on these measures of credit quality.  However, no assurance can be given that the Bank’s loan portfolio will continue to measure well against its peers on these ratios and quality measures, or that losses will not otherwise occur in the future.

Non-Interest Income

Total non-interest income for the three months ended March 31, 2002 was $781,400 compared with $874,800 for the same period in 2001.  The decrease of  $93,400 was the result of service charges on deposit accounts decreasing $200, income from SBA loan sales and servicing decreasing $3,600 and income from other service charges, commissions and fees decreasing $90,000.  Income from sales of securities which is a part of other service charges, commissions and fees decreased $112,800.

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

There can be no assurance that the gains on sale will continue at, or above, the levels realized in the past three years.  In addition, increasing competition among lenders for qualified SBA borrowers makes it difficult for the Bank to continually expand its program in this area, and may limit the level of premium that can be earned with regard thereto.  Furthermore, the SBA recently began requiring lenders to share a portion of premiums in excess of 10% earned on the sale of the guaranteed portions, and to pay 50 basis points on the outstanding guaranteed balance.  Management cannot predict the significance of the impact these changes will have on SBA income.

Non-Interest Expense

Salary and benefits expense for the three months ended March 31, 2002 decreased $33,300 compared with the same period in 2001.  The decrease was due to bonus accruals declining $58,500, partially offset by merit increases.

Total occupancy and equipment expense for the three months ended March 31, 2002 was $83,700 compared to $77,200 for the same period in 2001.

Professional fees for the three months ended March 31, 2002 decreased $20,500 compared to the same period in 2001.  The decrease was due to accounting fees decreasing $6,600 and legal fees decreasing $13,900.

Data processing expense for the three months ended March 31, 2002 was $79,100 compared to $63,500 for the same period in 2001.

Other expenses for the three months ended March 31, 2002 totaled $611,900 compared with $702,100 for the same period in 2001.  Significant changes occurred in the following categories with increases in due and memberships $2,600, ATM expense $1,500, insurance expense $8,200, merchant expense $56,900, loan expense $3,000, messenger and freight $8,400, telephone $2,300, miscellaneous expense $5,600 and decreases in collection expense $7,100, bank fees $1,500, business development expense $6,600, donations $4,300, entertainment and meals $2,300 postage $3,700 and FDIC and State assessments $3,000 and income tax expense $147,300.

LOANS

Loans represented 78.80% of average earning assets, and 69.50% of average total assets for the three months ended March 31, 2002 compared with 68.79% and 61.20%, respectively during 2001. For the three months ended March 31, 2002, average loans increased 21.64% from $45,081,000 for the same period in 2001 to $54,837,000.  Average commercial loans increased $1,371,000 (9.76%) real estate loans increased $8,969,000 (31.87%), installment loans increased $101,000 (16.37%); while average construction loans decreased $685,000 (30.11%).

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

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”):

	Three Months Ended March 31,
	2002	2001
	(Dollars in thousands)
Accruing, past due 90 days or more:

Real Estate	0	0
Commercial	0	0
Installment	0	0
Other	0	0
Total accruing	0	0

Non-accrual Loans:

Commercial	118	43
Installment	0	0
Other	0	0
Total non-accrual	118	43

Total non-performing	118	43

Total loans end of period	55,569	45,036

Ratio of non-performing loans to total loans at end of period	0.21%	0.09%

These ratios have been maintained as a result of conservative underwriting criteria, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel).  The Bank does not have any foreign loans or loans for highly leveraged transactions.

Summary of Loan Loss Experience

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
	(Dollars in thousands)
Average loans outstanding	54,837	45,081

Allowance, beginning of period	566	468

Loans charged off during period:
Commercial	13	8
Installment	0	0
Real Estate	0	0
Other	0	0
Total charge offs	13	8

Recoveries during period:
Commercial	10	1
Installment	0	0
Other	0	0
Total recoveries	10	1

Net Loans charged off during the period	3	7

Additions to allowance for possible loan losses	37	10

Allowance, end of period	600	472

Ratio of net loans charged off to average Loans outstanding during the period	0.01%	0.01%

Ratio of allowance to total loans at end of period	1.08%	1.00%

Funding Sources

Average deposits for the three months ended March 31, 2002 were $67,531,000 an increase of 7.99% compared with the same period in 2001.  Average certificates of deposit represented 56.21% of average deposits for the three months ended March 31, 2002.  Average interest bearing checking, money market and savings accounts as a group was 22.67% of average deposits.  Average demand deposits represented 21.12% of average deposits.

The Corporation borrowed $1,000,000 on an unsecured basis from United Security Bank, Fresno, California on June 28, 2001.  The rate of interest is the United Security Bank Reference Rate (the “Index”) plus .750 percentage points over the Index.  The note requires monthly interest payments beginning August 5, 2001 and quarterly principal payments beginning October 5, 2002 through April 5, 2011 and a final payment of principal on July 5, 2001. The proceeds from the loan were used to payoff an $800,000 term loan and to pay down the $200,000 line of credit with Pacific Coast Bankers’ Bank.  The Corporation renewed the $200,000 revolving line of credit for one year, with interest due monthly.  The credit line is secured by 93,069 shares of Monterey County Bank stock.  The rate of interest on the credit line is the prime rate as published in the Wall Street Journal (the “Index”) plus .750 percentage points over the Index.  At March 31, 2002, the interest rate was 5.50% for both loans, and the outstanding principal balances on the term note and line of credit were $1,000,000 and $200,000, respectively.

The Bank has lines of credit from the Federal Home Loan Bank of San Francisco and Pacific Coast Bankers’ Bank with maximum borrowing limits on March 31, 2002 of $6,818,800 and $2,500,000, respectively.  The Federal Home Loan Bank line of credit is secured by certain of the Bank’s real estate secured loans at March 31, 2002 the total principal balances of pledged loans was $11,355,000.  At March 31, 2002 the Bank had four $1,000,000 advances from the Federal Home Loan Bank, which bear interest at 4.83%, 6.81%, 6.86% and 7.71%, respectively.  The advances mature in October 2003, June 2004, August 2005 and June 2030, respectively.  The Pacific Coast Bankers’ Bank line of credit is unsecured.  The Bank did not utilize any overnight borrowings in 2002, 2001 or 2000.

Capital Resources

The Company maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends.  At March 31, 2002, stockholders’ equity was $5,164,300 versus $5,086,900 at December 31, 2001.  The Company paid a ten (10%) percent stock dividend in 2001, 2000 and 1999.  The Bank paid cash dividends totaling $100,000, $100,000 and $50,000  to the Corporation in 2001, 2000 and 1999.

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

Under current rules, all banks are required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 risk-based capital ratio of 9.30% and a total risk-based capital ratio of 10.28% at March 31, 2002, well above the minimum regulatory requirements.

The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill.  The Bank had a leverage capital ratio of 7.24% at March 31, 2002.

Liquidity

Liquidity represents a bank’s ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs.  For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings.  In addition, the Bank has lines of credit from the Federal Home Loan Bank of San Francisco of approximately $6,818,800 and a $2,500,000 federal funds line of credit with the Pacific Coast Bankers’ Bank to meet temporary liquidity requirements.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 10 percent of total assets (“primary liquidity”), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  In addition, it seeks to generally limit loans to not more than 90 percent of deposits.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s primary liquidity at March 31, 2002 was 21.12 percent, while its average loan to deposit ratio for the three months ended March 31, 2002 was 81.20 percent.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  At March 31, 2002 the affect of a 2% increase in the federal funds sold rate, expressed, as a percentage of equity, was a positive 6.95%, while a 2% decrease in the fed funds rate was a negative 7.51% of equity.

The Corporation’s sources of revenues and liquidity are the dividends, tax equalization payments or management fees from the Bank, gains on securities held in a trading account and the line of credit from the Pacific Coast Bankers’ Bank.  The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law.

Investment Securities

The following table sets forth the book and market value of the Bank’s investment securities at March 31, 2002:

	INVESTMENT PORTFOLIO MIX March 31, 2002
	Book Value	Market Value
Securities Available for Sale
U.S. Government Agencies	3,000,000	2,945,200
Corporate Debt Securities	2,749,900	2,707,700
Total	5,749,900	5,652,900

The following table summarizes the maturity of the Bank’s investment securities at March 31, 2002:

	INVESTMENT PORTFOLIO MATURITIES
	(Dollars in thousands)
	Available for Sale
	Amortized Cost	Fair Value
Due between one and five years	3,021,800	2,974,500
Due between five and ten years	—	—
Due between ten and fifteen years	2,728,100	2,678,400
Due in over fifteen years	—	—
	5,749,900	5,652,900

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 4.  Submission of Matters to a vote of Security Holders.

None

Item 5.  Other Information.

None

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN CALIFORNIA BANCORP, INC.

Date:	May 9, 2002	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chief Executive Officer and President

Date:	May 9, 2002	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and Principal Accounting Officer