Form 10QSB
period 2002-06-30
NORTHERN CALIFORNIA BANCORP INC
filed 2002-08-13
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the period from to

Commission File Number 0-27666

NORTHERN CALIFORNIA BANCORP, INC.

(Name of Small Business Issuer in its Charter)

Incorporated in the State of California

IRS Employer Identification Number 77-0421107

Address:  601 Munras Avenue, Monterey, CA  93940

Telephone: (831) 649-4600

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

As of August 5, 2002, the Corporation had 1,343,538 shares of common stock outstanding.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	JUNE 30 2002	DECEMBER 31 2001
ASSETS:
Cash and Cash Equivalents	16,682,800	11,392,900
Due From Bank - Time Deposits	100,000	100,000
Cash and Cash Equivalents	16,782,800	11,492,900
Trading Account	111,000	173,000
Investment Securities, available for sale (Note 1)	3,523,100	9,478,400
Other Investments	958,900	950,600
Loans Held for Sale	1,666,700	605,600
Gross Loans (Note 2)	54,854,100	52,601,400
Allowance for Possible Loan Losses (Note 3)	(616,000)	(566,300)
Deferred Origination Fees	(83,700)	(78,800)
Net Loans	54,154,400	51,956,300
Bank Premises and Equipment, Net	1,837,000	1,804,700
Cash Surrender Value of Life Insurance	2,055,500	2,000,700
Interest Receivable and Other Assets	1,030,600	1,272,700
Total Assets	82,120,000	79,734,900

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Total Deposits (Note 4)	70,560,000	68,332,400
Short-term Borrowing	200,000	200,000
Long-term Borrowing	1,000,000	1,000,000
Federal Home Loan Bank Borrowed Funds	4,000,000	4,000,000
Interest Payable and Other Liabilities	1,034,800	1,115,600
Total Liabilities	76,794,800	74,648,000

Shareholders’ Equity:
Common Stock - No Par Value
Authorized: 2,500,000 in 2002 and 2001
Outstanding:1,343,548 in 2002 and 1,336,371 in 2001	4,068,500	4,040,600
Retained Earnings	1,214,300	1,038,000
Accumulated Other Comprehensive Income (Loss)	42,400	8,300
Total Shareholders’ Equity	5,325,200	5,086,900
Total Liabilities & Shareholders’ Equity	82,120,000	79,734,900

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30

	2002	2001	2002	2001
INTEREST INCOME:
Interest and Fees on Loans	1,080,500	1,151,500	2,140,900	2,309,800
Interest on Time Deposits with Financial Institutions	800	4,300	1,700	7,600
Interest on Investment Securities	73,100	201,500	186,600	370,000
Interest on Federal Funds	33,800	52,900	60,400	174,300
Total Interest Income	1,188,200	1,410,200	2,389,600	2,861,700

INTEREST EXPENSE:
Interest on Interest-Bearing Transaction Accounts	29,200	35,900	55,900	59,000
Interest on Savings Accounts	14,700	13,400	28,500	38,700
Interest on Time Deposits	366,700	501,500	771,700	1,003,500
Interest on Other Borrowed Funds	82,400	101,400	163,900	202,800
Total Interest Expense	493,000	652,200	1,020,000	1,304,000

Net Interest Income	695,200	758,000	1,369,600	1,557,700
PROVISION FOR POSSIBLE LOAN LOSSES	15,000	40,000	52,000	50,000
Net Interest Income After Provision for Possible Loan Losses	680,200	718,000	1,317,600	1,507,700

NONINTEREST INCOME:
Service Charges on Deposit Accounts	117,200	123,500	238,800	244,900
SBA Loan Sales & Servicing Income	172,500	191,800	245,300	268,200
Other Operating Income	553,800	534,600	1,140,800	1,211,600
Total Noninterest Income	843,500	849,900	1,624,900	1,724,700

NONINTEREST EXPENSE:
Salaries and Employee Benefits	498,100	536,200	1,029,300	1,100,700
Occupancy and Equipment Expense	92,800	88,500	176,500	165,700
Professional Fees	21,700	30,000	40,400	69,200
Data Processing	88,100	64,200	167,200	127,700
FDIC & State Assessments	7,100	3,900	14,200	14,000
Other Operating Expenses	643,500	583,000	1,242,700	1,122,000
Income Tax Expense	72,000	120,100	77,600	273,000
Total Noninterest Expense	1,423,300	1,425,900	2,747,900	2,872,300
NET INCOME (LOSS)	100,400	142,000	194,600	360,100

Earnings Per Common Share
Primary	0.08	0.11	0.15	0.27
Diluted	0.06	0.09	0.12	0.23

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

	2002	2001
NET INCOME	194,600	360,100
Adjustments to net income:
Depreciation and amortization expense	60,900	58,400
Amortization/Accretion on investments	(2,100)	3,800
(Gain) loss on sale of securities	(17,800)	(130,100)
Provision for possible loan losses	52,000	50,000
(Increase) decrease in deferred servicing	0	2,800
Amortization of deferred income	0	(1,100)
Increase (decrease) in accrued expenses	65,100	214,600
(Increase) decrease in prepaid expenses	204,900	(1,290,100)
Increase (decrease) in interest payable	(145,900)	2,600
(Increase) decrease in interest receivable	(14,700)	131,300
(Increase) decrease in loans held for sale	(1,061,100)	1,577,200
Total adjustments to net income	(858,700)	619,400
Net cash provided (used) by operations	(664,100)	979,500

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of investments	0	3,999,400
Proceeds from sale of investments	10,801,900	18,417,700
Purchase of securities	(4,741,900)	(16,003,300)
Net (increase) decrease in loans	(2,250,100)	(4,014,700)
Proceeds from exercise of stock options	30,300	0
Repurchase of common stock and stock options	(20,600)	(11,500)
Capital expenditures	(93,200)	(75,800)
Net cash provided (used) in investing activities	3,726,400	2,311,800

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	2,227,600	(8,432,400)
Net increase (decrease) in borrowed funds	0	(875,000)
Net cash provided (used) by financing activities	2,227,600	(9,307,400)

Net increase (decrease) in cash & cash equivalents	5,289,900	(6,016,100)
Cash & cash equivalents - beginning of year	11,492,900	17,556,200

Cash & cash equivalents - end of period	16,782,800	11,540,100

NOTES TO FINANCIAL STATEMENTS

	JUNE 30 2002	DECEMBER 31 2001

(NOTE 1) INVESTMENT SECURITIES:

Available for sale:
U. S. Government Agencies	0	6,008,000
Corporate Debt Securities	3,523,100	3,470,400
Total Securities Available for Sale	3,523,100	9,478,400

(NOTE 2) GROSS LOANS:

Commercial and Industrial	14,553,300	13,863,200
Construction	2,560,500	1,896,000
Real Estate - Mortgage	36,782,500	36,009,500
Installment	832,500	702,600
Government Guaranteed Loans Purchased	125,300	130,100
Gross Loans	54,854,100	52,601,400

(NOTE 3) ALLOWANCE FOR POSSIBLE LOAN LOSSES:

Balance at Beginning of Period	566,300	468,500
Recoveries	12,500	1,700
Provision for Possible Loan Losses	52,000	185,000
Loans Charged Off	(14,800)	(88,900)
Balance at End of Period	616,000	566,300

(NOTE 4) DEPOSITS:

Demand	15,377,300	14,525,800
Interest-Bearing Transaction	14,239,000	12,014,500
Savings	3,944,200	3,849,000
Time Under $100,000	20,404,000	21,434,500
Time Equal to or Greater than $100,000	16,595,500	16,508,600
	70,560,000	68,332,400

(NOTE 5) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Payments during the period ending:	6/30/02	6/30/01
Interest	1,177,000	1,312,000
Income Taxes	77,600	273,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The following discussion reviews and analyzes the operating results and financial condition of the Corporation, focusing on the Bank.  It should be read in conjunction with the financial statements and the other financial data presented elsewhere herein.

For the six months, ended June 30, 2002 net income was $194,600, a decrease of $165,500 when compared to the same period in 2001.  The decrease in earnings during this period was the result of a $190,100 decrease in net interest income after provision for loan losses and a $99,800 decrease in non-interest income, partially offset by a $124,400 decrease in non-interest expense.

The following table sets forth certain selected financial ratios of the Corporation at and for the six months ended, June 30, 2002 and 2001.

	For the six months Ended June 30, 2002	For the six months Ended June 30, 2001
	(Dollars in thousands except per share data)
Summary of Operating Results

Total interest income	2,390	2,862
Total interest expense	1,020	1,304
Net interest income	1,370	1,558

Provision for possible loan losses	52	50
Net interest income after provision for loan loss	1,318	1,508

Total other income	1,625	1,725
Total other expense	2,670	2,599

Income (loss) before taxes	272	633
Provision for income tax	78	273

Net income (loss)	195	360

Per Common Share Data:

Net income - Primary (1)	0.15	0.27
Net income - Diluted (2)	0.12	0.23
Book value, end of period	3.96	3.86
Avg shares outstanding (3)	1,344,539	1,336,724

Balance Sheet Data:

Total loans, net of unearned income (4)	56,437	46,151
Total assets	82,117	75,059
Total deposits	70,560	63,786
Stockholders’ equity	5,322	5,160

Selected Financial Ratios (4)

Return on average assets(5)	0.49%	0.98%

Return on average stockholders’ equity(6)	7.53%	14.63%

Net interest spread	3.37%	4.01%

Net interest margin	3.92%	4.78%

Avg shareholders’ equity to average assets	6.50%	6.67%

Risked-Based capital ratios
Tier 1	9.30%	9.90%
Total	10.28%	10.77%
Total loans to total deposits at end of period	79.98%	72.35%

Allowance to total loans at end of period	1.09%	1.11%

Non-performing loans to total loans at end of period	0.19%	.18%

Net charge-offs to average loans	0.00%	0.01%

(1)          Primary earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year.  The weighted average number of common shares used for this computation was 1,344,539 and 1,336,724 for June 30, 2002 and 2001, respectively.

(2)          Diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,593,641 and 1,554,595 for June 30, 2002 and 2001, respectively.

(3)          Weighted average common shares.

(4)          Includes loans being held for sale.

(5)          Averages are of daily balances.

(6)          June 30, 2002 calculated on an annualized basis.

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

Net interest income for the six-month period ended June 30, 2002 was $1,369,600 compared to $1,557,700 for the same period in 2001.  The decrease of $188,100 resulted from total interest income decreasing $472,100, while total interest expense decreased $284,000.  Average interest earning assets increased $4,151,000 (6.31%) with average loans increasing $9,503,000 and investments decreasing $5,352,000, while the average rate earned decreased 192 basis points.  The average interest rate earned on loans decreased 233 basis points while the average interest rated earned on investments decreased 128 basis points.  Average interest bearing liabilities increased $3,996,000 (7.29%), while the average rate paid increased 14 basis points.

The following table shows the components of the Bank’s net interest income, setting forth, for each the six months ended June 30, 2002 and 2001 and for the twelve months ended December 31, 2001, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v)the net interest yield on average interest-earning assets (i. e., net interest income divided by average interest-earning assets).  Yields are computed on a tax-equivalent basis, resulting in an adjustment to interest earned on non-taxable securities of $16,500 for the six months ended June 30, 2001.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

	The Six Months Ended June 30,						The Twelve Months Ended December 31,
	2002			2001			2001
	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate
	(Dollars in thousands)
Interest Earning Assets:
Int-bearing deposits at other banks	100	2	3.49	200	8	7.61	178	12	6.99
Invest securities - Taxable	7,085	187	5.27	11,678	353	6.05	7,444	469	6.30
Invest securities - Non-Taxable	0	0	0.00	552	25	9.09	377	25	6.65
Federal funds sold	7,249	60	1.67	7,148	174	4.88	10,310	363	3.52
Total investments	14,434	249	3.45	19,578	560	5.73	18,308	870	4.75

Loans
Construction	2,002	123	12.24	2,499	145	11.57	2,209	227	10.29
Real estate	37,129	1,527	8.23	28,658	1,394	9.73	31,258	2,805	8.97
Installment	729	33	8.94	715	41	11.54	767	90	11.67
Commercial	15,615	458	5.87	14,099	730	10.36	14,335	1,454	10.15
Total loans	55,474	2,141	7.72	45,971	2,310	10.05	48,570	4,576	9.42

Total Interest earning assets	69,908	2,390	6.84	65,549	2,870	8.76	66,878	5,446	8.14

Interest Bearing Liabilities:
Int-bearing demand	10,277	47	0.91	9,302	47	1.00	9,422	93	0.99
Money market savings	1,781	9	1.02	1,350	13	1.86	1,328	22	1.66
Savings deposits	3,863	28	1.48	4,108	39	1.89	3,885	71	1.82
Time deposits >$100M	16,775	325	3.88	15,065	437	5.80	15,216	833	5.47
Time deposits <$100M	20,914	446	4.27	19,271	567	5.88	20,263	1,126	5.56
Other Borrowing	5,200	163	6.28	5,717	201	7.03	4,460	293	6.56
Total interest bearing liabilities	58,809	1,019	3.47	54,813	1,302	4.75	54,574	2,437	4.47
Net interest income		1,370			1,568			3,009

Net interest spread			3.37			4.01			3.68
Net yield on interest earning assets			3.92			4.78			4.50

	Six Months Ended June 30, 2002 vs 2001			Twelve Months Ended December 31, 2001 vs 2000
	Increase(Decrease) Due to changes			Increase(Decrease) Due to Changes
	Avg Volume	Avg Rate	Total	Avg Volume	Avg Rate	Total
	(Dollars in thousands)

Interest Earning Assets:
Int-bearing deposits at other banks	(4)	(2)	(6)	1	1	2
Invest securities - Taxable	(139)	(27)	(166)	135	(61)	74
Invest securities - Non-Taxable	(25)	0	(25)	(716)	(5)	(721)
Federal funds sold	2	(116)	(114)	352	(291)	60

Total investments	(165)	(145)	(311)	(229)	(357)	(586)

Loans
Construction	(29)	7	(22)	(98)	(4)	(102)
Real estate	412	(278)	134	588	(234)	354
Installment	1	(10)	(9)	34	(12)	22
Commercial	79	(350)	(272)	194	(191)	4
Total loans	462	(631)	(169)	718	(441)	277

Total Interest Earning Assets	297	(777)	(480)	489	(797)	(308)

Interest Bearing Liabilities:
Int-bearing demand	5	(5)	0	5	(1)	4
Money market savings	4	(7)	(3)	(1)	(3)	(4)
Savings deposits	(2)	(8)	(10)	14	(6)	7
Time deposits >$100M	50	(162)	(112)	129	(60)	69
Time deposits <$100M	48	(168)	(120)	70	(50)	21
Other Borrowing	(18)	(20)	(38)	4	9	13

Total interest bearing liabilities	87	(369)	(282)	221	(112)	109
Net change in net interest	210	(407)	(197)	268	(685)	(418)

Provision and Allowance for Loan Losses

The provision for loan losses is an expense charged against operating income and added to the allowance for loan losses.  The allowance for loan losses represents amounts, which have been set aside for the specific purpose of absorbing losses, which may occur in the Bank’s loan portfolio.

The allowance for loan losses reflects management’s ongoing evaluation of the risks inherent in the loan portfolio both generally and with respect to specific loans, the state of the economy, and the level of net loan losses experienced in the past.  Management and the Board of Directors review the results of the California Department of Financial Institutions and FDIC examinations, independent accountants’ observations, and the Bank’s internal review as additional indicators to determine if the amount in the allowance for loan losses is adequate to protect against estimated future losses.  It is the Bank ‘s current practice, which could change in accordance with the factors mentioned above, to maintain an allowance that is at least equal to the sum of the following percentage of loan balances by loan category.

Loan Category	Reserve%

Classified Loans:
Loans classified loss	100.00%
Loans classified doubtful	50.00%
Loans classified substandard
Real Estate Secured	5.00%
Non Real Estate Secured	20.00%

Unclassified Loans:
Real Estate - Loan to value 80% or less	0.10%
Real Estate - Loan to value over 80%	0.50%
Real Estate - Construction	0.25%
Loans to Individuals	2.00%
Commercial	2.00%
SBA Loans – Unguaranteed portion	2.00%
Unfunded Loan Commitments	.25%
Concentration Risk Factor – Real Estate	.10%
Economic Risk Factor	.25%
SBA Loans - Guaranteed portion	0.00%
Cash Secured Loans	0.00%

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At June 30, 2002 and 2001 the Bank’s allowance stood at 1.09 and 1.11 percent, respectively.  A provision of $52,000 was made to the allowance during the six months ended June 30, 2002 compared with $50,000 in the same period in 2001.  Charged off loans during the six months ended June 30, 2002 and 2001 totaled $14,800 and $8,000 respectively.  Recoveries for the same periods were $12,500 and $1,800, respectively.

The Bank’s non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans were 0.51 percent at June 30, 2002 compared with 0. 18 percent at June 30, 2001.

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

Non-Interest Income

Total non-interest income for the six months ended June 30, 2002 was $1,624,900, compared with $1,724,700 for the same period in 2001.  The decrease of  $99,800 was the result of a $70,800 decrease in income from other operating income, a $6,100 decrease in service charges on deposit accounts and a decrease of $22,900 in SBA loan sales and servicing.

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

Non-Interest Expense

Salary and benefits expense for the six months ended June 30, 2002 decreased $71,400 compared with the same period in 2001.  The decrease was due primarily to reduced bonus accruals.

Total occupancy and equipment expense for the six months ended June 30, 2002 was $176,500 compared to $165,700 for the same period in 2001.  The increase was due to leasing additional office space in Monterey and increases under existing lease agreements.

For the six months ended June 30, 2002 professional fees were $40,400 compared with $69,200 the same period in 2001.  Accounting/audit fees decreased $6,700 and legal fees decreased $22,100.

Data processing for the six months ended June 30, 2002 increased $39,500 compared to the same period in 2001.  The increase was due primarily to cost associated with converting to an image item processing system and developing an Internet site.

Other expenses for the six months ended June 30, 2002 totaled $1,334,500 compared with $1,409,000 for the same period in 2001.  Significant changes occurred in the following categories with increases in merchant expense of $114,800, messenger & freight $14,200, bank fees $2,200, insurance $17,300, due & memberships $3,100, telephone $3,000, other losses $6,700 and advertising $2,100 with decreases in collection expense $16,400, miscellaneous $2,800, donation expense $6,900, entertainment & meals $2,200, security $4,100, postage expense $7,300, stationary & supplies $4,500 and income tax expense $195,400.

LOANS

Loans represented 79.35% of average earning assets, and 69.91% of average total assets for the six months ended June 30, 2002, compared with 69.91% and 62.31%, respectively during 2001.  For the six months ended June 30, 2002 average loans increased 20.67% from $45,971,000 for the same period in 2001 to $55,474,000.  Average installment loans increased $14,000 (1.92%), average commercial loans increased $1,516,000 (10.75) and average real estate loans increased $8,471,000 (29.56%), while construction loans decreased $497,000 (19.90%).

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

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”):

	Six Months Ended June 30,

	2002	2001

	(Dollars in thousands)

Accruing, past due 90 days or more:

Real Estate	0	0

Commercial	0	0

Installment	0	0

Other	0	0

Total accruing	0	0

Nonaccrual Loans:

Real Estate	0	0

Commercial	109	83

Installment	0	0

Other	0	0

Total non-accrual	109	83

Total non-performing	109	83

Total loans end of period	56,437	46,224

Ratio of non-performing loans to total loans at end of period	0.19%	0.18

%

These ratios have been maintained as a result of a strengthening of underwriting criteria, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel).  The Bank does not have any foreign loans or loans for highly leveraged transactions.

Summary of Loan Loss Experience

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
	(Dollars in thousands)

Average loans outstanding	55,474	45,971

Allowance, beginning of period	566	468

Loans charged off during period:
Commercial	13	8
Installment	0	0
Real Estate	1	0
Other	1	0
Total charge offs	15	8

Recoveries during period:
Commercial	13	1
Installment	0	1
Other	0	0
Total recoveries	13	2

Net Loans charged off during the period	2	6

Additions to allowance for possible loan losses	52	50

Allowance, end of period	616	512

Ratio of net loans charged off to average Loans outstanding during the period	0.00%	0.01%

Ratio of allowance to total loans at end of period	1.09%	1.11%

Funding Sources

Average deposits for the six months ended June 30, 2002 were $68,263,000 an increase of 9.60% compared with the average balance for 2001.  Average certificates of deposit represented 55.21% of average deposits for the six months ended June 30, 2002.  Average interest bearing checking, money market and savings accounts as a group were 23.32% of average deposits.  Average demand deposits represented 21.47% of average deposits.

The Company has a $1,000,000 term loan with United Security Bank with a maturity of July 5. 2011.  The interest rate is a floating rate based on United Security Bank’s reference rate plus seventy five (75) basis points.  Interest is payable monthly, with quarterly principal payments of  $27,777 beginning October 5, 2002.

The Company has a $200,000 revolving line of credit with the Pacific Coast Bankers’ Bank which matures in July 2001.  The interest rate is a floating rate based on the prime lending rate plus seventy five (75) basis points.  At June 30, 2001 the line of credit was fully advanced.

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

Capital Resources

The Bank maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends.  At June 30, 2002, stockholders’ equity was $5,325,200 versus $5,086,900 at December 31, 2001. The Company paid a ten (10%) percent stock dividend in 2001, 2000 and 1999.  The Bank paid cash dividends to the Corporation totaling  $75,000 during the six months ended June 30, 2002, $200,000, and $100,000 in 2001 and 2000, respectively.

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

Under current rules, all banks were required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 risk-based capital ratio of 9.30% and a total risk-based capital ratio of 10.28% at June 30, 2002 well above the minimum regulatory requirements.

The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill.  The Bank had a leverage capital ratio of 7.38% at June 30, 2002.

Liquidity

Liquidity represents a bank’s ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs.  For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings. The Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $10,000,000 and a $2,500,000 unsecured Federal Funds Purchased line with the Pacific Coast Bankers’ Bank to meet temporary liquidity requirements.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets (“primary liquidity”), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  In addition, it seeks to generally limit loans to not more than 90 percent of deposits.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s total liquidity at June 30, 2002 was 24.85 percent; while its average loan to deposit ratio for the six months ended June 30, 2002 was 81.27 percent.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  At June 30, 2002 the affect of a 2% increase in the federal funds sold rate would result in a 7.05% increase in equity.  A 2% decrease in the federal funds sold rate would result in a 7.34% decrease in equity.

Investment Securities

The following table sets forth the book and market value of the Bank’s investment securities at June 30, 2002:

INVESTMENT PORTFOLIO MIX

	Book Value	Market value
	(Dollars in thousands)
Available for sale:
Corporate Debt Securities	3,501	3,523

Total	3,501	3,523

The following table summarizes the maturity of the Bank’s investment securities at June 30, 2002:

INVESTMENT PORTFOLIO MATURITIES

(Dollars in thousands)

	1 year or less	over 1 through 3 years	over 3 through 5 years	over 5 through 15 years	over 15 years

Corporate Debt Securities	—	743	2,035	745	—

Total	—	743	2,035	745	—

PART II-OTHER INFORMATION

Item 4.  Submission of Matters to a vote of Security Holders.

The following proposals were presented to shareholders at the Corporation’s annual shareholders’ meeting held on June 13, 2002.

Proposal Number 1:  Election of Directors

	Number of Affirmative Votes	Number of Votes Withheld
Charles T. Chrietzberg, Jr.	1,028,649	2,988
Sandra G. Chrietzberg	1,028,649	2,988
Peter J. Coniglio	1,028,667	2,970
Carla S. Hudson	1,029,380	2,291
John M. Lotz	1,026,812	4,791

Item 6.  Exhibits and Reports on Form 8-K.

A.            EXHIBITS

Item	Description
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
(2) Deferred Compensation Agreement, dated December 31, 1993 Filed as exhibit to Form 10KSB dated December 31, 1995.
(3) Northern California Bancorp, Inc. 1998 Stock Option Plan and Stock Option Agreements Filed as exhibit to Form 10KSB dated December 31, 1998.
(4) Amendment to the Salary Continuation Agreement Dated December 31, 1993 Filed as exhibit to Form 10KSB dated December 31, 1999.
(5) Life Insurance Endorsement Method Split Dollar Plan Agreement Filed as exhibit to Form 10KSB dated December 31, 1999.
(6) Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement Dated January 6, 2000 Filed as exhibit to Form 10KSB dated December 31, 2001
(7) Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement Filed as exhibit to Form 10KSB dated December 31, 2001
(8) Amendment to the Salary Continuation Agreement dated December 31, 1993 Filed as exhibit to Form 10KSB dated December 31, 2001

B.            Reports on Form 8-K

None

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN CALIFORNIA BANCORP, INC.

Date:	August 8, 2002	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chief Executive Officer and President

Date:	August 8, 2002	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and Principal Accounting Officer

CERTIFICATION UNDER SECTION 906
OF THE SARBANES0OXLEY ACT OF 2002

Pursuant to Section 906 of the Sabanes-Oxley Act of 2002, each of the undersigned certifies that this periodic report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of Northern California Bancorp, Inc.

/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chief Executive Officer and President

/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and Principal Accounting Officer