Form 10QSB
period 2002-09-30
NORTHERN CALIFORNIA BANCORP INC
filed 2002-11-14
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2002

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

for the period from               to

Commission File Number 0-27666

NORTHERN CALIFORNIA BANCORP, INC.

(Name of Small Business Issuer in its Charter)

Incorporated in the State of California

IRS Employer Identification Number 77-0421107

Address:  601 Munras Avenue, Monterey, CA  93940

Telephone: (831) 649-4600

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒            No     ☐

As of  November 1, 2002, the Corporation had 1,343,538 shares of common stock out-standing.

PART I-FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

NORTHERN CALIFORNIA BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	SEPTEMBER 30 2002	DECEMBER 31 2001
ASSETS:
Cash and Cash Equivalents	5,248,600	11,392,900
Federal Funds Sold	5,655,000	0
Cash and Cash Equivalents	10,903,600	11,392,900
Due From Bank - Time Deposits	100,000	100,000
Investment Securities, available for sale (Note 1)	7,154,100	9,478,400
Trading Account	78,200	173,000
Other Investments	1,002,400	950,600
Loans Held for Sale	1,159,300	605,600
Gross Loans (Note 2)	56,030,200	52,601,400
Allowance for Possible Loan Losses (Note 3)	(596,300)	(566,300)
Deferred Origination Fees	(76,400)	(78,800)
Net Loans	55,357,500	51,956,300
Bank Premises and Equipment, Net	1,939,700	1,804,700
Cash Surrender Value of Life Insurance	2,082,900	2,000,700
Interest Receivable and Other Assets	887,400	1,272,700
Total Assets	80,665,100	79,734,900

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Total Deposits (Note 4)	66,324,700	68,332,400
Short-term Borrowing	200,000	200,000
Long-term Borrowing	1,000,000	1,000,000
Federal Home Loan Bank Borrowed Funds	6,750,000	4,000,000
Interest Payable and Other Liabilities	1,016,400	1,115,600
Total Liabilities	75,291,100	74,648,000

Shareholders’ Equity:

Common Stock - No Par Value Authorized: 2,500,000 in 2002 and 2001 Outstanding:1,343,548 in 2002 and 1,329,257 in 2001	4,068,500	4,040,600
Retained Earnings	1,323,700	1,038,000
Accumulated Other Comprehensive Income (Loss)	(18,200)	8,300
Total Shareholders’ Equity	5,374,000	5,086,900
Total Liabilities & Shareholders’ Equity	80,665,100	79,734,900

NORTHERN CALIFORNIA BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
INTEREST INCOME:
Interest and Fees on Loans	1,084,700	1,163,800	3,225,600	3,473,600
Interest on Time Deposits with Financial Institutions	600	3,300	2,300	10,900
Interest on Investment Securities	104,800	76,600	291,400	446,600
Interest on Federal Funds	32,300	128,400	92,700	302,700
Total Interest Income	1,222,400	1,372,100	3,612,000	4,233,800

INTEREST EXPENSE:
Interest on Interest-Bearing Transaction Accounts	25,800	30,500	81,700	89,500
Interest on Savings Accounts	14,300	18,300	42,800	57,000
Interest on Time Deposits	342,200	499,500	1,113,900	1,503,000
Interest on Other Borrowed Funds	84,400	93,200	248,300	296,000
Total Interest Expense	466,700	641,500	1,486,700	1,945,500

Net Interest Income	755,700	730,600	2,125,300	2,288,300
PROVISION FOR POSSIBLE LOAN LOSSES	25,000	60,000	77,000	110,000
Net Interest Income After Provision for Possible Loan Losses	730,700	670,600	2,048,300	2,178,300

NONINTEREST INCOME:
Service Charges on Deposit Accounts	130,600	120,200	369,400	365,100
SBA Loan Sales & Servicing Income	84,900	71,600	330,200	339,800
Other Operating Income	683,400	423,300	1,824,200	1,634,900
Total Noninterest Income	898,900	615,100	2,523,800	2,339,800

NONINTEREST EXPENSE:
Salaries and Employee Benefits	518,200	519,300	1,547,500	1,620,000
Occupancy and Equipment Expense	93,700	86,300	270,200	252,000
Professional Fees	22,200	35,400	62,600	104,600
Data Processing	108,700	66,300	275,900	194,000
FDIC & State Assessments	4,400	10,900	18,600	24,900
Other Operating Expenses	714,900	697,500	1,957,600	1,819,500
Income Tax Expense	58,100	4,000	135,700	277,000
Total Noninterest Expense	1,520,200	1,419,700	4,268,100	4,292,000
NET INCOME (LOSS)	109,400	(134,000)	304,000	226,100

Earnings Per Common Share
Primary	0.08	(0.10)	0.23	0.17
Diluted	0.07	(0.09)	0.19	0.15

NORTHERN CALIFORNIA BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

	2002	2001
NET INCOME	304,000	226,100

Adjustments to net income:
Depreciation and amortization expense	34,600	91,800
Amortization/Accretion on investments	(5,100)	4,300
(Gain) loss on sale of securities	(51,700)	(68,400)
Provision for possible loan losses	77,000	110,000
Amortization of deferred income	0	(1,500)
Increase (decrease) in accrued expenses	105,500	306,000
(Increase) decrease in prepaid expenses	193,000	(724,600)
Increase (decrease) in interest payable	(204,700)	(26,300)
(Increase) decrease in interest receivable	(13,300)	326,200
(Increase) decrease in loans held for sale	(553,700)	834,200
Total adjustments to net income	418,400	851,700
Net cash provided (used) by operations	114,400	1,077,800

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of investments	0	2,000,000
Proceeds from sale of investments	12,814,300	32,255,100
Purchase of securities	(10,435,100)	(16,495,200)
Net (increase) decrease in loans	(3,354,800)	(8,403,800)
Capital expenditures	(169,600)	(105,800)
Exercise of stock options	30,300	0
Stock repurchase	(2,300)	(37,800)
Net cash provided (used) in investing activities	(1,117,200)	9,212,500

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	(2,007,700)	(7,182,600)
Net increase (decrease) in borrowed funds	2,750,000	(675,000)
Net cash provided (used) by financing activities	742,300	(7,857,600)

Net increase (decrease) in cash & cash equivalents	(489,300)	2,432,700
Cash & cash equivalents - beginning of year	11,492,900	17,556,200

Cash & cash equivalents - end of period	11,003,600	19,988,900

See Note 5 for Supplemental Disclosures

	SEPTEMBER 30 2002	DECEMBER 31 2001
(NOTE 1) INVESTMENT SECURITIES:

Available for sale:
US Government Securities	0	6,008,000
Corporate Debt Securities	2,226,100	3,470,400
Government National Mortgage Association Securities	4,928,000	0
	7,154,100	9,478,400

(NOTE 2) GROSS LOANS:

Commercial and Industrial	14,721,400	13,863,200
Construction	2,846,500	1,896,000
Real Estate - Mortgage	37,595,500	36,009,500
Installment	743,300	702,600
Government Guaranteed Loans Purchased	123,500	130,100
Gross Loans	56,030,200	52,601,400

(NOTE 3) ALLOWANCE FOR POSSIBLE LOAN LOSSES:

Balance at Beginning of Period	566,300	468,500
Recoveries	12,700	1,700
Provision for Possible Loan Losses	77,000	185,000
Loans Charged Off	(59,700)	(88,900)
Balance at End of Period	596,300	566,300

(NOTE 4) DEPOSITS:

Demand	13,992,600	14,525,800
Interest-Bearing Transaction	12,957,600	12,014,500
Savings	4,737,900	3,849,000
Time Under $100,000	19,755,300	21,434,500
Time Equal to or Greater than $100,000	14,881,300	16,508,600
	66,324,700	68,332,400

(NOTE 5) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	9/30/02	9/30/01
Payments during the period ending:
Interest	1,684,700	1,972,129
Income Taxes	163,100	323,900

NOTES TO FINANCIAL STATEMENTS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The following discussion reviews and analyzes the operating results and financial condition of the Corporation, focusing on the Bank.  It should be read in conjunction with the financial statements and the other financial data presented elsewhere herein.  The Corporation’ only activities have been investments.

For the nine months ended September 30, 2002 net income was $304,000, an increase of $77,900 when compared to the same period in 2001.  The increase in earnings during this period resulted from an increase of $184,000 in non-interest income, a decrease of $130,000 in net interest income after provision for loan losses and a decrease of $23,900 in non-interest expense.

The following table sets forth certain selected financial ratios of the Corporation at, and for the nine months ended, September 30, 2002 and 2001.

	For the nine months Ended September 30, 2002	For the nine months Ended September 30, 2001
	(Dollars in thousands except per share data)
Summary of Operating Results:
Total interest income	3,612	4,234
Total interest expense	1,487	1,945
Net interest income	2,125	2,288

Provision for possible loan losses	77	110
Net interest income after provision for loan loss	2,048	2,178

Total other income	2,524	2,340
Total other expense	4,133	4,015

Income (loss) before taxes	440	503
Provision for income tax	136	277

Net income (loss)	304	226

Per Common Share Data:

Net income - Primary(1)	0.23	0.17
Net income - Diluted(2)	0.19	0.15
Book value, end of period	4.03	4.05
Avg shares outstanding(3)	1,344,202	1,335,682

Balance Sheet Data:

Total loans, net of unearned income(4)	57,113	50,843
Total assets	80,665	76,225
Total deposits	66,325	65,040
Stockholders’ equity	5,374	4,911

Selected Financial Ratios(5):

Return on average assets(6)	0.51%	0.40%

Return on average stockholders’ equity(6)	7.74%	6.11%

Net interest spread	3.50%	3.92%

Net interest margin	4.10%	4.76%

Avg shareholders’ equity to average assets	6.53%	6.61%

Risked-Based capital ratios
Tier 1	9.43%	9.41%
Total	10.37%	10.33%
Total loans to total deposits at end of period	86.11%	78.17%

Allowance to total loans at end of period	1.01%	1.04%

Non-performing loans to total loans at end of period	0.09%	0.92%

Net charge-offs to average loans	0.08%	0.10%

(1)               Primary earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year.  The weighted average number of common shares used for this computation was 1,344,202 and 1,335,682 for September 30, 2002 and 2001, respectively.

(2)               Diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,607,998 and 1,561,415 for September 30, 2002 and 2001, respectively.

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

Net interest income for the nine month period ended September 30, 2002 was $2,125,300 compared to $2,288,300 for the same period in 2001.  The decrease of $163,000 resulted from total interest income decreasing $621,800, while total interest expense decreased $458,800.  Average interest earning assets increased $1,192,000 (1.80%), while the average rate earned decreased 173 basis points.  Average interest bearing liabilities increased $3,755,000 (6.80%), while the average rate paid decreased 131 basis points.

The following table shows the components of the Bank’s net interest income, setting forth, for each the nine months ended September 30, 2002 and 2001, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v) the net interest yield on average interest-earning assets (i.e., net interest income divided by average interest-earning assets).  Yields are computed on a tax-equivalent basis, resulting in an adjustment to interest earned on non-taxable securities of $8,500 for the nine months ended September 30, 2001.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

	The Nine Months Ended September 30,						The Twelve Months Ended December 31,
	2002			2001			2001
	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate
	(Dollars in thousands)

Interest Earning Assets:
Int-bearing deposits at other banks	100	2	3.12	200	11	7.30	178	12	6.99
Invest securities - Taxable	7,288	291	5.33	9,106	430	6.30	7,444	469	6.30
Invest securities - Non-Taxable	0	0	N/A	504	25	6.63	377	25	6.65
Federal funds sold	7,382	93	1.67	9,714	303	4.16	10,310	363	3.52

Total investments	14,770	386	3.49	19,523	769	5.25	18,308	870	4.75

Loans
Construction	2,288	195	11.37	2,406	189	10.46	2,209	227	10.29
Real estate	37,153	2,092	7.51	29,670	2,390	10.74	31,258	2,805	8.97
Installment	734	47	8.45	739	60	10.83	767	90	11.67
Commercial	15,839	892	7.51	13,945	835	7.99	14,335	1,454	10.15

Total loans	56,013	3,226	7.68	46,759	3,474	9.91	48,570	4,576	9.42

Total Interest earning assets	70,783	3,612	6.80	66,282	4,242	8.53	66,878	5,446	8.14

Interest Bearing Liabilities:
Int-bearing demand	10,857	66	0.82	9,357	71	1.01	9,422	93	0.99
Money market savings	1,976	15	1.03	1,332	19	1.86	1,328	22	1.66
Savings deposits	4,063	43	1.40	3,970	57	1.91	3,885	71	1.82
Time deposits >$100M	16,373	473	3.86	15,074	644	5.69	15,216	833	5.47
Time deposits <$100M	20,681	640	4.13	19,857	859	5.77	20,263	1,126	5.56
Other Borrowing	4,010	197	6.56	4,615	227	6.55	4,460	293	6.56
Total interest bearing liabilities	57,961	1,436	3.30	54,206	1,876	4.61	54,574	2,437	4.47

Net interest income		2,177			2,366			3,009

Net interest spread			3.50			3.92			3.68
Net yield on interest earning assets			4.10			4.76			4.50

	Nine Months Ended September 30, 2002 vs 2001			Twelve Months Ended December 31, 2001 vs 2000
	Increase(Decrease) Due to changes			Increase(Decrease) Due to changes
	Avg Volume	Avg Rate	Total	Avg Volume	Avg Rate	Total
	(Dollars in thousands)
Interest Earning Assets:

Int-bearing deposits at other banks	(5)	(3)	(9)	1	1	2
Invest securities - Taxable	(86)	(53)	(139)	135	(61)	74
Invest securities - Non-Taxable	(25)	0	(25)	(716)	(5)	(721)
Federal funds sold	(73)	(137)	(210)	352	(291)	60

Total investments	(189)	(193)	(382)	(229)	(357)	(586)

Loans
Construction	(9)	16	6	(98)	(4)	(102)
Real estate	603	(900)	(298)	588	(234)	354
Installment	(0)	(13)	(14)	34	(12)	22
Commercial	113	(57)	57	194	(191)	4
Total loans	707	(955)	(248)	718	(441)	277

Total Interest Earning Assets	518	(1,148)	(630)	520	(829)	(308)

Interest Bearing Deposits:

Int-bearing demand	11	(16)	(5)	5	(1)	4
Money market savings	9	(12)	(3)	(2)	(2)	(4)
Savings deposits	2	(16)	(14)	14	(6)	7
Time deposits >$100M	56	(226)	(170)	129	(60)	69
Time deposits <$100M	36	(254)	(218)	70	(50)	20
Other Borrowing	(30)	0	(30)	4	9	13

Total interest bearing deposits	130	(571)	(441)	220	(111)	109

Net change in net interest	388	(578)	(190)	301	(718)	(417)

Provision and Allowance for Loan Losses

The provision for loan losses is an expense charged against operating income and added to the allowance for loan losses.  The allowance for loan losses represents amounts which have been set aside for the specific purpose of absorbing losses which may occur in the Bank’s loan portfolio.

The allowance for loan losses reflects management’s ongoing evaluation of the risks inherent in the loan portfolio, both generally and with respect to specific loans, the state of the economy, and the level of net loan losses experienced in the past.  Management and the Board of Directors review the results of the State Banking Department and FDIC examinations, independent accountants’ observations, and the Bank's internal review as additional indicators to determine if the amount in the allowance for loan losses is adequate to protect against estimated future losses.  It is the Bank ‘s current practice, which could change in accordance with the factors mentioned above, to maintain an allowance which is at least equal to the sum of the following percentage of loan balances by loan category.

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

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At September 30, 2002 and 2001 the Bank’s allowance stood at 1.01 percent and 1.04 percent of gross loans, respectively.  A provision of $77,000 was made to the allowance during the nine months ended September 30, 2002, compared to a provision of $110,000 in the same period in 2001.  Charged off loans during the nine months ended September 30, 2002 and 2001 totaled $59,700 and $48,700 respectively.  Recoveries for the same periods were $12,700 and $1,800, respectively.

The Bank’s non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans was 0.09 percent at September 30, 2002 compared with 0. 92 percent at September 30, 2001.

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

Non-Interest Income

Total non-interest income for the nine months ended September 30, 2002 was $2,523,800, compared with $2,339,800 for the same period in 2001.  The increase of  $184,000 was the result of a increases of $4,300 in service charges on deposit accounts and $189,300 in income from other service charges, commissions and fees; while income from SBA loan sales and servicing decreased $9,600.

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

Non-Interest Expense

Salary and benefits expense for the nine months ended September 30, 2002 increased $72,500 compared with the same period in 2001.  The decrease was primarily due the Bank not replacing the President when he left in February 2002 and lower bonus accruals.

Occupancy and equipment expense increased $18,200 compared with the same period in 2001.  Occupancy expense increased $7,800 and equipment expense increased $10,400.

Data processing expense for the nine months ended September 30, 2002 increased $81,900 compared to the same period in 2001.  The increase was due primarily to cost associated with converting to an image item processing system, development of an Internet site and the addition of a management reporting system.

For the nine months ended September 30, 2002 professional fees decreased $42,000 compared to the same period in 2001.  The decrease was due to decreases in audit/accounting fees of $12,600 and in legal fees of $29,400.

Other expenses for the nine months ended September 30, 2002 totaled $1,957,600 compared with $1,819,500 for the same period in 2001.  Significant changes occurred in the following categories with increases in merchant processing expense $160,400, insurance expense $24,500, messenger and freight $18,400, tellers’ differences $7,900 and prepaid card program expense $5,200; decreases occurred in miscellaneous expense $19,600, collection expense $16,500, postage $12,000, bank security $11,300, donations $10,300, auto expense $6,900 and loan expense $5,700.

Income tax expense for the nine months ended September 30, 2002 was $135,700 compared with $277,000 for the same period in 2001.  The $141,300 decrease was due to a $63,400 decline in pretax income and $237,000 in losses, for tax purposes, on security sales in the company’s trading account.

LOANS

Loans represented 83.01% of average earning assets, and 70.28% of average total assets for the nine months ended September 30, 2002, compared with 70.55% and 62.98%, respectively during 2001.  For the nine months ended September 30, 2002 average loans increased 19.79% from $46,759,000 for the same period in 2001 to $56,013,000. Average real estate increased $7,365,000 (22.96%) and average commercial loans increased $1,894,000 (13.58%).

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

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”):

	Nine Months Ended September 30,
	2002	2001
	(Dollars in thousands)

Accruing, past due 90 days or more:

Real Estate	0	0
Commercial	0	0
Installment	0	0
Other	0	0
	0	0

Nonaccrual Loans:

Real Estate	0	320
Commercial	50	150
Installment	0	0
Other	0	0
Total non-accrual	50	470

Total non-performing	50	470

Total loans end of period	57,190	50,911

Ratio of non-performing loans to total loans at end of period	0.09%	0.92%

These ratios have been maintained as a result of a strengthening of underwriting criteria, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel).  The Bank does not have any foreign loans or loans for highly leveraged transactions.

Summary of Loan Loss Experience

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
	(Dollars in thousands)
Average loans outstanding	56,013	46,759

Allowance, beginning of period	566	468

Loans charged off during period:
Commercial	58	41
Installment	1	8
Real Estate	1	0
Other	0	0
Total charge offs	60	49

Recoveries during period:
Commercial	13	1
Installment	0	1
Other	0	0
Total recoveries	13	2

Net Loans charged off during the period	47	47

Additions to allowance for possible loan losses	77	110

Allowance, end of period	596	531

Ratio of net loans charged off to average Loans outstanding during the period	0.08%	0.10%

Ratio of allowance to total loans at end of period	1.01%	1.04%

Funding Sources

Average deposits for the nine months ended September 30, 2002 were $68,779,000 an increase of 8.67% compared with the average balance for 2001.  Average certificates of deposit represented 53.87% of average deposits for the nine months ended September 30, 2002.  Average interest checking accounts, money market and savings accounts as a group was 24.57% of average deposits.  Average demand deposits represented 21.56% of average deposits.

The Company has a $1,000,000 term loan with United Security Bank with a maturity of July 5. 2011.  The interest rate is a floating rate based on United Security Bank’s reference rate plus seventy five (75) basis points.  Interest is payable monthly, with quarterly principal payments of  $27,777 beginning October 5, 2002.

The Company has a $200,000 revolving line of credit with the Pacific Coast Bankers’ Bank which matures in July 2003.  The interest rate is a floating rate based on the prime lending rate plus one (1) percentage point with a minimum rate of 6.50%.  At September 30, 2002 the line of credit was fully advanced.

The Bank has a line of credit from the Federal Home Loan Bank of San Francisco with a maximum borrowing limit on September 30, 2002 of approximately $11,800,000.  Certain of the Bank’s real estate secured loans and investment securities secure the line of credit.  At September 30, 2002 the Bank had four $1,000,000 advances which bear interest at 4.83%, 6.81%, 6.86% and 7.71%, respectively and a $2,750,000 advance with an interest rate of 3.44%.  The advances mature in October 2003, June 2004, August 2005, June 2030 and September 2007, respectively.  The Bank did not utilize any short-term borrowings in 2002, 2001 or 2000.

The Bank has a $105,000 letter of credit issued by the Federal Home Loan Bank of San Francisco to secure the uninsured portion of local agency deposits maintained with the Bank.  The letter of credit matures April 17, 2006.

Capital Resources

The Company maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends.  At September 30, 2002, stockholders’ equity was $5,374,000 versus $5,086,900 at December 31, 2001.  The Company paid a ten (10%) percent stock dividend in 2001, 2000 and 1999.  The Bank paid cash dividends to the Corporation totaling $75,000 during the nine months ended September 30, 2002, $200,000 in 2001 and $100,000 in 2000.

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

Under current rules, all banks were required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 risk-based capital ratio of 9.43% and a total risk-based capital ratio of 10.37% at September 30, 2002, well above the minimum regulatory requirements.

The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill.  The Bank had a leverage capital ratio of 7.38% at September 30, 2002.

Liquidity

Liquidity represents a bank’s ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs.  For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings. The Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $11,800,000, and a $2,500,000 unsecured Federal Funds Purchased line of credit with the Pacific Coast Bankers’ Bank, to meet temporary liquidity requirements.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to at least 10 percent of total assets (“primary liquidity”), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  In addition, it seeks to generally limit loans to not more than 90 percent of deposits.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s primary liquidity at September 30, 2002 was 21.06 percent, while its average loan to deposit ratio for the nine months ended September 30, 2002 was 81.44 percent.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  At September 30, 2002 the affect of a 2% increase in the federal funds sold rate would result in a 4.8% increase in equity, while a 2% decrease in the federal funds sold rate would result in a 4.8% decrease in equity.

Investment Securities

At September 30, 2002 the Company, in addition to its investment in Monterey County Bank, held investments of $78,200 in Trading Account Securities, $25,000 in Mission Valley Bank and $200,000 in Lender Services Acquisition Corporation.

The following table sets forth the book and market value of the Bank’s investment securities at September 30, 2002:

INVESTMENT PORTFOLIO MIX

	Book Value	Market value
	(Dollars in thousands)
Available for sale:
Government National Mortgage Assoc.	4,979	4,928
Corporate Debt Securities	2,266	2,226

Total	7,245	7,154

The following table summarizes the maturity of the Bank’s investment securities at September 30, 2002:

INVESTMENT PORTFOLIO MATURITIES

(Dollars in thousands)

	1 year or less	over 1 through 3 years	over 3 through 5 years	over 5 through 15 years	over 15 years
Government National Mortgage Association	—	—	—	—	4,928
Corporate Debt Securities	—	—	1,474	752	—

Total	—	—	1,474	752	4,928

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

NORTHERN CALIFORNIA BANCORP, INC.

Date: November 8, 2002	By:	s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chairman of the Board & Chief Executive Officer

Date: November 8, 2002	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and Principal Accounting Officer

CERTIFICATIONS

I, Charles T. Chrietzberg, Jr. certify that:

1. I have read this quarterly report on Form 10-QSB of Northern California Bancorp, Inc.;

2. To my knowledge, the information in this report is true in all important respects as of September 30, 2002; and

3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of September 30, 2002.

For purposes of this certification, information is “important to a reasonable investor” if:

(a) There is a substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

(b) The report would be misleading to a reasonable investor if the information was omitted from the report.

Date: November 8, 2002

s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chairman of the Board &
Chief Executive Officer

I, Bruce N. Warner certify that:

1. I have read this quarterly report on Form 10-QSB of Northern California Bancorp, Inc.;

2. To my knowledge, the information in this report is true in all important respects as of September 30, 2002; and

3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of September 30, 2002.

For purposes of this certification, information is “important to a reasonable investor” if:

(a) There is a substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

(b) The report would be misleading to a reasonable investor if the information was omitted from the report.

Date: November 8, 2002

/s/ Bruce N. Warner
Bruce N. Warner

Chief Financial Officer and Principal Accounting Officer