Form 10KSB
period 2002-12-31
NORTHERN CALIFORNIA BANCORP INC
filed 2003-03-27
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

(Fee required) for fiscal year ended December 31, 2002

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

Revenues for the year ended December 31, 2002.  $6,680,900.

As of March 1, 2003, the Corporation had 1,493,816 shares of common stock out-standing.  The aggregate market value of voting stock held by non-affiliates of the Corporation was $2,345,900, based on the most recent sale at $3.00 per share on October 21, 2002.

The following documents are incorporated by reference to the parts indicated of this Form 10-KSB:

1. Portions of the Independent Auditor’s Report for the fiscal year ended December 31, 2002 are incorporated by reference in Part II Item 7.

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

The Bank’s activities are conducted at its principal offices, 601 Munras Ave., Monterey, California and at its three branch offices in Carmel-By-The-Sea, Carmel Valley and Pacific Grove, California.

At December 31, 2002 the Bank had total assets, deposits and shareholders’ equity of approximately $85,860,800, $67,632,500 and $6,380,100, respectively.

EMPLOYEES

At December 31, 2002 the Northern California Bancorp, Inc. and its subsidiary Monterey County Bank employed a total of 45 full time equivalent persons.

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

The Bank has entered into an agreement with CrediTrends Technology Corporation, a purchaser of charged off consumer credit card balances, to market a co-branded MasterCard credit card program.  The Bank will be issuing the cards, but the credit card balances will be 100 percent owned by CrediTrends Technology Corporation.  The Bank’s 2003 revenues from the program are projected to be approximately $50,000.  CreditTrends Technology Corporation will maintain on deposit with the Bank amounts equal to the total available credit of the portfolio, the total of five (5) days average settlement activity for the prior month and fees due to the third party processor.

The Bank is developing a pre-paid debit card program.  The program will be marketed by third parties to the un-banked, through employer payroll programs and check cashing facilities, through Internet websites for purchasers of the websites’ products and services.  Holders of the pre-paid cards will be able to have additional funds added to the card balance, make point of sale purchases and withdraw cash through automated teller machines.  The Bank will be issuing the pre-paid cards and maintaining the funds held on the cards.  The Bank’s revenues from the program will be in the form of transaction fees and earnings from investing the funds held on the cards.  Revenues from the program in 2003 will be minimal as the program development and implementation are completed.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 (the Act) was signed into law on July 30,2002.  The Act was in response to recent issues in corporate governance and accountability.  Key provisions of the Act provide for:

•                                          Expanded oversight of the accounting profession by creating a new independent public company oversight board to be monitored by the SEC.

•                                          Revised rules on auditor independence to restrict the nature of non-audit services provided to audit clients and to require such services to be pre-approved by the audit committee.

•                                          Improved corporate responsibility through mandatory listing standards relating to audit committees, certifications of periodic reports by the Chief Executive Officer and Chief Financial Officer, and making issuer interference with an audit a crime.

•                                          Enhanced financial disclosures, including periodic reviews for the largest issuers and real time disclosure of material company information.

•                                          Enhanced criminal penalties for a board array of white collar crimes and increases in the statute of limitations for securities fraud lawsuits.

The effect of the Act upon corporations is uncertain; however, it is likely that compliance costs may increase as corporations modify procedures if required to conform to the provisions of the Act.  The Company does not currently anticipate that compliance with the Act will have a material effect upon its financial position or results or its operations or its cash flows.

Subsidiary Bank

Both federal and state laws provide extensive regulation of the banking business.  State and federal statutes and regulations apply to many aspects of the Bank’s operations, including minimum capital requirements, reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. The California Superintendent of Banks and the FDIC provide primary supervision, periodic examination and regulation of the Bank.

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

Prompt Corrective Action and Other Enforcement Mechanisms

Under Section 38 of the FDIA, as added by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates.  The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action.  Under the regulations, an institution shall generally be deemed to be: (i) ”well capitalized” if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) ”adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized;” (iii) ”undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) ”significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) ”critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

At December 31, 2002, the Bank met the tests to be categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.

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

Premiums for Deposit Insurance

The FDIC adopted regulations implementing a risk-based premium system required by federal law.  Under the regulations which cover the assessment periods commencing on and after January 1, 1994, insured depository institutions are required to pay insurance premiums within a range of $.23 cents per $100 of deposits to $.31 cents per $100 of deposits depending on their risk classification.  The FDIC, effective September 30, 1995, lowered assessments from their rates of $.23 to $.31 per $100 of insured deposits to rates of $.04 to $.31, depending on the health of the bank, as a result of the re-capitalization of the BIF.  The FDIC may alter the existing assessment rate structure for deposit insurance and may change the base assessment rate (currently, 4 to 31 basis points per year) by rulemaking with notice and comment.  Without notice or comment, the FDIC may increase or decrease the current rate schedule uniformly by as much as 5 basis points, as deemed necessary to maintain the target designated reserve ratio 1.25 percent (fund balance to estimated insured deposits).  The insured deposit rates for 2002 were $.00 to $.27. These rates are projected to continue through the first half of 2003.

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

The FICO assessment rate is adjusted quarterly to reflect changes in the assessment basis of the respective funds based on the quarterly Call Report and the Thrift Financial Report submissions.  The FICO quarterly rates for 2002 were 1.82, 1.76, 1.72 and 1.70.  The FICO quarterly rate for the first quarter of 2003 is 1.68.

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

ITEM 2. PROPERTIES

The main office of the Bank, which also serves as the principal office of the Corporation, is located at 601 Munras Ave., Monterey, California 93940.  This facility contains a lobby, executive and customer service offices, teller stations, safe deposit boxes and related non-vault area, vault, operations area, lounge and miscellaneous areas.  A drive-through facility and adequate paved parking are also on the premises.  Both the land and all improvements thereto are owned by the Bank.  The Bank currently operates three branch offices in Carmel-By-The-Sea, Carmel Valley and Pacific Grove, California, all within approximately 10 miles from the Bank’s main office.  The land and improvements dedicated to the Carmel-By-The-Sea, Carmel Valley and Pacific Grove branch offices are leased.  See Footnote 7 to the Corporation’s financial statements included herewith.

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

The Corporation repurchased 774 shares of common stock at $3.00 per share in 2002, 11,980 at prices ranging from $3.00 to $3.50 in 2001, and 3,754 at prices ranging from $2.70 to $3.00 in 2000.

The following table sets forth, according to information known to the Corporation, the price paid per share in, and volume of, transactions in the Bank’s stock during the quarters ended March 31, 2000 to December 31, 2002.

Quarter/Year	Price	Volume(1)

1st quarter of 2000	3.00	1,662
2nd quarter of 2000	3.00	1,256
3rd quarter of 2000	3.00	132
4th quarter of 2000	2.70-3.00	3,918

1st quarter of 2001	3.00	4,877
2nd quarter of 2001	3.00	207
3rd quarter of 2001	3.00-3.50	7,393
4th quarter of 2001	3.00	1,841

1st quarter of 2002	3.00	33,561
2nd quarter of 2002	3.00	7,728
3rd quarter of 2002	3.00	1,306
4th quarter of 2002	3.00	227

(1)          For the period presented, the information indicated might not include information on shares which may have been traded directly by shareholders or through dealers.

The principal source of cash flow of the Corporation, including cash flow to pay dividends on its stock or principal and interest on debt, is interest and dividends on investments and tax payments and dividends from the Bank.  There are statutory and regulatory limitations on the payment of dividends by the Bank to the Corporation, as well as by the Corporation to its shareholders.

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

The Bank’s payment of dividends, as a California chartered commercial banking corporation, is regulated by the California Financial Code.  Under the California Financial Code, funds available for cash dividend payments by the Bank are restricted to the lessor of: (I) retained earnings; or (ii) the Bank’s net income for its last three fiscal years (less any distributions to the stockholders made during such period).  As of December 31, 2002 the Bank had $2,732,900 in retained earnings.  The Bank’s net income for the last three fiscal years less distributions to stockholders was $1,741,500.

In December 2002, 2001 and 2000 the Corporation paid a ten (10) percent stock dividend.  The Bank paid cash dividends totaling $75,000, $200,000 and $100,000 to the Corporation during 2002, 2001 and 2000, respectively.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The following discussion reviews and analyzes the operating results and financial condition of the Corporation, focusing on the Bank.  It should be read in conjunction with the financial statements and the other financial data presented elsewhere herein.

Net income for each of the last three years was $508,600 in 2002, $360,500 in 2001, and $736,300 in 2000.  The primary net income per share for each of the last three years was $.34, $.25, and $.50 respectively.  The diluted net income per share for the same time periods were $.29, $.21 and $.44, respectively.  Return on average shareholders’ equity was 10.49%, 7.87% and 16.95% in 2002, 2001 and 2000, respectively.  Return on average assets was .63%, .48%, and 1.06% in 2002, 2001 and 2000, respectively.

The increase in earnings in 2002 was due to increases of $82,200 in net interest income after provision for loan losses and $309,400 in other income; partially offset by increases of $120,800 in operating expense and $122,700 in income tax expense.

The decrease in earnings in 2001 was due to net interest income after provision for loan losses decreasing $232,800, other income increased $50,400, operating expenses increased $324,000 and income tax expense decreased $130,600.  Net income was significantly impacted as the result of realized losses on securities transactions and declines in the market value of the trading asset.  Realized losses on securities transactions were $27,800 while the mark to market of the trading asset resulted in a charge to earnings of $199,400.

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

	As of and for the years Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands except per share data)
Summary of Operating Results:

Total interest income	4,876	5,440	5,501	4,296	3,757
Total interest expense	1,948	2,526	2,410	1,788	1,603
Net interest income	2,928	2,914	3,092	2,508	2,154

Provision for possible loan losses	117	185	130	174	130

Net interest income after provision for loan loss	2,811	2,729	2,962	2,333	2,024

Total other income	1,805	1,496	1,445	1,254	1,152
Total other expense	3,754	3,633	3,309	2,986	2,585

Income (loss) before taxes	863	592	1,098	601	591
Provision for income tax	354	231	362	147	127

Net income (loss)	509	361	736	454	464

Per Common Share Data:

Basic Earnings
Income before extraordinary item(1)	0.34	0.25	0.50	0.32	0.28
Extraordinary Item(1)	—	—	—	—	0.04
Net Income(1)	0.34	0.25	0.50	0.32	0.32

Diluted Earnings
Income before extraordinary item(2)	0.29	0.21	0.44	0.27	0.24
Extraordinary Item(2)	—	—	—	—	0.04
Net Income(2)	0.29	0.21	0.44	0.27	0.28

Book value, end of period	3.77	3.48	3.29	2.70	2.44
Avg shares outstanding(3)	1,483,493	1,469,489	1,479,520	1,422,287	1,409,223

Balance Sheet Data:

Total loans, net of unearned income(4)	60,257	52,562	43,251	39,217	28,250
Total assets	86,279	79,735	83,872	65,214	51,103
Total deposits	67,616	68,332	72,218	55,563	42,852
Stockholders’ equity	5,639	5,087	4,861	3,993	3,435

Selected Financial Ratios(5):

Return on average assets	0.63%	0.48%	1.06%	0.80%	0.97%
Return on average stockholders’ equity	10.49%	7.87%	16.95%	12.37%	14.43%
Net interest spread	3.64%	3.68%	4.73%	3.88%	4.45%

Net interest margin	4.19%	4.50%	5.59%	4.60%	5.20%

Avg shareholders’ equity to average assets	5.99%	6.09%	6.23%	6.48%	6.73%

Primary capital to assets at end of period	7.22%	6.73%	6.32%	6.70%	7.32%

Total loans to total deposits at end of period	90.06%	76.92%	59.88%	70.58%	65.92%

Allowance to total loans at end of period	1.04%	1.06%	1.05%	1.01%	1.18%

Nonperforming loans to total loans at end of period	0.06%	0.70%	0.03%	0.48%	0.25%

Net charge-offs to average loans	0.08%	0.18%	0.15%	0.32%	0.23%

(1)   Primary earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock during the year.  The weighted average number of shares used for this computation was 1,483,493, for 2002, 1,469,489 for 2001, 1,479,520 for 2000, 1,422,287 for 1999 and 1,409,223 for 1998.

(2)   Fully diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include employee stock options.  The weighted average number of shares used for this computation was 1,744,082, 1,701,827, 1,705,258, 1,702,585 and 1,682,401 in 2002, 2001, 2000, 1999 and 1998, respectively.

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

	Years Ended December 31,			Increase (Decrease) From Prior Year
	2002	2001	2000	2002/2001		2001/2000
				Amt	%	Amt	%
			(Dollars in thousands)
Interest Income	4,876	5,440	5,501	(564)	(10.36)	(62)	(1.12)
Interest Expense	1,948	2,526	2,410	(578)	(22.88)	116	4.82

Net Interest Income	2,928	2,914	3,092	14	0.49	(178)	(5.75)

Net interest income increased $14,200 (0.49%) from 2001 to 2002.  Average interest bearing assets increased 6.76%, while the average rate earned decreased 132 basis points, resulting in a decrease of $563,800 in total interest income.  Interest expense decreased $578,000 the result of a 8.13% increase in average interest bearing liabilities and a decrease of 494 basis points in the average rate paid.

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

The following table shows the components of the Bank’s net interest income, setting forth, for each of the three years ended December 31, 2002, 2001 and 2000 (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v) the net interest yield on average interest-earning assets (i. e., net interest income divided by average interest-earning assets).  Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on non-taxable securities of $16,500 and $253,700 in 2001 and 2000 respectively.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

	2002			2001			2000
	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate

				(Dollars in thousands)
Interest Earning Assets:
Int-bearing deposits at other banks	88	3	3.30	178	12	6.99	164	10	6.36
Invest securities - Taxable	7,490	387	5.17	7,444	469	6.30	5,553	396	7.12
Invest securities - Non-Taxable	0	0	N/A	377	25	6.65	9,325	746	8.00
Federal funds sold	7,063	115	1.63	10,310	363	3.52	4,776	303	6.35

Total investments	14,641	505	3.45	18,308	870	4.75	19,818	1455	7.34

Loans
Construction	2,870	272	9.46	2,209	227	10.29	3,147	329	10.45
Real estate	37,729	2,846	7.54	31,258	2,805	8.97	25,211	2,451	9.72
Installment	704	57	8.12	767	90	11.67	511	68	13.30
Commercial	15,454	1,191	7.71	14,335	1,454	10.15	12,643	1,451	11.48

Total loans	56,758	4,365	7.69	48,570	4,576	9.42	41,512	4,299	10.36

Total Interest earning assets	71,399	4,870	6.82	66,878	5,446	8.14	61,330	5,754	9.38

Interest Bearing Liabilities:
Int-bearing demand	10,960	73	0.67	9,422	93	0.99	8,917	89	1.00
Money market savings	2,021	21	1.04	1,328	22	1.66	1,428	26	1.84
Savings deposits	4,199	54	1.29	3,885	71	1.82	3,185	63	1.98
Time deposits >$100M	16,059	610	3.80	15,216	833	5.47	13,019	764	5.87
Time deposits <$100M	20,371	815	4.00	20,263	1,126	5.56	19,049	1,105	5.80
Other Borrowing	5,402	306	5.67	4,460	293	6.56	4,402	280	6.36

Total interest bearing liabilities	59,012	1,880	3.19	54,574	2,437	4.47	49,998	2,328	4.66

Net interest income		2,990			3,009			3,426
Net interest spread			3.64			3.68			4.73
Net yield on interest earning assets			4.19			4.50			5.59

	2002 vs 2001			2001 vs 2000
	Increase(Decrease) Due to changes			Increase(Decrease) Due to Changes
	Avg Volume	Avg Rate	Total	Avg Volume	Avg Rate	Total
			(Dollars in thousands)
Interest Earning Assets:
Int-bearing deposits at other banks	(6)	(3)	(9)	1	1	2
Invest securities - Taxable	3	(85)	(82)	135	(61)	74
Invest securities - Non-Taxable	(25)	0	(25)	(716)	(5)	(721)
Federal funds sold	(114)	(134)	(249)	352	(292)	60

Total investments	(143)	(222)	(365)	(228)	(357)	(585)

Loans
Construction	68	(24)	44	(98)	(4)	(102)
Real estate	581	(540)	41	588	(234)	354
Installment	(7)	(25)	(32)	34	(12)	22
Commercial	114	(377)	(264)	194	(191)	3

Total loans	755	(966)	(211)	718	(441)	277

Total Interest Earning Assets	612	(1188)	(576)	490	(798)	(308)

Interest Bearing Deposits:

Int-bearing demand	15	(35)	(20)	5	(1)	4
Money market savings	11	(12)	(1)	(2)	(2)	(4)
Savings deposits	6	(22)	(16)	14	(6)	8
Time deposits >$100M	46	(269)	(223)	129	(60)	69
Time deposits <$100M	6	(317)	(311)	70	(50)	20
Other Borrowing	62	(48)	14	4	9	13
Total interest bearing deposits	146	(703)	(557)	220	(110)	110
Net change in net interest	466	(485)	(19)	270	(688)	(418)

Provision and Allowance for Loan Losses

The provision for loan losses is an expense charged against operating income and added to the allowance for loan losses.  The allowance for loan losses represents amounts which have been set aside for the specific purpose of absorbing losses which may occur in the Bank’s loan portfolio.

The allowance for loan losses reflects management’s ongoing evaluation of the risks inherent in the loan portfolio both generally and with respect to specific loans, the state of the economy, and the level of net loan losses experienced in the past.  Management and the Board of Directors review the results of the State Banking Department and FDIC examinations, independent accountants’ observations, and the Bank ‘s internal review as additional indicators to determine if the amount in the allowance for loan losses is adequate to protect against estimated future losses.  It is the Bank ‘s current practice, which could change in accordance with the factors mentioned above, to maintain an allowance which is at least equal to the sum of the following percentage of loan balances by loan category.

Loan Category	Reserve %

Classified Loans:
Loans classified loss	100.00%
Loans classified doubtful	50.00%
Loans classified substandard
Real Estate Secured	5.00%
Non Real Estate Secured	20.00%

Unclassified Loans:
Real Estate - Loan to value 80% or less	0.10%
Real Estate - Loan to value over 80%	0.70%
Real Estate - Construction	0.15%
Loans to Individuals	2.00%
Commercial	2.00%
SBA Loans – Unguaranteed portion	2.00%
Unfunded Loan Commitments	.25%
Concentration Risk Factor – Real Estate	.10%
Economic Risk Factor	.25%
SBA Loans - Guaranteed portion	0.00%
Cash Secured Loans	0.00%

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors.  At the end of 2002, 2001 and 2000, the Bank’s allowance stood at 1.04 percent, 1.06 percent, and 1.05 percent of gross loans, respectively.  Provisions were made to the allowance for loan losses in 2002, 2001 and 2000 of  $117,000, $185,000, and $130,000, respectively.  Loans charged off totaled $59,700 in 2002, $88,900 in 2001, and $68,900 in 2000.  Recoveries for these same periods were $13,300, $1,800, and $7,400.

The Bank’s non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans were .06 percent .70 percent and .03 percent as of the end of 2002, 2001 and 2000, respectively.

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

Non-Interest Income

The following table presents a summary of the Bank’s non-interest income:

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Service charges on deposit accounts	508	494	418
Other service charges, commissions commissions and fees	771	489	633
Income from sales and servicing of SBA loans	526	513	394
Total non-interest Income	1,805	1,496	1,445

Total non-interest income increased $309,400 (20.69%) in 2002 when compared with 2001. Service charges on deposit accounts increased $14,100, income from sales and servicing of SBA loans increased $13,300 and other service charges, commissions and fees increased $282,000.

Total non-interest income increased $50,400 (3.48%) in 2001 when compared with 2000. Service charges on deposit accounts increased $76,000, income from sales and servicing of SBA loans increased $118,700; while other service charges, commissions and fees decreased $80,400.  Merchant credit card processing income increased by $64,400 during 2001 compared to 2000.

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

The following table presents a summary of the activity in SBA loans for the years ended 2002, 2001 and 2000:

	2002	2001	2000

SBA loans authorized	$5,916,900	$5,141,000	$8,125,000
SBA loans sold	$4,689,300	$5,264,300	$4,205,300

Summary of Income from sales and
Servicing of SBA Loans

	2002	2001	2000
Income from premium	$332,800	$363,800	$245,000
Income from servicing	193,200	148,900	150,000
Less loan origination expense	0	0	(1,000)
Total income from sales and servicing of SBA loans	$526,000	$512,700	$394,000

Non-Interest Expense

The following table presents a summary of the Bank’s other non-interest expense:

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Salaries and benefits	2,201	2,153	1,927
Occupancy and equipment expense	372	326	304
Professional fees	84	107	91
Data Processing	364	244	249
Other expenses	733	803	737
Total other Expenses	3,754	3,633	3,309

Salary expense increased $47,000 in 2002 as the result of adding a business development officer and three full time equivalent positions to staff the new Carmel-By-The-Sea Branch; these increased were partially offset by not replacing the President when he left the Bank in February. Salary expense increased $226,800 in 2001 as a result of the addition of an individual as President, employee merit increases and bonus payments. Salary expense increased $184,800 in 2000 as a result of the addition of three full time equivalent staff positions, merit increases and bonus payments.

Occupancy and equipment expenses increased $46,000 in 2002, due primarily to expenses related to opening the Carmel-By-The-Sea Branch.  Occupancy and equipment expenses increased $21,900 in 2001, with increases of $15,100 in rent expense, $4,000 in depreciation, property taxes $17,600 while utilities decreased $3,700 and repair and maintenance decreased $10,000.  Occupancy and equipment expenses increased $7,300 in 2000 due to additional premises rental expense.  Occupancy and equipment expenses increased $15,600 in 1999, with increases of $10,400 in premises rent, $3,900 in depreciation and $3,700 in equipment rental; while utilities decreased $3,000 and net merchant terminal expense decreased $4,600.

Data processing expense increased $120,100 in 2002 due to expense associated with the development of an internet website, software license fees for an information management reporting program and increased numbers of accounts and transaction activity.  Data processing expense decreased $5,200 in 2001.  Data processing expense increased $47,100 in 2000 as the result of increases in the number of accounts and transaction volumes and the implementation of a debit card program.

In 2002 professional fees decreased $22,400 with accounting fees increasing $7,100, while legal fees decreased $29,600.  In 2001 professional fees increased $15,600 with accounting and audit fees increasing $2,300 and legal fees increasing $13,300.  In 2000 professional fees increased $17,100 due to accounting fees related to the quarterly review of the Company’s Form 10-QSB filings and third party loan reviews.

Other expenses for 2002 totaled $732,600 compared with $802,500 in 2001, and decrease of $69,900.  Significant changes occurred in the following categories with increases ATM expense $4,300, business development $5,200, director fees $3,100, insurance expense $26,000, prepaid card expense $5,200, messenger & freight $20,100, stationary/supply expense $11,500 and telephone expense $5,200; while decreases occurred in auto allowance/expense $8,300, security $15,600, collections expense $24,400, miscellaneous expense $8,900, postage $13,300, donations $10,900, entertainment/meals $3,800, FDIC & State assessments $5,800, loan expense $3,800,  operations losses $55,200, postage $13,300 and bank security $15,600.

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

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2002	2001	2000
Current tax provision:
Federal	$216,400	$228,300	$168,000
State	81,300	82,900	115,600
	297,700	311,200	283,600
Deferred tax provision (benefit):
Federal	45,000	(63,900)	63,400
State	11,300	(16,000)	14,900
	56,300	(79,900)	78,300
	$354,000	$231,300	$361,900

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2002	2001	2000
Statutory federal tax rate	34.00%	34.00%	34.00%
State taxes, net of federal tax benefit	7.20	7.20	7.20
Other, net	(0.16)	(2.20)	(8.25)
Effective tax rates	41.04%	39.00%	32.95%

In addition, the Corporation has applied all unused general business tax credit carryforwards for financial reporting and income tax purposes.

The components of the net deferred tax asset, included in other assets, are as follows:

	2002	2001
Deferred tax asset
Federal	$217,700	$262,900
State	61,000	68,000
Net deferred tax asset	$278,700	$330,900

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

	2002	2001
Deferred tax asset (liabilities)
Investments:
Net unrealized (gain) loss on securities	$66,300	$103,800
State franchise tax	48,400	51,300
Allowance for loan losses	236,500	209,300
Depreciation	(72,500)	(33,500)
Net deferred tax asset	$278,700	$330,900

As of December 31, 2002 and 2001, management expects all temporary differences to be offset against future taxable income, and no valuation reserve was deemed necessary.

LOANS

Loans, the largest component of earning assets, represented 79.49% of average earning assets, and 75.49% of average total assets during 2002, compared with 69.93% and 72.62%, respectively during 2001.  In 2002, average loans increased 16.86% from $48,569,600 in 2001 to $56,757,700.  Average real estate loans increased $6,470,900 (20.70%), average construction loans decreased $661,000 (29.92%) and average commercial loans increased $1,119,100 (7.81%); while average installment loans decreased $62,900 (8.20%).

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

The following table presents the composition of the loan portfolio, including loans held for sale, at December 31 for the last five years.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Commercial and industrial	14,432	14,469	12,988	11,441	12,084
Real estate, construction	4,066	1,896	2,314	3,459	356
Real estate, mortgage	42,000	36,010	27,802	23,788	15,294
Installment	462	703	518	435	390
Government guaranteed loans purchased	63	130	139	145	159
	61,024	53,207	43,760	39,267	28,282
Less:
Allowance for possible loan losses	(637)	(566)	(468)	(400)	(336)
Deferred origination fees, net	(130)	(79)	(41)	(49)	(32)
Net Loans	60,257	52,562	43,251	38,817	27,914

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

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”):

	As of December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Accruing,
past due 90 days or more:

Real Estate	0	0	0	63	63
Commercial	0	0	0	0	0
Installment	0	0	0	0	0
Total accruing	0	0	0	63	63

Nonaccrual Loans:

Real Estate	0	320	0	0	0
Commercial	24	50	15	125	57
Installment	10	0	0	0	0
Total nonaccrual	34	370	15	125	57

Total nonperforming	34	370	15	188	120

Total loans end of period	61,024	53,207	43,760	39,267	28,282

Ratio of nonperforming loans to total loans at end of period	0.06%	0.70%	0.03%	0.48%	0.42%

The low level of non-performing loans is the result of underwriting criteria intended to be conservative, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel).  The Bank does not have any foreign loans or loans for highly leveraged transactions.

Summary of Loan Loss Experience

	For the Years ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Average loans outstanding	56,758	48,570	41,512	34,115	27,414

Allowance, beginning of period	566	468	400	336	269

Loans charged off during period:
Commercial	58	80	67	128	69
Installment	1	9	2	0	5
Real Estate	1	0	0	0	2
Other	0	0	0	1	0
Total charge offs	60	89	69	129	75

Recoveries during period:
Commercial	13	1	7	13	12
Installment	0	1	0	5	1
Other	0	0	0	0	0
Total recoveries	13	2	7	18	13

Net Loans charged off during the period	46	87	62	111	63

Additions to allowance for possible loan losses	117	185	130	174	130

Allowance, end of period	637	566	468	400	336

Ratio of net loans charged off to average Loans outstanding during the period	0.08%	0.18%	0.15%	0.32%	0.23%

Ratio of allowance to total at end of period	1.04%	1.06%	1.05%	1.01%	1.18%

Funding Sources

Average deposits increased 6.43% to $68,093,900 in 2002 from $63,979,700 in 2001.  In 2002 average certificates of deposit increased 2.68%, average demand deposits increased 4.46% and average interest checking, money market and savings accounts as a group increased 17.39%.  Average certificates of deposit represented 53.50% of average deposits in 2002 compared with 55.45% in 2001.  Average interest checking, money market and savings accounts as a group were

25.23% of average deposits in 2002 compared with 22.87% in 2001.  Average demand deposits represented 21.67% of average deposits in 2002 compared with 21.67% in 2001.

The Corporation borrowed $1,000,000 on an unsecured basis from United Security Bank, Fresno, California on June 28, 2001.  The rate of interest is the United Security Bank Reference Rate (the “Index”) plus .750 percentage points over the Index.  The note requires monthly interest payments beginning August 5, 2001 and quarterly principal and interest payments beginning October 5, 2002 through April 5, 2011 and a final payment of principal and interest on July 5, 2011. The proceeds from the borrowing were used to payoff an $800,000 term loan and to pay down the $200,000 line of credit with Pacific Coast Bankers’ Bank.  The Corporation renewed the $200,000 revolving line of credit for one year, with interest due monthly.  The credit line is secured by 93,069 shares of Monterey County Bank stock.  The rate of interest on the credit line is the prime rate as published in the Wall Street Journal (the “Index”) plus .750 percentage points over the Index, with floor rate of 6.50%.  At December 31, 2002, the interest rate on the term note was 5.00% and the interest rate on the line of credit was 6.50%.  The outstanding principal balances on the term note and line of credit were $972,200 and $200,000, respectively.

The Bank has lines of credit from the Federal Home Loan Bank of San Francisco and Pacific Coast Bankers’ Bank with maximum borrowing limits on December 31, 2002 of $6,898,200 and $2,500,000, respectively.  The Federal Home Loan Bank line of credit is secured by certain of the Bank’s real estate secured loans and securities at December 31, 2002 the total principal balances of pledged loans was $12,840,400 and securities of $4,553,300.  The following table provides information on seven (7) advances totaling $10,750,000 outstanding at December 31, 2002.

Advance Amount	Interest Rate	Funding Date	Maturity Date
1,000,000	4.83%	10/6/1998	10/6/2003
1,000,000	6.81%	6/3/1997	6/3/2004
1,000,000	6.86%	8/10/2000	8/10/2005
2,750,000	3.44%	9/27/2002	9/27/2007
2,750,000	3.44%	9/27/2002	9/27/2007
100,000	2.89%	10/29/2002	10/31/2005
3,900,000	2.83%	10/29/2002	10/31/2005

The Pacific Coast Bankers’ Bank line of credit is unsecured.  The Bank did not utilize any overnight borrowings in 2002, 2001 or 2000.

Loan Guarantee

The Corporation guaranteed a loan for Community Bankers’ Insurance Agency, LLC.  The Corporation’s liability under the guarantee agreement, which matured September 14, 2002, is limited to $20,000.  The loan for Community Bankers’ Insurance Agency, LLC was paid off September 14, 2002; therefore the Corporation has no further liability under the guarantee agreement.

Capital Resources

The Corporation maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends.  At December 31, 2002, stockholders’ equity was $5,638,900 versus $5,086,900 at December 31, 2001.  The Corporation issued 10% stock dividends in 2002, 2001 and 2000.  The Bank paid cash dividends totaling $75,000, $200,000, and $100,000, to the Corporation in 2002, 2001 and 2000, respectively.

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

In general, the risk-based capital guidelines provide detailed definitions of which obligations will be treated as capital, and assign different weights to various assets and off-balance sheet items, depending upon the perceived degree of credit risk associated with each asset.  Each asset is assigned to one of four risk-weighted categories.  For example, 0 percent for cash and unconditionally guaranteed government securities; 20 percent for deposits with other banks and fed funds; 50 percent for state bonds and certain residential real estate loans; and 100 percent for commercial loans and other assets.  Capital is categorized as either Tier 1 capital, consisting of common stock and retained earnings (or deficit), or Tier 2 capital, which includes limited-life preferred stock and allowance for loan losses (subject to certain limitations).  The guidelines also define and set minimum capital requirements (risk-based capital ratios), which increased over a transition period, ended December 31, 1992.  Under the final 1992 rules, all banks were required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 capital ratio of 9.40% and 9.32% at December 31, 2002 and 2001, respectively, and a total risk-based capital ratio of 10.24% and 10.24% at December 31, 2002 and 2001, respectively.

The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill.  The Bank had a leverage capital ratio of 7.24% and 7.52% at December 31, 2002 and 2001, respectively.

The Company is in the process of establishing a Delaware statutory trust for sole purpose of issuing trust preferred stock for sale into a trust preferred pool with Bear, Stearns & Co. Inc acting as Placement Agent.  The trust preferred stock will be treated as Tier 1 capital for the Company; since it will have a thirty (30) year maturity, is deeply subordinated to other debt, is not callable in less than five (5) years and provides for deferral of interest payments for up to sixty (60) months in certain circumstances.  The trust preferred stock will bear interest at the average three month LIBOR rate plus 3.25% and will adjust quarterly.  The cost, approximately $115,800, associated with the trust preferred stock issuance will be amortized over thirty (30) year term.  The Company anticipates the transaction will be completed in the first quarter of 2003.

Liquidity

Liquidity represents a bank’s ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs.  For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings.  In addition, the Bank has lines of credit from the Federal Home Loan Bank of San Francisco of approximately $11,563,600 and a $2,500,000 federal funds line of credit with the Pacific Coast Bankers’ Bank to meet temporary liquidity requirements.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets (“primary liquidity”), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  In addition, it seeks to generally limit loans to not more than 90 percent of deposits.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s primary liquidity at December 31, 2002, 2001 and 2000 was 22.22 percent, 25.79 percent, and 27.88 percent respectively, while its average loan to deposit ratio for such years was 83.35 percent, 75.91 percent and 70.09 percent respectively.  On December 29, 2000the Bank received wire transfers totaling $10,030,000 for credit to two demand deposit accounts.  These deposits were temporary in nature, remaining on deposit until January 12, 2001.  These temporary deposits inflated the Bank’s primary liquidity ratio, adjusting for these deposits the Bank’s primary liquidity ratio would have been 18.03%.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  At December 31, 2002 the affect of a 2% increase in the fed funds rate, expressed, as a percentage of equity was a positive 7.3%. At December 31, 2002 the fed funds target rate was 1.25%; therefore, the model assumed a 1% decrease in the fed funds rate resulting in negative affect on capital of 5.6% .

The Corporation’s sources of revenues and liquidity are the dividends, tax equalization payments or management fees from the Bank, gains on securities held in a trading account and the line of credit from the Pacific Coast Bankers’ Bank.  The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law.

Investment Securities

The Corporation maintains a trading account, at fair value, consisting of marketable securities.  At December 31, 2002 the account value was $82,200.  In addition the Corporation has a $25,000 investment in Mission Valley Bank stock and a $204,200 investment in AT Service LLC.  In 2001 the Corporation took a charge to earnings of $40,000 representing its investment in the Community Bank Insurance Agency, LLC.

The following table sets forth the book and market value of the Bank’s investment securities as of December 31, 2002 and 2001:

	INVESTMENT PORTFOLIO MIX
	(Dollars in thousands)
	2002		2001
	Book value	Market value	Book value	Market value
Available for sale:
Corporate Debt Securities	1,508	1,487	3,495	3,470
Government National Mortgage Association	4,560	4,553	—	—
U.S. Government Agencies	—	—	6,000	6,008
Total	6,068	6,040	9,495	9,478

Other Securities:
Federal Home Loan Bank Stock	541	541	286	286
Pacific Coast Bankers’ Bank Stock	440	440	440	440
Total	981	981	726	726

The following table summarizes the maturity of the Bank’s investment securities at December 31, 2002:

	INVESTMENT PORTFOLIO MATURITIES
	(Dollars in thousands)
	Available for Sale
	Amortized Cost	Fair Value
Due between one and five years	758,400	747,800
Due between five and ten years	—	—
Over ten years	5,309,900	5,292,000
	6,068,300	6,039,800

ITEM 7. FINANCIAL STATEMENTS

The following consolidated financial statements included in the Consolidated Financial Report issued by Hutchinson and Bloodgood LLP, Certified Public Accountants at the pages indicated are incorporated herein by reference:

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

The Company had no disagreements with its independent accountants on any matter of accounting principles, practices or financial statement disclosure during 2002, 2001 or 2000.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The name, age, title and five-year business background of each director, executive officers and significant employees of the Corporation (including the Bank) as of December 31, 2002, are as follows:

Name & Position with Bank	Age	Principal Occupation During Past Five Years

Charles T. Chrietzberg, Jr. Director since 1985, Chairman of the Board & Chief Executive Officer	61	Chairman of the Board & Chief Executive Officer Monterey County Bank since 3/87

Sandra G. Chrietzberg Director, 1988 to 1994 and since 1995	59	Formerly President and CEO Queen of Chardonnay, Inc., dba La Reina Winery 8/84-12/93

Peter J. Coniglio, Esq. Director since 1976	73	Partner - Hudson, Martin, Ferrante & Street, Monterey

Carla S. Hudson, CPA Director since 1994	49	Partner - Huey and Hudson, Certified Public Accountants

John M. Lotz Director since 1991	61	Chairman, Chief Executive Officer & President The Monterey Bay Aviation Institute Inc dba DelMonte Aviation. President and Chief Executive Officer, of Couroc of Monterey 1996-2001.

Bruce N. Warner Executive Vice President, Chief Financial Officer and Chief Operating Officer	55

Executive Vice President, Chief Financial Officer and Chief Operating Officer of Monterey County Bank since 2002; Senior Vice President, Chief Financial Officer and Chief Operating Officer of Monterey County Bank since 1993-2002.

Andre G. Herrera Vice President	38

Vice President, Chief Information Officer 11/01. Vice President, Corporate Secretary of Northern California Bancorp, Inc. and Corporate Secretary of Monterey County Bank since 1996–2001; Vice President, Manager Management Information Systems and Merchant Services since 2/94.

Mary Ellen Stanton Senior Vice President	65	Senior Vice President, Loan Administration, Monterey County Since 10/98.
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

Based solely upon a review of the relevant forms furnished to the Bank and the Corporation, except as disclosed below, the Corporation believes that all officers, directors and principal shareholders filed appropriate forms as required by Section 16(a) of the Exchange Act, and related regulations, during 2002.

ITEM 10. EXECUTIVE COMPENSATION

The following tables sets forth certain information regarding the compensation paid to the officers of the Corporation/Bank whose salary and bonus exceeded $100,000 for 2001.

	Annual Compensation					Long Term Compensation Awards
Name & Principal Position	Salary		Bonus	Other Annual Compensation		Restricted Stock Awards	Securities Underlying Options/SARs	All Other Compensation

Charles T. Chrietzberg, Jr.	2002	$190,914	$161,000	$3,274	(1)	None	30,000	$0	(2)
Chairman & CEO	2001	$181,296	$160,800	$3,420	(1)	None	None	$572	(2)
	2000	$187,713	$160,000	$2,670	(1)	None	10,000	$11,541	(2)

Bruce N. Warner	2002	$99,379	$26,605	None		None	10,000	None
Senior Vice President,	2001	$90,773	$23,400	None		None	None	None
Chief Financial Officer	2000	$86,461	$49,317	None		None	7,000	None
Chief Operating Officer

Andre G. Herrera	2002	$99,405	$18,459	None		None	2,000	None
Vice President,	2001	$94,110	$6,571	None		None	None	None
Chief Information Officer	2000	$94,606	$19,726	None		None	5,000	None

(1)                                  Represents personal use of company automobile.

(2)                                  Represents the expense accrued in the Salary Continuation Plan net of earnings on life insurance policies as more fully described in the Long Term Incentive Plan Table.

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

The Board of Directors authorized the Bank to enter into a three year employment contract with Mr. Chrietzberg, effective January 1, 2003.  It provides for a base salary of $180,000 per year, a Bank furnished automobile or automobile allowance, and a bonus based on profits.  The bonus, not to exceed $220,000 annually, will equal $10,000 for each 0.1 percent that the Bank’s profits exceed 1.0 percent return on average assets plus $10,000 for each 1 percent that the Bank’s return on equity exceeds 10.0 percent.  Under the terms of the contract, if Mr. Chrietzberg is terminated other than for cause (as defined in the contract), he is entitled to severance compensation for his monthly salary plus a pro rated incentive bonus for the greater of 24 months or the remaining term of his contract (which ends in December, 2005); however, if the termination follows within twelve (12) months after a change in control transaction (as defined in the contract), he is entitled to such severance compensation for the greater of 24 months or the remainder of the term of the contract.

The following tables set forth certain information regarding the long term incentive plan provided for Mr. Chrietzberg.

Name	Number of Shares, Units or Other Rights (#)	Performannce or Other Period Until Maturation or Payment	Estimated Future Payouts under Non-Stock Price-Based Plans
			Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)
Charles T. Chrietzberg, Jr	Salary Continuation Agreement	Retirement at age 65, subject to provisions for earlier payout described below	None	None	90,000/yr lifetime.

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

The Bank’s obligations under the Salary Continuation Agreement are not secured by any segregated amounts, but are informally funded by the purchase of single-premium life insurance policies.  The salary continuation expense accrued net of earnings on life insurance policies in 2002, 2001 and 2000 was $0, $600, and $11,500, respectively.  Based upon the current projected earnings of the insurance used to informally fund the Bank’s obligations under the Agreement, and the anticipated salary continuation expense to be booked, net of tax benefits, the Bank anticipates (based upon current tax laws and assumptions regarding the yield on alternative investment(s) that the cost of the benefits to be provided under the agreement will not have a material adverse impact on the Bank’s net income after taxes in the future, although no assurance can be given in this regard.  The Surviving Income Agreement was terminated upon adoption of the amended Salary Continuation Agreement.

The following table sets forth certain information concerning the grant of stock options under the Corporation’s’ 1998 Amended Stock Option Plan to the named executive officer during the year ended December 31, 2002.

Option/SAR Grants in Last fiscal Year

Name	Number of Securities Underlying Options/Sars granted (#)	Percent of total options/ SARs granted to employees in fiscal year	Exercise or base price ($/Sh)	Expiration date
Charles T. Chrietzberg, Jr.	30,000	45.45%	3.30	2/23/07
Bruce N. Warner	10,000	15.15%	3.00	2/23/07

The following table sets forth the number of shares of Common Stock acquired by each of the named executive officers upon exercise of stock options during 2002, the net value realized upon exercise, the number of shares of Common Stock represented by outstanding stock options held by each of the named executive officers as of December 31, 2002 and the value of such options based on the last transaction in 2002, which the Corporation has knowledge of, and certain information concerning unexercised options under the 1998 Amended Stock Option Plan.

Aggregated Option/Sar Exercises in Last Fiscal Year
and FY-End Options/Sar Values

	Shares Acquired on	Value	Number of Unexercised Options/SARs at FY-End(#)		Value of Unexercised in-the-Money Options/SARs at FY-End ($)
Name	Exercise (#)	Received ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Charles T. Chrietzberg, Jr.	None	None	86,573	None	52,719	None
Bruce N. Warner	14,641	16,423	28,370	None	19,110	None

In 2002, each director received a standard fee of $500 per regular board meeting attended and $150 for each committee meeting attended.  The Chair of the Audit Committee received a fee of $300 for each committee meeting attended.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the knowledge of the management of the Company, the following shareholders own more than five percent (5%) of the outstanding common stock of the Company, its only class of voting securities.

Name and Address	Amount and Nature of Beneficial Ownership		Percent of Class
Charles T. Chrietzberg, Jr.	673,876	(1)	42.64
P.O. Box 1344
Carmel, CA 93921

David S. Lewis, Trust	153,863		10.30
30500 Aurora del Mar
Carmel, CA 93923

(1)              Includes 86,573 shares subject to employee stock options and 18,416 shares held beneficially for Mr. Chrietzberg and Mrs. Chrietzberg in Individual Retirement Accounts where voting power is shared with the custodian of the account.  316,000 shares of the Common Stock owned by Mr. Chrietzberg are pledged to secure a loan from an unaffiliated bank.

The following table sets forth similar information regarding the beneficial ownership, both by numerical holding and percentage interest of each of the Company’s directors and all of its directors and executive officers as a group.  All addresses are in care of the Corporation at 601 Munras Ave. Monterey, CA  93940.

Name	Amount and Nature of Beneficial Ownership		Percent of Class	Shares Subject to Purchase Options	Percent of Class without Option Shares
Charles T. Chrietzberg, Jr.	673,876	(1)(2)(3)	42.64%	86,573	39.32%
Sandra G. Chrietzberg	673,876	(2)(3)	42.64%	86,573	39.32%
Peter J. Coniglio	75,355	(4)(5)	4.96%	24,267	3.42%
Carla S. Hudson	34,898	(6)	2.29%	28,293	0.44
John M. Lotz	5,500		0.37%	5,500	0.00%
All Directors and Executive Officers as a group	863,393	(7)	51.80	173,003%	46.58%

(1)                  Includes 86,573 shares subject to his employee stock options.  316,000 shares of the Common Stock owned by Mr. Chrietzberg are pledged to secure a loan from an unaffiliated bank. Should he default under such credit, the shares could be acquired by the lender, or sold pursuant to applicable terms of the Uniform Commercial Code, in a transaction that could result in a change of control of the Corporation.  Such transaction may require approval under provisions of Federal and California change in bank control laws.

(2)       The shares include an aggregate of 18,416 shares held beneficially by Mr. Chrietzberg and Mrs. Chrietzberg in Individual Retirement Accounts, where voting power is also shared with the custodian of the account.

(3)       Includes shares of spouse pursuant to California’s community property laws.

(4)       Sole voting power.

(5)       Includes 24,267 shares subject to the respective director’s stock options.  Of the remaining shares 16,105 are held by Mr. Coniglio, 26,530 are held in a family trust controlled by Mr. Coniglio, as to which he has sole voting and investment power, while 8,453 shares are held by Hudson, Martin, Ferrante & Street, a partnership of which Mr. Coniglio is the managing partner, with voting and investment power.

(6)       Includes 28,293 shares subject to the respective director’s stock options.  The remaining shares are held jointly with family members, other than 1,610 shares held in a corporate pension, as to which Ms. Hudson has voting and investment power.

(7)                      Includes 73,764 shares held by an executive officer who is not also a director, 28,370 shares are subject to employee stock options.

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

	Maximum			Outstanding as of December 31, 2002
Name	Amount		Percent of Equity Capital	Amount		Percent of Equity Capital
Peter J. Coniglio	1,166,600	(1)	21.47%	1,162,700	(1)	20.62%
John M. Lotz	27,500		0.49%	26,868		0.47%

Directors, Principal
Shareholder, and Officers
as a Group (6 in number)	1,192,900		21.95%	1,189,400		21.09%

(1)       Included in the extensions of credit to Mr. Coniglio is a loan to the Coniglio Family Partnership, which had an outstanding balance of  $1,084,700 on December 31, 2002.

Item 13. EXHIBITS AND REPORTS

A.  EXHIBITS

Item	Description
2

Plan of Merger and Merger Agreement, Monterey County Bank with Monterey County Merger Corporation un the Charter of Monterey County Bank under the Title of Monterey County Bank, joined in by Northern California Bancorp, Inc. dated November 1, 1995.

Filed as exhibit to Form 10KSB dated December 31, 1995.
3 (i)	Articles of Incorporation
Filed as exhibit to Form 10KSB dated December 31, 1995.
3 (ii)	Bylaws
Filed as exhibit to Form 10KSB dated December 31, 1995.
10 (i) D	(1) Lease agreement Carmel Branch Office
Filed as exhibit to Form 10KSB dated December 31, 1995.
(2) Lease agreement Carmel By The Sea Office
10 (ii) A	(1) Employment Contract of Charles T. Chrietzberg, Jr., dated January 1, 2003
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
(4) Amendment to the Salary Continuation Agreement Dated December 31, 1993
Filed as exhibit to Form 10KSB dated December 31, 1999.
(5) Life Insurance Endorsement Method Split Dollar Plan Agreement
Filed as exhibit to Form 10KSB dated December 31, 1999.
(6) Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement Dated January 5, 2000
Filed as exhibit to Form 10KSB dated December 31, 2001
(7) Amendment to the Life Insurance Endorsement Method Split Dollar Plan
Filed as exhibit to Form 10KSB dated December 31, 2001
(8) Amendment to the Salary Continuation Agreement Dated December 31, 1993.
Filed as exhibit to Form 10KSB dated December 31, 2001
11	Statement Reference Computation of Per Share Earnings
21	Subsidiaries

B.	REPORTS

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN CALIFORNIA BANCORP, INC.

Date:	March 20, 2003	By:	/s/	Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chief Executive Officer and President

Date:	March 20, 2003	By:	/s/	Bruce N. Warner
Bruce N. Warner
Chief Financial Officer
and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Charles T. Chrietzberg, Jr.		March 20, 2003
Charles T. Chrietzberg, Jr.
Director

/s/ Sandra G. Chrietzberg		March 20, 2003
Sandra G. Chrietzberg
Director

/s/ Peter J. Coniglio		March 20, 2003
Peter J. Coniglio
Director

/s/ Carla S. Hudson		March 20, 2003
Carla S. Hudson
Director

/s/ John M. Lotz		March 20, 2003
John M. Lotz
Director

CERTIFICATIONS

I, Charles T. Chrietzberg, Jr. certify that:

1.   I have read this annual report on Form 10-KSB of Northern California Bancorp, Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filling date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee or registrant’s board of directors ( or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003
/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chairman of the Board &
Chief Executive Officer

CERTIFICATIONS

I, Bruce N. Warner certify that:

1.   1. I have read this annual report on Form 10-KSB of Northern California Bancorp, Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

d)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

e)              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filling date of this annual report (the “Evaluation Date”); and

f)                presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee or registrant’s board of directors ( or persons performing the equivalent functions):

c)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003
/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer &
Principal Accounting Officer

CERTIFICATION UNDER SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

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

Date: March 20, 2003	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chief Executive Officer and President

Date: March 20, 2003	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and Principal Accounting Officer

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

December 31, 2002 and 2001

Independent Auditors’ Report

To the Board of Directors

Northern California Bancorp, Inc.

Monterey, California

We have audited the accompanying consolidated balance sheets of Northern California Bancorp, Inc. and its wholly owned subsidiary, Monterey County Bank, as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern California Bancorp, Inc. and its wholly owned subsidiary, as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

February 26, 2003

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001
ASSETS

Cash and due from banks (Note 2)	$13,017,100	$11,392,900
Time deposits with other financial institutions	—	100,000
Trading assets (Note 3)	82,200	173,000
Securities available for sale (Note 4)	6,039,800	9,478,400
Other investments (Note 4)	1,210,500	950,600
Loans held for sale	982,500	605,600
Loans, net (Notes 6 and 15)	59,274,400	51,956,300
Bank premises and equipment, net (Note 7)	2,243,700	1,804,700
Cash surrender value of life insurance	2,160,400	2,000,700
Interest receivable and other assets	1,268,700	1,272,700

Total assets	$86,279,300	$79,734,900

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Non interest-bearing demand	$15,023,700	$14,525,800
Interest-bearing demand	12,653,400	12,014,500
Savings	4,667,900	3,849,000
Time	19,143,900	21,434,500
Time in denominations of $100,000 or more	16,127,500	16,508,600

Total deposits	67,616,400	68,332,400

Short-term borrowing (Note 9)	200,000	200,000
Long-term debt (Note 9)	972,200	1,000,000
Federal Home Loan Bank borrowed funds (Note 10)	10,750,000	4,000,000
Interest payable and other liabilities	1,101,800	1,115,600

Total liabilities	80,640,400	74,648,000

Commitments and contingencies (Note 12)

Shareholders' equity (Notes 13 and 14)
Common stock, no stated par value, authorized: 2,500,000 shares, issued and outstanding: 1,493,816 shares in 2002 and 1,328,207 shares in 2001	4,500,400	4,040,600
Retained earnings	1,120,900	1,038,000
Accumulated other comprehensive income (Note 1)	17,600	8,300

Total shareholders' equity	5,638,900	5,086,900

Total liabilities and shareholders' equity	$86,279,300	$79,734,900

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000

Interest income
Loans	$4,365,300	$4,576,300	$4,284,800
Time deposits with other financial institutions	2,900	12,400	10,500
Investment securities	392,800	487,500	902,700
Federal funds sold	114,800	363,400	303,300
Total interest income	4,875,800	5,439,600	5,501,300

Interest expense
Interest-bearing transaction accounts	94,500	115,100	115,600
Savings and time deposit accounts	869,000	1,196,500	1,168,300
Time deposits in denominations of $100,000 or more	610,400	833,000	763,900
Notes payable and other	373,800	381,100	361,800
Total interest expense	1,947,700	2,525,700	2,409,600

Net interest income	2,928,100	2,913,900	3,091,700
Provision for loan losses (Note 6)	117,000	185,000	130,000
Net interest income, after provision for loan losses	2,811,100	2,728,900	2,961,700

Other income
Service charges on deposit accounts	508,100	494,000	418,000
Income from sales and servicing of Small
Business Administration loans (Note 5)	526,000	512,700	394,000
Other income	771,000	489,000	633,300
Total other income	1,805,100	1,495,700	1,445,300

Operating expense
Salaries and employee benefits	2,200,500	2,153,500	1,926,700
Occupancy and equipment expense	372,300	326,300	304,400
Professional fees	84,200	106,600	91,200
Data processing	364,000	243,900	249,100
Other general and administrative	732,600	802,500	737,400
Total operating expenses	3,753,600	3,632,800	3,308,800

Income before tax provision	862,600	591,800	1,098,200
Income tax provision (Note 11)	354,000	231,300	361,900

Net income	$508,600	$360,500	$736,300

Earnings per common share

Basic	$0.34	$0.25	$0.50

Diluted	$0.29	$0.21	$0.44

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years Ended December 31, 2002, 2001, and 2000

	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total

Balance at December 31, 1999	1,112,641	$3,395,400	$659,600	$(62,000)	$3,993,000

Comprehensive income:
Net income for the year	—	—	736,300	—	736,300
Change in net unrealized loss on securities and other assets net of tax effects	—	—	—	152,000	152,000
Total comprehensive income					888,300

10% common stock dividend	110,784	332,300	(332,900)	—	(600)
Repurchase of common stock	(3,754)	(11,000)	—	—	(11,000)
Repurchase of stock options	—	—	(8,400)	—	(8,400)

Balance at December 31, 2000	1,219,671	3,716,700	1,054,600	90,000	4,861,300

Comprehensive income:
Net income for the year	—	—	360,500	—	360,500
Change in net unrealized gain on securities and other assets net of tax effects	—	—	—	(81,700)	(81,700)
Total comprehensive income					278,800

10% common stock dividend	120,516	361,600	(362,300)	—	(700)
Repurchase of common stock	(11,980)	(37,700)	—	—	(37,700)
Repurchase of stock options	—	—	(14,800)	—	(14,800)

Balance at December 31, 2001	1,328,207	4,040,600	1,038,000	8,300	5,086,900

Comprehensive income:
Net income for the year	—	—	508,600	—	508,600
Change in net unrealized gain on securities and other assets net of tax effects	—	—	—	9,300	9,300
Total comprehensive income					517,900

10% common stock dividend	135,637	406,900	(407,400)	—	(500)
Repurchase of common stock	(774)	(2,300)	—	—	(2,300)
Exercise of stock options	30,746	55,200	—	—	55,200
Repurchase of stock options	—	—	(18,300)	—	(18,300)

Balance at December 31, 2002	1,493,816	$4,500,400	$1,120,900	$17,600	$5,638,900

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$508,600	$360,500	$736,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	120,700	121,000	126,900
Amortization of discounts on investment securities	(11,800)	3,800	(700)
Loss on sale of equipment	2,900	—	—
Provision for loan losses	117,000	185,000	130,000
Amortization of deferred servicing premium	—	—	7,400
Amortization of deferred gains on Small Business Administration loans	—	(1,500)	(1,600)
Increase (decrease) in trading assets	90,800	(5,000)	(33,000)
Increase (decrease) in other liabilities	147,000	209,500	(55,800)
Increase in other assets	(207,200)	(739,100)	(174,300)
(Increase) decrease in deferred tax asset	52,200	(140,000)	41,200
(Increase) decrease in interest payable	(160,800)	(10,800)	63,900
(Increase) decrease in interest receivable	(700)	291,400	(164,400)
Net cash provided by operating activities	658,700	274,800	675,900

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in time deposits	100,000	100,000	—
Proceeds from maturity of investment securities	15,310,900	32,908,600	6,246,500
Purchase of investments	(12,122,900)	(24,982,400)	(13,587,700)
Net increase in loans	(7,423,300)	(11,441,600)	(2,549,800)
(Increase) decrease in loans held for sale	(376,900)	1,943,900	(1,884,200)
Proceeds from sale of equipment	3,000	—	—
Additions to bank premises and equipment	(565,600)	(152,500)	(50,300)
Net cash used by investing activities	(5,074,800)	(1,624,000)	(11,825,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(716,000)	(3,885,900)	16,655,700
Proceeds from borrowings, net	6,750,000	—	1,124,900
Repayments of borrowings, net	(27,800)	(675,000)	—
Proceeds from exercise of stock options	55,200	—	—
Repurchase of common stock and stock options	(20,600)	(52,500)	(19,400)
Cash dividends paid on common stock	(500)	(700)	(600)
Net cash provided (used) by financing activities	6,040,300	(4,614,100)	17,760,600

Net increase (decrease) in cash and cash equivalents	1,624,200	(5,963,300)	6,611,000

CASH AND CASH EQUIVALENTS, BEGINNING	11,392,900	17,356,200	10,745,200

CASH AND CASH EQUIVALENTS, ENDING	$13,017,100	$11,392,900	$17,356,200

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000
OTHER CASH FLOW INFORMATION

Interest paid	$2,108,600	$2,536,700	$2,163,300

Income taxes paid	$363,000	$353,200	$325,200

The notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONDOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Northern California Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Monterey County Bank (the “Bank”).  All significant inter-company balances and transactions have been eliminated in consolidation.

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

Business

The Bank provides a variety of financial services to individuals and small businesses through its four offices on the Monterey Peninsula.  Its primary deposit products are demand and term certificate accounts.  Its primary lending products are residential, commercial, and Small Business Administration (SBA) loans.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, all of which mature within ninety days.

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

Investment Securities

Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and reflected at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income.  Other marketable securities are classified as “available for sale” and are reflected at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Gains and losses on disposition are generally recognized on the trade date, based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.  Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the securities.

Sales and Servicing of SBA Loans

The Bank originates loans to customers under the Small Business Administration (SBA) program that generally provides for SBA guarantees of 70% to 80% of each loan.  The Bank generally sells the guaranteed portion of each loan to a third party and retains only the non-guaranteed portion in its own portfolio.  A gain is recognized on these loans through collection on sale of a premium over the adjusted carrying value, or through retention of an ongoing rate differential, less a normal service fee between the rate paid by the borrower to the Bank and the rate paid by the Bank to the purchaser (excess servicing fee).  In calculating the gain, the Bank assumes that the loans sold will be outstanding for one-half of their contractual lives.

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

Loans Held for Sale

Loans held for sale consist of the portion of loans that are guaranteed by the SBA and are carried at the lower of cost or market.  Market value for loans guaranteed by the SBA is generally determined based on the price at which the loans were committed to be sold on the trade date.  Direct loan origination costs are recorded at settlement as an adjustment to gain or loss on sale.

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

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Substantially, all of the Bank’s loans that have been identified as impaired have been measured by the fair value of existing collateral.

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

Stock Option Plan

Under the Corporation’s Stock Option Plan, the Bank may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and it’s subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive Stock Options may be granted at prices not lower than 100% of the fair market value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  Non-qualified stock options may be granted at prices not lower than 85% of the fair market value of the common stock on the date of grant.  The Board of Directors is authorized to determine when options become exercisable within a period not extending 10 years from the date of grant.  Under the Plan, 379,071 shares of common stock have been reserved for the granting of these options.  At December 31, 2002, 243,130 options were outstanding.  During 2002, 81,000 options were granted.

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation –Transition and Disclosure,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock.  Stock options issued under the Corporation’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.

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

	2002	2001	2000
Net income:
As reported	$508,600	$360,500	$736,300
Pro forma	$471,300	$360,500	$712,400

Earnings per share:
Basic - as reported	$0.34	$0.25	$0.50
Basic - pro forma	$0.32	$0.25	$0.48

Diluted - as reported	$0.29	$0.21	$0.44
Diluted - pro forma	$0.27	$0.21	$0.42

The fair value of these options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for 2002 and 2000: risk-free interest rate of 4.5 percent; dividend yield of 0 percent; expected option life of 5.6 years; and volatility of 30 percent.

Earnings per share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method.  The weighted average number of shares used in the computation of basic earnings per share was 1,483,493 for 2002, 1,469,489 for 2001, and 1,479,520 for 2000.  The weighted average number of shares used in the computation of earnings per share assuming dilution of stock options was 1,744,082 for 2002, 1,701,827 for 2001, and 1,705,258 for 2000.  The 10% stock dividend was retroactively reflected in the 2001 and 2000 weighted shares.

Accounting Changes

The Corporation adopted SFAS No. 142, “Goodwill and Other Intangible Assets, effective January 1, 2002.  Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test.  Additionally, under SFAS No. 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life.  Branch acquisition transactions were outside the scope of SFAS No. 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS No. 142.  On October 31, 2002, the Corporation adopted SFAS No. 147, “Acquisitions of Certain Financial Institutions.”  This Statement amends (except for transactions between two or more mutual enterprises) previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of SFAS No. 141, “Business Combinations”, and SFAS No. 142 to branch acquisitions if such transactions meet the definition of a business combination.  This Statement amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to include in its scope core deposit intangibles of financial institutions.  Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions that are required for other long-lived assets that are held and used.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which provides for transition methods for companies electing to record compensation expense associated with stock options, as well as enhanced disclosures for companies that elect to retain the intrinsic value method of accounting as prescribed by APB No. 25.  The provisions of this Statement are effective for fiscal years ending after December 31, 2002.

The adoption of SFAS No. 141, 142, 147, and 148 did not have a material impact on the Corporation’s consolidated financial statements.

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

The components of other comprehensive income and related tax effects for the years ended December 31, are as follows:

	2002	2001	2000
Unrealized holding gains (losses) on available for sale securities and other assets, net	$16,900	$(194,600)	$277,900
Tax effect	(7,600)	112,900	(125,900)

Net-of-tax amount	$9,300	$(81,700)	$152,000

The components of accumulated other comprehensive income and related tax effects are as follows:

	2002	2001
Unrealized holding gains on available for sale securities and other assets, net	$32,000	$15,100
Tax effect	(14,400)	(6,800)

Net-of-tax amount	$17,600	$8,300

Advertising Costs

Advertising costs are charged to operations when incurred.

Reclassification

Certain amounts have been reclassified in the 2001 and 2000 financial statements to conform to the 2002 presentation.

Note 2. CASH AND DUE FROM BANKS

Aggregate reserves (in the form of cash and deposits with the Federal Reserve Bank) of $455,000 were maintained to satisfy federal regulatory requirements at December 31, 2002.

Note 3. TRADING ASSETS

At December 31, 2002 and 2001, trading assets, at fair value, consisted of marketable equity securities in the amount of $82,200 and $173,000, respectively.

Note 4. INVESTMENT SECURITIES AND OTHER INVESTMENTS

The amortized cost and fair value of investment securities, with gross unrealized losses, follows:

	Amortized Cost	Gross Unrealized Losses	Fair Value
	December 31, 2002
Securities Available for Sale
GNMA - Mortgage Backed Securities	$4,559,900	$6,600	$4,553,300
Corporate Debt Securities	1,508,400	21,900	1,486,500

Total securities available for sale	$6,068,300	$28,500	$6,039,800

Other Investments, at cost
AT Services LLC	$204,200	$—	$204,200
Mission Valley Bank	25,000	—	25,000
Federal Home Loan Bank stock, restricted	541,400	—	541,400
Pacific Coast Banker’s Bank Stock	439,900	—	439,900

Total other investments	$1,210,500	$—	$1,210,500

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	December 31, 2001
Securities Available for Sale
U.S. Government Agencies	$6,000,000	$8,000	$—	$6,008,000
Corporate Debt Securities	3,495,300	—	24,900	3,470,400

Total securities available for sale	$9,495,300	$8,000	$24,900	$9,478,400

Other Investments, at cost
AT Services LLC	$200,000	$—	$—	$200,000
Mission Valley Bank	25,000	—	—	25,000
Federal Home Loan Bank, stock restricted	285,700	—	—	285,700
Pacific Coast Banker’s Bank Stock	439,900	—	—	439,900

Total other investments	$950,600	$—	$—	$950,600

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2002 are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Due between one and five years	$758,400	$747,800
Due in over ten years	750,000	738,700
GNMA - Mortgage Backed Securities	4,559,900	4,553,300

	$6,068,300	$6,039,800

Proceeds from maturity and sales of investment securities during 2002 and 2001, respectively, were $15,310,900 and $32,908,600.  Realized gains during 2002 and 2001, respectively, were $93,400 and $59,700.

Note 5. SALES AND SERVICING OF SBA LOANS

A summary of the activity of SBA loans follows:

	2002	2001	2000

SBA loans originated	$5,916,900	$5,141,000	$8,125,000

SBA loans sold	$4,689,300	$5,264,300	$4,205,300

A summary of income from SBA loans sold is as follows:

	2002	2001	2000

Income from premiums	$332,800	$363,800	$244,900
Income from servicing	193,200	148,900	150,100
Less loan origination expense	—	—	(1,000)

Total SBA sales and servicing income	$526,000	$512,700	$394,000

Note 6. LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of loan balances follows:

	2002	2001

Commercial and industrial	$13,449,900	$13,863,200
Construction	4,066,300	1,896,000
Real estate, mortgage	41,999,800	36,009,500
Installment	461,900	702,600
Government guaranteed loans purchased	63,400	130,100
	60,041,300	52,601,400
Allowance for loan losses	(636,900)	(566,300)
Deferred origination fees, net	(130,000)	(78,800)

Loans, net	$59,274,400	$51,956,300

An analysis of the allowance for loan losses follows:

	2002	2001	2000

Beginning balance	$566,300	$468,500	$400,000
Recoveries	13,300	1,700	7,400
Loans charged off	(59,700)	(88,900)	(68,900)
Provision for loan losses	117,000	185,000	130,000

Ending balance	$636,900	$566,300	$468,500

As of December 31, 2002 and 2001 the recorded investment in impaired loans totaled $328,400 and $1,187,800 with corresponding valuation allowances of $27,500 and $78,600, respectively.  No additional amounts are committed to be advanced in connection with impaired loans.

As of December 31, 2002, 2001, and 2000 the average recorded investment in impaired loans amounted to approximately $1,218,500, $984,200, and $409,700, respectively.  Non-accrual loans totaled $34,200 and $370,300 at December 31, 2002 and 2001, respectively.  If interest on non-accrual loans had been accrued, such income would have approximated $3,000, $21,300, and $1,100 for 2002, 2001, and 2000, respectively.

Note 7.  BANKING PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of banking premises and equipment and their estimated useful lives follows:

	2002	2001	Useful Lives

Building and land	$915,400	$915,400	40 years
Building improvements	423,700	408,500	40 years
Leasehold improvements	710,900	500,100	Lease term
Furniture and equipment	1,640,600	1,395,700	3-8 years
	3,690,600	3,219,700
Accumulated depreciation	(1,446,900)	(1,415,000)

	$2,243,700	$1,804,700

Depreciation expense of $120,700, $121,000, and $126,900 was included in occupancy and equipment expense for the years ended December 31, 2002, 2001, and 2000, respectively.

Note 8.  DEPOSITS

At December 31, 2002, the scheduled maturities of time deposits are as follows:

2003	$24,380,300
2004	3,520,000
2005	4,750,200
2006	777,000
2007	1,572,300
Thereafter	271,600

$35,271,400

Note 9.    SHORT-TERM BORROWING AND LONG-TERM DEBT

The Corporation borrowed $1,000,000 on an unsecured basis from United Security Bank, Fresno, California on June 28, 2001.  The rate of interest is the United Security Bank Reference Rate (the “Index”) plus .750 percentage points over the Index.  The note requires monthly interest payments beginning August 5, 2001, quarterly principal and interest payments beginning October 5, 2002 through April 5, 2011, and a final payment of principal and interest on July 5, 2011.  The proceeds from the borrowing were used to payoff an $800,000 term loan and to pay down the $200,000 line of credit with Pacific Coast Bankers’ Bank.  The Corporation renewed the $200,000 revolving line of credit for one year, with interest due monthly.  The credit line is secured by 93,069 shares of Monterey County Bank common stock.  The rate of interest on the credit line is the prime rate as published in the Wall Street Journal (the “Index”) plus .750 percentage points over the Index, with floor rate of 6.50%.  At December 31, 2002, the interest rate on the term note was 5.00% and the interest rate on the line of credit was 6.50%.  The outstanding principal balances at December 31, 2002 on the term note and line of credit were $972,200 and $200,000, respectively.

The following table provides information on the repayment schedule of the term loan.

2003	$111,100
2004	111,100
2005	111,100
2006	111,100
2007	111,100
Thereafter	416,700

$972,200

Note 10.  FEDERAL HOME LOAN BANK BORROWED FUNDS

The Bank entered into an advance and security agreement with the Federal Home Loan Bank of San Francisco on January 21, 1993.  The following table provides information on the seven (7) advances totaling $10,750,000 outstanding at December 31, 2002.

Advance Amount	Fixed Interest Rate	Funding Date	Maturity Date
1,000,000	4.83%	10/6/98	10/6/03
1,000,000	6.81%	6/3/97	6/3/04
1,000,000	6.86%	8/10/00	8/10/05
2,750,000	3.44%	9/27/02	9/27/07
1,000,000	7.71%	6/1/00	6/3/30
100,000	2.89%	10/29/02	10/31/05
3,900,000	2.83%	10/29/02	10/31/05

The advances are secured by pledged loan principal in the amount of $12,840,400 and a security in the amount of $4,553,300.

Note 11.  INCOME TAXES

Allocation of federal and California income taxes between current and deferred portions is as follows:

	2002	2001	2000
Current tax provision:
Federal	$216,400	$228,300	$168,000
California	81,300	82,900	115,600
	297,700	311,200	283,600

Deferred tax provision (benefit):
Federal	45,000	(63,900)	63,400
California	11,300	(16,000)	14,900
	56,300	(79,900)	78,300

	$354,000	$231,300	$361,900

The differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2002	2001	2000

Statutory federal tax rate	34.00%	34.00%	34.00%
California taxes, net of federal tax benefit	7.20	7.20	7.20
Other, net	(0.16)	(2.20)	(8.25)

Effective tax rates	41.04%	39.00%	32.95%

In addition, the Corporation has applied all unused general business tax credit carryforwards for financial reporting and income tax purposes.

The components of the net deferred tax asset, included in other assets, are as follows:

	2002	2001
Deferred tax asset
Federal	$217,700	$262,900
California	61,000	68,000

Net deferred tax asset	$278,700	$330,900

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

	2002	2001
Deferred tax assets (liabilities) Investments:
Net unrealized loss on securities	$66,300	$103,800
California franchise tax	48,400	51,300
Allowance for loan losses	236,500	209,300
Depreciation	(72,500)	(33,500)

Net deferred tax asset	$278,700	$330,900

As of December 31, 2002 and 2001, management expects all temporary differences to be offset against future taxable income, and no valuation reserve was deemed necessary.

Note 12.     COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding commitments and contingencies that are not reflected in the consolidated financial statements.

Operating lease commitments

The Bank leases its branch buildings in Carmel By-The-Sea, Carmel Valley, and Pacific Grove.  The Carmel By-The-Sea office has a five and one half year lease with four, five year options and commenced in April 2002.  The Carmel building has a twenty-five year lease which commenced in March 1981 and may be adjusted annually for changes in the Consumer Price Index.  The Pacific Grove building has a five-year lease with five, five-year options and commenced in April 1997.  The Bank also leases certain equipment used in the normal course of business.

Rent expense for operating leases is included in occupancy and equipment expense and amounted to approximately $170,400, $113,500, and $80,200 in 2002, 2001, and 2000, respectively.

At December 31, 2002, approximate future minimum rental commitments for all non-cancelable operating leases are as follows:

2003	$272,900
2004	267,600
2005	251,900
2006	165,000
2007	102,100
$1,059,500

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

At December 31, 2002 and 2001, such commitments to extend credit were approximately $7,804,400 and $7,968,500, respectively, of undisbursed lines of credit and undisbursed loans in process.

Note 13.     SHAREHOLDERS’ EQUITY

Minimum regulatory requirements

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2002 and 2001, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.  There are no conditions or events since the notification that management believes have changed the Bank’s category.  The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2002 and 2001 are also presented in the tables.

December 31, 2002

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(All dollars in thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$6,056	9.1%	$5,347	8.0%	N/A	N/A
Monterey County Bank	6,866	10.4%	5,312	8.0%	$6,640	10.0%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	5,419	8.1%	2,674	4.0%	N/A	N/A
Monterey County Bank	6,229	9.4%	2,656	4.0%	3,984	6.0%

Tier 1 Capital to Average Assets:
Consolidated	5,639	7.7%	3,240	4.0%	N/A	N/A
Monterey County Bank	6,380	8.6%	3,221	4.0%	4,027	5.0%

December 31, 2001

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(All dollars in thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$5,656	9.1%	$4,984	8.0%	N/A	N/A
Monterey County Bank	6,333	10.3%	4,943	8.0%	$6,179	10.0%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	5,087	8.2%	2,488	4.0%	N/A	N/A
Monterey County Bank	5,767	9.3%	2,468	4.0%	3,707	6.0%

Tier 1 Capital to Average Assets:
Consolidated	5,087	6.6%	3,085	4.0%	N/A	N/A
Monterey County Bank	5,767	7.5%	3,065	4.0%	3,831	5.0%

Note 14.  STOCK OPTIONS AND STOCK DIVIDENDS

At December 31, 2002, options for the purchase of 243,130 shares of the Corporation’s common stock were outstanding and exercisable at prices ranging from $1.55 to $3.00.  The status of all optioned shares is as follows:

	Shares	Price Range	Weighted Average Remaining Contractual Life

Outstanding at December 31, 1999	159,115	$2.07 - $2.48	4.3 Years

Granted	49,500	$2.73 - $3.00
Increase due to stock dividend	18,899	$1.88 - $3.00
Cancelled	(19,623)	$2.07 - $2.48

Outstanding at December 31, 2000	207,891	$2.07 - $2.48	3.7 Years

Increase due to stock dividend	18,472	$1.71 - $2.73
Cancelled	(23,183)	$2.07 - $2.48

Outstanding at December 31, 2001	203,180	$1.71 - $2.73	2.4 Years

Granted	81,000	$3.00 - $3.30
Increase due to stock dividend	22,101	$1.55 - $3.00
Exercised	(30,746)	$1.71 - $1.88
Cancelled	(32,405)	$1.88 - $2.48

Outstanding at December 31, 2002	243,130	$1.55 - $3.00	3.2 Years

Note 15.  RELATED PARTY TRANSACTIONS

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

Aggregate loan transactions with related parties are approximately as follows:

Balance as of December 31, 2000	$919,000
New loans	268,600
Repayments	(47,500)

Balance as of December 31, 2001	1,140,100
New loans	86,700
Repayments	(37,400)

Balance as of December 31, 2002	$1,189,400

Related party deposits totaled approximately $165,700 and $186,700 at December 31, 2002 and 2001, respectively.

Note 16.  EMPLOYEE BENEFIT PLANS

During 1995, the Corporation established an employee stock ownership plan (ESOP) to invest in the Corporation’s common stock for the benefit of eligible employees.  The Board of Directors determines the Corporation’s contribution to the plan.  Shares in the plan generally vest after seven years.  The Corporation did not contribute to the ESOP trust in 2002, 2001, or 2000.  There were no shares in the plan as of December 31, 2002.

The Bank has a salary reduction plan under Section 401(k) of the Internal Revenue Code.  The plan covers substantially all full-time employees who have completed one year of service with the Bank.  Employees are allowed to defer up to 15% of their compensation subject to certain limits based on federal tax laws.  Under the provisions of the plan, the Bank’s contribution policy is discretionary.  The Bank initiated a matching contribution in 2001 of 100% of each employee’s contribution up to 6% of the employee’s compensation.  The Bank’s matching contributions in 2002 and 2001 totaled $65,800 and $52,500, respectively.  No contributions were made in 2000.

Note 17.  REGULATORY MATTERS

The Corporation is subject to regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Corporation Act.  The Bank is subject to regulation, supervision, and regular examination by the California Department of Financial Institutions and the Federal Deposit Insurance Corporation.  The regulations of these agencies affect most aspects of the Corporation’s business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Corporation’s activities, and various other requirements.  The Corporation is also subject to certain regulations of the Federal Reserve Bank dealing primarily with check clearing activities, establishment of banking reserves, Truth-in-Lending (Regulation Z), and Equal Credit Opportunity (Regulation B).

Note 18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of estimated fair values of all financial instruments where it is practicable to estimate such values.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.  Statement No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

The Corporation in estimating fair value disclosures for financial instruments used the following methods and assumptions:

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

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  The fair value of performing fixed-rate loans is estimated by discounting future cash flows using the Corporation’s current offering rate for loans with similar characteristics.  The fair value of performing adjustable-rate loans is considered the same as book value.  The fair value of non-performing loans is estimated at the fair value of the related collateral or, when in management’s opinion foreclosure upon the collateral is unlikely, by discounting future cash flows using rates which take into account management’s estimate of credit risk.

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments as of December 31, 2002 and 2001 are as follows:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$13,017,100	$13,017,100	$11,392,900	$11,392,900
Time deposits	—	—	100,000	100,000
Trading assets	82,200	82,200	173,000	173,000
Securities, available for sale	6,039,800	6,039,800	9,478,400	9,478,400
Other investments	1,210,500	1,210,500	950,600	950,600
Loans, held for sale	982,500	982,500	605,600	605,600
Loans, net	59,274,400	60,006,400	51,956,300	53,328,200
Accrued interest receivable	313,500	313,500	312,300	312,300

Financial Liabilities:
Deposits	67,616,400	67,699,200	68,332,400	68,639,900
Short-term borrowings	200,000	200,000	200,000	200,000
Long-term debt	11,722,200	11,753,300	5,000,000	5,004,000
Accrued interest payable	366,900	366,900	522,800	522,800

Note 19.  SUBSEQUENT EVENTS

The Corporation has applied to be included in a Trust Preferred Securities Pool.  The Corporation would issue $3,000,000 to $5,000,000 in Trust Preferred Securities.  The proceeds of the issuance will be used to retire the Corporation’s current debt, inject capital into the subsidiary, and for working capital.  Expenses related to the issuance would be recognized over the life (30 years) of the securities.

Note 20.  NORTHERN CALIFORNIA BANCORP, INC. (PARENT CORPORATION ONLY)

The following are the financial statements of Northern California Bancorp, Inc. (Parent Corporation only) as of December 31, 2002 and 2001:

Balance Sheets

	2002	2001
Assets
Cash and due from banks	$17,100	$8,600
Investment securities - trading account	82,200	173,000
Investment in Mission Valley Bank Stock	25,000	25,000
Investment in AT Services LLC Acquisition Corp.	204,200	200,000
Deferred tax asset	87,000	119,800
Prepaid trust preferred offering expense	10,000	—
Accounts receivable	10,000	—
Investment in common stock of
Monterey County Bank	6,380,200	5,766,700

	$6,815,700	$6,293,100

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$3,600	$4,900
Dividend payable	1,000	1,300
Notes payable	1,172,200	1,200,000
Total liabilities	1,176,800	1,206,200
Shareholders’ equity	5,638,900	5,086,900

	$6,815,700	$6,293,100

Statements of Operations	2002	2001	2000

Equity in income of subsidiary	$629,100	$663,300	$780,900
Investment income from AT Services LLC	24,200	—	—
Gain (loss) on sale of securities	5,400	(27,800)	34,000
Loss on trading asset	(173,800)	(199,400)	—
Loss on Community Bankers’ Insurance Agency	—	(40,000)	—
Dividend income	5,500	—	—
Miscellaneous income	—	2,200	4,000
Operating expenses	(85,600)	(118,800)	(118,300)
Applicable tax benefit	103,800	81,000	35,700

Net income	$508,600	$360,500	$736,300

36

Statements of Cash Flows	2002	2001	2000
Cash flows from operating activities:
Net income	$508,600	$360,500	$736,300
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed income of Monterey County Bank	(629,100)	(663,300)	(780,900)
(Increase) decrease in trading securities	90,800	(5,000)	(33,000)
(Increase) decrease in other assets	12,700	(46,100)	(61,100)
Increase (decrease) in accrued expenses	(1,300)	(4,000)	8,600
Increase (decrease) in other liabilities	(300)	(1,400)	600
Net cash used by operating activities	(18,600)	(359,300)	(129,500)
Cash flows from investing activities:
Cash dividends received from subsidiary	75,000	200,000	100,000
Increase in investments	(54,200)	(154,800)	(74,400)
Net cash provided by investing activities	20,800	45,200	25,600
Cash flows from financing activities:
Increase (decrease) in borrowed funds	(27,800)	325,000	125,000
Cash dividends paid on common stock	(500)	(700)	(600)
Exercise of stock options	55,200	—	—
Stock repurchase	(20,600)	(52,500)	(19,400)
Net cash provided by financing activities	6,300	271,800	105,000
Net increase (decrease) in cash and cash equivalents	8,500	(42,300)	1,100

Cash and cash equivalents, beginning of year	8,600	50,900	49,800

Cash and cash equivalents, end of year	$17,100	$8,600	$50,900

The ability of the Corporation to pay dividends will largely depend upon the dividends paid to it by the Bank.  There are legal limitations on the ability of the Bank to provide funds to the Corporation in the form of loans, advances, or dividends.

37