Form 10QSB
period 2003-03-31
NORTHERN CALIFORNIA BANCORP INC
filed 2003-05-13
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2003

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

for the period from to

Commission File Number 0-27666

NORTHERN CALIFORNIA BANCORP, INC.

(Name of Small Business Issuer in its Charter)

Incorporated in the State of California

IRS Employer Identification Number 77-0421107

Address:  601 Munras Avenue, Monterey, CA  93940

Telephone: (831) 649-4600

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒             No ☐

As of April 30, 2003, the Corporation had 1,493,822 shares of common stock outstanding.

PART I-FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	MARCH 31 2003	DECEMBER 31 2002
ASSETS:
Cash and Cash Equivalents	4,688,000	13,017,100
Federal Funds Sold	10,755,000	—
Trading Assets	66,000	82,200
Investment Securities, available for sale (Note 1)	5,456,200	6,039,800
Other Investments	1,331,600	1,210,500
Loans Held for Sale	1,629,000	982,500
Gross Loans (Note 2)	63,398,300	60,041,300
Allowance for Possible Loan Losses (Note 3)	(677,700)	(636,900)
Deferred Origination Fees	(126,600)	(130,000)
Net Loans	62,594,000	59,274,400
Bank Premises and Equipment, Net	2,255,900	2,243,700
Cash Surrender Value of Life Insurance	2,187,800	2,160,400
Interest Receivable and Other Assets	1,394,700	1,268,700
Total Assets	92,358,200	86,279,300

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Total Deposits (Note 4)	69,459,200	67,616,400
Short-term Borrowing	0	200,000
Long-term Borrowing	0	972,200
Federal Home Loan Bank Borrowed Funds	13,250,000	10,750,000
Interest Payable and Other Liabilities	888,100	1,101,800
Total Liabilities	83,597,300	80,640,400

Junior Subordinated Debt Securities	3,000,000	—
Shareholders’ Equity:
Common Stock - No Par Value Authorized: 2,500,000 in 2003 and 2002 Outstanding: 1,493,816 in 2003 and 2002	4,500,400	4,500,400
Retained Earnings	1,267,000	1,120,900
Accumulated Other Comprehensive Income (Loss)	(6,500)	17,600
Total Shareholders’ Equity	5,760,900	5,638,900
Total Liabilities & Shareholders’ Equity	92,358,200	86,279,300

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE-MONTH PERIOD ENDING MARCH 31
	2003	2002
INTEREST INCOME:
Interest and Fees on Loans	1,195,500	1,060,400
Interest on Time Deposits with Financial Institutions	0	900
Interest on Investment Securities	82,200	113,500
Interest on Federal Funds	19,700	26,600
Total Interest Income	1,297,400	1,201,400

INTEREST EXPENSE:
Interest on Interest-Bearing Transaction Accounts	12,200	26,700
Interest on Savings Accounts	14,200	13,800
Interest on Time Deposits	294,400	405,000
Interest on Other Borrowed Funds	143,300	81,500
Total Interest Expense	464,100	527,000
Net Interest Income	833,300	674,400
PROVISION FOR LOAN LOSSES	50,000	37,000
Net Interest Income After Provision for Possible Loan Losses	783,300	637,400
NONINTEREST INCOME:
Service Charges on Deposit Accounts	137,500	121,600
SBA Loan Sales & Servicing Income	178,200	72,800
Other Operating Income	628,900	587,000
Total Noninterest Income	944,600	781,400
NONINTEREST EXPENSE:
Salaries and Employee Benefits	611,400	531,200
Occupancy and Equipment Expense	140,800	83,700
Professional Fees	21,900	18,700
Data Processing	90,700	79,100
FDIC & State Assessments	7,500	7,100
Other Operating Expenses	630,300	599,200
Income Tax Expense	79,200	5,600
Total Non-interest Expense	1,581,800	1,324,600
NET INCOME (LOSS)	146,100	94,200
Earnings per common share
Primary	0.098	0.064
Diluted	0.084	0.055

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	2003	2002
NET INCOME	146,100	94,200
Adjustments to net income:
Depreciation and amortization expense	41,900	31,900
Amortization/Accretion on investments	(700)	(1,000)
Provision for possible loan losses	50,000	37,000
Increase (decrease) in accrued expenses	(201,000)	(203,000)
(Increase) decrease in trading asset	(16,200)	(6,300)
(Increase) decrease in other assets	(142,200)	31,800
Increase (decrease) in interest payable	(12,800)	(59,200)
(Increase) decrease in interest receivable	(11,000)	12,300
Total adjustments to net income	(292,000)	(156,500)

Net cash provided (used) by operations	(145,900)	(62,300)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	0	5,987,600
Principal payments on investments	562,900	2,400
Purchase of securities	(104,100)	(2,154,100)
Net (increase) decrease in loans	(3,357,000)	(1,762,400)
(Increase) decrease in loans held for sale	(646,500)	(684,000)
Proceeds from sale of equipment	900	700
Capital expenditures	(55,000)	(27,200)
Exercise of Stock Options	0	27,500
Stock Repurchase	0	0

Net cash provided (used) in investing activities	(3,598,800)	1,390,500

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	1,842,800	(1,098,100)
Proceeds from borrowings, net	2,500,000	0
Repayments of borrowings, net	(1,172,200)	0
Proceeds from issuance of junior subordinated debt securities	3,000,000	0
Net cash provided (used) by financing activities	6,170,600	(1,098,100)

Net increase (decrease) in cash & cash equivalents	2,425,900	230,100
Cash & cash equivalents - beginning of year	13,017,100	11,392,900

Cash & cash equivalents - end of period	15,443,000	11,623,000

See Note 6 for supplemental disclosures

NOTES TO FINANCIAL STATEMENTS

	MARCH 31 2003	DECEMBER 31 2002

(NOTE 1) INVESTMENT SECURITIES:

Available for sale:
Government National Mortgage Association	4,000,300	4,553,300
Corporate Debt Securities	1,455,900	1,486,500
	5,456,200	6,039,800

(NOTE 2) GROSS LOANS:

Commercial and Industrial	13,909,400	13,449,900
Construction	3,849,900	4,066,300
Real Estate - Mortgage	45,106,400	41,999,800
Installment	470,600	461,900
Government Guaranteed Loans Purchased	62,000	63,400
Gross Loans	63,398,300	60,041,300

(NOTE 3) ALLOWANCE FOR POSSIBLE LOAN LOSSES:

Balance at Beginning of Period	636,900	566,300
Recoveries	800	13,300
Provision for Possible Loan Losses	50,000	117,000
Loans Charged Off	(10,000)	(59,700)
Balance at End of Period	677,700	636,900

(NOTE 4) DEPOSITS:

Demand	14,007,900	15,023,700
Interest-Bearing Transaction	12,747,800	12,653,400
Savings	7,414,700	4,667,900
Time Under $100,000	18,844,600	19,143,900
Time Equal to or Greater than $100,000	16,444,200	16,127,500
	69,459,200	67,616,400

(Note 5) Stock Option Plan:

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

Net income:
As reported	$146,100	$94,200
Pro forma	$125,163	$56,900

Earnings per share:
Basic - as reported	$0.098	$0.064
Basic - pro forma	$0.084	$0.039

Diluted - as reported	$0.084	$0.055
Diluted - pro forma	$0.072	$0.033

The fair value of these options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for 2003 and 2002: risk-free interest rate of 4.83 percent; dividend yield of 0 percent; expected option life of 5.0 years; and volatility of 30 percent.

(NOTE 6) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Payments during the period ending:	3/31/03	3/31/02
Interest	461,400	591,000
Income Taxes	79,200	48,600

ITEM 2:                            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The following discussion reviews and analyzes the operating results and financial condition of the Corporation, focusing on the Bank.  It should be read in conjunction with the financial statements and the other financial data presented elsewhere herein.

For the three months ended March 31, 2003 net income was $146,100, compared to $94,200 for the same period in 2002.  For the three months ended March 31, 2003 interest income after provision for loan losses increased $145,900, non-interest income increased $163,200, while non-interest expense increased $257,200.

The following table sets forth certain selected financial ratios of the Corporation at and for the three months ended, March 31, 2003 and 2002.

	The three months Ended March 31, 2003	The three months Ended March 31, 2002
	(Dollars in thousands except per share data)
Summary of Operating Results:

Total interest income	1,297	1,201
Total interest expense	464	527
Net interest income	833	674

Provision for possible loan losses	50	37
Net interest income after provision for loan loss	783	637

Total other income	945	781
Total other expense	1,503	1,319

Income (loss) before taxes	225	100
Provision for income tax	79	6

Net income (loss)	146	94

Per Common Share Data:

Net income - Primary(1)	0.098	0.064
Net income - Diluted(2)	0.084	0.055
Book value, end of period(3)	3.86	3.85
Avg shares outstanding(4)	1,330,973	1,337,087

Balance Sheet Data:

Total loans, net of unearned income(5)	64,223	54,969
Total assets	92,358	78,460
Total deposits	69,459	67,235
Stockholders’ equity(6)	5,761	5,173

	The three months Ended March 31, 2003	The three months Ended March 31, 2002
Selected Financial Ratios(4):

Return on average assets(5)	0.67%	0.48%
Return on average stockholders’ equity(5)	10.25%	7.36%
Net interest spread	4.03%	3.37%

Net interest margin	4.41%	3.97%

Avg shareholders’ equity to average assets	6.49%	6.49%

Risked-Based capital ratios
Tier 1	9.64%	9.30%
Total	12.70%	10.28%
Total loans to total deposits at end of period	92.46%	81.76%

Allowance to total loans at end of period	1.04%	1.08%

Nonperforming loans to total loans at end of period	0.04%	0.21%

Net charge-offs to average loans	0.01%	0.01%

(1)        Primary earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year.  The weighted average number of common shares used for this computation was 1,493,822 and 1,466,610 for March 31, 2003 and 2002, respectively.

(2)          Diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,745,353 and 1,719,392 for March 31, 2003 and 2002, respectively.

(3)   Includes loans being held for sale.

(4)   Averages are of daily balances.

(5)   March 31, 2003 calculated on an annualized basis.

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

Net interest income for the three months ended March 31, 2003 was $833,300 compared to $674,400 for the same period in 2002.  The increase of $158,900 resulted from total interest income increasing $96,000, while total interest expense decreased $62,900.  Average interest earning assets increased $6,905,000 (9.92%), while the average rate earned decreased 18 basis points.  Average interest bearing liabilities increased $8,608,000 (14.72%), while the average rate paid decreased 84 basis points.

The following table shows the components of the Bank’s net interest income, setting forth, for each the three months ended March 31, 2003 and 2002, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v) the net interest yield on average interest-earning assets (i.e., net interest income divided by average interest-earning assets).  Yields are computed on a tax-equivalent basis, no tax-exempt investments were held in 2003 or 2002.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

	Three Months Ended March 31,						Twelve Months Ended December 31,
	2003			2002			2002
	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate
	(Dollars in thousands)
Interest Earning Assets:
Int-bearing deposits at other banks	0	0	0.00	100	1	3.45	88	3	3.30
Invest securities - Taxable	6,809	74	4.34	7,224	104	5.77	7,490	387	5.17
Invest securities - Non-Taxable	0	0	0	0	0	0.00	0	0	0.00
Federal funds sold	6,552	20	1.20	6,788	27	1.57	7,063	115	1.63
Total investments	13,361	94	2.80	14,112	132	3.73	14,641	505	3.45

Loans
Construction	4,047	88	8.67	1,591	67	16.92	2,870	272	9.46
Real estate	43,342	827	7.64	37,115	714	7.70	37,729	2,846	7.54
Installment	474	14	12.03	717	19	10.85	704	57	8.12
Commercial	15,271	267	6.99	15,414	262	6.80	15,454	1,191	7.71
Total loans	63,134	1,196	7.58	54,837	1,063	7.75	56,758	4,365	7.69

Total Interest earning assets	76,495	1,290	6.74	68,949	1,194	6.93	71,399	4,870	6.82

Interest Bearing Liabilities:
Int-bearing demand	10,364	6	0.25	9,972	23	0.91	10,960	73	0.67
Money market savings	2,241	6	1.03	1,588	4	1.03	2,021	21	1.04
Savings deposits	5,538	14	1.03	3,753	14	1.47	4,199	54	1.29
Time deposits >$100M	16,610	135	3.26	16,776	165	3.92	16,059	610	3.80
Time deposits <$100M	18,988	159	3.35	21,183	240	4.54	20,371	815	4.00
Other Borrowing	12,139	126	4.17	4,000	65	6.46	5,402	306	5.67

Total interest bearing liabilities	65,879	447	2.72	57,271	510	3.56	59,012	1880.2	3.19

Net interest income		843			684			2,990

Net interest spread			4.03			3.37			3.64

Net yield on interest earning assets			4.41			3.97			4.19

	Three Months Ended March 31, 2003 vs 2002			Twelve Months Ended December 31, 20021 vs 2001
	Increase (Decrease) Due to changes			Increase (Decrease) Due to changes
	Avg Volume	Avg Rate	Total	Avg Volume	Avg Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Int-bearing deposits at other banks	(1)	0	(1)	(6)	(3)	(9)
Invest securities - Taxable	(6)	(24)	(30)	3	(85)	(82)
Invest securities - Non-Taxable	0	0	0	(25)	0	(25)
Federal funds sold	(1)	(6)	(7)	(114)	(134)	(249)

Total investments	(8)	(30)	(38)	(143)	(222)	(365)

Loans
Construction	104	(83)	20	68	(24)	44
Real estate	120	(7)	113	581	(540)	41
Installment	(7)	1	(6)	(7)	(25)	(32)
Commercial	(2)	7	5	114	(377)	(264)
Total loans	215	(82)	133	755	(966)	(211)

Total Interest Earning Assets	207	(112)	95	612	(1,188)	(576)

Interest Bearing Deposits:
Int-bearing demand	1	(17)	(16)	15	(35)	(20)
Money market savings	2	0	2	11	(13)	(1)
Savings deposits	6	(6)	(0)	6	(22)	(16)
Time deposits >$100M	(2)	(28)	(29)	46	(269)	(223)
Time deposits <$100M	(25)	(56)	(82)	6	(317)	(311)
Other Borrowing	131	(70)	62	62	(48)	14

Total interest bearing deposits	113	(176)	(63)	146	(703)	(557)

Net change in net interest	94	65	158	466	(485)	(19)

Provision and Allowance for Loan Losses

The provision for loan losses is an expense charged against operating income and added to the allowance for loan losses.  The allowance for loan losses represents amounts set aside for the specific purpose of absorbing losses that may occur in the Bank’s loan portfolio.

The allowance for loan losses reflects management’s ongoing evaluation of the risks inherent in the loan portfolio both generally and with respect to specific loans, the state of the economy, and the level of net loan losses experienced in the past.  Management and the Board of Directors review the results of the State Banking Department and FDIC examinations, independent accountants’ observations, and the Bank’s internal review as additional indicators to determine if the amount in the allowance for loan losses is adequate to protect against estimated future losses.  It is the Bank’s current practice, which could change in accordance with the factors mentioned above, to maintain an allowance, which is at least equal to the sum of the following percentage of loan balances by loan category.

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

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At March 31, 2003 and 2002 the Bank’s allowance stood at 1.04 percent and 1.08 percent of gross loans, respectively.  A provision of $50,000 was made to the allowance during the three months ended March 31, 2003, compared with a provision of $37,000 due the same period in 2002.  Loans charged off during the three months ended March 31, 2003, totaled $10,000, compared to $13,500 in the same period of 2002.  Recoveries for the same periods were $700 and $10,600, respectively.

The Bank’s non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans were 0.71 percent at March 31, 2003 compared with 0.21 percent for the same period in 2002.

Based upon statistics released by Federal and state banking authorities regarding banks of similar size or otherwise located in California, Management believes that the Bank ’s ratios of delinquent and non performing loans to total loans are far better than average.  Prudent collection efforts, and tighter lending controls, are responsible for the Bank’s strong performance on these measures of credit quality.  However, no assurance can be given that the Bank’s loan portfolio will continue to measure well against its peers on these ratios and quality measures, or that losses will not otherwise occur in the future.

Non-Interest Income

Total non-interest income for the three months ended March 31, 2003 was $944,600 compared with $781,400 for the same period in 2002.  The increase of  $163,200 was the result of service charges on deposit accounts increasing $15,900, income from SBA loan sales and servicing increasing $105,400 and income from other service charges, commissions and fees increasing $41,900.

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

Non-Interest Expense

Salary and benefits expense for the three months ended March 31, 2003 increased $80,200 compared with the same period in 2002.  The increase was due the addition of two full time equivalent positions, to merit pay increases and bonus accruals increasing $24,600.

Total occupancy and equipment expense for the three months ended March 31, 2003 was $140,800 compared to $83,700 for the same period in 2002.  The increase of

$57,100 was due to increases of $31,300 in premises rent, $9,900 in depreciation expense and $12,000 maintenance expense.

Professional fees for the three months ended March 31, 2003 increased $3,200 compared to the same period in 2002.  The increase was due to accounting/audit fees increasing $1,700 and legal fees increasing $1,500.

Data processing expense for the three months ended March 31, 2003 was $90,700 compared to $79,100 for the same period in 2002.  The increase of $11,600 was due to cost associated with development of an Internet website and license fees for a management reporting system.

Other expenses for the three months ended March 31, 2003 totaled $717,000 compared with $611,900 for the same period in 2002.  Significant changes occurred in the following categories with increases in advertising $7,900, ATM expense $3,100, collection expense $9,200, director fees $2,800, merchant expense $7,200, telephone $2,300, miscellaneous expense $5,600, postage $3,400, stationary and supplies $4,200, telephone expense $2,000, income tax expense $73,600 and decreases in entertainment and meals $3,700, loan expense $4,400, operational losses $3,100 and messenger and freight $3,000.

LOANS

Loans represented 82.53% of average earning assets, and 71.88% of average total assets for the three months ended March 31, 2003 compared with 78.80% and 69.50%, respectively during 2002. For the three months ended March 31, 2003, average loans increased 15.13% from $54,837,000 for the same period in 2002 to $63,134,000.  Average construction loans increased $2,456,000 (154.42%) real estate loans increased $6,227,000 (16.78%); while average installment loans decreased $243,000 (33.93%) commercial loans decreased $143,000 (0.93%).

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

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”):

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Accruing, past due 90 days or more:

Real Estate	0	0
Commercial	0	0
Installment	0	0
Other	0	0
Total accruing	0	0

Nonaccrual Loans:

Commercial	28	118
Installment	0	0
Other	0	0
Total nonaccrual	28	118

Total nonperforming	28	118

Total loans end of period	64,901	55,569

Ratio of nonperforming loans to total loans at end of period	0.04%	0.21%

These ratios have been maintained as a result of conservative underwriting criteria, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel).  The Bank does not have any foreign loans or loans for highly leveraged transactions.

Summary of Loan Loss Experience

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
	(Dollars in thousands)
Average loans outstanding	63,134	54,837

Allowance, beginning of period	637	566

Loans charged off during period:
Commercial	10	13
Installment	0	0
Real Estate	0	0
Other	0	0
Total charge offs	10	13

Recoveries during period:
Commercial	1	10
Installment	0	0
Other	0	0
Total recoveries	1	10

Net Loans charged off during the period	9	3

Additions to allowance for possible loan losses	50	37

Allowance, end of period	678	600

Ratio of net loans charged off to average Loans outstanding during the period	0.014%	0.006%

Ratio of allowance to total loans at end of period	1.04%	1.08%

Funding Sources

Average deposits for the three months ended March 31, 2003 were $53,740,000 an increase of 0.88% compared with the same period in 2002.  Average certificates of deposit represented 53.00% of average deposits for the three months ended March 31, 2003.  Average interest bearing checking, money market and savings accounts as a group was 27.01% of average deposits.  Average demand deposits represented 19.99% of average deposits.

On March 27, 2003, the Company’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust I (the “Trust”) issued $3 million in cumulative Trust Preferred Securities.  The securities bear a floating rate of interest of 3.25% over the three month LIBOR rate, payable quarterly.  Concurrent with the issuance of the Trust Preferred Securities, the Trust used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Company.  The Subordinated Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements.  The Company will pay interest on the Junior Subordinated Debentures to the Trust, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities.  The Company has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters.  The Trust Preferred Securities will mature on April 7, 2033, but can be redeemed under certain circumstances at a premium prior to April 7, 2008, and can be redeemed, in whole or in part, on any January 7, April 7, July 7 or October 7 on or after April 7, 2008 at par.  The Company fully and unconditionally guarantees the obligations of the Trust, on a subordinated basis.

The Company received $2.91 million from the Trust upon issuance of the Junior Subordinated Debentures, of which $1 million was contributed by the Company to the Bank to increase its capital, $1.14 million was used to retire existing Company debt and the remainder held as working capital.  Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I Capital, and the remainder as Tier II Capital.

Issuance costs of $115,800 related to the Trust Preferred Securities have been deferred and will be amortized over the 30-year life of the securities.

The Bank has lines of credit from the Federal Home Loan Bank of San Francisco and Pacific Coast Bankers’ Bank with maximum borrowing limits on March 31, 2003 of $14,966,100 and $2,500,000, respectively.  The Federal Home Loan Bank line of credit is secured by certain of the Bank’s real estate secured loans and investment securities at March 31, 2003 the total principal balances of pledged loans was $19,152,700 and total pledged securities were $3,833,500.  The following table provides information on the Federal Home Loan Bank advances out standing at March 31, 2003.

Advance Amount	Rate	Funding Date	Maturity Date
1,000,000	6.81%	6/03/1997	6/03/2004
1,000,000	4.83%	10/06/1998	10/06/2003
1,000,000	7.72%	6/01/2000	6/03/2030
1,000,000	6.86%	8/10/2000	8/10/2005
2,750,000	3.44%	9/27/2002	9/27/2007
100,000	2.89%	10/29/2002	10/31/2005
3,900,000	2.83%	10/29/2002	10/31/2005
1,000,000	2.54%	2/04/2003	2/06/2006
1,500,000	3.34%	2/14/2003	2/14/2008

The Bank has a letter of credit in the amount of $105,000, expiring April 17, 2006, issued by Federal Home Loan Bank of San Francisco, which is used to secure local agency deposits.  The beneficiary of the letter of credit is the Administrator of Local Agency Security, Department of Financial Institutions.

The Pacific Coast Bankers’ Bank line of credit is unsecured.  The Bank did not utilize any overnight borrowings in 2003, 2002 or 2001.

Capital Resources

The Company maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends.  At March 31, 2003, stockholders’ equity was $5,760,800 versus $5,638,900 at December 31, 2002.  The Company paid a ten (10%) percent stock dividend in 2002, 2001 and 2000.  The Bank paid a cash dividend $50,000 during the three months ended March 31, 2003 and cash dividends totaling $75,000 and $100,000 to the Corporation in 2002 and 2001.

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

Under current rules, all banks are required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 risk-based capital ratio of 10.04% and a total risk-based capital ratio of 10.97% at March 31, 2003, well above the minimum regulatory requirements.  The Company had a Tier 1 risk-based capital ratio of 9.64% and a total risk-based capital ratio of 12.70% at March 31, 2003.

The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill.  The Company had a leverage capital ratio of 7.63% at March 31, 2003 while the Bank’s leverage capital ratio was 7.94%.

Under regulatory guidelines, the $3 million in Trust Preferred Securities issued in March of 2003 will qualify as Tier 1 capital up to 25% of Tier 1 capital.  Any additional Trust Preferred Securities will qualify as Tier 2 capital.

Liquidity

Liquidity represents a bank’s ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs.  For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings.  In addition, the Bank has lines of credit from the Federal Home Loan Bank of San Francisco of approximately $14,966,100 and a $2,500,000 federal funds line of credit with the Pacific Coast Bankers’ Bank to meet temporary liquidity requirements.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 10 percent of total assets (“primary liquidity”), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s primary liquidity at March 31, 2003 was 21.68 percent.

The Corporation’s sources of revenues and liquidity are the dividends, tax equalization payments or management fees from the Bank, gains on securities held in a trading account.  The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law.  To help provide financial strength, Northern California Bancorp Inc.’s trust subsidiary, Northern California Bancorp, Inc. Trust I, completed a $3 million offering in Trust Preferred Securities during March 2003, the proceeds of which were used to purchase Junior Subordinated Debentures of the Company.  Of the $2.91 million net proceeds, $1 million was contributed by the Company to the Bank to increase its capital, $1.14 million was used to retire existing Company debt and the remainder held in a deposit account with the Bank as working capital.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  At March 31, 2003 the affect of a 2% increase in the federal funds sold rate, expressed, as a percentage of equity, was a positive 7.94%.  At March 31, 2003 the fed funds target rate was 1.25%; therefore, the model assumed a 1% decrease in the fed funds rate resulting in negative affect on capital of 8.2%.

The Corporation’s sources of revenues and liquidity are the dividends, tax equalization payments or management fees from the Bank, gains on securities held in a trading account and the line of credit from the Pacific Coast Bankers’ Bank.  The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law.

Investment Securities

The following table sets forth the book and market value of the Bank’s investment securities at March 31, 2003:

	INVESTMENT PORTFOLIO MIX March 31, 2003
	Book Value	Market Value
Securities Available for Sale
Government National Mortgage Association	3,992,600	4,000,200
Corporate Debt Securities	1,507,800	1,456,000
Total	5,500,400	5,456,200

The following table summarizes the maturity of the Bank’s investment securities at March 31, 2003:

	INVESTMENT PORTFOLIO MATURITIES (Dollars in thousands) Available for Sale
	Amortized Cost	Fair Value
Due between one and five years	757,800	727,300
Due between five and ten years	750,000	728,700
Due between ten and fifteen years	—	—
Due in over fifteen years	3,992,600	4,000,200
	5,500,400	5,456,200

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as Defined in Section 13(a) – 14(c) of the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s management within the 90-day period preceding the filing date of this quarterly report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls:  In the quarter ended March 31, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factor that could significantly affect these controls.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 4.  Submission of Matters to a vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

A.                                   EXHIBITS

99.1                Certification of the Chief Executive Officer of Northern California Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                Certification of the Chief Financial Officer of Northern California Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.                                     REPORTS on FORM 8-K

None

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN CALIFORNIA BANCORP, INC.

Date:	May 9, 2003	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chief Executive Officer
and President

Date:	May 9, 2003	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and

Principal Accounting Officer

CERTIFICATIONS

I, Charles T. Chrietzberg, Jr. certify that:

1.         I have read this annual report on Form 10-QSB of Northern California Bancorp, Inc.;

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

5.         The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee or registrant’s board of directors (or persons performing the equivalent functions):

2.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

3.               any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chairman of the Board &
Chief Executive Officer

CERTIFICATIONS

I, Bruce N. Warner certify that:

1.         I have read this annual report on Form 10-QSB of Northern California Bancorp, Inc.;

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

5.         The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee or registrant’s board of directors (or persons performing the equivalent functions):

4.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

5.               any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer &
Principal Accounting Officer