Form 10QSB
period 2003-06-30
NORTHERN CALIFORNIA BANCORP INC
filed 2003-08-12
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2003

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

for the period from to

Commission File Number 0-27666

NORTHERN CALIFORNIA BANCORP, INC.

(Name of Small Business Issuer in its Charter)

Incorporated in the State of California

IRS Employer Identification Number 77-0421107

Address:  601 Munras Avenue, Monterey, CA  93940

Telephone: (831) 649-4600

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒          No  ☐

As of August 5, 2003, the Corporation had 1,528,711 shares of common stock outstanding.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTHERN CALIFORNIA BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	JUNE 30 2003	DECEMBER 31 2002
ASSETS:
Cash and Cash Equivalents	13,973,300	13,017,100
Trading Account	108,100	82,200
Investment Securities, available for sale (Note 1)	6,806,400	6,039,800
Other Investments	2,107,500	1,210,500
Loans Held for Sale	2,129,100	982,500
Gross Loans (Note 2)	66,200,400	60,041,300
Allowance for Possible Loan Losses (Note 3)	(694,300)	(636,900)
Deferred Origination Fees	(137,500)	(130,000)
Net Loans	65,368,600	59,274,400
Bank Premises and Equipment, Net	2,250,400	2,243,700
Cash Surrender Value of Life Insurance	2,214,100	2,160,400
Interest Receivable and Other Assets	1,395,400	1,268,700
Total Assets	96,352,900	86,279,300

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Total Deposits (Note 4)	71,596,100	67,616,400
Short-term Borrowing	—	200,000
Long-term Borrowing	—	972,200
Federal Home Loan Bank Borrowed Funds	14,750,000	10,750,000
Junior Subordinated Debt Securities	3,000,000	—
Interest Payable and Other Liabilities	992,100	1,101,800
Total Liabilities	90,338,200	80,640,400

Shareholders’ Equity:
Common Stock - No Par Value Authorized: 2,500,000 in 2003 and 2002 Outstanding:1,500,552 in 2003 and 1,479,175 in 2002	4,512,400	4,500,400
Retained Earnings	1,478,500	1,120,900
Accumulated Other Comprehensive Income (Loss)	23,800	17,600
Total Shareholders’ Equity	6,014,700	5,638,900
Total Liabilities & Shareholders’ Equity	96,352,900	86,279,300

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
INTEREST INCOME:
Interest and Fees on Loans	1,213,800	1,080,500	2,409,300	2,140,900
Interest on Time Deposits with Financial Institutions	—	800	—	1,700
Interest on Investment Securities	99,200	73,100	181,400	186,600
Interest on Federal Funds	31,600	33,800	51,300	60,400
Total Interest Income	1,344,600	1,188,200	2,642,000	2,389,600

INTEREST EXPENSE:
Interest on Interest-Bearing Transaction Accounts	11,900	29,200	24,100	55,900
Interest on Savings Accounts	17,000	14,700	31,200	28,500
Interest on Time Deposits	284,000	366,700	578,400	771,700
Interest on Other Borrowed Funds	171,500	82,400	314,800	163,900
Total Interest Expense	484,400	493,000	948,500	1,020,000

Net Interest Income	860,200	695,200	1,693,500	1,369,600
PROVISION FOR POSSIBLE LOAN LOSSES	25,000	15,000	75,000	52,000
Net Interest Income After Provision for Possible Loan Losses	835,200	680,200	1,618,500	1,317,600

NONINTEREST INCOME:
Service Charges on Deposit Accounts	118,800	117,200	256,300	238,800
SBA Loan Sales & Servicing Income	112,800	172,500	291,000	245,300
Other Operating Income	785,100	553,800	1,414,000	1,140,800
Total Noninterest Income	1,016,700	843,500	1,961,300	1,624,900

NONINTEREST EXPENSE:
Salaries and Employee Benefits	600,200	498,100	1,211,600	1,029,300
Occupancy and Equipment Expense	122,000	92,800	262,800	176,500
Professional Fees	26,800	21,700	48,700	40,400
Data Processing	92,200	88,100	182,900	167,200
FDIC & State Assessments	7,400	7,100	14,900	14,200
Other Operating Expenses	682,800	643,500	1,313,100	1,242,700
Income Tax Expense	109,100	72,000	188,300	77,600
Total Noninterest Expense	1,640,500	1,423,300	3,222,300	2,747,900
NET INCOME (LOSS)	211,400	100,400	357,600	194,600

Earnings Per Common Share
Primary	0.14	0.07	0.24	0.13
Diluted	0.12	0.06	0.20	0.11

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	2003	2002
NET INCOME	357,600	194,600
Adjustments to net income:
Depreciation and amortization expense	81,700	60,900
Amortization/Accretion on investments	(15,700)	(2,100)
(Gain) loss on sale of securities	(2,300)	(17,800)
Provision for possible loan losses	75,000	52,000
Increase (decrease) in accrued expenses	(32,400)	65,100
(Increase) decrease in prepaid expenses	556,800	204,900
Increase (decrease) in interest payable	(77,300)	(146,000)
(Increase) decrease in interest receivable	(41,800)	(14,700)
(Increase) decrease in loans held for sale	(1,146,600)	(1,061,100)
Total adjustments to net income	(602,600)	(858,800)
Net cash provided (used) by operations	(245,000)	(664,200)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of investments	1,297,700	—
Proceeds from sale of investments	6,300	10,801,900
Purchase of securities	(2,969,500)	(4,741,900)
Net (increase) decrease in loans	(6,864,400)	(2,250,100)
Proceeds from sale of equipment	2,100	—
Proceeds from exercise of stock options	15,700	30,300
Repurchase of common stock and stock options	(3,700)	(20,600)
Capital expenditures	(90,500)	(93,200)
Net cash provided (used) in investing activities	(8,606,300)	3,726,400

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	3,979,700	2,227,700
Net increase (decrease) in borrowed funds	5,827,800	—
Net cash provided (used) by financing activities	9,807,500	2,227,700

Net increase (decrease) in cash & cash equivalents	956,200	5,289,900
Cash & cash equivalents - beginning of year	13,017,100	11,492,900

Cash & cash equivalents - end of period	13,973,300	16,782,800

NOTES TO FINANCIAL STATEMENTS

	JUNE 30 2003	DECEMBER 31 2002
(NOTE 1) INVESTMENT SECURITIES:
Available for sale:
U S Government Agencies	1,006,700	—
Government National Mortgage Association	3,230,200	4,553,300
Corporate Debt Securities	2,569,500	1,486,500
Total Securities Available for Sale	6,806,400	6,039,800

(NOTE 2) GROSS LOANS:
Commercial and Industrial	13,788,800	13,449,900
Construction	2,640,100	4,066,300
Real Estate - Mortgage	49,270,000	41,999,800
Installment	441,000	461,900
Government Guaranteed Loans Purchased	60,500	63,400
Gross Loans	66,200,400	60,041,300

(NOTE 3) ALLOWANCE FOR POSSIBLE LOAN LOSSES:
Balance at Beginning of Period	636,900	566,300
Recoveries	800	13,300
Provision for Possible Loan Losses	75,000	117,000
Loans Charged Off	(18,400)	(59,700)
Balance at End of Period	694,300	636,900

(NOTE 4) DEPOSITS:
Demand	16,450,600	15,023,700
Interest-Bearing Transaction	12,185,800	12,653,400
Savings	5,746,700	4,667,900
Time Under $100,000	21,076,000	19,143,900
Time Equal to or Greater than $100,000	16,137,000	16,127,500
	71,596,100	67,616,400

(Note 5) Basis of presentation

The interim condensed financial statements of Northern California Bancorp, Inc. are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Company for the interim periods.  The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.  The year-end balance sheet data at December 31, 2002 was derived from the audited financial statements.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2002.

(Note 6) Stock Option Plan

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

	2003	2002
Net income:
As reported	$357,600	$194,600
Pro forma	$338,600	$157,300

Earnings per share:
Basic - as reported	$0.239	$0.131
Basic - pro forma	$0.227	$0.106

Diluted - as reported	$0.201	$0.111
Diluted - pro forma	$0.190	$0.090

The fair value of these options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for 2003 and 2002: risk-free interest rate of 4.57 percent; dividend yield of 0 percent; expected option life of 5.0 years; and volatility of 30 percent.

(NOTE 7) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	6/30/03	6/30/02
Payments during the period ending:
Interest	992,000	1,177,000
Income Taxes	203,400	77,600

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The following discussion reviews and analyzes the operating results and financial condition of the Corporation, focusing on the Bank.  It should be read in conjunction with the financial statements and the other financial data presented elsewhere herein.

For the six months, ended June 30, 2003 net income was $357,600, an increase of $162,900 when compared to the same period in 2002.  The increase in earnings during this period was the result of a $300,900 increase in net interest income after provision for loan losses and a $336,400 increase in non-interest income, partially offset by a $474,400 increase in non-interest expense.

The following table sets forth certain selected financial ratios of the Corporation at and for the six months ended, June 30, 2003 and 2002.

	For the six months Ended June 30, 2003	For the six months Ended June 30, 2002
	(Dollars in thousands except per share data)
Summary of Operating Results:

Total interest income	2,642	2,390
Total interest expense	948	1,020
Net interest income	1,694	1,370

Provision for possible loan losses	75	52
Net interest income after provision for loan loss	1,619	1,318

Total other income	1,961	1,625
Total other expense	3,034	2,670

Income (loss) before taxes	546	272
Provision for income tax	188	78

Net income (loss)	358	195

Per Common Share Data:

Net income - Primary (1)	0.24	0.15
Net income - Diluted (2)	0.20	0.12
Book value, end of period	4.01	3.59
Avg shares outstanding (3)	1,493,605	1,480,925

Balance Sheet Data:

Total loans, net of unearned income (4)	68,192	56,437
Total assets	96,353	85,636
Total deposits	71,596	70,560
Stockholders’ equity	6,015	5,307
Selected Financial Ratios (4):

Return on average assets(5)	0.79%	0.49%

Return on average stockholders’ equity(6)	12.35%	7.53%

Net interest spread	3.85%	3.37%

Net interest margin	4.19%	3.92%

Avg shareholders’ equity to average assets	6.36%	6.50%

Risked-Based capital ratios
Tier 1	11.95%	9.30%
Total	14.27%	10.28%
Total loans to total deposits at end of period	95.25%	79.98%

Allowance to total loans at end of period	1.02%	1.09%

Non-performing loans to total loans at end of period	0.03%	0.19%

Net charge-offs to average loans	0.03%	0.00%

(1)   Primary earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year.  The weighted average number of common shares used for this computation was 1,493,605 and 1,480,925 for June 30, 2003 and 2002, respectively.

(2)   Diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,782,722 and 1,755,802 for June 30, 2003 and 2002, respectively.

(3)   Weighted average common shares.

(4)   Includes loans being held for sale.

(5)   Averages are of daily balances.

(6)   June 30, 2003 calculated on an annualized basis.

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

Net interest income for the six-month period ended June 30, 2003 was $1,693,500 compared to $1,369,600 for the same period in 2002.  The increase of $323,900 resulted from total interest income increasing $252,400, while total interest expense decreased $71,500.  Average interest earning assets increased $10,620,000 (15.19%) with average loans increasing $9,325,000 and investments increasing $1,295,000, while the average rate earned decreased 27 basis points.  The average interest rate earned on loans decreased 25 basis points while the average interest rated earned on investments decreased 53 basis points.  Average interest bearing liabilities increased $11,620,000 (19.76%), while the average rate paid decreased 78 basis points.

The following table shows the components of the Bank’s net interest income, setting forth, for each the six months ended June 30, 2003 and 2002 and for the twelve months ended December 31, 2002, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v)the net interest yield on average interest-earning assets (i.e., net interest income divided by average interest-earning assets).  Yields are computed on a tax-equivalent basis, no tax-exempt investments were held in 2003 or 2002.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

	The Six Months Ended June 30,						The Twelve Months Ended December 31,
	2003			2002			2002
	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate
	(Dollars in thousands)
Interest Earning Assets:
Int-bearing deposits at other banks	0	0	0.00	100	2	3.49	88	3	3.30
Invest securities - Taxable	7,364	181	4.93	7,085	187	5.27	7,490	387	5.17
Federal funds sold	8,614	51	1.19	7,249	60	1.67	7,063	115	1.63
Total investments	15,978	232	2.91	14,434	249	3.45	14,641	505	3.45

Loans
Construction	4,027	177	8.78	2,002	123	12.24	2,870	272	9.46
Real estate	44,781	1,783	7.96	37,129	1,527	8.23	37,729	2,846	7.54
Installment	450	21	9.42	729	33	8.94	704	57	8.12
Commercial	15,540	428	5.51	15,615	458	5.87	15,454	1,191	7.71
Total loans	64,799	2,409	7.44	55,474	2,141	7.72	56,758	4,365	7.69

Total Interest earning assets	80,776	2,641	6.54	69,908	2,390	6.84	71,399	4,870	6.82

Interest Bearing Liabilities:
Int-bearing demand	10,398	13	0.25	10,277	47	0.91	10,960	73	0.67
Money market savings	2,160	11	1.04	1,781	9	1.02	2,021	21	1.04
Savings deposits	6,067	31	1.03	3,863	28	1.48	4,199	54	1.29
Time deposits >$100M	16,496	265	3.21	16,775	325	3.88	16,059	610	3.80
Time deposits <$100M	19,889	314	3.15	20,914	446	4.27	20,371	815	4.00
Other Borrowing	15,419	315	4.08	5,200	163	6.28	5,402	306	5.67
Total interest bearing liabilities	70,429	948	2.69	58,809	1,019	3.47	59,012	1880.2	3.19

Net interest income		1,694			1,370			2,990
Net interest spread			3.85			3.37			3.64
Net yield on interest earning assets			4.19			3.92			4.19

	Six Months Ended June 30, 2003 vs 2002			Twelve Months Ended December 31, 2002 vs 2001
	Increase (Decrease) Due to changes			Increase (Decrease) Due to Changes
	Avg Volume	Avg Rate	Total	Avg Volume	Avg Rate	Total
	(Dollars in thousands)
Interest Earning Assets:

Int-bearing deposits at other banks	(2)	0	(2)	(6)	(3)	(9)
Invest securities - Taxable	7	(12)	(5)	3	(85)	(82)
Federal funds sold	11	(20)	(9)	(114)	(134)	(249)
Total investments	16	(33)	(16)	(118)	(222)	(340)

Loans
Construction	124	(70)	54	68	(24)	44
Real estate	315	(59)	256	581	(540)	41
Installment	(12)	1	(11)	(7)	(25)	(32)
Commercial	(12)	(18)	(30)	114	(377)	(264)
Total loans	415	(146)	268	755	(966)	(211)

Total Interest Earning Assets	431	(179)	252	637	(1,188)	(551)

Interest Bearing Liabilities:

Int-bearing demand	1	(35)	(34)	15	(35)	(20)
Money market savings	2	0	2	12	(14)	(1)
Savings deposits	16	(13)	3	6	(22)	(16)
Time deposits >$100M	(5)	(56)	(61)	46	(269)	(223)
Time deposits <$100M	(22)	(111)	(133)	6	(317)	(311)
Other Borrowing	321	(169)	152	62	(48)	14
Total interest bearing liabilities	313	(383)	(70)	147	(704)	(557)

Net change in net interest	118	204	322	490	(484)	6

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

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At June 30, 2003 and 2002 the Bank’s allowance stood at 1.02 and 1.09 percent, respectively.  A provision of $75,000 was made to the allowance during the six months ended June 30, 2003 compared with $52,000 in the same period in 2002.  Charged off loans during the six months ended June 30, 2003 and 2002 totaled $18,400 and $14,800 respectively.  Recoveries for the same periods were $800 and $12,500, respectively.

The Bank’s non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans were 0.03 percent at June 30, 2003 compared with 0.19 percent at June 30, 2002.

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

Non-Interest Income

Total non-interest income for the six months ended June 30, 2003 was $1,961,300, compared with $1,624,900 for the same period in 2002.  The increase of $336,400 was the result increases of a $17,500 in service charges on deposit accounts, $45,700 in SBA loan sales and servicing and $273,200 in other operating income.  The increase in other operating income included increases of $77,900 in commercial banking origination fees, $61,700 in merchant discount fees and a gain of $36,700 on investment securities compared with a loss of $131,300 in 2002.

The sale of Small Business Administration (SBA) guaranteed loans is a significant contributor to the Bank’s income.  SBA guaranteed loans yield up to 3 3/4% over the New York prime rate, and the guaranteed portions can be sold at premiums, which vary with market conditions.  SBA loans are guaranteed by the full faith of the United States Government from 75 to 80 percent of the principal amount.  The guaranteed portion has risks comparable for an investor to a U. S. Government security and can usually be sold in the secondary financial market, either at a premium or at a yield, which allows the Bank to maintain a significant spread for itself.

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

Non-Interest Expense

Salary and benefits expense for the six months ended June 30, 2003 increased $182,300 compared with the same period in 2002.  The increase was due to merit pay increases and increased bonus accruals due to increased earnings.

Total occupancy and equipment expense for the six months ended June 30, 2003 was $262,800 compared to $176,500 for the same period in 2002.  The increase was due to leasing a branch office facility in Carmel by the Sea, additional office space in Monterey and increases under existing lease agreements.

For the six months ended June 30, 2003 professional fees were $48,700 compared with $40,400 the same period in 2002.  Accounting/audit fees increased $7,500 and legal fees increased $800.

Data processing for the six months ended June 30, 2003 increased $15,700 compared to the same period in 2002.  The increase was due to cost increased numbers of accounts and transaction volumes and an annual cost of living adjustment.

Other expenses for the six months ended June 30, 2003 totaled $1,516,300 compared with $1,334,500 for the same period in 2002.  Significant changes occurred in the following categories with increases in and income tax expense $110,700, merchant expense of $26,400, collection expense $22,700, stationary & supplies $12,500, advertising $9,400, miscellaneous expense $5,300, business development/promotions $4,100, and telephone expense $8,300; with decreases in insurance expense $11,700, other losses $7,300, miscellaneous $2,800, donation expense $4,700, entertainment & meals $8,600, security $4,100.

LOANS

Loans represented 80.48% of average earning assets, and 71.21% of average total assets for the six months ended June 30, 2003, compared with 79.35% and 69.75%, respectively during 2002.  For the six months ended June 30, 2003 average loans increased 16.92% from $55,474,000 for the same period in 2002 to $64,799,000.  Average real estate loans increased $7,652,000 (20.61%), and construction loans increased $2,025,000 (101.17%) while average installment loans decreased $279,000 (38.20%) and average commercial loans decreased $11,000 (0.07%).

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

The Bank also makes real estate loans secured by a first deed of trust on single- family residential properties and commercial and industrial real estate.  California commercial banks are permitted, depending on the type and maturity of the loan, to lend up to 90 percent of the fair market value of real property (or more if the loan is insured either by private mortgage insurers or governmental agencies).  In certain instances, the appraised value may exceed the actual amount, which could be realized on foreclosure, or declines in market value subsequent to making the loan can impair the Bank’s security.

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

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”):

	Six Months Ended June 30,
	2003	2002
	(Dollars in thousands)
Accruing, past due 90 days or more:

Real Estate	0	0
Commercial	0	0
Installment	0	0
Other	0	0
Total accruing	0	0

Nonaccrual Loans:

Real Estate	0	0
Commercial	20	109
Installment	0	0
Other	0	0
Total non-accrual	20	109

Total non-performing	20	109

Total loans end of period	68,192	56,437

Ratio of non-performing loans to total loans at end of period	0.03%	0.19%

These ratios have been maintained as a result of a strengthening of underwriting criteria, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel).  The Bank does not have any foreign loans or loans for highly leveraged transactions.

Summary of Loan Loss Experience

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
	(Dollars in thousands)
Average loans outstanding	64,799	55,474

Allowance, beginning of period	637	566

Loans charged off during period:
Commercial	18	13
Installment	0	0
Real Estate	0	1
Other	0	1
Total charge offs	18	15

Recoveries during period:
Commercial	1	13
Installment	0	0
Other	0	0
Total recoveries	1	13

Net Loans charged off during the period	17	2

Additions to allowance for possible loan losses	75	52

Allowance, end of period	695	616

Ratio of net loans charged off to average Loans outstanding during the period	0.03%	0.00%

Ratio of allowance to total loans at end of period	1.02%	1.09%

Funding Sources

Average deposits for the six months ended June 30, 2003 were $69,277,000 an increase of 1.49% compared with the average balance for 2002.  Average certificates of deposit represented 52.52% of average deposits for the six months ended June 30, 2003.  Average interest bearing checking, money market and savings accounts as a group was 26.89% of average deposits.  Average demand deposits represented 20.59% of average deposits.

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

During the six months ended June 30, 2003 interest expense on Junior Subordinated Debentures totaled $36,300 and the amortization of the issuance cost totaled $1,000.

The Bank has lines of credit from the Federal Home Loan Bank of San Francisco and Pacific Coast Bankers’ Bank with maximum borrowing limits on June 30, 2003 of $15,019,400 and $2,500,000, respectively.  The Federal Home Loan Bank line of credit is secured by real estate secured loans and investment securities at June 30, 2003 the total principal balances of pledged loans was $21,127,600 and total pledged securities were $4,103,600.  The following table provides information on the Federal Home Loan Bank advances out standing at June 30, 2003.

Advance Amount	Rate	Funding Date	Maturity Date
1,000,000	6.81%	6/03/1997	6/03/2004
1,000,000	4.83%	10/06/1998	10/06/2003
1,000,000	7.72%	6/01/2000	6/03/2030
1,000,000	6.86%	8/10/2000	8/10/2005
2,750,000	3.44%	9/27/2002	9/27/2007
100,000	2.89%	10/29/2002	10/31/2005
3,900,000	2.83%	10/29/2002	10/31/2005
1,000,000	2.54%	2/04/2003	2/06/2006
1,500,000	3.34%	2/14/2003	2/14/2008
1,500,000	1.01%	6/20/2003	6/21/2004

The Bank has a $105,000 letter of credit issued by the Federal Home Loan Bank of San Francisco to secure the uninsured portion of local agency deposits maintained with the Bank.  The letter of credit matures April 17, 2006.

Capital Resources

The Bank maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends.  At June 30, 2003, stockholders’ equity was $6,014,700 versus $5,638,900 at December 31, 2002. The Company paid a ten (10%) percent stock dividend in 2002, 2001 and 2000.  The Bank paid a cash dividend of $50,000 during the six months ended June 30, 2003 and cash dividends totaling $75,000 and $100,000 to the Corporation in 2002 and 2001.

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

Under current rules, all banks were required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets.  On a consolidated basis the Company had a Tier 1 risk-based capital ratio of 11.95% and a total risk-based capital ratio of 14.27% at June 30, 2003 well above the minimum regulatory requirements.

The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill.  The Company’s consolidated leverage capital ratio was 7.72% at June 30, 2003.

Liquidity

Liquidity represents a bank’s ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs.  For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings. The Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $15,000,000 and a $2,500,000 unsecured Federal Funds Purchased line with the Pacific Coast Bankers’ Bank to meet temporary liquidity requirements.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets (“primary liquidity”), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  In addition, it seeks to generally limit loans to not more than 90 percent of total funding sources (total deposits plus Federal Home Loan Bank advances).  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s total liquidity at June 30, 2003 was 24.85 percent; while its average loan to funding sources ratio for the six months ended June 30, 2002 was 76.58 percent.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  At June 30, 2003 the affect of a 2% increase in the federal funds sold rate would result in a 6.14% increase in equity.  At June 30, 2003 the fed funds target rate was 1.00%; therefore, the model assumed a 1% decrease in the fed funds rate resulting in negative affect on capital of 2.45%.

Investment Securities

The following table sets forth the book and market value of the Bank’s investment securities at June 30, 2003:

INVESTMENT PORTFOLIO MIX

	Book Value	Market value
	(Dollars in thousands)

Securities Available for Sale
U. S. Government Agency Securities	1,003,800	1,006,700
Government National Mortgage Association	3,254,700	3,230,200
Corporate Debt Securities	2,556,800	2,569,500
Total	6,815,300	6,806,400

The following table summarizes the maturity of the Bank’s investment securities at June 30, 2003:

INVESTMENT PORTFOLIO MATURITIES

(Dollars in thousands)

	Available for Sale
	Amortized Cost	Fair Value
Due between one and five years	2,810,600	2,794,400
Due between five and ten years	750,000	781,800
Due between ten and fifteen years	—	—
Due in over fifteen years	3,254,700	3,230,200
	6,815,300	6,806,400

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

(b) Changes in Internal Controls:  In the quarter ended June 30, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factor that could significantly affect these controls.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 4.  Submission of Matters to a vote of Security Holders.

The following proposals were presented to shareholders at the Corporation’s annual shareholders’ meeting held on May 29, 2003.

Proposal Number 1:               Election of Directors

	Number of Affirmative Votes	Number of Votes Withheld
Charles T. Chrietzberg, Jr.	1,026,533	9,354
Sandra G. Chrietzberg	1,027,024	9,354
Peter J. Coniglio	1,027,828	8,550
Carla S. Hudson	1,027,828	8,550
John M. Lotz	1,025,041	11,337

Proposal Number 2:               Amend the Company’s 1998 Stock Option Plan to increase the number of shares covered there under from 558,803 to 654,749.

Number of Affirmative Votes	Number of Votes Against	Number of Abstentions
864,717	29,394	5,059

Item 6.  Exhibits and Reports on Form 8-K.

A.         EXHIBITS

31.1               Certification of the Chief Executive Officer of Northern California Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2               Certification of the Chief Financial Officer of Northern California Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1               Certification of the Chief Executive Officer of Northern California Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2               Certification of the Chief Financial Officer of Northern California Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.                              REPORTS on FORM 8-K

None

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN CALIFORNIA BANCORP, INC.

Date:	August 11, 2003	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chief Executive Officer and President

Date:	August 11, 2003	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and Principal Accounting Officer