Form 10QSB
period 2003-09-30
NORTHERN CALIFORNIA BANCORP INC
filed 2003-11-13
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2003

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

for the period from to

Commission File Number 0-27666

NORTHERN CALIFORNIA BANCORP, INC.

(Name of Small Business Issuer in its Charter)

Incorporated in the State of California

IRS Employer Identification Number 77-0421107

Address:  601 Munras Avenue, Monterey, CA  93940

Telephone: (831) 649-4600

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒         No   ☐

As of November 3, 2003, the Corporation had 1,562,633 shares of common stock outstanding.

PART I-FINANCIAL INFORMATION

Item 1.            FINANCIAL STATEMENTS

NORTHERN CALIFORNIA BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	SEPTEMBER 30 2003	DECEMBER 31 2002
ASSETS:
Cash and Cash Equivalents	14,320,800	13,017,100
Investment Securities, available for sale (Note 1)	7,199,800	6,039,800
Trading Account	159,100	82,200
Other Investments	2,116,700	1,210,500
Loans Held for Sale	2,159,500	982,500
Gross Loans (Note 2)	67,265,500	60,041,300
Allowance for Possible Loan Losses (Note 3)	(694,400)	(636,900)
Deferred Origination Fees	(148,400)	(130,000)
Net Loans	66,422,700	59,274,400
Bank Premises and Equipment, Net	2,246,200	2,243,700
Cash Surrender Value of Life Insurance	2,233,600	2,160,400
Interest Receivable and Other Assets	1,833,700	1,268,700
Total Assets	98,692,100	86,279,300

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Total Deposits (Note 4)	73,488,100	67,616,400
Short-term Borrowing	—	200,000
Long-term Borrowing	—	972,200
Federal Home Loan Bank Borrowed Funds	14,750,000	10,750,000
Junior Subordinated Debt Securities	3,000,000	—
Interest Payable and Other Liabilities	1,128,100	1,101,800
Total Liabilities	92,366,200	80,640,400

Shareholders’ Equity:
Common Stock - No Par Value Authorized: 2,500,000 in 2003 and 2002 Outstanding 1,528,711 in 2003 and 1,479,175 in 2002	4,561,400	4,500,400
Retained Earnings	1,687,500	1,120,900
Accumulated Other Comprehensive Income (Loss)	77,000	17,600
Total Shareholders’ Equity	6,325,900	5,638,900
Total Liabilities & Shareholders’ Equity	98,692,100	86,279,300

NORTHERN CALIFORNIA BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

INTEREST INCOME:
Interest and Fees on Loans	1,360,400	1,084,700	3,769,700	3,225,600
Interest on Time Deposits with Financial Institutions	0	600	0	2,300
Interest on Investment Securities	49,700	104,800	231,100	291,400
Interest on Federal Funds	22,700	32,300	74,000	92,700
Total Interest Income	1,432,800	1,222,400	4,074,800	3,612,000

INTEREST EXPENSE:
Interest on Interest-Bearing Transaction Accounts	11,800	25,800	35,900	81,700
Interest on Savings Accounts	15,000	14,300	46,200	42,800
Interest on Time Deposits	284,000	342,200	862,400	1,113,900
Interest on Other Borrowed Funds	174,800	84,400	489,600	248,300
Total Interest Expense	485,600	466,700	1,434,100	1,486,700

Net Interest Income	947,200	755,700	2,640,700	2,125,300
PROVISION FOR POSSIBLE LOAN LOSSES	0	25,000	75,000	77,000
Net Interest Income After Provision for Possible Loan Losses	947,200	730,700	2,565,700	2,048,300

NONINTEREST INCOME:
Service Charges on Deposit Accounts	119,600	130,600	375,900	369,400
SBA Loan Sales & Servicing Income	127,200	84,900	418,200	330,200
Other Operating Income	832,100	683,400	2,246,100	1,824,200
Total Noninterest Income	1,078,900	898,900	3,040,200	2,523,800

NONINTEREST EXPENSE:
Salaries and Employee Benefits	626,200	518,200	1,837,800	1,547,500
Occupancy and Equipment Expense	124,500	93,700	387,300	270,200
Professional Fees	21,900	22,200	70,600	62,600
Data Processing	87,300	108,700	270,200	275,900
FDIC & State Assessments	12,500	4,400	27,400	18,600
Other Operating Expenses	790,600	714,900	2,103,700	1,957,600
Income Tax Expense	154,000	58,100	342,300	135,700
Total Noninterest Expense	1,817,000	1,520,200	5,039,300	4,268,100
NET INCOME (LOSS)	209,100	109,400	566,600	304,000

Earnings Per Common Share
Primary	0.14	0.07	0.38	0.21
Diluted	0.12	0.06	0.32	0.17

NORTHERN CALIFORNIA BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	2003	2002

NET INCOME	566,600	304,000
Adjustments to net income:
Depreciation and amortization expense	120,700	34,600
Amortization/Accretion on investments	(61,600)	(5,100)
(Gain) loss on sale of securities	(42,000)	(51,700)
Provision for possible loan losses	75,000	77,000
Increase (decrease) in accrued expenses	20,689	105,500
(Increase) decrease in prepaid expenses	(634,400)	193,000
Increase (decrease) in interest payable	(20,900)	(204,700)
(Increase) decrease in interest receivable	(35,500)	(13,300)
(Increase) decrease in loans held for sale	(1,177,000)	(553,700)
Total adjustments to net income	(1,755,011)	(418,400)
Net cash provided (used) by operations	(1,188,411)	(114,400)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of investments	1,933,600	—
Proceeds from sale of investments	70,400	12,814,300
Purchase of securities	(4,043,400)	(10,435,100)
Net (increase) decrease in loans	(7,165,100)	(3,354,800)
Capital expenditures	(123,200)	(169,600)
Exercise of stock options	82,500	30,300
Stock repurchase	(21,500)	(2,300)
Net cash provided (used) in investing activities	(9,266,700)	(1,117,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	5,931,000	(2,007,700)
Net increase (decrease) in borrowed funds	5,827,811	2,750,000
Net cash provided (used) by financing activities	11,758,811	742,300

Net increase (decrease) in cash & cash equivalents	1,303,700	(489,300)
Cash & cash equivalents - beginning of year	13,017,100	11,492,900

Cash & cash equivalents - end of period	14,320,800	11,003,600

See Note 5 for Supplemental Disclosures

	SEPTEMBER 30 2003	DECEMBER 31 2002
(NOTE 1) INVESTMENT SECURITIES:

Available for sale:
US Government Securities	2,004,600	—
Corporate Debt Securities	2,579,200	4,553,300
Government National Mortgage Association Securities	2,616,000	1,486,500
	7,199,800	6,039,800

(NOTE 2) GROSS LOANS:

Commercial and Industrial	12,833,600	13,449,900
Construction	3,699,000	4,066,300
Real Estate – Mortgage	50,097,600	41,999,800
Installment	576,200	461,900
Government Guaranteed Loans Purchased	59,100	63,400
Gross Loans	67,265,500	60,041,300

(NOTE 3) ALLOWANCE FOR POSSIBLE LOAN LOSSES:

Balance at Beginning of Period	636,900	566,300
Recoveries	900	13,300
Provision for Possible Loan Losses	75,000	117,000
Loans Charged Off	(18,400)	(59,700)
Balance at End of Period	694,400	636,900

(NOTE 4) DEPOSITS:

Demand	16,817,300	15,023,700
Interest-Bearing Transaction	14,066,600	12,653,400
Savings	5,787,200	4,667,900
Time Under $100,000	20,356,700	19,143,900
Time Equal to or Greater than $100,000	16,460,300	16,127,500
	73,488,100	67,616,400

(Note 5) Basis of presentation

The interim condensed financial statements of Northern California Bancorp, Inc. are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Company for the interim periods.  The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.  The year-end balance sheet data at December 31, 2002 was derived from the audited financial statements.

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

	3 Months Ended September 30		9 Months Ended September 30
	2003	2002	2003	2002
Net income:
As reported	$209,100	$109,400	$566,600	$304,000
Pro forma	$189,900	$72,100	$547,400	$266,700

Earnings per share:
Basic - as reported	$0.139	$0.074	$0.377	$0.205
Basic - pro forma	$0.139	$0.074	$0.364	$0.180

Diluted - as reported	$0.117	$0.062	$0.317	$0.172
Diluted - pro forma	$0.117	$0.062	$0.306	$0.151

The fair value of these options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for 2003 and 2002: risk-free interest rate of 4.89 percent; dividend yield of 0 percent; expected option life of 5.0 years; and volatility of 30 percent.  During the quarter ending September 30, 2003, there were 32,596 in options exercised by officers of the corporation.

(NOTE 7) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Payments during the period ending:	9/30/03	9/30/02
Interest	1,485,300	1,684,700
Income Taxes	366,500	163,100

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

For the nine months ended September 30, 2003 net income was $566,600, an increase of $262,600 when compared to the same period in 2002.  The increase in earnings during this period resulted from an increase of $516,400 in non-interest income, an increase of $517,400 in net interest income after provision for loan losses, partially offset by an increase of $771,200 in non-interest expense.

The following table sets forth certain selected financial ratios of the Corporation at, and for the nine months ended, September 30, 2003 and 2002.

	For the nine months Ended September 30, 2003	For the nine months Ended September 30, 2002
	(Dollars in thousands except per share data)
Summary of Operating Results:
Total interest income	4,075	3,612
Total interest expense	1,434	1,487
Net interest income	2,641	2,125

Provision for possible loan losses	75	77
Net interest income after provision for loan loss	2,566	2,048

Total other income	3,040	2,524
Total other expense	4,697	4,133

Income (loss) before taxes	909	440
Provision for income tax	342	136

Net income (loss)	567	304

Per Common Share Data:
Net income - Primary (1)	0.38	0.21
Net income - Diluted (2)	0.32	0.17
Book value, end of period	4.14	3.63
Avg shares outstanding (3)	1,504,523	1,480,336

Balance Sheet Data:
Total loans, net of unearned income (4)	69,277	57,113
Total assets	98,692	80,665
Total deposits	73,488	66,325
Stockholders’ equity	6,326	5,374

	For the nine months Ended September 30, 2003	For the nine months Ended September 30, 2002

Selected Financial Ratios (5):

Return on average assets(6)	0.81%	0.51%

Return on average stockholders’ equity(6)	12.75%	7.74%

Net interest spread	3.88%	3.45%

Net interest margin	4.24%	4.00%

Avg shareholders’ equity to average assets	6.34%	6.53%

Risked-Based capital ratios
Tier 1	9.61%	9.43%
Total	12.27%	10.37%
Total loans to total deposits at end of period	94.27%	86.11%

Allowance to total loans at end of period	1.00%	1.01%

Non-performing loans to total loans at end of period	0.04%	0.09%

Net charge-offs to average loans	0.03%	0.08%

(1)   Primary earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year.  The weighted average number of common shares used for this computation was 1,504,523 and 1,480,336 for September 30, 2003 and 2002, respectively.

(2)   Diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,786,642 and 1,770,516 for September 30, 2003 and 2002, respectively.

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

Net interest income for the nine-month period ended September 30, 2003 was $2,640,700 compared to $2,125,300 for the same period in 2002.  The increase of $515,400 resulted from total interest income increasing $462,800, while total interest expense decreased $52,600.  Average interest earning assets increased $12,302,000 (17.38%), while the average rate earned decreased 26 basis points.  Average interest bearing liabilities increased $12,628,000 (21.35%), while the average rate paid decreased 69 basis points.

The following table shows the components of the Bank’s net interest income, setting forth, for each the nine months ended September 30, 2003 and 2002, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v) the net interest yield on average interest-earning assets (i.e., net interest income divided by average interest-earning assets).  Yields are computed on a tax-equivalent basis, no tax-exempt securities were held during the nine months ended September 30, 2003 or 2002.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

	The Nine Months Ended September 30,						The Twelve Months Ended December 31,
	2003			2002			2002
	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate
	(Dollars in thousands)
Interest Earning Assets:

Int-bearing deposits at other banks	0	0	0.00	100	2	3.12	88	3	3.30
Invest securities - Taxable	8,096	231	3.81	7,288	291	5.33	7,490	387	5.17
Federal funds sold	8,845	74	1.12	7,382	93	1.67	7,063	115	1.63

Total investments	16,941	305	2.40	14,770	386	3.49	14,641	505	3.45

Loans
Construction	3,626	293	10.79	2,288	195	11.37	2,870	272	9.46
Real estate	46,303	2,611	7.52	37,153	2,092	7.51	37,729	2,846	7.54
Installment	478	29	8.17	734	47	8.45	704	57	8.12
Commercial	15,737	836	7.08	15,839	892	7.51	15,454	1,191	7.71

Total loans	66,144	3,770	7.60	56,013	3,226	7.68	56,758	4,365	7.69

Total Interest earning assets	83,085	4,075	6.54	70,783	3,612	6.80	71,399	4,870	6.82

Interest Bearing Liabilities:

Int-bearing demand	10,534	20	0.25	10,857	66	0.82	10,960	73	0.67
Money market savings	2,401	16	0.91	1,976	15	1.03	2,021	21	1.04
Savings deposits	5,946	46	1.04	4,063	43	1.40	4,199	54	1.29
Time deposits >$100M	16,506	391	3.16	16,373	473	3.86	16,059	610	3.80
Time deposits <$100M	20,165	472	3.12	20,681	640	4.13	20,371	815	4.00
Other Borrowing	16,236	490	4.02	4,010	227	6.35	5,402	306	5.67
Total interest bearing liabilities	71,789	1,434	2.66	59,161	1,487	3.35	59,012	1880.2	3.19

Net interest income		2,641			2,125			2,990

Net interest spread			3.88			3.45			3.64

Net yield on interest earning assets			4.24			4.00			4.19

	Nine Months Ended September 30, 2003 vs 2002 Increase(Decrease) Due to changes			Twelve Months Ended December 31, 2002 vs 2001 Increase(Decrease) Due to Changes
	Avg Volume	Avg Rate	Total	Avg Volume	Avg Rate	Total
	(Dollars in thousands)
Interest Earning Assets:

Int-bearing deposits at other banks	(2)	0	(2)	(6)	(3)	(9)
Invest securities - Taxable	32	(93)	(60)	3	(85)	(82)
Federal funds sold	18	(37)	(19)	(114)	(134)	(249)

Total investments	48	(130)	(81)	(118)	(222)	(340)

Loans
Construction	114	(16)	98	68	(24)	44
Real estate	515	4	519	581	(540)	41
Installment	(16)	(1)	(17)	(7)	(25)	(32)
Commercial	(6)	(50)	(56)	114	(377)	(264)
Total loans	607	(64)	544	755	(966)	(211)

Total Interest Earning Assets	656	(194)	463	368	(944)	(576)

Interest Bearing Deposits:

Int-bearing demand	(2)	(45)	(47)	15	(35)	(20)
Money market savings	3	(2)	1	12	(13)	(1)
Savings deposits	20	(16)	3	6	(22)	(16)
Time deposits >$100M	4	(87)	(83)	46	(269)	(223)
Time deposits <$100M	(16)	(153)	(168)	6	(317)	(311)
Other Borrowing	527	(284)	243	62	(48)	14

Total interest bearing deposits	535	(588)	(53)	147	(703)	(557)

Net change in net interest	12	394	516	221	(241)	(19)

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

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At September 30, 2003 and 2002 the Bank’s allowance stood at 1.00 percent and 1.01 percent of gross loans, respectively.  A provision of $75,000 was made to the allowance during the nine months ended September 30, 2003, compared to a provision of $77,000 in the same period in 2002.  Charged off loans during the nine months ended September 30, 2003 and 2002 totaled $18,400 and $59,700 respectively.  Recoveries for the same periods were $1,000 and $12,700, respectively.

The Bank’s non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans were 0.04 percent at September 30, 2003 compared with 0.09 percent at September 30, 2002.

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

Non-Interest Income

Total non-interest income for the nine months ended September 30, 2003 was $3,040,200, compared with $2,523,800 for the same period in 2002.  The increase of  $516,400 was the result of increases of $6,500 in service charges on deposit accounts, $88,000 income from SBA loan sales and servicing and $421,900 in income from other service charges, commissions and fees. The increase in other service charges, commissions and fees resulted from increases of $123,200 in merchant discount fees, $123,000 in commercial banking origination fees and a gain of $45,600 in mark to market on trading assets compared with a loss of $175,200 in 2002.

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

There can be no assurance that the gains on sale will continue at, or above, the levels realized in the past three years.  In addition, increasing competition among lenders for qualified SBA borrowers makes it difficult for the Bank to continually expand its program in this area, and may limit the level of premium that can be earned with regard thereto.  Furthermore, the SBA requires lenders share a portion of premiums in excess of 10% earned on the sale of the guaranteed portions, and to pay 50 basis points on the outstanding guaranteed balance.

Non-Interest Expense

Salary and benefits expense for the nine months ended September 30, 2003 increased $290,300 compared with the same period in 2002.  The increase was due to the addition of three full time positions for the Carmel By The Sea Branch, which opened in November 2002, the addition of a lending officer in May 2003 and increased bonus accruals.

Occupancy and equipment expense increased $117,100 compared with the same period in 2002.  Occupancy expense increased $92,000, due primarily to increased premises rental expense, and equipment expense increased $25,000.  The opening of the Carmel By The Sea Branch and rental of the Tyler Street office accounted for the majority of the increases.

Data processing expense for the nine months ended September 30, 2003 decreased $5,700 compared to the same period in 2002.

For the nine months ended September 30, 2003 professional fees increased $8,000 compared to the same period in 2002.  The increase was due to increased audit/accounting fees.

Other expenses for the nine months ended September 30, 2003 totaled $2,103,700 compared with $1,957,600 for the same period in 2002.  Significant changes occurred in the following categories with increases in merchant processing expense $85,800, collection expense $23,500, advertising expense $15,100, telephone expense $11,700, stationary and supplies $10,800, business development $6,800, bank fees $6,000 and insurance expense $5,800; decreases occurred in travel expense $8,200, entertainment and meals expense $7,900, tellers’ differences $7,500, donations $6,400 and prepaid card program expense $5,200.

Income tax expense for the nine months ended September 30, 2003 was $342,300 compared with $135,700 for the same period in 2002.  The $206,600 increase was due to a $469,200 increase in pretax.

LOANS

Loans represented 79.61% of average earning assets, and 71.45% of average total assets for the nine months ended September 30, 2003, compared with 83.01% and 70.28%, respectively during 2002.  For the nine months ended September 30, 2003 average loans increased 18.09% from $56,013,000 for the same period in 2002 to $66,144,000. Average real estate increased $9,151,000 (24.63%) and average construction loans increased $1,338,000 (58.48%) while average installment loans decreased $256,000 (34.85%) and average commercial loans decreased $102,000 (0.64%).

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

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”):

	Nine Months Ended September 30,
	2003	2002
	(Dollars in thousands)
Accruing,
past due 90 days or more:

Real Estate	0	0
Commercial	0	0
Installment	0	0
Other	0	0
	0	0

Nonaccrual Loans:

Real Estate	0	0
Commercial	28	50
Installment	0	0
Other	0	0
Total non-accrual	28	50

Total non-performing	28	50

Total loans end of period	69,277	57,190

Ratio of non-performing loans to total loans at end of period	0.04%	0.09%

These ratios have been maintained as a result of a strengthening of underwriting criteria, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel).  The Bank does not have any foreign loans or loans for highly leveraged transactions.

Summary of Loan Loss Experience

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
	(Dollars in thousands)
Average loans outstanding	66,144	56,013

Allowance, beginning of period	637	566

Loans charged off during period:
Commercial	18	58
Installment	0	1
Real Estate	0	1
Other	0	0
Total charge offs	18	60

Recoveries during period:
Commercial	1	13
Installment	0	0
Other	0	0
Total recoveries	1	13

Net Loans charged off during the period	17	47

Additions to allowance for possible loan losses	75	77

Allowance, end of period	694	596

Ratio of net loans charged off to average Loans outstanding during the period	0.03%	0.08%

Ratio of allowance to total loans at end of period	1.00%	1.01%

Funding Sources

Average deposits for the nine months ended September 30, 2003 were $70,548,000 an increase of 2.57% compared with the average balance for 2002.  Average certificates of deposit represented 51.98% of average deposits for the nine months ended September 30, 2003.  Average interest checking accounts, money market and savings accounts as a group was 26.76% of average deposits.  Average demand deposits represented 21.26% of average deposits.

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

During the nine months ended September 30, 2003 interest expense on Junior Subordinated Debentures totaled $69,800 and the amortization of the issuance cost totaled $1,900.

The Bank has lines of credit from the Federal Home Loan Bank of San Francisco and Pacific Coast Bankers’ Bank with maximum borrowing limits on September 30, 2003 of $15,749,000 and $2,500,000, respectively.  The Federal Home Loan Bank line of credit is secured by real estate secured loans and investment securities at September 30, 2003 the total principal balances of pledged loans was $22,617,600 and total pledged securities were $4,565,000.  The following table provides information on the Federal Home Loan Bank advances out standing at September 30, 2003.

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

Capital Resources

The Company maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends.  At September 30, 2003, stockholders’ equity was $6,325,900 versus $5,638,900 at December 31, 2002.  The Company paid a ten (10%) percent stock dividend in 2002, 2001 and 2000.  The Bank paid cash dividends to the Corporation totaling $50,000 during the nine months ended September 30, 2003, $75,000 in 2002 and $200,000 in 2001.

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

Under current rules, all banks were required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 risk-based capital ratio of 9.75% and a total risk-based capital ratio of 10.63% at September 30, 2003, well above the minimum regulatory requirements.

The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill.  The Bank had a leverage capital ratio of 7.98% at September 30, 2003.

Liquidity

Liquidity represents a bank’s ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs.  For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings. The Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $15,749,000, and a $2,500,000 unsecured Federal Funds Purchased line of credit with the Pacific Coast Bankers’ Bank, to meet temporary liquidity requirements.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to at least 10 percent of total assets (“primary liquidity”), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  In addition, it seeks to generally limit loans to not more than 90 percent of deposits.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s primary liquidity at September 30, 2003 was 21.00 percent, while its average loan to deposit ratio for the nine months ended September 30, 2003 was 93.76 percent.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  At September 30, 2003 the affect of a 2% increase in the federal funds sold rate would result in a 5.00% increase in equity.  At September 30, 2003 the fed funds target rate was 1.00%; therefore, the model assumed a 1% decrease in the fed funds rate resulting in negative affect on capital of 2.50%.

Investment Securities

At September 30, 2003 the Company, in addition to its investment in Monterey County Bank, held investments of $159,100 in Trading Account Securities, $25,000 in Mission Valley Bank and $204,200 in Diversified Holding Corporation.

The following table sets forth the book and market value of the Bank’s investment securities at September 30, 2003:

INVESTMENT PORTFOLIO MIX

	Book Value	Market value
	(Dollars in thousands)
Available for Sale:
U. S. Agency Securities	2,000	2,005
Government National Mortgage Association	2,565	2,616
Equity Securities	2,551	2,579
	7,116	7,200

The following table summarizes the maturity of the Bank’s investment securities at September 30, 2003:

INVESTMENT PORTFOLIO MATURITIES

(Dollars in thousands)

	1 year or less	over 1 through 3 years	over 3 through 5 years	over 5 through 15 years	over 15 years
U. S. Agency Securities	—	1,005	1,000	—	—
Government National Mortgage Association	—	—	—	—	2,616
Corporate Debt Securities	—	1,801	—	750	—

Total	—	2,806	1,000	750	2,616

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

(b) Changes in Internal Controls:  In the quarter ended September 30, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factor that could significantly affect these controls.

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

NORTHERN CALIFORNIA BANCORP, INC.

Date:	November 10, 2003	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr. Chairman of the Board & Chief Executive Officer

Date:	November 10, 2003	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and Principal Accounting Officer