Form 10KSB
period 2003-12-31
NORTHERN CALIFORNIA BANCORP INC
filed 2004-03-25
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)
for fiscal year ended December 31, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒               No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

Revenues for the year ended December 31, 2003; $ 7,972,800.

As of March 1, 2004, the Corporation had 1,566,658 shares of common stock out-standing.  The aggregate market value of voting stock held by non-affiliates of the Corporation was $2,351,300, based on the most recent sale at $3.00 per share on February 3, 2004.

The following documents are incorporated by reference to the parts indicated of this Form 10-KSB:

1.               Portions of the Independent Auditor’s Report for the fiscal year ended December 31, 2003 are incorporated by reference in Part II Item 7.

FORM 10-KSB CROSS REFERENCE INDEX

PART I

Certain matters discussed or incorporated by reference in this Annual Report of Form 10-K including, but not limited to, those described in “Item 6 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, (1) competitive pressure in the banking industry increases significantly; (2) changes in the interest rate environment reduces margins; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; and (6) changes in securities markets. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company.

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

At December 31, 2003 the Bank had total assets, deposits and shareholders’ equity of approximately $107,052,200, $80,760,500 and $11,284,100, respectively.

Northern California Bancorp, Inc. Trust I

On March 27, 2003, Northern California Bancorp, Inc. Trust I, a newly formed Delaware statutory business trust and a wholly owned subsidiary of the Company (the Trust), issued an aggregate of $3.0 million of principal amount of Floating Rate TRUPS® (Capital Trust Pass-through Securities of the Trust) (the Trust Preferred Securities).  Bear Stearns & Co., Inc. acted as placement agent in connection with the offering of the Trust Preferred Securities.  The securities issued by the Trust are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment.  The entire proceeds to the Trust from the sale of the Trust Preferred Securities were used by the Trust in order to purchase $3.0 million in principal amount of the Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 issued by the Company (the Subordinated Debt Securities).

The Subordinated Debt Securities bear a variable interest rate equal to the three-month LIBOR plus 3.25%.  Total broker and legal costs associated with the issuance of $115,000 are being amortized over a 30 year period.

Northern California Bancorp, Inc. Trust II

On November 13, 2003, Northern California Bancorp, Inc. Trust II, a newly formed Delaware statutory business trust and a wholly owned subsidiary of the Company (the Trust), issued an aggregate of $5.0 million of principal amount of Floating Rate TRUPS® (Capital Trust Pass-through Securities of the Trust) (the Trust Preferred Securities).  Citigroup Global Markets, Inc. acted as placement agent in connection with the offering of the Trust Preferred Securities.  The securities issued by the Trust are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment.  The entire proceeds to the Trust from the sale of the Trust Preferred Securities were used by the Trust in order to purchase $5.0 million in principal amount of the Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 issued by the Company (the Subordinated Debt Securities).

The Subordinated Debt Securities bear a variable interest rate equal to the three-month LIBOR plus 2.85%.  Total broker and legal costs associated with the issuance of $54,000 are being amortized over a 30 year period.

EMPLOYEES

At December 31, 2003 the Northern California Bancorp, Inc. and its subsidiary Monterey County Bank employed a total of 41 full time equivalent persons.

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

To compete with the financial institutions in its primary service area, the Bank intends to use the flexibility, which its independent status will permit.  Its activities in this regard include an ability and intention to respond quickly to changes in the interest rates paid on time and savings deposits and charged on loans, and to charges imposed on depository accounts, so as to remain competitive in the market place.  It also will continue to emphasize specialized services for the small business person and professional and personal contacts by the Bank’s officers, directors and employees.  If there are customers whose loan demands exceed the Bank’s lending limits, the Bank has the ability to arrange for such loans on a participation basis with other financial institutions.  No assurance can be given, however, that the Bank’s efforts to compete with other financial institutions in its primary service area will be successful.

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

The Bank has entered into an agreement with CrediTrends Technology Corporation, a purchaser of charged off consumer credit card balances, to market a co-branded MasterCard credit card program.  The Bank will be issuing the cards, but the credit card balances will be 100 percent owned by CrediTrends Technology Corporation.  The Bank’s 2003 revenues from the program were approximately $49,100.  The Bank’s projected 2004 revenues from the program are $120,000.  CreditTrends Technology Corporation will maintain on deposit with the Bank amounts equal to the total available credit of the portfolio, the total of five (5) days average settlement activity for the prior month and fees due to the third party processor.

The Bank is developing a pre-paid debit card program.  The program will be marketed by third parties to the un-banked, through employer payroll programs and check cashing facilities, through Internet websites for purchasers of the websites’ products and services.  Holders of the pre-paid cards will be able to have additional funds added to the card balance, make point of sale purchases and withdraw cash through automated teller machines.  The Bank will be issuing the pre-paid cards and maintaining the funds held on the cards.  The Bank’s revenues from the program will be in the form of transaction fees and earnings from investing the funds held on the cards.  Revenues from the program in 2003 were $2,100.  Revenues from the program in 2004 should increase moderately as the program implementation continues.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 (the Act) was signed into law on July 30, 2002.  The Act was in response to recent issues in corporate governance and accountability.  Key provisions of the Act provide for:

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

•                  Enhanced criminal penalties for a board array of white-collar crimes and increases in the statute of limitations for securities fraud lawsuits.

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

Tier 2 capital may consist of (i) the allowance for loan and lease losses in an amount up to 1.25% of risk-weighted assets; (ii) cumulative perpetual preferred stock and long-term preferred stock and related surplus; (iii) hybrid capital instruments (instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus, in an amount up to 50% of Tier 1 capital. The inclusion of the foregoing elements of Tier 2 capital is subject to certain requirements and limitations of the federal banking agencies.

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

In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses (the “ALLL”) which calls for the maintenance of the ALLL at a level at least equal to the “estimated credit losses” in the bank’s loan portfolio.  “Estimated credit losses” are defined as “an estimate of the current amount of the loan and lease portfolio (net of unearned income) that is not likely to be collected; that is, net charge-offs that are likely to be realized for a loan or pool of loans given facts and circumstances as of the evaluation date.”   The policy statement also suggests that a test of reasonableness be applied to the ALLL, which test is satisfied if the ALLL equals or exceeds the sum of (a) assets classified loss; (b) 50% of assets classified doubtful; (c) 15% of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming twelve months.  The Bank believes that its ALLL exceeds the amounts that would be required under the terms of this policy statement and under such test of reasonableness.  However, this is a very subjective matter, and the Bank cannot assure that any bank examiner would agree with its evaluation, or that losses ultimately incurred from the Bank’s portfolio would not exceed the amounts so provided.

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

At December 31, 2003, the Bank met the tests to be categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.

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

Premiums for Deposit Insurance

The FDIC adopted regulations implementing a risk-based premium system required by federal law.  Under the regulations which cover the assessment periods commencing on and after January 1, 1994, insured depository institutions are required to pay insurance premiums within a range of $.23 cents per $100 of deposits to $.31 cents per $100 of deposits depending on their risk classification.  The FDIC, effective September 30, 1995, lowered assessments from their rates of $.23 to $.31 per $100 of insured deposits to rates of $.04 to $.31, depending on the health of the bank, as a result of the re-capitalization of the BIF.  The FDIC may alter the existing assessment rate structure for deposit insurance and may change the base assessment rate (currently, 4 to 31 basis points per year) by rulemaking with notice and comment.  Without notice or comment, the FDIC may increase or decrease the current rate schedule uniformly by as much as 5 basis points, as deemed necessary to maintain the target designated reserve ratio 1.25 percent (fund balance to estimated insured deposits).  The insured deposit rates for 2003 were $.00 to $.27. These rates are projected to continue through the first half of 2004.

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

The FICO assessment rate is adjusted quarterly to reflect changes in the assessment basis of the respective funds based on the quarterly Call Report and the Thrift Financial Report submissions.  The FICO quarterly rates for 2003 were 1.68, 1.62, 1.60 and 1.52.  The FICO quarterly rate for the first quarter of 2004 is 1.54.

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

On October 2, 1995, the “California Interstate Banking and Branching Act of 1995” (the “1995 Act”) became effective.  The 1995 Act generally allows out-of-state banks to enter California by merging with, or purchasing, a California bank or industrial loan company which is at least five years old.  Also, the 1995 Act repeals the California Interstate (National) Banking Act of 1986, which previously regulated the acquisition of California banks by out-of-state bank holding companies.  In addition, the 1995 Act permits California state banks, with the approval of the Superintendent of Banks, to establish agency relationships with FDIC-insured banks and savings associations.  Finally, the 1995 Act provides for regulatory relief, including (i) authorization for the Superintendent to exempt banks from the requirement of obtaining approval before establishing or relocating a branch office or place of business, (ii) repeal of the requirement of directors’ oaths (Financial Code Section 682), and (iii) repeal of the aggregate limit on real estate loans (Financial Code Section 1230).

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

In May, 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank’s compliance with its CRA obligations.  The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements.  In March 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending.  The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.  Management of the Bank believes that the Bank is in substantial compliance with all requirements under these provisions.  Following the Bank’s most recent CRA examination, the Bank’s rating was “satisfactory”.

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

Financial Modernization Act

Effective March 11, 2000, the Gramm-Leach-Bliley Act eliminated most barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers, and enabled full affiliations to occur between such entities.  This new legislation permits bank holding companies to become “financial holding companies” and thereby acquire securities firms and insurance companies and engage in other activities that are financial in nature.  A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the prompt corrective action provisions discussed above, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act by filing a declaration that the bank holding company wishes to become a financial holding company.  No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.  The Bank has no current intention of becoming a financial holding company, but may do so at some point in the future if deemed appropriate in view of opportunities or circumstances at the time.

The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking.  A national bank (and therefore, a state bank as well) may also engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act rating.  Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries.  In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a Community Reinvestment Act rating of satisfactory or better.

The Gramm-Leach-Bliley Act also imposes significant new requirements on financial institutions with respect to the privacy of customer information, and modifies other existing laws, including those related to community reinvestment.

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the USA Patriot Act of 2001.  Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the USA Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts.  The potential impact of the USA Patriot Act on financial institutions of all kinds is significant and wide ranging.  The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations applicable to financial institutions, including:

•                                          due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons;

•                                          standards for verifying customer identification at account opening; and

•                                          rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

The Bank implemented the requirements under the USA Patriot Act during 2001 and 2002.  Compliance with such requirements has all been accomplished with existing staff, so the financial impact on the Bank has been negligible.

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

ITEM 2. PROPERTIES

The main office of the Bank, which also serves as the principal office of the Corporation, is located at 601 Munras Ave., Monterey, California 93940.  This facility contains a lobby, executive and customer service offices, teller stations, safe deposit boxes and related non-vault area, vault, operations area, lounge and miscellaneous areas.  A drive-through facility and adequate paved parking are also on the premises.  Both the land and all improvements thereto are owned by the Bank.  The Bank currently operates three branch offices in Carmel-By-The-Sea, Carmel Valley and Pacific Grove, California, all within approximately 10 miles from the Bank’s main office.  The land and improvements dedicated to the Carmel-By-The-Sea, Carmel Valley and Pacific Grove branch offices are leased.  See Footnote 13 to the Corporation’s financial statements included herewith.

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

No matters were submitted to a vote of security holders during the fourth quarter.

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

The Corporation repurchased 5,368 shares of common stock at $4.00 per share in 2003, 774 at $3.00 in 2002, and 11,980 at prices ranging from $3.00 to $3.50 in 2001.

The following table sets forth, according to information known to the Corporation, the price paid per share in, and volume of, transactions in the Bank’s stock during the quarters ended March 31, 2001 to December 31, 2003.

Quarter/Year	Price	Volume (1)

1st quarter of 2001	3.00	4,877
2nd quarter of 2001	3.00	207
3rd quarter of 2001	3.00-3.50	7,393
4th quarter of 2001	3.00	1,841

1st quarter of 2002	3.00	33,561
2nd quarter of 2002	3.00	7,728
3rd quarter of 2002	3.00	1,306
4th quarter of 2002	3.00	227

1st quarter of 2003	3.00	46
2nd quarter of 2003	3.00-4.00	1,273
3rd quarter of 2003	3.00-4.00	45,948
4th quarter of 2003	3.00	504

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

The Bank’s payment of dividends, as a California chartered commercial banking corporation, is regulated by the California Financial Code.  Under the California Financial Code, funds available for cash dividend payments by the Bank are restricted to the lessor of: (i) retained earnings; or (ii) the Bank’s net income for its last three fiscal years (less any distributions to the stockholders made during such period).  As of December 31, 2003 the Bank had $3,613,600 in retained earnings.  The Bank’s net income for the last three fiscal years less distributions to stockholders was $1,899,800.

In December 2003 the Corporation paid a $0.15 per share cash dividend and ten (10) percent stock dividends in 2002 and 2001.  The Bank paid cash dividends totaling $50,000, $75,000 and $200,000 to the Corporation during 2003, 2002 and 2001, respectively.

Recent Sales of Unregistered Securities

The following information relates to securities of the Company or its subsidiaries issued or sold within the past three years, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

On March 27, 2003, the Company’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust I (the “Trust”) issued $3,000,000 of principal amount of Floating Rate TRUPS® (Capital Trust Pass-through Securities) (the “Trust Preferred Securities”).  Bear Stearns & Co. acted as placement agent in connection with the offering of the Trust Preferred Securities with aggregate commission of approximately $90,000 paid to Bear Stearns & Co. by Northern California Bancorp, Inc. Trust I in connection with such placement services.  The securities bear a floating rate of interest of 3.25% over the three month LIBOR rate(1.15% + 3.250% = 4.40% at December 31, 2003, payable quarterly.  Concurrent with the issuance of the Trust Preferred Securities, the Trust used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Company.  The Subordinated Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements.  The

Company will pay interest on the Junior Subordinated Debentures to the Trust, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities.  The Company has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters.  The Trust Preferred Securities will mature on April 7, 2033, but can be redeemed under certain circumstances at a premium prior to April 7, 2008, and can be redeemed, in whole or in part, on any January 7, April 7, July 7 or October 7 on or after April 7, 2008 at par.  The Company fully and unconditionally guarantees the obligations of the Trust, on a subordinated basis.  The Company received $2.91 million from the Trust upon issuance of the Junior Subordinated Debentures, of which $1 million was contributed by the Company to the Bank to increase its capital, $1.14 million was used to retire existing Company debt and the remainder held as working capital.  The Subordinated Debt Securities were not registered under the Securities Act in reliance on the exemption set forth in Section 4(2) thereof.

The sale of the Trust Preferred Securities was part of a larger transaction arranged by Bear Stearns & Co., Inc. pursuant to which the Trust Preferred Securities were deposited into a special purpose vehicle along with similar securities issued by a number of other banks and the special purpose vehicle then issued its securities to the public (the “Pooled TRUPS®“).  The Pooled TRUPS® were sold by Bear Stearns & Co., Inc. only (i) to those entities Bear Stearns & Co., Inc. reasonably believed were qualified institutional buyers (as defined in Rule 144A under the Securities Act), (ii) to “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) or Regulation D promulgated under the Securities Act) or (iii) in offshore transactions in compliance with Rule 903 of Regulation S under the Securities Act.  The Trust Preferred Securities were not registered under the Securities Act in reliance on exemptions set forth in Rule 144A, Regulation D and Regulation S, as applicable.

On November 13, 2003, the Company’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust II (the “Trust”) issued $5,000,000 of principal amount of Floating Rate TRUPS® (Capital Trust Pass-through Securities) (the “Trust Preferred Securities”).  Citigroup Global Markets, Inc. acted as placement agent in connection with the offering of the Trust Preferred Securities with aggregate commission of approximately $40,000 paid to Citigroup Global Markets, Inc. by Northern California Bancorp, Inc. Trust I in connection with such placement services.  The securities bear a floating rate of interest of 2.85% over the three month LIBOR rate (1.17% + 2.85% = 4.02% at December 31, 2003), payable quarterly.  Concurrent with the issuance of the Trust Preferred Securities, the Trust used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Company.  The Subordinated Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements.  The Company will pay interest on the Junior Subordinated Debentures to the Trust, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities.  The Company has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters.  The Trust Preferred Securities will mature on November 8, 2033, but can be redeemed under certain circumstances at a premium prior to August 8, 2008, and can be redeemed, in whole or in part, on any February 8, May 8, August 8 or November 8 on or after August 8, 2008 at par.  The Company fully and unconditionally guarantees the obligations of the Trust, on a subordinated basis.  The Company received $4.96 million from the Trust upon issuance of the Junior Subordinated Debentures, of which $2.5 million was contributed by the Company to the Bank to increase its capital and the remainder held as working capital.

The sale of the Trust Preferred Securities was part of a larger transaction arranged by Citigroup Global Markets, Inc., Inc. pursuant to which the Trust Preferred Securities were deposited into a special purpose vehicle along with similar securities issued by a number of other banks and the special purpose vehicle then issued its securities to the public (the “Pooled TRUPS®”).  The Pooled TRUPS® were sold by Citigroup Global Markets, Inc., Inc. only (i) to those entities Citigroup Global Markets, Inc., Inc. reasonably believed were qualified institutional buyers (as defined in Rule 144A under the Securities Act), (ii) to “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) or Regulation D promulgated under the Securities Act) or (iii) in offshore transactions in compliance with Rule 903 of Regulation S under the Securities Act.  The Trust Preferred Securities were not registered under the Securities Act in reliance on exemptions set forth in Rule 144A, Regulation D and Regulation S, as applicable.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The following discussion reviews and analyzes the operating results and financial condition of the Corporation, focusing on the Bank.  It should be read in conjunction with the financial statements and the other financial data presented elsewhere herein.

Net income for each of the last three years was $839,800 in 2003, $508,600 in 2002, and $360,500 in 2001.  The primary net income per share for each of the last three years was $.55, $.34, and $.27 respectively.  The diluted net income per share for the same time periods were $.47 $.29 and $.23, respectively.  Return on average shareholders’ equity was 13.84%, 10.49% and 7.87% in 2003, 2002 and 2001, respectively.  Return on average assets was 0.88%, 0.63%, and 0.48% in 2003, 2002 and 2001, respectively.

The increase in earnings in 2003 was due to increases of $658,800 in net interest income after provision for loan losses and $622,300 in other income; partially offset by increases of $645,400 in other expense and $304,500 in income tax expense.

The increase in earnings in 2002 was due to increases of $106,300 in net interest income after provision for loan losses and $285,300 in other income; partially offset by increases of $120,800 in operating expense and $122,700 in income tax expense.

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

	As of and for the years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands except per share data)
Summary of Operating Results:
Total interest income	5,569	4,900	5,440	5,501	4,296
Total interest expense	1,920	1,948	2,526	2,410	1,788
Net interest income	3,649	2,952	2,914	3,092	2,508

Provision for possible loan losses	155	117	185	130	174
Net interest income after provision for loan loss	3,494	2,835	2,729	2,962	2,333

Total other income	4,359	1,781	1,496	1,445	1,254
Total other expense	6,354	3,754	3,633	3,309	2,986

Income (loss) before taxes	1,498	863	592	1,098	601
Provision for income tax	659	354	231	362	147

Net income (loss)	840	509	361	736	454

Per Common Share Data:

Basic Earnings
Income before extraordinary item (1)	0.55	0.34	0.27	0.50	0.32
Extraordinary Item (1)	—	—	—	—	—
Net Income (1)	0.55	0.34	0.27	0.50	0.32

Diluted Earnings
Income before extraordinary item (2)	0.47	0.29	0.23	0.44	0.27
Extraordinary Item (2)	—	—	—	—	—
Net Income (2)	0.47	0.29	0.23	0.44	0.27

Book value, end of period	4.09	3.77	3.48	3.29	2.70
Avg shares outstanding (3)	1,528,268	1,483,493	1,469,489	1,479,520	1,422,287

Balance Sheet Data:

Total loans, net of unearned income (4)	76,908	60,257	52,562	43,251	39,217
Total assets	107,872	86,279	79,735	83,872	65,214
Total deposits	78,132	67,616	68,332	72,218	55,563
Stockholders’ equity	6,411	5,639	5,087	4,861	3,993

	As of and for the Years Ended December 31,
	2003	2002	2001	2000	1999
Selected Financial Ratios (5):

Return on average assets	0.88%	0.63%	0.48%	1.06%	0.80%
Return on average stockholders’ equity	13.84%	10.49%	7.87%	16.95%	12.37%
Net interest spread	3.92%	3.22%	3.57%	4.73%	3.88%

Net interest margin	4.30%	3.88%	4.37%	5.59%	4.60%

Avg shareholders’ equity to average assets	6.35%	5.99%	6.09%	6.23%	6.48%

Primary capital to assets at end of period	6.72%	7.22%	6.73%	6.32%	6.70%

Total loans to total deposits at end of period	99.42%	89.12%	76.92%	59.88%	70.58%

Allowance to total loans at end of period	1.00%	1.04%	1.06%	1.05%	1.01%

Nonperforming loans to total loans at end of period	0.04%	0.06%	0.70%	0.03%	0.48%

Net charge-offs to average loans	0.03%	0.18%	0.18%	0.15%	0.32%

(1)          Primary earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock during the year.  The weighted average number of shares used for this computation was 1,528,268 for 2003, 1,483,493 for 2002, 1,469,489 for 2001, 1,479,520 for 2000 and 1,422,287 for 1999.

(2)          Fully diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include employee stock options.  The weighted average number of shares used for this computation was 1,796,859, 1,744,082, 1,701,827, 1,705,258 and 1,702,585 in 2003, 2002, 2001, 2000 and 1999, respectively.

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

The following table summarizes the Corporation’s net interest income.  Yields are computed on a tax-equivalent basis, no tax-exempt securities were held during the years ended December 31, 2003 or 2002.

	Years Ended December 31,			Increase (Decrease) From Prior Year
	2003	2002	2001	2003/2002		2002/2001
				Amt	%	Amt	%
	(Dollars in thousands)
Interest Income	5,569	4,900	5,440	669	13.65	(540)	(9.92)
Interest Expense	1,920	1,948	2,526	(28)	(1.42)	(578)	(22.88)
Net Interest Income	3,649	2,952	2,914	697	23.61	38	1.31

Net interest income increased $696,800 (23.61%) from 2002 to 2003.  Average interest bearing assets increased 12.52%, while the average rate earned increased 7 basis points, resulting in an increase of $669,600 in total interest income.  Interest expense decreased $27,200 the result of a 20.95% increase in average interest bearing liabilities and a decrease of 60 basis points in the average rate paid.

Net interest income increased $38,300 (1.31%) from 2001 to 2002.  Average interest bearing assets increased 6.76%, while the average rate earned decreased 165 basis points, resulting in a decrease of $539,700 in total interest income.  Interest expense decreased $578,000 the result of an 8.13% increase in average interest bearing liabilities and a decrease of 133 basis points in the average rate paid.

The following table shows the components of net interest income, setting forth, for each of the three years ended December 31, 2003, 2002 and 2001 (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v) the net interest yield on average interest-earning assets (i. e., net interest income divided by average interest-earning assets).  Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on non-taxable securities of $8,500 in 2001, not tax-exempt securities were held in 2003 or 2002.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

	2003			2002			2001
	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate
	(Dollars in thousands)
Interest Earning Assets:
Interest-bearing deposits at other banks	0	0	0.00	88	3	3.30	178	12	6.99
Invest securities - Taxable	8,113	299	3.69	11,593	417	3.60	7,444	469	6.30
Invest securities - Non-Taxable	—	—	—	—	—	—	377	25	6.65
Federal funds sold	8,891	97	1.09	7,063	115	1.63	10,310	363	3.52

Total investments	17,004	396	2.33	18,744	535	2.85	18,308	870	4.75

Loans
Construction	3,847	369	9.59	2,753	272	9.86	2,209	227	10.29
Real estate	47,264	3,585	7.59	37,729	2,846	7.54	31,258	2,805	8.97
Installment	494	38	7.62	681	66	9.62	767	90	11.67
Commercial	16,344	1,182	7.23	15,595	1,183	7.58	14,335	1,454	10.15

Total loans	67,949	5,173	7.61	56,758	4,365	7.69	48,570	4,576	9.42

Total Interest earning assets	84,953	5,569	6.56	75,502	4,900	6.49	66,878	5,446	8.14

Interest Bearing Liabilities:
Int-bearing demand	10,892	27	0.25	10,960	73	0.67	9,422	93	0.99
Money market savings	2,592	22	0.86	2,021	21	1.04	1,328	22	1.66
Savings deposits	6,011	62	1.03	4,200	54	1.29	3,885	71	1.82
Time deposits >$100M	16,378	511	3.12	16,059	600	3.74	15,216	833	5.47
Time deposits <$100M	20,074	618	3.08	20,383	825	4.05	20,263	1,126	5.56
Other Borrowing	16,781	680	4.05	6,510	374	5.74	5,146	381	7.41
Total interest bearing liabilities	72,729	1,920	2.64	60,134	1,948	3.24	55,260	2,526	4.57

Net interest income		3,649			2,952			2,920
Net interest spread			3.92			3.25			3.57
Net yield on interest earning assets			4.30			3.91			4.37

	2003 vs 2002 Increase(Decrease) Due to changes			2002 vs 2001 Increase(Decrease) Due to Changes
	Avg Volume	Avg Rate	Total	Avg Volume	Avg Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Int-bearing deposits at other banks	(3)	0	(3)	(6)	(3)	(9)
Invest securities - Taxable	(126)	8	(118)	261	(314)	(52)
Invest securities - Non-Taxable	0	0	0	(25)	0	(25)
Federal funds sold	30	(48)	(18)	(114)	(134)	(249)

Total investments	(99)	(40)	(139)	116	(451)	(335)

Loans
Construction	108	(11)	97	56	(12)	44
Real estate	719	20	740	581	(540)	41
Installment	(18)	(10)	(28)	(10)	(14)	(24)
Commercial	57	(58)	(1)	128	(400)	(272)

Total loans	866	(58)	808	754	(965)	(211)

Total Interest Earning Assets	767	(98)	669	870	(1,416)	(546)

Interest Bearing Deposits:

Int-bearing demand	(0)	(46)	(47)	15	(35)	(20)
Money market savings	6	(5)	1	11	(13)	(1)
Savings deposits	23	(16)	8	6	(22)	(16)
Time deposits >$100M	12	(102)	(90)	46	(279)	(233)
Time deposits <$100M	(12)	(194)	(207)	7	(308)	(301)
Other Borrowing	590	(283)	307	101	(108)	(7)
Total interest bearing deposits	618	(645)	(27)	186	(764)	(578)
Net change in net interest	149	547	696	684	(652)	32

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

Loan Category	Reserve %

Classified Loans:
Loans classified loss	100.00%
Loans classified doubtful	50.00%
Loans classified substandard
Real Estate Secured	5.00%
Non Real Estate Secured	20.00%

Unclassified Loans:
Real Estate - Loan to value 80% or less	0.10%
Real Estate - Loan to value over 80%	0.70%
Real Estate - Construction	0.25%
Loans to Individuals	2.00%
Commercial	2.00%
SBA Loans - Unguaranteed portion	2.00%
Unfunded Loan Commitments	.25%
Concentration Risk Factor – Real Estate	.10%
Economic Risk Factor	.20%
SBA Loans - Guaranteed portion	0.00%
Cash Secured Loans	0.00%

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors.  At the end of 2003, 2002 and 2001, the Bank’s allowance stood at 1.00 percent, 1.04 percent, and 1.06 percent of gross loans, respectively.  Provisions were made to the allowance for loan losses in 2003, 2002 and 2001 of $155,000, $117,000, and $185,000, respectively.  Loans charged off totaled $18,400 in 2003, $59,700 in 2002, and $88,900 in 2001.  Recoveries for these same periods were $1,300, $13,300, and $1,700.

The Bank’s non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans were 0.04 percent 0.06 percent and 0.70 percent as of the end of 2003, 2002 and 2001, respectively.

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

Non-Interest Income

The following table presents a summary of the Bank’s non-interest income:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Service charges on deposit accounts	505	508	494
Other service charges, commissions and fees	1,237	747	489
Income from sales and servicing of SBA loans	661	526	513

Total non-interest Income	2,403	1,781	1,496

Total non-interest income increased $598,200 (33.14%) in 2003 when compared with 2002. Other income increased $466,200, income from sales and servicing of SBA loans increased $134,600; while service charges on deposit accounts decreased $2,600.  The increase in other income was due primarily to increases of $348,000 in commercial banking origination fees and $48,700 in net income from merchant credit card processing.

Total non-interest income increased $285,300 (20.69%) in 2002 when compared with 2001. Service charges on deposit accounts increased $14,100, income from sales and servicing of SBA loans increased $13,300 and other service charges, commissions and fees increased $257,900.

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

There can be no assurance that the gains on sale will continue at, or above, the levels realized in the past three years.  The Small Business Administration has recently decreased the maximum loan amount from $2,000,000 to $750,000, and proposed increasing the guarantee fees.  The reduction in the maximum loan amount will have an impact on the Bank’s income, although it is difficult to project what the impact will be on 2004 income.  In addition, increasing competition among lenders for qualified SBA borrowers makes it difficult for the Bank to continually expand its program in this area, and may limit the level of premium that can be earned with regard thereto.

The following table presents a summary of the activity in SBA loans for the years ended 2003, 2002 and 2001:

	2003	2002	2001

SBA loans authorized	$8,882,900	$5,916,900	$5,141,000
SBA loans sold	$4,994,100	$4,689,300	$5,264,300

Summary of Income from sales and Servicing of SBA Loans

	2003	2002	2001
Income from premium	$440,000	$332,800	$363,800
Income from servicing	220,600	193,200	148,900
Total income from sales and servicing of SBA loans	$660,600	$526,000	$512,700

Non-Interest Expense

The following table presents a summary of the Bank’s other non-interest expense:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Salaries and benefits	2,566	2,201	2,153
Occupancy and equipment expense	511	372	326
Professional fees	89	84	107
Data processing	357	364	244
Other expenses	876	733	803
Total other expenses	4,399	3,754	3,633

Salary and benefits expense increased $365,500 in 2003 as a result of the first full year of salary expense related to the Carmel-by-the Sea branch office, the hiring of an Executive Vice President/Chief Lending Officer during the fourth quarter, merit increases and bonus payments.  Salary expense increased $47,000 in 2002 as the result of adding a business development officer and three full time equivalent positions to staff the new Carmel-By-The-Sea Branch that opened in November 2002; these increased were partially offset by not replacing the President when he left the Bank in February. Salary expense increased $226,800 in 2001 as a result of the addition of an individual as President, employee merit increases and bonus payments.

Occupancy and equipment expenses increased $138,400 in 2003, with significant increases of $65,700 in premises rent net of sublease income, $46,100 in depreciation, $9,200 in repairs and maintenance expense, $3,800 in property taxes and $3,300 in merchant terminal.  Occupancy and equipment expenses increased $46,000 in 2002, due primarily to expenses related to opening the Carmel-By-The-Sea Branch.  Occupancy and equipment expenses increased $21,900 in 2001, with increases of $15,100 in rent expense, $4,000 in depreciation, property taxes $17,600 while utilities decreased $3,700 and repair and maintenance decreased $10,000.  Occupancy and equipment expenses increased $7,300 in 2000 due to additional premises rental expense.

Data processing expense decreased $6,900 in 2003.  Data processing expense increased $120,100 in 2002 due to expense associated with the development of an internet website, software license fees for an information management reporting program and increased numbers of accounts and transaction activity.  Data processing expense decreased $5,200 in 2001.

In 2003 professional fees increased $4,900 due to accounting fees increasing $8,500 while legal fees decreased $3,600.  In 2002 professional fees decreased $22,400 with accounting fees increasing $7,100, while legal fees decreased $29,600.  In 2001 professional fees increased $15,600 with accounting and audit fees increasing $2,300 and legal fees increasing $13,300.

Other expenses for 2003 totaled $876,100 compared with $732,600 for 2002, an increase of $143,500.  Significant changes occurred in the following categories with in increases operational losses $68,000, insurance $20,400, advertising $13,300, FDIC & State assessments $10,400, bank fees $10,100, director fees $10,000, business development $8,800, telephone expense $8,300, stationary & supplies $7,800 and subscriptions $5.600; while decreases occurred in donations $8,100, travel expense $6,500, prepaid card program expense $5,200, entertainment/meals $5,000 and poppy account expense $5,000.

Other expenses for 2002 totaled $732,600 compared with $802,500 in 2001, a decrease of $69,900.  Significant changes occurred in the following categories with increases in ATM expense $4,300, business development $5,200, director fees $3,100, insurance expense $26,000, prepaid card expense $5,200, messenger & freight $20,100, stationary/supply expense $11,500 and telephone expense $5,200; while decreases occurred in auto allowance/expense $8,300, collections expense $24,400, miscellaneous expense $8,900, postage $13,300, donations $10,900, entertainment/meals $3,800, FDIC & State assessments $5,800, loan expense $3,800, operations losses $55,200, postage $13,300 and bank security $15,600.

Other expenses for 2001 totaled $808,500 compared with $737,400 in 2000, an increase of $70,300.  Significant changes occurred in the following categories with increases ATM expense $6,400, auto allowance/expense $8,000, bank fees $17,600, collections expense $16,600, donations $5,400, entertainment/meals $5,300, FDIC & State assessments $10,100, loan expense $5,900, messenger & freight $4,700, miscellaneous expense $17,800, postage $4,100, security $14,400 and shareholder expense $4,500; while decreases occurred in business development $2,600, operations losses $28,500, subscriptions/publications $5,300 and travel $12,200.

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

Allocation of federal and California income taxes between current and deferred portions is as follows:

	2003	2002	2001
Current tax provision:
Federal	$484,300	$216,400	$228,300
California	166,100	81,300	82,900
	650,400	297,700	311,200

Deferred tax provision (benefit):
Federal	27,500	45,000	(63,900)
California	(19,400)	11,300	(16,000)
	8,100	56,300	(79,900)
	$658,500	$354,000	$231,300

The differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2003	2002	2001

Statutory federal tax rate	34.00%	34.00%	34.00%
California taxes, net of federal tax benefit	7.20	7.20	7.20
Other, net	2.74	(0.16)	(2.20)
Effective tax rates	43.94%	41.04%	39.00%

In addition, the Corporation has applied all unused general business tax credit carryforwards for financial reporting and income tax purposes.

The components of the net deferred tax asset, included in other assets, are as follows:

	2003	2002
Deferred tax asset
Federal	$190,200	$217,700
California	50,100	61,000

Net deferred tax asset	$240,300	$278,700

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

	2003	2002
Deferred tax assets (liabilities)
Net unrealized loss on securities	$(30,500)	$66,300
California franchise tax	73,500	48,400
Allowance for loan losses	299,700	236,500
Depreciation	(102,400)	(72,500)

Net deferred tax asset	$240,300	$278,700

As of December 31, 2003 and 2002, management expects all temporary differences to be offset against future taxable income, and no valuation reserve was deemed necessary

LOANS

Loans, the largest component of earning assets, represented 79.49% of average earning assets, and 75.49% of average total assets during 2003, compared with 75.17% and 70.07%, respectively during 2002.  In 2003, average loans increased 19.72% from $56,757,700 in 2002 to $67,949,300.  Average real estate loans increased $9,535,100 (25.27%), average construction loans increased $976,900 (34.03%) and average commercial loans increased $889,400 (5.76%); while average installment loans decreased $209,900 (29.81%).

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

The following table presents the composition of the loan portfolio, including loans held for sale, at December 31 for the last five years.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Commercial and industrial	18,607	14,432	14,469	12,988	11,441
Real estate, construction	5,934	4,066	1,896	2,314	3,459
Real estate, mortgage	52,698	42,000	36,010	27,802	23,788
Installment	580	462	703	518	435
Government guaranteed loans purchased	57	63	130	139	145
	77,876	61,024	53,207	43,760	39,267
Less:
Allowance for possible loan losses	(775)	(637)	(566)	(468)	(400)
Deferred origination fees, net	(193)	(130)	(79)	(41)	(49)
Net Loans	76,908	60,257	52,562	43,251	38,817

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

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”):

	As of December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Accruing, past due 90 days or more:

Real Estate	0	0	0	0	63
Commercial	0	0	0	0	0
Installment	0	0	0	0	0
Total accruing	0	0	0	0	63

Nonaccrual Loans:

Real Estate	0	0	320	0	0
Commercial	28	24	50	15	125
Installment	0	10	0	0	0
Total nonaccrual	28	34	370	15	125

Total nonperforming	28	34	370	15	188

Total loans end of period	77,876	61,024	53,207	43,760	39,267

Ratio of nonperforming loans to total loans at end of period	0.04%	0.06%	0.70%	0.03%	0.48%

The low level of non-performing loans is the result of underwriting criteria intended to be conservative, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel).  The Bank does not have any foreign loans or loans for highly leveraged transactions.

Summary of Loan Loss Experience

	For the Years ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Average loans outstanding	67,949	56,758	48,570	41,512	34,115

Allowance, beginning of period	637	566	468	400	336

Loans charged off during period:
Commercial	18	58	80	67	128
Installment	0	1	9	2	0
Real Estate	0	1	0	0	0
Other	0	0	0	0	1
Total charge offs	18	60	89	69	129

Recoveries during period:
Commercial	1	13	1	7	13
Installment	0	0	1	0	5
Other	0	0	0	0	0
Total recoveries	1	13	2	7	18

Net Loans charged off during the period	17	46	87	62	111

Additions to allowance for possible loan losses	155	117	185	130	174

Allowance, end of period	775	637	566	468	400

Ratio of net loans charged off to average Loans outstanding during the period	0.03%	0.08%	0.18%	0.15%	0.32%

Ratio of allowance to total at end of period	1.00%	1.04%	1.06%	1.05%	1.01%

Funding Sources

Average deposits increased 5.80% to $72,045,700 in 2003 from $68,093,900 in 2002.  In 2003 average demand deposits increased 11.14% and average interest checking, money market and savings accounts as a group increased 13.47% while average certificates of deposit were unchanged.  Average certificates of deposit represented 53.50% of average deposits in 2003 compared with 53.52% in 2002.  Average interest checking, money market and savings accounts as a group were 27.06% of average deposits in 2003 compared with 25.23% in 2002.  Average demand deposits represented 22.34% of average deposits in 2003 compared with 21.27% in 2002.

The following table sets forth the scheduled maturities of the Company’s time deposits in denominations of $100,000 or greater at December 31, 2003:

Maturities of Time Deposits of

$100,000 or More

(Dollars in Thousands)

Three months or less	$3,244
Over three months through six months	4,998
Over six months through twelve months	1,249
Over twelve months	6,641
Total	$16,132

The Corporation borrowed $1,000,000 on an unsecured basis from United Security Bank, Fresno, California on June 28, 2001.  The rate of interest is the United Security Bank Reference Rate (the “Index”) plus .750 percentage points over the Index.  The note requires monthly interest payments beginning August 5, 2001, quarterly principal and interest payments beginning October 5, 2002 through April 5, 2011, and a final payment of principal and interest on July 5, 2011.  The proceeds from the borrowing were used to payoff an $800,000 term loan and to pay down the $200,000 line of credit with Pacific Coast Bankers’ Bank.  The Corporation renewed the $200,000 revolving line of credit for one year, with interest due monthly.  The credit line is secured by 93,069 shares of Monterey County Bank common stock.  The rate of interest on the credit line is the prime rate as published in the Wall Street Journal (the “Index”) plus .750 percentage points over the Index, with floor rate of 6.50%.  The Corporation paid off both the term note and line of credit with proceeds from its March 27, 2003 Trust Preferred Securities issuance.

The Bank has lines of credit from the Federal Home Loan Bank of San Francisco and Pacific Coast Bankers’ Bank with available borrowing capacity on December 31, 2003 of $2,363,400 and $2,500,000, respectively.  The Federal Home Loan Bank line of credit has a maximum borrowing capacity of twenty five percent (25%) of the Bank’s total assets, adjusted quarterly.  The Federal Home Loan Bank line of credit is secured by certain of the Bank’s real estate secured loans and securities at December 31, 2003 the total principal balances of pledged loans was $12,079,300 and securities of $4,137,100.  The following table provides information on nine (9) advances totaling $13,750,000 outstanding at December 31, 2003.

Advance Amount	Interest Rate	Funding Date	Maturity Date
1,000,000	6.81%	06/03/97	06/03/04
1,500,000	1.01%	06/20/03	06/21/04
1,000,000	6.86%	08/10/00	08/10/05
100,000	2.89%	10/29/02	10/31/05
3,900,000	2.83%	10/29/02	10/31/05
1,000,000	2.54%	02/04/03	02/06/06
2,750,000	3.44%	09/27/02	09/27/07
1,500,000	3.34%	02/14/03	02/14/08
1,000,000	7.72%	06/01/00	06/03/30

The Pacific Coast Bankers’ Bank line of credit is unsecured.  The Bank did not utilize any overnight borrowings in 2003, 2002 or 2001.

The Bank has a $105,000 letter of credit issued by the Federal Home Loan Bank of San Francisco to secure the uninsured portion of local agency deposits maintained with the Bank.  The letter of credit matures April 17, 2006.

Capital Resources

The Corporation maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends.  At December 31, 2003, stockholders’ equity was $6,410,500 versus $5,638,900 at December 31, 2002.  The Corporation paid a $.15 per share cash dividend in 2003 and issued 10% stock dividends in 2002 and 2001.  The Bank paid cash dividends totaling $50,000, $75,000, and $200,000, to the Corporation in 2003, 2002 and 2001, respectively.

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

In general, the risk-based capital guidelines provide detailed definitions of which obligations will be treated as capital, and assign different weights to various assets and off-balance sheet items, depending upon the perceived degree of credit risk associated with each asset.  Each asset is assigned to one of four risk-weighted categories.  For example, 0 percent for cash and unconditionally guaranteed government securities; 20 percent for deposits with other banks and fed funds; 50 percent for state bonds and certain residential real estate loans; and 100 percent for commercial loans and other assets.  Capital is categorized as either Tier 1 capital, consisting of common stock and retained earnings (or deficit), or Tier 2 capital, which includes limited-life preferred stock and allowance for loan losses (subject to certain limitations).  The guidelines also define and set minimum capital requirements (risk-based capital ratios), which increased over a transition period, ended December 31, 1992.  Under the final 1992 rules, all banks were required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 capital ratio of 12.91% and 9.40% at December 31, 2003 and 2002, respectively, and a total risk-based capital ratio of 13.81% and 10.24% at December 31, 2002 and 2001, respectively.

The Tier 1 leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill.  The Bank had a leverage capital ratio of 11.02% and 7.24% at December 31, 2003 and 2002, respectively.

The significant increase in each of the Bank’s risk-based capital ratios was the result of $4,000,000 in capital contributions from the Corporation.  The Corporation utilized a portion of the proceeds from two trust preferred security issuances to make the capital contributions.

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

On November 13, 2003, the Company’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust II (the “Trust”) issued $5 million in cumulative Trust Preferred Securities.  The securities bear a floating rate of interest of 2.85% over the three month LIBOR rate, payable quarterly.  Concurrent with the issuance of the Trust Preferred Securities, the Trust used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Company.  The Subordinated Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements.  The Company will pay interest on the Junior Subordinated Debentures to the Trust, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities.  The Company has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters.  The Trust Preferred Securities will mature on Augus 8, 2033, but can be redeemed under certain circumstances at a premium prior to August 8, 2008, and can be redeemed, in whole or in part, on any February 8, May 8, August 8 or November 8 on or after August 8, 2008 at par.  The Company fully and unconditionally guarantees the obligations of the Trust, on a subordinated basis.

The Company received $4.96 million from the Trust upon issuance of the Junior Subordinated Debentures, of which $2.5 million was contributed by the Company to the Bank to increase its capital and the remainder held as working capital.

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I Capital, and the remainder as Tier II Capital.

Liquidity

Liquidity represents a bank’s ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs.  For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings.  In addition, the Bank has lines of credit from the Federal Home Loan Bank of San Francisco of approximately $26,760,000, subject to pledging of acceptable collateral, and a $2,500,000 unsecured federal funds line of credit with the Pacific Coast Bankers’ Bank to meet temporary liquidity requirements.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets (“primary liquidity”), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  In addition, it seeks to generally limit loans to not more than 90 percent of deposits.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s primary liquidity at December 31, 2003, 2002 and 2001 was 20.84 percent, 22.22 percent, and 25.79 percent respectively, while its average loan to deposit ratio for such years was 94.31 percent, 83.35 percent and 75.91 percent respectively.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors.  Additionally, deposits on which a financial institution pays an interest rate significantly higher than prevailing rates are considered to be brokered deposits.  Federal law and regulation restricts banks from soliciting or accepting brokered deposits, unless the bank is well capitalized under Federal guidelines.  The Bank’s brokered deposits totaled approximately $5,995,000, 7.53% of total deposits at December 31, 2003; the Bank had no brokered deposits at December 31, 2002. None of the Bank’s brokered deposits paid an interest rate significantly higher than prevailing rates.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  At December 31, 2003 the affect of a 2% increase in the fed funds rate, expressed, as a percentage of equity was a positive 5.0%. At December 31, 2003 the fed funds target rate was 1.25%; therefore, the model assumed a 1% decrease in the fed funds rate resulting in negative affect on capital of 2.5%.

The Corporation’s sources of revenues and liquidity are the dividends, tax equalization payments or management fees from the Bank, gains on securities held in a trading account and the line of credit from the Pacific Coast Bankers’ Bank.  The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law.

Investment Securities

The Corporation maintains a trading account, at fair value, consisting of marketable securities.  At December 31, 2003 the account value was $163,300.  In addition the Corporation has a $25,000 investment in Mission Valley Bank stock and a $202,000 investment in AT Service LLC.  In 2001 the Corporation took a charge to earnings of $40,000 representing its investment in the Community Bank Insurance Agency, LLC.

The following table sets forth the book and market value of the Bank’s investment securities as of December 31, 2003 and 2002:

	INVESTMENT PORTFOLIO MIX (Dollars in thousands)
	2003		2002
	Book value	Market value	Book value	Market value
Available for sale:
Corporate Debt Securities	1,790	1,842	1,508	1,487
Government National Mortgage Association	2,294	2,247	4,560	4,553
U.S. Government Agencies	2,000	1,988	—	—
Total	6,084	6,076	6,068	6,040

Other Securities:
Federal Home Loan Bank Stock	753	753	541	541
Pacific Coast Bankers’ Bank Stock	440	440	440	440
AT Services, LLC	202	202	204	204
Northern California Bancorp, Inc. Trust I	93	93	—	—
Northern California Bancorp, Inc. Trust II	155	155	—	—
Total	981	981	981	981

The following table summarizes the maturity of the Bank’s investment securities at December 31, 2003:

	INVESTMENT PORTFOLIO MATURITIES (Dollars in thousands) Available for Sale
	Amortized Cost	Fair Value
Due between one and five years	3,040,000	3,068,400
Due between five and ten years	750,000	760,800
Over ten years	2,293,500	2,246,300
	6,083,500	6,075,500

ITEM 7. FINANCIAL STATEMENTS

The following consolidated financial statements included in the Consolidated Financial Report issued by Hutchinson and Bloodgood LLP, Certified Public Accountants at the pages indicated are incorporated herein by reference:

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

The Company had no disagreements with its independent accountants on any matter of accounting principles, practices or financial statement disclosure during 2003, 2002 or 2001.

ITEM 8A.  CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls and Procedures

Northern California Bancorp, Inc.’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of Northern California Bancorp, Inc.’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of a date within 90 days of the filing date of this annual report (the “Evaluation Date”) have concluded that as of the Evaluation Date, Northern California Bancorp, Inc.’s disclosure controls and procedures were adequate and effective to ensure that material information relating to Northern California Bancorp, Inc. and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)                                 Changes in Internal Controls

There were no significant changes in Northern California Bancorp, Inc.’s internal controls or in other factors that could significantly affect Northern California Bancorp, Inc.’s internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions.  As a result, no corrective actions were taken.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The name, age, title and five-year business background of each director, executive officers and significant employees of the Corporation (including the Bank) as of December 31, 2003, are as follows:

Name & Position with Bank	Age	Principal Occupation During Past Five Years

Charles T. Chrietzberg, Jr. Director since 1985, Chairman of the Board & Chief Executive Officer	62	Chairman of the Board & Chief Executive Officer Monterey County Bank since 3/87

Sandra G. Chrietzberg Director, 1988 to 1994 and since 1995	60	Formerly President and CEO Queen of Chardonnay, Inc., dba La Reina Winery 8/84-12/93

Peter J. Coniglio, Esq. Director since 1976	74	Partner - Hudson, Martin, Ferrante & Street, Monterey

Carla S. Hudson, CPA Director since 1994	50	Partner - Huey and Hudson, Certified Public Accountants

John M. Lotz Director since 1991	62	Chairman, Chief Executive Officer & President The Monterey Bay Aviation Institute Inc dba DelMonte Aviation. President and Chief Executive Officer, of Couroc of Monterey 1996-2001.

Timothy M. Leveque Executive Vice President Chief Lending Officer	60	Executive Vice President, Chief Financial Officer of Monterey County Bank since 11/03, Senior Executive Vice President, Chief Lending Officer, Pacific Coast Bankers’ Bank 1997-2003

Bruce N. Warner Executive Vice President, Chief Financial Officer and Chief Operating Officer	56

Executive Vice President, Chief Financial Officer and Chief Operating Officer of Monterey County Bank since 2002; Senior Vice President, Chief Financial Officer and Chief Operating Officer of Monterey County Bank since 1993-2002.

Virginia L. Cooper	59	Senior Vice President, Manager SBA Loan Department 11/02. Vice President SBA Loan Department 3/98.

Mary Ellen Stanton Senior Vice President	66	Senior Vice President, Loan Administration, Monterey County Since 10/98.

Andre G. Herrera Vice President	39	Vice President, Chief Information Officer 11/01. Vice President, Corporate Secretary of Northern California Bancorp, Inc. and Corporate Secretary of Monterey County Bank since 1996-2001

Directors of the Corporation serve in similar capacities with the Bank.  The Chairman of the Board, Chief Executive Officer and Executive Vice President, Chief Financial Officer of the Corporation serve in similar capacities with the Bank, although the limited operations of the Corporation do not require significant amounts of their time.  There are no family relationships among the persons listed above, except that Mr. and Mrs. Chrietzberg are spouses.

Based solely upon a review of the relevant forms furnished to the Bank and the Corporation, except as disclosed below, the Corporation believes that all officers, directors and principal shareholders filed appropriate forms as required by Section 16(a) of the Exchange Act, and related regulations, during 2003.  The following late reports on Form 4 were filed; Mr. Chrietzberg, two reports; Messrs. Coniglio, Lotz and Warner and Ms. Hudson, one report.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the compensation paid to the officers of the Corporation/Bank whose salary and bonus exceeded $100,000 for 2003.

		Annual Compensation				Long Term Compensation Awards
Name & Principal Position		Salary	Bonus	Other Annual Compensation		Restricted Stock Awards	Securities Underlying Options/SARs	All Other Compensation

Charles T. Chrietzberg, Jr.	2003	$184,069	$221,000	$2,557	(1)	None	30,000	$26,298	(2)
Chairman & CEO	2002	$190,914	$161,000	$3,274	(1)	None	30,000	$0	(2)
	2001	$181,296	$160,800	$3,420	(1)	None	None	$572	(2)

Bruce N. Warner	2003	$104,899	$45,601	None		None	5,000	None
Senior Vice President,	2002	$99,379	$26,605	None		None	10,000	None
Chief Financial Officer	2001	$90,773	$23,400	None		None	None	None
Chief Operating Officer

Andre G. Herrera	2003	$103,975	$13,743	None		None	2,500	None
Vice President,	2002	$99,405	$18,459	None		None	2,000	None
Chief Information Officer	2001	$94,110	$6,571	None		None	None	None

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

The following table sets forth certain information regarding the long term incentive plan provided for Mr. Chrietzberg.

	Number of Shares, Units	Performance or Other Period Until	Estimated Future Payouts under Non-Stock Price-Based Plans
Name	or Other Rights (#)	Maturation or Payment	Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)

Charles T. Chrietzberg, Jr	Salary Continuation Agreement	Retirement at age 65, subject to provisions for earlier payout described below	None	None	90,000/yr. lifetime

In December 1993, the Board of Directors approved a Salary Continuation Agreement for the benefit of Mr. Chrietzberg that provided for payments of $75,000 per year, for 15 years, if he remains with the Bank until normal retirement, commencing age 65.  After consideration of the impact of such an agreement on the Bank’s income, the Bank amended the Agreement to provide for one half the original benefit amounts, but adopted Surviving Income Agreements which provide benefits upon the death of the executive to his beneficiary in a single payment, in an amount equal to the retirement benefit.  The Salary Continuation Agreement provides for lesser payments in the event of early retirement, generally designated to coincide with increases in the anticipated surrender value for the life insurance policies described below.

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

The Bank’s obligations under the Salary Continuation Agreement are not secured by any segregated amounts, but are informally funded by the purchase of single-premium life insurance policies.  The salary continuation expense accrued net of earnings on life insurance policies in 2003, 2002 and 2001 was $26,300, $0, and $600, respectively.  Based upon the current projected earnings of the insurance used to informally fund the Bank’s obligations under the Agreement, and the anticipated salary continuation expense to be booked, net of tax benefits, the Bank anticipates (based upon current tax laws and assumptions regarding the yield on alternative investment(s) that the cost of the benefits to be provided under the agreement will not have a material adverse impact on the Bank’s net income after taxes in the future, although no assurance can be given in this regard.  The Surviving Income Agreement was terminated upon adoption of the amended Salary Continuation Agreement.

The following table sets forth certain information concerning the grant of stock options under the Corporation’s’ 1998 Amended Stock Option Plan to the named executive officer during the year ended December 31, 2003.

Option/SAR Grants in Last fiscal Year

Name	Number of Securities Underlying Options/Sars granted (#)	Percent of total options/ SARs granted to employees in fiscal year	Exercise or base price ($/Sh)	Expiration date
Charles T. Chrietzberg, Jr.	30,000	54.05%	3.30	3/20/08
Bruce N. Warner	5,000	9.01%	3.00	3/20/08

The following table sets forth the number of shares of Common Stock acquired by each of the named executive officers upon exercise of stock options during 2003, the net value realized upon exercise, the number of shares of Common Stock represented by outstanding stock options held by each of the named executive officers as of December 31, 2003 and the value of such options based on the last transaction in 2003, which the Corporation has knowledge of, and certain information concerning unexercised options under the 1998 Amended Stock Option Plan.

Aggregated Option/Sar Exercises in Last Fiscal Year
and FY-End Options/Sar Values

	Shares Acquired on	Value	Number of Unexercised Options/SARs at FY-End (#)		Value of Unexercised in-the-Money Options/SARs at FY-End ($)
Name	Exercise (#)	Received ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Charles T. Chrietzberg, Jr.	40,263	45,900	76,310	None	6,930	None
Bruce N. Warner	8,053	9,180	25,317	None	9,951	None

In 2003, each director received a standard fee of $500 per regular board meeting attended and $150 for each committee meeting attended.  The Chair of the Audit Committee received a fee of $300 for each committee meeting attended.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the knowledge of the management of the Company, the following shareholders own more than five percent (5%) of the outstanding common stock of the Company, its only class of voting securities.

Name and Address	Amount and Nature of Beneficial Ownership		Percent of Class
Charles T. Chrietzberg, Jr.	743,874	(1)	42.64
P.O. Box 1344
Carmel, CA 93921

David S. Lewis, Trust	153,863		9.82
30500 Aurora del Mar
Carmel, CA 93923

(1)                Includes 76,310 shares subject to employee stock options and 18,414 shares held beneficially for Mr. Chrietzberg and Mrs. Chrietzberg in Individual Retirement Accounts where voting power is shared with the custodian of the account.  316,000 shares of the Common Stock owned by Mr. Chrietzberg are pledged to secure a loan from an unaffiliated bank.

The following table sets forth similar information regarding the beneficial ownership, both by numerical holding and percentage interest of each of the Company’s directors and all of its directors and executive officers as a group.  All addresses are in care of the Corporation at 601 Munras Ave. Monterey, CA  93940.

Name	Amount and Nature of Beneficial Ownership		Percent of Class	Shares Subject to Purchase Options	Percent of Class without Option Shares
Charles T. Chrietzberg, Jr.	743,874	(1) (2) (3)	45.28%	76,310	42.61%
Sandra G. Chrietzberg	743,874	(2) (3)	45.28%	76,310	42.61%
Peter J. Coniglio	77,855	(4) (5)	4.89%	26,767	3.26%
Carla S. Hudson	37,398	(6)	2.35%	26,767	0.68%
John M. Lotz	8,000		0.51%	8,000	0.00%
All Directors and Executive Officers as a group	946,051	(7)	54.69%	163,161	49.97%

(1)                      Includes 76,310 shares subject to his employee stock options.  316,000 shares of the Common Stock owned by Mr. Chrietzberg are pledged to secure a loan from an unaffiliated bank. Should he default under such credit, the shares could be acquired by the lender, or sold pursuant to applicable terms of the Uniform Commercial Code, in a transaction that could result in a change of control of the Corporation.  Such transaction may require approval under provisions of Federal and California change in bank control laws.

(2)                      The shares include an aggregate of 18,414 shares held beneficially by Mr. Chrietzberg and Mrs. Chrietzberg in Individual Retirement Accounts, where voting power is also shared with the custodian of the account.

(3)                      Includes shares of spouse pursuant to California’s community property laws.

(4)                      Sole voting power.

(5)                      Includes 26,767 shares subject to the respective director’s stock options.  Of the remaining shares 16,105 are held by Mr. Coniglio, 26,530 are held in a family trust controlled by Mr. Coniglio, as to which he has sole voting and investment power, while 8,453 shares are held by Hudson, Martin, Ferrante & Street, a partnership of which Mr. Coniglio is the managing partner, with voting and investment power.

(6)                      Includes 26,767 shares subject to the respective director’s stock options.  The remaining shares are held jointly with family members, other than 1,610 shares held in a corporate pension, as to which Ms. Hudson has voting and investment power.

(7)                      Includes 78,924 shares held by an executive officer who is not also a director, 25,317 shares are subject to employee stock options.

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

				Outstanding as of December 31, 2003
Name	Maximum Amount		Percent of Equity Capital	Amount		Percent of Equity Capital
Peter J. Coniglio	1,162,700	(1)	18.22%	1,104,600	(1)	9.79%
Carla S. Hudson	206,600		3.24%	176,100	(2)	1.56%
John M. Lotz	26,700		0.42%	4,100		0.04%

Directors, Principal Shareholder, and Officers as a Group (5 in number)	1,396,000		21.88%	1,284,800		11.39%

(1)          Included in the extensions of credit to Mr. Coniglio is a loan to the Coniglio Family Partnership, which had an outstanding balance of $1,052,800 on December 31, 2003.

Item 13. EXHIBITS AND REPORTS

A.                                   EXHIBITS

Item	Description
2

Plan of Merger and Merger Agreement, Monterey County Bank with Monterey County Merger Corporation un the Charter of Monterey County Bank under the Title of Monterey County Bank, joined in by Northern California Bancorp, Inc. dated November 1, 1995.
Filed as exhibit to Form 10KSB dated December 31, 1995.

3 (i)	Articles of Incorporation Filed as exhibit to Form 10KSB dated December 31, 1995.
3 (ii)	Bylaws Filed as exhibit to Form 10KSB dated December 31, 1995.
10 (i) D	(1) Lease agreement Carmel Branch Office Filed as exhibit to Form 10KSB dated December 31, 1995. (2) Lease agreement Carmel By The Sea Office Filed as exhibit to Form 10KSB dated December 31, 2002.
10 (ii) A

(1)  Employment Contract of Charles T. Chrietzberg, Jr., dated January 1, 2003
Filed as exhibit to Form 10KSB dated December 31, 2002.
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

Filed as exhibit to Form 10KSB dated December 31, 2001
(7)  Amendment to the Life Insurance Endorsement Method Split Dollar Plan
Filed as exhibit to Form 10KSB dated December 31, 2001
(8)  Amendment to the Salary Continuation Agreement Dated December 31, 1993.
Filed as exhibit to Form 10KSB dated December 31, 2001

11	Statement Reference Computation of Per Share Earnings
21	Subsidiaries

23.1

Consent of Hutchinson and Bloodgood, LLP

31.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

B.                                     REPORTS

None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

Audit Fees. Aggregate fees billed by Hutchinson and Bloodgood for professional services rendered in connection with the audit of the Bank’s annual financial statements for the fiscal year ended December 31, 2003 and for the required review of the Bank’s financial statements included in its Form 10–QSB’s for that same year totaled $55,800.

Financial Information System Design and Implementation Fees. No fees were paid to Hutchinson and Bloodgood for financial information system design and implementation services rendered for the 2002 fiscal year.

All Other Fees. $2,800 was paid to Hutchinson & Bloodgood for all tax services rendered for the 2003 fiscal year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN CALIFORNIA BANCORP, INC.

Date:	March 19, 2004	By:	/s/	Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chief Executive Officer
and President

Date:	March 19, 2004	By:	/s/	Bruce N. Warner
Bruce N. Warner
Chief Financial Officer
and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Charles T. Chrietzberg, Jr		March 19, 2004
Charles T. Chrietzberg, Jr.	Director

/s/ Sandra G. Chrietzberg		March 19, 2004
Sandra G. Chrietzberg	Director

/s/ Peter J. Coniglio		March 19, 2004
Peter J. Coniglio	Director

/s/ Carla S. Hudson		March 19, 2004
Carla S. Hudson	Director

/s/ John M. Lotz		March 19, 2004
John M. Lotz	Director

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

Years Ended December 31, 2003 and 2002

Independent Auditors’ Report

To the Board of Directors

Northern California Bancorp, Inc.

Monterey, California

We have audited the accompanying consolidated balance sheets of Northern California Bancorp, Inc. and its wholly owned subsidiary, Monterey County Bank, as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern California Bancorp, Inc. and its wholly owned subsidiary, as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

February 17, 2004

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
ASSETS

Cash and due from banks (Note 2)	$4,798,100	$13,017,100
Federal funds sold	12,395,000	—
Total cash and cash equivalents	17,193,100	13,017,100
Trading assets (Note 3)	163,300	82,200
Investment securities available for sale (Note 4)	6,075,500	6,039,800
Other investments (Note 4)	1,667,500	1,210,500
Loans held for sale	2,347,800	982,500
Loans, net (Notes 6 and 17)	74,560,600	59,274,400
Bank premises and equipment, net (Note 7)	2,197,700	2,243,700
Cash surrender value of life insurance	2,251,000	2,160,400
Interest receivable and other assets	1,415,500	1,268,700

Total assets	$107,872,000	$86,279,300

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non interest-bearing demand	$17,859,800	$15,023,700
Interest-bearing demand	16,454,500	12,653,400
Savings	8,444,900	4,667,900
Time in denominations of $100,000 or more (Note 8)	16,132,100	16,127,500
Time (Note 8)	19,241,100	19,143,900

Total deposits	78,132,400	67,616,400

Short-term borrowing (Note 9)	—	200,000
Long-term debt (Note 9)	—	972,200
Federal Home Loan Bank borrowed funds (Note 11)	13,750,000	10,750,000
Junior subordinated debt securities (Note 10)	8,248,000	—
Interest payable and other liabilities	1,331,100	1,101,800

Total liabilities	101,461,500	80,640,400

Commitments and contingencies (Note 13)

Shareholders’ equity (Notes 15 and 16)
Common stock, no stated par value, authorized: 2,500,000 shares, issued and outstanding: 1,566,658 and 1,493,816 shares at December 31, 2003 and 2002, respectively	4,630,900	4,500,400
Retained earnings	1,725,700	1,120,900
Accumulated other comprehensive income (Note 1)	53,900	17,600

Total shareholders’ equity	6,410,500	5,638,900

Total liabilities and shareholders’ equity	$107,872,000	$86,279,300

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001

Interest income
Loans	$5,173,400	$4,365,300	$4,576,300
Time deposits with other financial institutions	—	2,900	12,400
Investment securities	299,400	416,900	487,500
Federal funds sold	96,700	114,800	363,400
Total interest income	5,569,500	4,899,900	5,439,600

Interest expense
Interest-bearing transaction accounts	49,300	94,500	115,100
Savings and time deposit accounts	680,200	869,000	1,196,500
Time deposits in denominations of $100,000 or more	510,500	610,400	833,000
Notes payable and other	680,500	373,800	381,100
Total interest expense	1,920,500	1,947,700	2,525,700

Net interest income	3,649,000	2,952,200	2,913,900
Provision for loan losses (Note 6)	155,000	117,000	185,000
Net interest income, after provision for loan losses	3,494,000	2,835,200	2,728,900

Other income
Service charges on deposit accounts	505,700	508,100	494,000
Income from sales and servicing of Small Business Administration loans (Note 5)	660,600	526,000	512,700
Other income (Note 14)	1,237,000	746,900	489,000
Total other income	2,403,300	1,781,000	1,495,700

Operating expense
Salaries and employee benefits	2,566,000	2,200,500	2,153,500
Occupancy and equipment expense	510,700	372,300	326,300
Professional fees	89,100	84,200	106,600
Data processing	357,100	364,000	243,900
Other general and administrative (Note 14)	876,100	732,600	802,500
Total operating expenses	4,399,000	3,753,600	3,632,800

Income before tax provision	1,498,300	862,600	591,800
Income tax provision (Note 12)	658,500	354,000	231,300

Net income	$839,800	$508,600	$360,500

Earnings per common share

Basic	$0.55	$0.34	$0.25

Diluted	$0.47	$0.29	$0.21

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002, and 2001

	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total

Balance at December 31, 2000	1,219,671	$3,716,700	$1,054,600	$90,000	$4,861,300

Comprehensive income:
Net income for the year	—	—	360,500	—	360,500
Change in net unrealized gain on securities and other assets net of tax effects	—	—	—	(81,700)	(81,700)
Total comprehensive income					278,800

10% common stock dividend	120,516	361,600	(362,300)	—	(700)
Repurchase of common stock	(11,980)	(37,700)	—	—	(37,700)
Repurchase of stock options	—	—	(14,800)	—	(14,800)

Balance at December 31, 2001	1,328,207	4,040,600	1,038,000	8,300	5,086,900

Comprehensive income:
Net income for the year	—	—	508,600	—	508,600
Change in net unrealized gain on securities and other assets net of tax effects	—	—	—	9,300	9,300
Total comprehensive income					517,900

10% common stock dividend	135,637	406,900	(407,400)	—	(500)
Repurchase of common stock	(774)	(2,300)	—	—	(2,300)
Exercise of stock options	30,746	55,200	—	—	55,200
Repurchase of stock options	—	—	(18,300)	—	(18,300)

Balance at December 31, 2002	1,493,816	4,500,400	1,120,900	17,600	5,638,900

Comprehensive income:
Net income for the year	—	—	839,800	—	839,800
Change in net unrealized gain on securities and other assets net of tax effects	—	—	—	36,300	36,300
Total comprehensive income					876,100

$.15 per share cash dividend	—	—	(235,000)	—	(235,000)
Repurchase of common stock	(5,368)	(21,500)	—	—	(21,500)
Exercise of stock options	78,210	152,000	—	—	152,000

Balance at December 31, 2003	1,566,658	$4,630,900	$1,725,700	$53,900	$6,410,500

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$839,800	$508,600	$360,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	169,800	120,700	121,000
Realized gain on sales of available-for-sale securities, net	(21,300)	(163,287)	(87,494)
Amortization of deferred loan costs	108,500	71,400	46,200
Amortization (accretion) of discounts and premiums on investment securities	85,400	(11,800)	3,800
Loss on sale of equipment	100	2,900	—
Provision for loan losses	155,000	117,000	185,000
Business Administration loans	—	—	(1,500)
(Increase) decrease in trading assets	(81,100)	90,800	(5,000)
(Increase) decrease in interest receivable	(78,600)	(700)	291,400
Increase in other assets	(154,600)	(207,200)	(739,100)
(Increase) decrease in deferred tax asset	38,400	52,200	(140,000)
Increase (decrease) in interest payable	(9,300)	(160,800)	(10,800)
Increase in other liabilities	238,600	147,000	209,500
Net cash provided by operating activities	1,290,700	566,813	233,506

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in time deposits	—	100,000	100,000
Proceeds from maturity of investment securities	2,974,400	15,024,000	32,908,600
Purchase of investments	(3,540,500)	(11,672,713)	(24,894,906)
Net (increase) decrease in loans	(3,003,700)	3,155,800	(976,300)
Loan purchases	(12,546,000)	(10,650,500)	(10,511,500)
(Increase) decrease in loans held for sale	(1,365,300)	(376,900)	1,943,900
Proceeds from sale of equipment	1,900	3,000	—
Additions to bank premises and equipment	(122,800)	(565,600)	(152,500)
Net cash used by investing activities	(17,602,000)	(4,982,913)	(1,582,706)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	10,516,000	(716,000)	(3,885,900)
Proceeds from borrowings	11,248,000	6,750,000	—
Repayments of borrowings	(1,172,200)	(27,800)	(675,000)
Proceeds from exercise of stock options	152,000	55,200	—
Repurchase of common stock and stock options	(21,500)	(20,600)	(52,500)
Cash dividends paid on common stock	(235,000)	(500)	(700)
Net cash provided (used) by financing activities	20,487,300	6,040,300	(4,614,100)

Net increase (decrease) in cash and cash equivalents	4,176,000	1,624,200	(5,963,300)

CASH AND CASH EQUIVALENTS, BEGINNING	13,017,100	11,392,900	17,356,200

CASH AND CASH EQUIVALENTS, ENDING	$17,193,100	$13,017,100	$11,392,900

OTHER CASH FLOW INFORMATION

Interest paid	$1,738,100	$2,108,600	$2,536,700

Income taxes paid	$363,000	$353,200	$325,200

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003 and 2002

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

Investment Securities

Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and reflected at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income.  Other marketable securities are classified as “available for sale” and are reflected at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Gains and losses on disposition are generally recognized on the trade date, based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.  Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the securities.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or cost on originated loans.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Credit card loans and other personal loans are typically charged off no later than 180 days past due.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as either doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than that of the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when 1) the assets have been isolated from the Bank, 2) the transferee (buyer) obtains the right to pledge or exchange the transferred assets, free of conditions that would constrain it from taking advantage of that right, and 3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Stock Option Plan

Under the Corporation’s Stock Option Plan, the Bank may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and it’s subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive Stock Options may be granted at prices not lower than 100% of the fair market value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  Non-qualified stock options may be granted at prices not lower than 85% of the fair market value of the common stock on the date of grant.  The Board of Directors is authorized to determine when options become exercisable within a period not extending 10 years from the date of grant.  Under the Plan, 379,071 shares of common stock have been reserved for the granting of these options.  At December 31, 2003, 221,578 options were outstanding, 63,000 options were granted, and 78,210 options were exercised by officers, employees, and board members.

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

The Corporation applies APB Opinion 25 and related Interpretations in accounting for the plan.  Accordingly, no compensation cost has been recognized.  Had compensation cost for the Corporation’s stock-based compensation plan been determined based on the fair value at the grant date for awards under the plan consistent with the method prescribed by SFAS No. 123 as amended by SFAS 148, the Corporation’s net income and basic earnings per share would have been adjusted by the compensation cost net of taxes to the pro forma amounts indicated below:

Net income:
As reported	$839,800	$508,600	$360,500
Pro forma	$809,900	$470,200	$360,500

Compensation cost, net of taxes	$29,900	$38,400	$—

Basic earnings per share:
As reported	$0.55	$0.34	$0.25
Pro forma	$0.53	$0.32	$0.25

Diluted earnings per share:
As reported	$0.47	$0.29	$0.21
Pro forma	$0.45	$0.27	$0.21

The fair value of these options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for 2003 and 2002: risk-free interest rate of 5.1% and 4.5% for 2003 and 2002, respectively; dividend yield of .017% and 0% for 2003 and 2002, respectively; expected option life of 5.4 years and 5.6 years for 2003 and 2002, respectively ; and volatility of 20% and 30% in 2003 and 2002, respectively.  There were no options granted in 2001.

Earnings per share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method.  The weighted average number of shares used in the computation of basic earnings per share was 1,528,268 for 2003, 1,483,491 for 2002, and $1,469,489 for 2001.  The weighted average number of shares used in the computation of earnings per share assuming dilution of stock options was 1,796,859 for 2003, 1,744,081 for 2002, and 1,701,827 for 2001.  A 15% cash dividend was paid in 2003.  The 10% stock dividend was retroactively reflected in the 2001 weighted shares.

Accounting Changes

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity.  FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both.  Transferors to qualified special-purpose entities (“QSPEs”) and certain other interest in a QSPE are not subject to the requirements of FIN 46.  On December 17, 2003, the FASB deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004.  However, for special purpose entities the Company would be required to apply FIN 46 as of December 31, 2003.  The Interpretation had no effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  The Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  This Statement is effective for contracts entered into or modified after June 30, 2003.  This Statement had no effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity.  Such financial instruments include mandatory redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed.  Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003.  This Statement had no effect on the Company’s consolidated financial statements.

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

The components of other comprehensive income and related tax effects for the years ended December 31, are as follows:

	2003	2002	2001
Unrealized holding gains (losses) on available for sale securities and other assets, net	$66,100	$16,900	$(194,600)
Tax effect	(29,800)	(7,600)	112,900

Net-of-tax amount	$36,300	$9,300	$(81,700)

The components of accumulated other comprehensive income and related tax effects are as follows:

	2003	2002
Unrealized holding losses on available for sale securities	$(8,000)	$(28,500)
Unrealized holding gains on available for sale asset strip receivable	106,100	$60,500
Tax effect	(44,200)	(14,400)

Net-of-tax amount	$53,900	$17,600

Advertising Costs

Advertising costs are charged to operations when incurred.  The amount expensed for advertising as of December 31, 2003, 2002, and 2001 was $113,500, $100,200, and $102,400, respectively.

Reclassification

Certain amounts have been reclassified in the 2002 and 2001 financial statements to conform to the 2003 presentation.

Note 2.                                  CASH AND DUE FROM BANKS

The Corporation is required to maintain aggregate reserves (in the form of cash and deposits with the Federal Reserve Bank) to satisfy federal regulatory requirements.  At December 2003 and 2002, these reserve balances amounted to $517,000 and $455,000, respectively.

Note 3.                                  TRADING ASSETS

At December 31, 2003 and 2002, trading assets, at fair value, consisted of marketable equity securities in the amount of $163,300 and $82,200, respectively.

Note 4.                                  INVESTMENT SECURITIES AND OTHER INVESTMENTS

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
	December 31, 2003
Securities Available for Sale
GNMA - Mortgage Backed Securities	$2,293,500	$(47,400)	$2,246,100
Government Agency Securities	2,000,700	(12,800)	1,987,900
Corporate Debt Securities	1,789,300	52,200	1,841,500

Total securities available for sale	$6,083,500	$(8,000)	$6,075,500

Other Investments, at cost
AT Services LLC	$202,000	—	$202,000
Mission Valley Bank	25,000	—	25,000
Federal Home Loan Bank stock, restricted	752,600	—	752,600
Northern California Bancorp, Inc. Trust I	93,000	—	93,000
Northern California Bancorp, Inc. Trust II	155,000	—	155,000
Pacific Coast Banker’s Bank Stock	439,900	—	439,900

Total other investments	$1,667,500	$—	$1,667,500

	Amortized Cost	Gross Unrealized Losses	Fair Value
	December 31, 2002
Securities Available for Sale
GNMA - Mortgage Backed Securities	$4,559,900	$6,600	$4,553,300
Corporate Debt Securities	1,508,400	21,900	1,486,500

Total securities available for sale	$6,068,300	$28,500	$6,039,800

Other Investments, at cost
AT Services LLC	$204,200	$—	$204,200
Mission Valley Bank	25,000	—	25,000
Federal Home Loan Bank stock, restricted	541,400	—	541,400
Pacific Coast Banker’s Bank Stock	439,900	—	439,900

Total other investments	$1,210,500	$—	$1,210,500

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2003 are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Due between one and five years	$3,040,000	$3,068,600
Due between five and ten years	750,000	760,800
GNMA - Mortgage Backed Securities	2,293,500	2,246,100

	$6,083,500	$6,075,500

Proceeds from maturity and sales of investment securities during 2003 and 2002, respectively, were $2,974,400 and $15,024,000.  Realized gains during 2003 and 2002, respectively, were $21,300 and $163,300.

Information pertaining to securities with gross unrealized losses at December 31, 2003, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months
	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
GNMA - Mortgage Backed Securities	$47,400	$2,246,100
Government Agency Securities	12,800	1,987,900

Total securities avaiable for sale	$60,200	$4,234,000

There were no individual securities having a continuous loss position over twelve months.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any unanticipated recovery in fair value.

Note 5.                                  SALES AND SERVICING OF SBA LOANS

A summary of the activity of SBA loans follows:

	2003	2002	2001

SBA loans originated	$8,882,900	$5,916,900	$5,141,000

SBA loans sold	$4,994,100	$4,689,300	$5,264,300

A summary of income from SBA loans sold is as follows:

	2003	2002	2001

Income from premiums	$440,000	$332,800	$363,800
Income from servicing	220,600	193,200	148,900

Total SBA sales and servicing income	$660,600	$526,000	$512,700

Note 6.                                  LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of loan balances follows:

	2003	2002

Commercial and industrial	$16,869,700	$13,449,900
Construction	5,379,100	4,066,300
Real estate, mortgage	52,698,400	41,999,800
Installment	523,600	461,900
Government guaranteed loans purchased	57,600	63,400
	75,528,400	60,041,300
Allowance for loan losses	(774,800)	(636,900)
Deferred origination fees, net	(193,000)	(130,000)

Loans, net	$74,560,600	$59,274,400

An analysis of the allowance for loan losses follows:

	2003	2002	2001

Beginning balance	$636,900	$566,300	$468,500
Recoveries	1,300	13,300	1,700
Loans charged off	(18,400)	(59,700)	(88,900)
Provision for loan losses	155,000	117,000	185,000

Ending balance	$774,800	$636,900	$566,300

As of December 31, 2003 and 2002 the recorded investment in impaired loans totaled $927,200 and $328,400 with corresponding valuation allowances of $88,300 and $27,500, respectively.  No additional amounts are committed to be advanced in connection with impaired loans.

As of December 31, 2003, 2002, and 2001 the average recorded investment in impaired loans amounted to approximately $705,000, $1,218,500, and $984,200, respectively.  Non-accrual loans totaled $39,400 and $34,200 at December 31, 2003 and 2002, respectively.  If interest on non-accrual loans had been accrued, such income would have approximated $3,100, $3,000, and $21,300 for 2003, 2002, and 2001, respectively.

Note 7.                                  BANKING PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of banking premises and equipment and their estimated useful lives follows:

	2003	2002	Useful Lives

Land	$711,725	$711,725
Building	203,675	203,675	40 years
Building improvements	446,200	423,700	40 years
Leasehold improvements	803,500	710,900	Lease term
Furniture and equipment	1,653,100	1,640,600	3-8 years
	3,818,200	3,690,600
Accumulated depreciation	(1,620,500)	(1,446,900)

	$2,197,700	$2,243,700

Depreciation expense of $166,800, $120,700, and $121,000 was included in occupancy and equipment expense for the years ended December 31, 2003, 2002, and 2001, respectively.

Note 8.                                  DEPOSITS

At December 31, 2003, the scheduled maturities of time deposits are as follows:

2004	$18,219,700
2005	7,418,200
2006	7,152,100
2007	1,606,900
2008	508,000
Thereafter	468,300

$35,373,200

Note 9.                                  SHORT-TERM BORROWING AND LONG-TERM DEBT

The Corporation borrowed $1,000,000 on an unsecured basis from United Security Bank, Fresno, California on June 28, 2001.  The rate of interest is the United Security Bank Reference Rate (the “Index”) plus .750 percentage points over the Index.  The note requires monthly interest payments beginning August 5, 2001, quarterly principal and interest payments beginning October 5, 2002 through April 5, 2011, and a final payment of principal and interest on July 5, 2011.  The proceeds from the borrowing were used to payoff an $800,000 term loan and to pay down the $200,000 line of credit with Pacific Coast Bankers’ Bank.  The Corporation renewed the $200,000 revolving line of credit for one year, with interest due monthly.  The credit line is secured by 93,069 shares of Monterey County Bank common stock.  The rate of interest on the credit line is the prime rate as published in the Wall Street Journal (the “Index”) plus .750 percentage points over the Index, with floor rate of 6.50%.  The Corporation paid off both the term note and line of credit with proceeds from its March 27, 2003 Trust Preferred Securities issuance.

Note 10.                           JUNIOR SUBORDINATED DEBT SECURITIES

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

On November 13, 2003, the Company’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust II (the “Trust”) issued $5 million in cumulative Trust Preferred Securities.  The securities bear a floating rate of interest of 2.85% over the three month LIBOR rate, payable quarterly.  Concurrent with the issuance of the Trust Preferred Securities, the Trust used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Company.  The Subordinated Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements.  The Company will pay interest on the Junior Subordinated Debentures to the Trust, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities.  The Company has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters.  The Trust Preferred Securities will mature on November 8, 2033, but can be redeemed under certain circumstances at a premium prior to November 8, 2008, and can be redeemed, in whole or in part, on any February 8, May 8, August 8 or November 8 on or after November 8, 2008 at par.  The Company fully and unconditionally guarantees the obligations of the Trust, on a subordinated basis.

The Company received $4.96 million from the Trust upon issuance of the Junior Subordinated Debentures, of which $2.5 million was contributed by the Company to the Bank to increase its capital and the remainder held as working capital.

Issuance costs of $115,800 related to the March 27, 2003 Trust Preferred Securities issuance and $54,000 related to the November 13, 2003 issuance have been deferred and will be amortized over the 30-year life of the securities.

During the year ended December 31, 2003 interest expense on Junior Subordinated Debentures totaled $130,900 and the amortization of the issuance cost totaled $3,000.

Note 11.                           FEDERAL HOME LOAN BANK BORROWED FUNDS

The Bank entered into an advance and security agreement with the Federal Home Loan Bank of San Francisco on January 21, 1993.  The following table provides information on the seven (7) advances totaling $13,750,000 outstanding at December 31, 2003:

Advance Amount	Fixed Interest Rate	Funding Date	Maturity Date
1,000,000	6.81%	06/03/97	06/03/04
1,500,000	1.01%	06/20/03	06/21/04
1,000,000	6.86%	08/10/00	08/10/05
100,000	2.89%	10/29/02	10/31/05
3,900,000	2.83%	10/29/02	10/31/05
1,000,000	2.54%	02/04/03	02/06/06
2,750,000	3.44%	09/27/02	09/27/07
1,500,000	3.34%	02/14/03	02/14/08
1,000,000	7.72%	06/01/00	06/03/30

The advances are secured by pledged loans with unpaid principal in the amount of $24,452,200 and securities having fair value totaling $4,329,900.

Note 12.                           INCOME TAXES

Allocation of federal and California income taxes between current and deferred portions is as follows:

	2003	2002	2001

Current tax provision:
Federal	$484,300	$216,400	$228,300
California	166,100	81,300	82,900
	650,400	297,700	311,200

Deferred tax provision (benefit):
Federal	27,500	45,000	(63,900)
California	(19,400)	11,300	(16,000)
	8,100	56,300	(79,900)
	$658,500	$354,000	$231,300

The differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2003	2002	2001

Statutory federal tax rate	34.00%	34.00%	34.00%
California taxes, net of federal tax benefit	7.20	7.20	7.20
Other, net	2.74	(0.16)	(2.20)
Effective tax rates	43.94%	41.04%	39.00%

In addition, the Corporation has applied all unused general business tax credit carryforwards for financial reporting and income tax purposes.

The components of the net deferred tax asset, included in other assets, are as follows:

	2003	2002
Deferred tax asset
Federal	$190,200	$217,700
California	50,100	61,000

Net deferred tax asset	$240,300	$278,700

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

	2003	2002
Deferred tax assets (liabilities)
Net unrealized gain and loss on securities	$(30,500)	$66,300
California franchise tax	73,500	48,400
Allowance for loan losses	299,700	236,500
Depreciation	(102,400)	(72,500)

Net deferred tax asset	$240,300	$278,700

Note 13.                           COMMITMENTS AND CONTINGENCIES

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

Rent expense for operating leases is included in occupancy and equipment expense and amounted to approximately $270,800, $170,400, and $113,500 in 2003, 2002, and 2001, respectively.

Effective April 1, 2000, the Bank entered into a 5 year sublease agreement to rent one of the units in the Carmel Valley branch.  Sublease rental income for the years ending 2003, 2002 and 2001 was approximately $39,300, $36,700 and $34,100, respectively.

Effective July 1, 2002, the Bank entered into a 5 year and 3 months sublease agreement to rent one of the units in the Carmel-By-The-Sea branch.  Sublease rental income for the year ending 2003 was approximately $39,300; no sublease rental income was collected in 2002.

Future minimum rental commitments for all non-cancelable operating leases are as follows:

Year Ending December 31	Minimum Lease Commitments	Sublease Income	Net Lease Commitments
2004	$267,600	$74,200	$193,400
2005	251,900	46,100	205,800
2006	165,000	36,800	128,200
2007	102,100	27,600	74,500
	$786,600	$184,700	$601,900

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

At December 31, 2003 and 2002, such commitments to extend credit were approximately $12,413,700 and $7,804,400, respectively, of undisbursed lines of credit, undisbursed loans in process, and commitment letters.

Note 14.                           OTHER INCOME AND OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other income for the years ended December 31, 2003, 2002, and 2001 totaled $1,237,000, $746,900, and $489,000, respectively.  Significant categories comprising other income in the years ending December 31, 2003, 2002, and 2001 were net merchant discount fees of $376,400, $327,700, and $407,000, commercial banking origination fees of $539,400, $191,500, and $67,800, and life insurance cash surrender value earnings of $89,700, $122,200, and $85,900.

Other general and administrative expenses for the years ended December 31, 2003, 2002, and 2001 totaled $876,100, $732,600, and $802,500, respectively.  Significant categories comprising other general and administrative expenses in the years ending December 31, 2003, 2002, and 2001 were advertising of $113,500, $100,200, and $102,400, and insurance of $84,100, $50,200, and $35,200.

Note 15.                           SHAREHOLDERS’ EQUITY

Minimum regulatory requirements

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Under applicable regulatory guidelines, a portion of the Trust Preferred Securities qualify as Tier I Capital, and the remainder as Tier II Capital.   Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2003 and 2002, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.  There are no conditions or events since the notification that management believes have changed the Bank’s category.  The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2003 and 2002 are also presented in the tables.

December 31, 2003

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(All dollars in thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$15,003	17.3%	$6,964	8.0%	N/A	N/A
Monterey County Bank	11,882	13.7%	6,920	8.0%	$8,649	10.0%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	7,784	9.0%	3,482	4.0%	N/A	N/A
Monterey County Bank	11,107	12.8%	3,460	4.0%	5,190	6.0%

Tier 1 Capital to Average Assets:
Consolidated	7,784	8.2%	3,816	4.0%	N/A	N/A
Monterey County Bank	11,107	11.7%	3,784	4.0%	4,730	5.0%

December 31, 2002

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(All dollars in thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$6,056	9.1%	$5,347	8.0%	N/A	N/A
Monterey County Bank	6,866	10.4%	5,312	8.0%	$6,640	10.0%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	5,419	8.1%	2,674	4.0%	N/A	N/A
Monterey County Bank	6,229	9.4%	2,656	4.0%	3,984	6.0%

Tier 1 Capital to Average Assets:
Consolidated	5,639	7.7%	3,240	4.0%	N/A	N/A
Monterey County Bank	6,380	8.6%	3,221	4.0%	4,027	5.0%

Note 16.                           STOCK OPTIONS AND STOCK DIVIDENDS

At December 31, 2003, options for the purchase of 221,578 shares of the Corporation’s common stock were outstanding and exercisable at prices ranging from $1.55 to $3.30.  The status of all optioned shares is as follows:

	Shares	Price Range	Weighted Average Remaining Contractual Life
Outstanding at December 31, 1999	159,115	$2.07 - $2.48	4.3 Years

Granted	49,500	$2.73 - $3.00
Increase due to stock dividend	18,899	$1.88 - $3.00
Cancelled	(19,623)	$2.07 - $2.48

Outstanding at December 31, 2000	207,891	$2.07 - $2.48	3.7 Years

Increase due to stock dividend	18,472	$1.71 - $2.73
Cancelled	(23,183)	$2.07 - $2.48

Outstanding at December 31, 2001	203,180	$1.71 - $2.73	2.4 Years

Granted	81,000	$3.00 - $3.30
Increase due to stock dividend	22,101	$1.55 - $3.00
Exercised	(30,746)	$1.71 - $1.88
Cancelled	(32,405)	$1.88 - $2.48

Outstanding at December 31, 2002	243,130	$1.55 - $3.00	3.2 Years

Granted	63,000	$3.00 - $3.30
Exercised	(78,210)	$1.55 - $2.05
Cancelled	(6,342)	$1.86

Outstanding at December 31, 2003	221,578	$1.55 - $3.30	3.8 Years

The weighted average exercise price was $1.84 and $1.88 for the years ending December 31, 2003 and 2002, respectively.  The weighted average fair value of options granted during the years ending December 31, 2003 and 2002 were $2.40 and $2.45, respectively.

Note 17.                           RELATED PARTY TRANSACTIONS

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

Aggregate loan transactions with related parties are approximately as follows:

Balance as of December 31, 2001	$1,375,400
New loans	163,300
Repayments	(66,000)

Balance as of December 31, 2002	1,472,700
New loans	173,300
Repayments	(111,200)

Balance as of December 31, 2003	$1,534,800

Related party deposits totaled approximately $265,700 and $165,700 at December 31, 2003 and 2002, respectively.

Note 18.                           EMPLOYEE BENEFIT PLANS

During 1995, the Corporation established an employee stock ownership plan (ESOP) to invest in the Corporation’s common stock for the benefit of eligible employees.  The Board of Directors determines the Corporation’s contribution to the plan.  Shares in the plan generally vest after seven years.  The Corporation did not contribute to the ESOP trust in 2003, 2002, or 2001.  There were no shares in the plan as of December 31, 2003.

The Bank has a salary reduction plan under Section 401(k) of the Internal Revenue Code.  The plan covers substantially all full-time employees who have completed one year of service with the Bank.  Employees are allowed to defer up to 15% of their compensation subject to certain limits based on federal tax laws.  Under the provisions of the plan, the Bank’s contribution policy is discretionary.  The Bank initiated a matching contribution in 2001 of 100% of each employee’s contribution up to 6% of the employee’s compensation.  The Bank’s matching contributions in 2003, 2002, and 2001 totaled $71,800, $65,800, and $52,500 respectively.

Note 19.                           REGULATORY MATTERS

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

Note 20.                           RESTRICTION ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation.  The total amount of dividends which may be paid at any date is generally limited to the lesser of: (i) retained earnings; or (ii) the Bank’s net income for its last three fiscal years (less any distributions to the stockholders made during such period), and loan or advances are limited to 25 percent of the Bank’s primary capital plus the allowance for loan losses on a secured basis and 15% on an unsecured basis.

Note 21.                           SALARY CONTINUATION PLAN

The Corporation has established salary continuation plans, which provide for payments to a certain officer at the age of retirement.  Included in other liabilities at December 31, 2003 and 2002, respectively, is $508,500 and $393,400 of deferred compensation related to the continuation plans.  The plans are funded through life insurance policies that generate value to fund the future benefits.

Note 22.                           FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Cash Surrender Value of Life Insurance: The carrying amount of life insurance approximate fair value.

Short-term borrowing: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values.  Fair values of other borrowings are estimated using discounted cash flow analyses based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

Long-term borrowing:  The fair values of the Corporation’s long-term borrowings are estimated using discounted cash flow analyses based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments as of December 31, 2003 and 2002 are as follows:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$17,193,100	$17,193,100	$13,017,100	$13,017,100
Trading assets	163,300	163,300	82,200	82,200
Securities, available for sale	6,075,500	6,075,500	6,039,800	6,039,800
Other investments	1,667,500	1,667,500	1,210,500	1,210,500
Loans, held for sale	2,347,800	2,347,800	982,500	982,500
Loans, net	74,560,600	75,907,900	59,274,400	60,006,400
Accrued interest receivable	392,100	392,100	313,500	313,500

Financial Liabilities:
Deposits	78,147,100	78,374,300	67,616,400	67,699,200
Short-term borrowings	—	—	200,000	200,000
Long-term debt	21,998,000	22,024,800	11,722,200	11,753,300
Accrued interest payable	357,000	357,000	366,900	366,900

Note 23.                           NORTHERN CALIFORNIA BANCORP, INC. (PARENT CORPORATION ONLY)

The following are the financial statements of Northern California Bancorp, Inc. (Parent Corporation only) as of December 31, 2003 and 2002:

Balance Sheets	2003	2002
Assets
Cash and due from banks	$2,628,300	$17,100
Investment securities - trading account	163,300	82,200
Investment in Mission Valley Bank Stock	25,000	25,000
Investment in AT Services LLC Acquisition Corp.	202,000	204,200
Northern California Bancorp, Inc. Trust I	93,000	—
Northern California Bancorp, Inc. Trust II	155,000	—
Deferred tax asset	14,800	87,000
Debt issue costs, net	166,700	10,000
Accounts receivable	—	10,000
Investment in common stock of Monterey County Bank	11,284,100	6,380,200

	$14,732,200	$6,815,700

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$58,900	$3,600
Dividend payable	14,800	1,000
Junior subordinated debt securities	8,248,000	—
Notes payable	—	1,172,200
Total liabilities	8,321,700	1,176,800
Shareholders’ equity	6,410,500	5,638,900

	$14,732,200	$6,815,700

Statements of Operations	2003	2002	2001

Equity in income of subsidiary	$917,600	$629,100	$663,300
Investment income from AT Services LLC	14,300	24,200	—
Gain (loss) on sale of securities	36,200	5,400	(27,800)
Gain (loss) on trading asset	49,700	(173,800)	(199,400)
Loss on Community Bankers’ Insurance Agency	—	—	(40,000)
Dividend income	9,100	5,500	—
Miscellaneous income	100	—	2,200
Operating expenses	(176,000)	(85,600)	(118,800)
Applicable tax benefit	(11,200)	103,800	81,000

Net income	$839,800	$508,600	$360,500

Statements of Cash Flows	2003	2002	2001

Cash flows from operating activities:
Net income	$839,800	$508,600	$360,500
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed income of Monterey County Bank	(917,600)	(629,100)	(663,300)
(Increase) decrease in trading securities	(81,100)	90,800	(5,000)
(Increase) decrease in other assets	(74,500)	12,700	(46,100)
Increase (decrease) in accrued expenses	55,300	(1,300)	(4,000)
Increase (decrease) in other liabilities	13,800	(300)	(1,400)
Net cash used by operating activities	(164,300)	(18,600)	(359,300)

Cash flows from investing activities:
Cash dividends received from subsidiary	50,000	75,000	200,000
Increase in investments	(4,245,800)	(54,200)	(154,800)
Net cash provided by investing activities	(4,195,800)	20,800	45,200

Cash flows from financing activities:
Proceeds from borrowings	8,248,000	—	325,000
Repayments on borrowings	(1,172,200)	(27,800)	—
Cash dividends paid on common stock	(235,000)	(500)	(700)
Exercise of stock options	152,000	55,200	—
Stock repurchase	(21,500)	(20,600)	(52,500)
Net cash provided by financing activities	6,971,300	6,300	271,800

Net increase (decrease) in cash and cash equivalents	2,611,200	8,500	(42,300)

Cash and cash equivalents, beginning of year	17,100	8,600	50,900
Cash and cash equivalents, end of year	$2,628,300	$17,100	$8,600