Form 10QSB
period 2004-03-31
NORTHERN CALIFORNIA BANCORP INC
filed 2004-05-13
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2004

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
for the period from to

Commission File Number 0-27666

NORTHERN CALIFORNIA BANCORP, INC.

(Name of Small Business Issuer in its Charter)

Incorporated in the State of California

IRS Employer Identification Number 77-0421107

Address: 601 Munras Avenue, Monterey, CA 93940

Telephone: (831) 649-4600

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒                      No  ☐

As of April 30, 2004, the Corporation had 1,566,658 shares of common stock outstanding.

PART I-FINANCIAL INFORMATION

Item 1.                    FINANCIAL STATEMENTS

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	MARCH 31 2004	DECEMBER 31 2003
ASSETS:
Cash and Due From Banks	4,444,200	4,798,100
Federal Funds Sold	12,970,000	12,395,000
Total Cash and Cash Equivalents	17,414,200	17,193,100
Trading Assets	188,400	163,300
Investment Securities, available for sale (Note 1)	6,758,200	6,075,500
Other Investments (Note 2)	1,854,600	1,667,500
Loans Held for Sale	2,095,000	2,347,800
Loans, Net (Note 3, 4)	82,389,200	74,560,600
Bank Premises and Equipment, Net	2,189,700	2,197,700
Cash Surrender Value of Life Insurance	2,318,300	2,251,000
Interest Receivable and Other Assets	1,572,000	1,415,500
Total Assets	116,779,600	107,872,000

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Total Deposits (Note 5)	82,037,600	78,132,400
Federal Home Loan Bank Borrowed Funds	18,650,000	13,750,000
Junior Subordinated Debt Securities	8,248,000	8,248,000
Interest Payable and Other Liabilities	1,190,200	1,331,100
Total Liabilities	110,125,800	101,461,500

Shareholders’ Equity:
Common Stock - No Par Value Authorized: 2,500,000 in 2004 and 2003 Outstanding:1,566,658 in 2004 and 1,493,822 in 2003	4,630,900	4,630,900
Retained Earnings	1,927,400	1,725,700
Accumulated Other Comprehensive Income (Loss)	95,500	53,900
Total Shareholders’ Equity	6,653,800	6,410,500
Total Liabilities & Shareholders’ Equity	116,779,600	107,872,000

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE-MONTH PERIOD ENDING MARCH 31
	2004	2003
INTEREST INCOME:
Interest and Fees on Loans	1,509,100	1,195,500
Interest on Investment Securities	60,400	82,200
Interest on Federal Funds	24,900	19,700
Total Interest Income	1,594,400	1,297,400

INTEREST EXPENSE:
Interest-Bearing Transaction Accounts	14,000	12,200
Savings Accounts	19,600	14,200
Time Deposits	257,700	294,400
Notes Payable and other	226,700	143,300
Total Interest Expense	518,000	464,100

Net Interest Income	1,076,400	833,300
PROVISION FOR LOAN LOSSES	70,000	50,000
Net Interest Income After Provision for Possible Loan Losses	1,006,400	783,300

NONINTEREST INCOME:
Service Charges on Deposit Accounts	127,700	137,500
SBA Loan Sales & Servicing Income	188,600	178,200
Other Operating Income	692,000	628,900
Total Non-interest Income	1,008,300	944,600

NONINTEREST EXPENSE:
Salaries and Employee Benefits	729,800	611,400
Occupancy and Equipment Expense	132,200	140,800
Professional Fees	33,200	21,900
Data Processing	91,200	90,700
FDIC & State Assessments	12,300	7,500
Other Operating Expenses	680,900	630,300
Income Tax Expense	133,300	79,200
Total Non-interest Expense	1,813,000	1,581,800
NET INCOME (LOSS)	201,600	146,100

Earnings per common share
Primary	0.129	0.098
Diluted	0.107	0.084

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$201,600	$146,100
Adjustments to reconcile net income to net cash
used by operating activities:
Depreciation and amortization expense	16,400	41,900
Realized gain on sales of available-for-sale securities, net	35,700	—
Amortization of deferred loan (fees) costs	(29,700)	(22,000)
Amortization (accretion) of discounts and premiums on investment securities	(9,800)	(700)
Gain on sale of equipment	1,000	—
Provision for loan losses	70,000	50,000
(Increase) decrease in trading assets	(25,100)	(16,200)
(Increase) decrease in interest receivable	(8,600)	(11,000)
Increase in other assets	(134,100)	(311,700)
(Increase) decrease in deferred tax asset	(18,000)	(31,500)
Increase (decrease) in interest payable	(2,500)	(12,800)
Decrease in other liabilities	(138,400)	—
Net cash used by operating activities	(41,500)	(167,900)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of investment securities	1,352,900	562,900
Purchase of investments	(2,192,000)	(104,100)
Net (increase) decrease in loans	(14,421,700)	(5,332,800)
Loan purchases	(1,180,000)	—
Loan sales	7,672,700	1,997,800
(Increase) decrease in loans held for sale	252,800	(646,500)
Proceeds from sale of equipment	2,400	900
Additions to bank premises and equipment	(29,700)	(55,000)
Net cash used by investing activities	(8,542,600)	(3,576,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	3,905,200	1,842,800
Proceeds from borrowings	4,900,000	5,500,000
Repayments of borrowings	—	(1,172,200)
Net cash provided by financing activities	8,805,200	6,170,600

Net increase in cash and cash equivalents	221,100	2,425,900

CASH AND CASH EQUIVALENTS, BEGINNING	17,193,100	13,017,100

CASH AND CASH EQUIVALENTS, ENDING	$17,414,200	$15,443,000

See Note 8 for supplemental disclosures

NOTES TO FINANCIAL STATEMENTS

	MARCH 31 2004	DECEMBER 31 2003
(NOTE 1) INVESTMENT SECURITIES:
Available for sale:
Corporate Debt Securities	754,700	1,841,500
Government National Mortgage Association	1,978,500	2,246,100
U.S. government Agencies	4,025,000	1,987,900
	6,758,200	6,075,500

(Note 2) Other Investments
AT Services LLC	202,000	202,000
Mission Valley Bank	25,000	25,000
Federal Home Loan Bank stock, restricted	939,700	752,600
Northern California Bancorp, Inc. Trust I	93,000	93,000
Northern California Bancorp, Inc. Trust II	155,000	155,000
Pacific Coast Bankers’ Bank Stock	439,900	439,900
	1,854,600	1,667,500

(NOTE 3) GROSS LOANS:
Commercial and Industrial	18,164,500	16,869,700
Construction	7,172,800	5,379,100
Real Estate - Mortgage	57,455,200	52,698,400
Installment	590,900	523,600
Government Guaranteed Loans Purchased	56,100	57,600
Gross Loans	83,439,500	75,528,400
Allowance for Loan Losses	(845,400)	(774,800)
Deferred Origination Fees, net	(204,900)	(193,000)
Loans, net	82,389,200	74,560,600

(NOTE 4) ALLOWANCE FOR POSSIBLE LOAN LOSSES:
Balance at Beginning of Period	774,800	636,900
Recoveries	600	1,300
Provision for Possible Loan Losses	70,000	155,000
Loans Charged Off	0	(18,400)
Balance at End of Period	845,400	774,800

(NOTE 5) DEPOSITS:
Demand	19,290,700	17,859,800
Interest-Bearing Transaction	17,130,100	16,454,500
Savings	8,594,000	8,444,900
Time Under $100,000	20,553,900	19,241,100
Time Equal to or Greater than $100,000	16,468,900	16,132,100
	82,037,600	78,132,400

(Note 6) Comprehensive Income

The components of other comprehensive income and related tax effects for the three month periods ending March 31, 2004 and 2003 are as follows:

	2004	2003
Unrealized holding gains on available- for - sale securities and other assets, net	75,600	(43,800)
Tax effect	(34,000)	19,700

Net-of-tax amount	41,600	(24,100)

The components of accumulated other comprehensive income and related tax effects are as follows:

	2004	2003
Unrealized holding gains on available for sale securities	1,600	(44,100)
Unrealized holding gains on available for sale strip receivable	172,000	32,300
Tax effect	(78,100)	5,300

Net-of-tax amount	95,500	(6,500)

(Note 7) Stock Option Plan:

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

	3 Months Ended 2004	3 Months Ended 2003
Net income:
As reported	$201,600	$146,100
Pro forma	$80,900	$116,200

Compensation cost, net of taxes	$120,700	$29,900

Basic earnings per share:
As reported	$0.129	$0.098
Pro forma	$0.052	$0.078

Diluted earnings per share:
As reported	$0.107	$0.084
Pro forma	$0.043	$0.067

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

The fair value of these options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for 2004 and 2003: risk-free interest rate of 4.78% and 4.83% for 2004 and 2003, respectively; dividend yield of .017% and 0% for 2004 and 2003, respectively; expected option life of 5.18 years and 5.0 years for 2004 and 2003, respectively; and volatility of 20% and 30% in 2004 and 2003, respectively.

(NOTE 8) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	3/31/04	3/31/03
Payments during the period ending:
Interest	520,600	461,400
Income Taxes	146,100	79,200

ITEM 2:                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The following discussion reviews and analyzes the operating results and financial condition of the Corporation, focusing on the Bank.  It should be read in conjunction with the financial statements and the other financial data presented elsewhere herein.

For the three months ended March 31, 2004 net income was $201,600, compared to $146,100 for the same period in 2003.  For the three months ended March 31, 2004 interest income after provision for loan losses increased $223,100, non-interest income increased $63,700, while non-interest expense increased $231,300.

The following table sets forth certain selected financial ratios of the Corporation at and for the three months ended, March 31, 2004 and 2003.

	The three months Ended March 31, 2004	The three months Ended March 31, 2003
	(Dollars in thousands except per share data)

Summary of Operating Results:

Total interest income	1,594	1,297
Total interest expense	518	464
Net interest income	1,076	833

Provision for possible loan losses	70	50
Net interest income after provision for loan loss	1,006	783

Total other income	1,008	945
Total other expense	1,680	1,503

Income (loss) before taxes	335	225
Provision for income tax	133	79

Net income (loss)	202	146

Per Common Share Data:

Net income - Primary (1)	0.129	0.098
Net income - Diluted (2)	0.107	0.084
Book value, end of period	4.25	3.86
Avg shares outstanding (3)	1,566,658	1,493,816

Balance Sheet Data:

Total loans, net of unearned income (4)	84,484	64,223
Total assets	116,780	92,358
Total deposits	82,038	69,459
Stockholders’ equity	6,654	5,761

	The three months Ended March 31, 2004	The three months Ended March 31, 2003

Selected Financial Ratios (5):

Return on average assets (6)	0.74%	0.67%
Return on average stockholders’ equity (6)	12.33%	10.25%
Net interest spread	3.98%	3.98%

Net interest margin	4.38%	4.32%

Avg shareholders’ equity to average assets	6.02%	6.49%

Risked-Based capital ratios
Tier 1	8.58%	9.64%
Total	16.13%	12.70%
Total loans to total deposits at end of period	102.98%	92.46%

Allowance to total loans at end of period	1.00%	1.04%

Nonperforming loans to total loans at end of period	0.03%	0.04%

Net charge-offs to average loans	0.00%	0.01%

(1)   Primary earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year.  The weighted average number of common shares used for this computation was 1,566,658 and 1,493,816 for March 31, 2004 and 2003, respectively.

(2)   Diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,878,032 and 1,745,347 for March 31, 2004 and 2003, respectively.

(3)   Weighted average common shares.

(4)   Includes loans being held for sale.

(5)   Averages are of daily balances.

(6)   March 31, 2004 calculated on an annualized basis.

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

Net interest income for the three months ended March 31, 2004 was $1,076,400 compared to $833,300 for the same period in 2003.  The increase of $243,100 resulted from total interest income increasing $297,000, while total interest expense increased $53,900.  Average interest earning assets increased $21,863,000 (28.58%), while the average rate earned decreased 26 basis points.  Average interest bearing liabilities increased $15,607,000 (23.27%), while the average rate paid decreased 26 basis points.

The following table shows the components of the Bank’s net interest income, setting forth, for each the three months ended March 31, 2004 and 2003, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v) the net interest yield on average interest-earning assets (i.e., net interest income divided by average interest-earning assets).  Yields are computed on a tax-equivalent basis, no tax-exempt investments were held in 2004 or 2003.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

	Three Months Ended March 31,						Twelve Months Ended December 31,
	2004			2003			2003
	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate
	(Dollars in thousands)
Interest Earning Assets:
Invest securities - Taxable	7,778	60	3.07	6,809	74	4.34	8,113	299	3.69
Federal funds sold	10,399	25	0.96	6,552	20	1.20	8,891	97	1.09
Total investments	18,177	85	1.86	13,361	94	2.80	17,004	396	2.33

Loans
Construction	6,185	189	12.21	4,047	88	8.67	3,847	369	9.59
Real estate	54,296	974	7.18	43,342	827	7.64	47,264	3,585	7.59
Installment	536	14	10.29	474	14	12.03	494	38	7.62
Commercial	19,164	333	6.95	15,271	267	6.99	16,344	1,182	7.23
Total loans	80,181	1,510	7.53	63,134	1,196	7.58	67,949	5,174	7.61

Total Interest earning assets	98,358	1,594	6.48	76,495	1,290	6.74	84,953	5,570	6.56

Interest Bearing Liabilities:
Int-bearing demand	13,305	8	0.25	10,364	6	0.25	10,892	27	0.25
Money market savings	2,956	6	0.78	2,241	6	1.03	2,592	22	0.86
Savings deposits	7,847	20	1.00	5,538	14	1.03	6,011	62	1.03
Time deposits >$100M	16,215	118	2.92	16,610	135	3.26	16,378	511	3.12
Time deposits <$100M	19,127	140	2.92	18,988	159	3.35	20,074	618	3.08
Other Borrowing	23,236	227	3.90	13,339	143	4.30	16,781	680	4.05
Total interest bearing liabilities	82,686	518	2.51	67,079	464	2.77	72,729	1920	2.64

Net interest income		1,076			826			3,649

Net interest spread			3.98			3.98			3.92

Net yield on interest earning assets			4.38			4.32			4.30

	Three Months Ended March 31, 2004 vs 2003 Increase (Decrease) Due to changes			Twelve Months Ended December 31, 2003 vs 2002 Increase (Decrease) Due to Changes
	Avg Volume	Avg Rate	Total	Avg Volume	Avg Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Invest securities - Taxable	11	(25)	(14)	(125)	7	(118)
Federal funds sold	12	(6)	5	30	(48)	(18)
Total investments	22	(31)	(9)	(96)	(40)	(135)

Loans
Construction	46	55	101	108	(11)	97
Real estate	209	(62)	147	715	24	739
Installment	2	(2)	(0)	(18)	(10)	(28)
Commercial	68	(2)	66	57	(58)	(1)
Total loans	325	(11)	314	862	(55)	807

Total Interest Earning Assets	347	(43)	304	766	(95)	671

Interest Bearing Deposits:
Int-bearing demand	2	0	2	(0)	(46)	(46)
Money market savings	2	(2)	(0)	6	(5)	1
Savings deposits	5	(0)	5	23	(16)	8
Time deposits >$100M	(3)	(14)	(17)	12	(101)	(89)
Time deposits <$100M	1	(21)	(20)	(13)	(195)	(207)
Other Borrowing	106	(23)	83	590	(284)	306

Total interest bearing deposits	112	(59)	53	618	(646)	(28)

Net change in net interest	235	16	251	148	550	699

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

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At March 31, 2004 and 2003 the Bank’s allowance stood at 1.00 percent and 1.04 percent of gross loans, respectively.  A provision of $70,000 was made to the allowance during the three months ended March 31, 2004, compared with a provision of $50,000 for the same period in 2003.  No loans were charged off during the three months ended March 31, 2004, compared to $10,000 in the same period of 2003.  Recoveries for the same periods were $600 and $700, respectively.

The Bank’s non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans were 0.03 percent at March 31, 2004 compared with 0.71 percent for the same period in 2003.

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

Non-Interest Income

Total non-interest income for the three months ended March 31, 2004 was $1,008,300 compared with $944,600 for the same period in 2003.  The increase of $63,700 was the result of income from SBA loan sales and servicing increasing $10,400 and income from other service charges, commissions and fees increasing $63,100; while service charges on deposit accounts decreased $9,800.

The sale, of Small Business Administration (SBA) guaranteed loans, is a significant contributor to the Bank’s income.  SBA guaranteed loans yield up to 3 3/4% over the New York prime rate, and the guaranteed portions can be sold at premiums, which vary with market conditions.  SBA loans are guaranteed by the full faith of the United States Government from 75 to 85 percent of the principal amount.  The guaranteed portion has risks comparable for an investor to a U. S. Government security and can usually be sold in the secondary financial market, either at a premium or at a yield which allows the Bank to maintain a significant spread for itself.

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

Non-Interest Expense

Salary and benefits expense for the three months ended March 31, 2004 increased $118,400 compared with the same period in 2003.  The increase was due the addition of a Chief Lending Officer, merit pay increases, increased employee benefits cost and increased recruitment expense.

Total occupancy and equipment expense for the three months ended March 31, 2004 was $132,200 compared to $140,800 for the same period in 2003.

Professional fees for the three months ended March 31, 2004 increased $11,500 compared to the same period in 2003.  The increase was due to accounting/audit fees increasing $11,600; while legal fees decreased $100.

Data processing expense for the three months ended March 31, 2004 was $91,200 compared to $90,700  for the same period in 2003.

Other expenses for the three months ended March 31, 2004 totaled $826,500 compared with $717,000 for the same period in 2003.  Significant changes occurred in the following categories with increases in advertising $2,200, postage expense $3,100, entertainment and meals $5,000, insurance expense $10,100, business development $17,400, merchant expense $22,200, telephone $4,300, FDIC & State assessments $4,800, operational losses $2,600, telephone expense $4,300, income tax expense $54,100 and decreases in collection expense $2,800, director fees $3,100, stationary and supplies $2,600, subscriptions/publications $2,200, travel expense $2,700 and due and memberships $3,200.

LOANS

Loans represented 81.52% of average earning assets, and 74.18% of average total assets for the three months ended March 31, 2004 compared with 82.53% and 71.88%, respectively during 2003. For the three months ended March 31, 2004, average loans increased 27.00% from $63,134,000 for the same period in 2003 to $80,181,000.  Average construction loans increased $2,138,000 (52.82%) real estate loans increased $10,954,000 (25.27%), commercial loans increased $3,893,000 (25.49%) and average installment loans increased $62,000 (13.13%).

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

The Bank is a recognized leader for Small Business Administration lending in Monterey County, and holds SBA’s coveted Preferred Lender Status.  Generally, SBA loans are guaranteed, by the SBA, for 75 to 85 percent of their principal amount, which can be retained in portfolio or sold to investors.  Such loans are made at floating interest rates, but generally for longer terms (up to 25 years) than are available on a conventional basis to small businesses.  The unguaranteed portion of the loans, although generally supported by collateral, is considered to be more risky than conventional commercial loans because they may be based upon credit standards the Bank would not otherwise apply, such as lower cash flow coverage, or longer repayment terms.

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

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”):

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Accruing, past due 90 days or more:

Real Estate	0	0
Commercial	0	0
Installment	0	0
Other	0	0
Total accruing	0	0

Nonaccrual Loans:

Commercial	29	28
Installment	0	0
Other	0	0
Total nonaccrual	29	28

Total nonperforming	29	28

Total loans end of period	84,484	64,901

Ratio of nonperforming loans to total loans at end of period	0.03%	0.04%

These ratios have been maintained as a result of conservative underwriting criteria, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel).  The Bank does not have any foreign loans or loans for highly leveraged transactions.

Summary of Loan Loss Experience

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
	(Dollars in thousands)

Average loans outstanding	80,181	63,134

Allowance, beginning of period	775	637

Loans charged off during period:
Commercial	0	10
Installment	0	0
Real Estate	0	0
Other	0	0
Total charge offs	0	10

Recoveries during period:
Commercial	0	1
Installment	0	0
Other	0	0
Total recoveries	0	1

Net Loans charged off during the period	0	9

Additions to allowance for possible loan losses	70	50

Allowance, end of period	845	678

Ratio of net loans charged off to average Loans outstanding during the period	0.0%	0.014%

Ratio of allowance to total loans at end of period	1.00%	1.04%

Funding Sources

Average deposits for the three months ended March 31, 2004 were $59,450,000 an increase of 10.62% compared with the same period in 2003.  Average certificates of deposit represented 45.70% of average deposits for the three months ended March 31, 2004.  Average interest bearing checking, money market and savings accounts as a group was 31.18% of average deposits.  Average demand deposits represented 23.12% of average deposits.

The Bank has lines of credit from the Federal Home Loan Bank of San Francisco and Pacific Coast Bankers’ Bank with available borrowing capacity on March 31, 2004 of $2,733,600 and $2,500,000, respectively.  The Federal Home Loan Bank line of credit has a maximum borrowing capacity of twenty five percent (25%) of the Bank’s total assets, adjusted quarterly.  The Federal Home Loan Bank line of credit is secured by some of  the Bank’s real estate secured loans and securities.  At March 31, 2004 the total principal balances of pledged loans was $27,440,600 and securities of $5,853,400.  The following table provides information on nine (12) advances totaling $18,650,000 outstanding at March 31, 2004.

Amount	Rate	Funding Date	Maturity Date
1,000,000	6.81%	6/3/97	6/3/04
1,500,000	1.01%	6/20/03	6/21/04
1,000,000	6.86%	8/10/00	8/10/05
100,000	2.89%	10/29/02	10/31/05
3,900,000	2.83%	10/29/02	10/31/05
1,000,000	2.54%	2/4/03	2/6/06
1,000,000	1.77%	3/9/04	3/9/06
2,750,000	3.44%	9/27/02	9/27/07
1,500,000	3.34%	2/14/03	2/14/08
2,000,000	3.18%	3/9/04	3/9/09
1,000,000	7.72%	6/1/00	6/3/30
1,900,000	5.55%	3/9/04	3/8/34

The Bank has a letter of credit in the amount of $105,000, expiring April 17, 2006, issued by Federal Home Loan Bank of San Francisco, which is used to secure local agency deposits.  The beneficiary of the letter of credit is the Administrator of Local Agency Security, Department of Financial Institutions.

The Pacific Coast Bankers’ Bank line of credit is unsecured.  The Bank did not utilize any overnight borrowings in 2004 or 2003.

Capital Resources

The Company maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends.  At March 31, 2004, stockholders’ equity was $6,653,800 versus $6,410,500 at December 31, 2003.  The Company paid a $0.15 per share cash dividend in 2003 and a ten

(10%) percent stock dividend in 2002.  The Bank paid no cash dividends during the three months ended March 31, 2004, cash dividends totaling $50,000 to the Corporation in 2003.

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

Under current rules, all banks are required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 risk-based capital ratio of 12.10% and a total risk-based capital ratio of 13.00% at March 31, 2004, well above the minimum regulatory requirements.  The Company had a Tier 1 risk-based capital ratio of 8.58% and a total risk-based capital ratio of 16.13% at March 31, 2004.

The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill.  The Company had a leverage capital ratio of 6.88% at March 31, 2004 while the Bank’s leverage capital ratio was 10.50%.

Under regulatory guidelines, the $8 million in Trust Preferred Securities outstanding will qualify as Tier 1 capital up to 25% of Tier 1 capital.  Any additional Trust Preferred Securities will qualify as Tier 2 capital.

Liquidity

Liquidity represents a bank’s ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs.  For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings.  In addition, the Bank has lines of credit from the Federal Home Loan Bank of San Francisco of approximately $26,763,000 and a $2,500,000 federal funds line of credit with the Pacific Coast Bankers’ Bank to meet temporary liquidity requirements.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 10 percent of total assets (“primary liquidity”), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s primary liquidity at March 31, 2004 was 19.95 percent.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  At March 31, 2004 the affect of a 2% increase in the federal funds sold rate, expressed, as a percentage of equity, was a positive 5.00%.  At March 31, 2004 the fed funds target rate was less than 1.00%; therefore, the model assumed a 0.50% decrease in the fed funds rate resulting in negative affect on capital of 1.3%.

The Corporation’s sources of revenues and liquidity are the dividends, tax equalization payments or management fees from the Bank, gains on securities held in a trading account and the line of credit from the Pacific Coast Bankers’ Bank.  The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law.

Investment Securities

The following table sets forth the book and market value of the Bank’s investment securities at March 31, 2004:

	INVESTMENT PORTFOLIO MIX March 31, 2004
	Book Value	Market Value
Securities Available for Sale

Government National Mortgage Association	2,007,000	1,978,500
U.S. Government Agency Securities	4,000,000	4,025,000
Corporate Debt Securities	750,000	754,700
Total	6,757,000	6,758,200

Other Investments, at cost
AT Services LLC	202,000	202,000
Mission Valley Bank	25,000	25,000
Federal Home Loan Bank stock, restricted	939,700	939,700
Northern California Bancorp, Inc. Trust I	93,000	93,000
Northern California Bancorp, Inc. Trust II	155,000	155,000
Pacific Coast Bankers’ Bank Stock	439,900	439,900
	1,854,600	1,854,600

The following table summarizes the maturity of the Bank’s investment securities at March 31, 2004:

	INVESTMENT PORTFOLIO MATURITIES
	(Dollars in thousands)
	Available for Sale
	Amortized Cost	Fair Value
Due between one and five years	2,000,000	2, 002,200
Due between five and ten years	2,750,000	2,777,500
Due between ten and fifteen years	—	—
Due in over fifteen years	2,007,000	1,978,500
	6,757,000	6,758,200

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as Defined in Section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s management within the 90-day period preceding the filing date of this quarterly report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls:  In the quarter ended March 31, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factor that could significantly affect these controls.

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

NORTHERN CALIFORNIA BANCORP, INC.

Date:	May 12, 2004	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chairman of the Board &
Chief Executive Officer

Date:	May 12, 2004	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and
Principal Accounting Officer