Form 10QSB
period 2004-06-30
NORTHERN CALIFORNIA BANCORP INC
filed 2004-08-16
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2004

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

for the period from to

Commission File Number 0-27666

NORTHERN CALIFORNIA BANCORP, INC.
(Name of Small Business Issuer in its Charter)

Incorporated in the State of California

IRS Employer Identification Number 77-0421107

Address:  601 Munras Avenue, Monterey, CA  93940

Telephone: (831) 649-4600

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

As of August 3, 2004, the Corporation had 1,566,658 shares of common stock outstanding.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTHERN CALIFORNIA BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	JUNE 30 2004	DECEMBER 31 2003
ASSETS:
Cash and Due From Banks	6,694,700	4,798,100
Federal Funds Sold	5,410,000	12,395,000
Total Cash and Cash Equivalents	12,104,700	17,193,100
Trading Assets	155,400	163,300
Investment Securities, available for sale (Note 1)	12,713,100	6,075,500
Other Investments (Note 2)	1,854,600	1,667,500
Loans Held for Sale	2,304,800	2,347,800
Loans, Net (Note 3)	84,483,600	74,560,600
Bank Premises and Equipment, Net	2,204,800	2,197,700
Cash Surrender Value of Life Insurance	2,335,600	2,251,000
Interest Receivable and Other Assets	1,917,900	1,415,500
Total Assets	120,074,500	107,872,000
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Total Deposits (Note 5)	87,641,000	78,132,400
Federal Home Loan Bank Borrowed Funds	16,150,000	13,750,000
Junior Subordinated Debt Securities	8,248,000	8,248,000
Interest Payable and Other Liabilities	1,216,900	1,331,100
Total Liabilities	113,255,900	101,461,500
Shareholders’ Equity:
Common Stock - No Par Value
Authorized: 2,500,000 in 2004 and 2003
Outstanding:1,566,658 in 2004 and 2003	4,630,900	4,630,900
Retained Earnings	2,176,700	1,725,700
Accumulated Other Comprehensive Income (Loss)	11,000	53,900
Total Shareholders’ Equity	6,818,600	6,410,500
Total Liabilities & Shareholders’ Equity	120,074,500	107,872,000

NORTHERN CALIFORNIA BANCORP, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
INTEREST INCOME:
Interest and Fees on Loans	1,600,600	1,213,800	3,109,700	2,409,300
Interest on Investment Securities	115,300	99,200	175,700	181,400
Interest on Federal Funds	27,000	31,600	51,900	51,300
Total Interest Income	1,742,900	1,344,600	3,337,300	2,642,000

INTEREST EXPENSE:
Interest-Bearing Transaction Accounts	18,100	11,900	32,100	24,100
Savings Accounts	19,300	17,000	38,900	31,200
Time Deposits	308,600	284,000	566,300	578,400
Notes Payable and other	257,400	171,500	484,100	314,800
Total Interest Expense	603,400	484,400	1,121,400	948,500

Net Interest Income	1,139,500	860,200	2,215,900	1,693,500
PROVISION FOR LOAN LOSSES	35,000	25,000	105,000	75,000
Net Interest Income After
Provision for Possible Loan Losses	1,104,500	835,200	2,110,900	1,618,500

NONINTEREST INCOME:
Service Charges on Deposit Accounts	130,600	118,800	258,300	256,300
SBA Loan Sales & Servicing Income	212,100	112,800	400,700	291,000
Other Operating Income	785,200	785,100	1,477,200	1,414,000
Total Noninterest Income	1,127,900	1,016,700	2,136,200	1,961,300

NONINTEREST EXPENSE:
Salaries and Employee Benefits	788,700	600,200	1,518,500	1,211,600
Occupancy and Equipment Expense	141,500	122,000	273,700	262,800
Professional Fees	37,100	26,800	70,500	48,700
Data Processing	93,800	92,200	185,000	182,900
FDIC & State Assessments	6,600	7,400	18,900	14,900
Other Operating Expenses	731,000	682,800	1,411,900	1,313,000
Income Tax Expense	184,300	109,100	317,600	188,300
Total Non-interest Expense	1,983,000	1,640,500	3,796,100	3,222,200
NET INCOME (LOSS)	249,400	211,400	451,000	357,600

Earnings per common share
Primary	0.159	0.142	0.288	0.239
Diluted	0.131	0.119	0.237	0.201

NORTHERN CALIFORNIA BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$451,000	$357,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	94,100	81,700
Realized gain on sales of available-for-sale securities, net	(35,700)	(2,300)
Amortization of deferred loan (fees) costs	72,100	(53,600)
Amortization (accretion) of discounts and premiums
on investment securities	19,800	(15,700)
Gain on sale of equipment	(1,300)	—
Provision for loan losses	105,000	75,000
(Increase) decrease in trading assets	7,900	(16,200)
(Increase) decrease in interest receivable	(137,100)	(41,800)
Increase in other assets	(392,500)	(432,900)
(Increase) decrease in deferred tax asset	(63,000)	(21,700)
Increase (decrease) in interest payable	6,900	(77,300)
Increase (decrease) in other liabilities	(121,100)	85,500
Net cash provided (used) by operating activities	6,100	(61,700)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of investment securities	2,537,200	1,297,700
Purchase of investments	(9,402,500)	(2,969,500)
Net (increase) decrease in loans	(16,759,500)	(6,864,400)
Loan purchases	(5,430,000)	—
Loan sales	12,088,200	2,141,800
(Increase) decrease in loans held for sale	43,000	(1,146,600)
Proceeds from sale of equipment	3,100	2,100
Additions to bank premises and equipment	(82,600)	(90,500)
Net cash used by investing activities	(17,003,100)	(7,629,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	9,508,600	3,979,700
Proceeds from borrowings	4,900,000	5,827,800
Repayments of borrowings	(2,500,000)	(1,172,200)
Proceeds from exercise of stock options	—	15,700
Repurchase of common stock and stock options	—	(3,700)
Net cash provided by financing activities	11,908,600	8,647,300

Net increase (decrease) in cash and cash equivalents	(5,088,400)	956,200

CASH AND CASH EQUIVALENTS, BEGINNING	17,193,100	13,017,100

CASH AND CASH EQUIVALENTS, ENDING	$12,104,700	$13,973,300

NOTES TO FINANCIAL STATEMENTS

	JUNE 30 2004	DECEMBER 31 2003

(NOTE 1) INVESTMENT SECURITIES:

Available for sale:
Corporate Debt Securities	752,800	1,841,500
Government National Mortgage Association	1,788,300	2,246,100
State/Local Agency	5,604,100	—
U.S. government Agencies	4,666,300	1,987,900
	12,713,100	6,075,500

(Note 2) OTHER INVESTMENTS

AT Services LLC	202,000	202,000
Mission Valley Bank	25,000	25,000
Federal Home Loan Bank stock, restricted	939,700	752,600
Northern California Bancorp, Inc. Trust I	93,000	93,000
Northern California Bancorp, Inc. Trust II	155,000	155,000
Pacific Coast Bankers’ Bank Stock	439,900	439,900
	1,854,600	1,667,500

(NOTE 3) GROSS LOANS:

Commercial and Industrial	17,315,400	16,869,700
Construction	8,148,900	5,379,100
Real Estate - Mortgage	59,483,400	52,698,400
Installment	598,000	523,600
Government Guaranteed Loans Purchased	54,600	57,600
Gross Loans	85,600,300	75,528,400
Allowance for Loan Losses	(881,000)	(774,800)
Deferred Origination Fees, net	(235,700)	(193,000)
Loans, net	84,483,600	74,560,600

(NOTE 4) ALLOWANCE FOR POSSIBLE LOAN LOSSES:

Balance at Beginning of Period	774,800	636,900
Recoveries	1,200	1,300
Provision for Possible Loan Losses	105,000	155,000
Loans Charged Off	0	(18,400)
Balance at End of Period	881,000	774,800

(NOTE 5) DEPOSITS:

Demand	22,262,300	17,859,800
Interest-Bearing Transaction	14,764,300	16,454,500
Savings	7,332,200	8,444,900
Time Under $100,000	26,472,700	19,241,100
Time Equal to or Greater than $100,000	16,809,500	16,132,100
	87,641,000	78,132,400

(Note 6) BASIS OF PRESENTATION

The interim condensed financial statements of Northern California Bancorp, Inc. are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Company for the interim periods.  The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004.  The year-end balance sheet data at December 31, 2003 was derived from the audited financial statements.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2003.

(Note 7) STOCK OPTIONS PLAN

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

	3 Months Ended June 30		6 Months Ended June 30
	2004	2003	2004	2003
Net income:
As reported	$249,400	$211,400	$451,000	$357,600
Pro forma	$244,200	$211,400	$346,300	$332,500

Compensation cost, net of taxes	$5,200	$—	$104,700	$25,100

Earnings per share:
Basic - as reported	$0.159	$0.142	$0.288	$0.239
Basic - pro forma	$0.156	$0.142	$0.221	$0.223

Diluted - as reported	$0.131	$0.119	$0.237	$0.201
Diluted - pro forma	$0.128	$0.119	$0.182	$0.187

The fair value of these options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for 2004 and 2003: risk-free interest rate of 5.31% and 4.57% for 2004 and 2003, respectively; dividend yield of .017% and 0% for 2004 and 2003, respectively; expected option life of 4.9 years and 4.7 years for 2004 and 2003, respectively; and volatility of 20% and 30% in 2004 and 2003, respectively.

(NOTE 8) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	6/30/2004	6/30/2003
Payments during the period ending:
Interest	1,114,600	992,000
Income Taxes	364,600	203,400

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The following discussion reviews and analyzes the operating results and financial condition of the Corporation, focusing on the Bank.  It should be read in conjunction with the financial statements and the other financial data presented elsewhere herein.

For the six months, ended June 30, 2004 net income was $451,000, an increase of $93,400 when compared to the same period in 2003.  The increase in earnings during this period was the result of a $492,400 increase in net interest income after provision for loan losses and a $174,900 increase in non-interest income, partially offset by a $573,900 increase in non-interest expense.

The following table sets forth certain selected financial ratios of the Corporation at and for the six months ended, June 30, 2004 and 2003.

	For the six months Ended June 30, 2004	For the six months Ended June 30, 2003
	(Dollars in thousands except per share data)
Summary of Operating Results:

Total interest income	3,337	2,642
Total interest expense	1,121	948
Net interest income	2,216	1,694

Provision for possible loan losses	105	75
Net interest income after provision for loan loss	2,111	1,619

Total other income	2,136	1,961
Total other expense	3,479	3,034

Income (loss) before taxes	769	546
Provision for income tax	318	188

Net income (loss)	451	358

Per Common Share Data:

Net income - Primary (1)	0.288	0.239
Net income - Diluted (2)	0.237	0.201
Book value, end of period	4.39	4.01
Avg shares outstanding (3)	1,566,658	1,493,605

Balance Sheet Data:

Total loans, net of unearned income (4)	86,788	68,192
Total assets	120,129	96,353
Total deposits	87,641	71,596
Stockholders’ equity	6,873	6,015

	For the six months Ended June 30, 2004	For the six months Ended June 30, 2003
Selected Financial Ratios (5):

Return on average assets (6)	0.79%	0.78%
Return on average stockholders’ equity (6)	13.54%	12.35%
Net interest spread	3.78%	3.86%

Net interest margin	4.21%	4.19%

Avg shareholders’ equity to average assets	5.80%	6.36%

Risked-Based capital ratios
Tier 1	8.65%	12.17%
Total	16.01%	14.27%
Total loans to total deposits at end of period	99.03%	95.25%

Allowance to total loans at end of period	1.01%	1.02%

Nonperforming loans to total loans at end of period	0.03%	0.03%

Net charge-offs to average loans	0.00%	0.03%

(1)          Primary earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year.  The weighted average number of common shares used for this computation was 1,566,658 and 1,493,605 for June 30, 2004 and 2003, respectively.

(2)          Diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,902,384 and 1,782,722 for June 30, 2004 and 2003, respectively.

(3)          Weighted average common shares.

(4)          Includes loans being held for sale.

(5)          Averages are of daily balances.

(6)          June 30, 2004 calculated on an annualized basis.

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

Net interest income for the six-month period ended June 30, 2004 was $2,215,900 compared to $1,693,500 for the same period in 2003.  The increase of $522,400 resulted from total interest income increasing $695,300, while total interest expense increased $172,900.  Average interest earning assets increased $22,090,000 (27.39%) with average loans increasing $18,927,000 and investments increasing $3,163,000, while the average rate earned decreased 22 basis points.  The average interest rate earned on loans decreased 1 basis point while the average interest rated earned on investments decreased 72 basis points.  Average interest bearing liabilities increased $18,410,000 (26.30%), while the average rate paid decreased 78 basis points.

The following table shows the components of the Bank’s net interest income, setting forth, for each the six months ended June 30, 2004 and 2003 and for the twelve months ended December 31, 2003, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v) the net interest yield on average interest-earning assets (i.e., net interest income divided by average interest-earning assets).  Yields are computed on a tax-equivalent basis, resulting in an adjustment to interest earned on non-taxable securities of $21,300 for the six months ended June 30, 2004; no non-taxable securities were held in 2003.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

	Six Months Ended June 30,						Twelve Months Ended December 31,
	2004			2003			2003
	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate
	(Dollars in thousands)
Interest Earning Assets:
Invest securities-Taxable	10,231	138	2.70	7,364	181	4.93	8,113	299	3.69
Invest securities-Non-Taxable	1,783	58	6.47	0	0	0	0	0	0
Federal funds sold	10,552	52	0.98	8,614	51	1.19	8,891	97	1.09
Total investments	22,566	248	2.19	15,978	233	2.91	17,004	396	2.33

Loans
Construction	7,037	381	10.83	4,027	177	8.78	3,847	369	9.59
Real estate	56,927	2,049	7.20	44,781	1,783	7.96	47,264	3,585	7.59
Installment	563	22	7.95	450	21	9.42	494	38	7.62
Commercial	19,199	659	6.86	15,540	428	5.51	16,344	1,182	7.23
Total loans	83,726	3,111	7.43	64,799	2,409	7.44	67,949	5,174	7.61

Total Interest earning assets	106,293	3,359	6.32	80,776	2,642	6.54	84,953	5,570	6.56

Interest Bearing Liabilities:
Int-bearing demand	13,347	17	0.25	10,398	13	0.25	10,892	27	0.25
Money market savings	3,798	15	0.82	2,160	11	1.04	2,592	22	0.86
Savings deposits	7,731	39	1.01	6,067	31	1.03	6,011	62	1.03
Time deposits >$100M	16,437	242	2.95	16,496	265	3.21	16,378	511	3.12
Time deposits <$100M	22,259	324	2.91	19,889	314	3.15	20,074	618	3.08
Other Borrowing	24,845	484	3.90	15,419	315	4.08	16,781	680	4.05
Total interest bearing liabilities	88,417	1,121	2.54	70,429	948	2.69	72,729	1,920	2.64

Net interest income		2,237			1,694			3,649

Net interest spread			3.78			3.85			3.92

Net yield on interest earning assets			4.21			4.19			4.30

	Six Months Ended June 30, 2004 vs 2003 Increase (Decrease) Due to Changes			Twelve Months Ended December 31, 2003 vs 2002 Increase (Decrease) Due to changes
	Avg Volume	Avg Rate	Total	Avg Volume	Avg Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Invest securities - Taxable	71	(114)	(43)	(125)	7	(118)
Invest securities - Tax Free	0	58	58	—	—	—
Federal funds sold	12	(11)	1	30	(48)	(18)
Total investments	82	(67)	15	(96)	(40)	(136)

Loans
Construction	132	72	204	108	(11)	97
Real estate	484	(218)	266	715	24	739
Installment	5	(4)	1	(18)	(10)	(28)
Commercial	101	129	230	57	(58)	(1)
Total loans	722	(20)	702	862	(55)	807

Total Interest Earning Assets	804	(87)	717	766	(95)	671

Interest Bearing Deposits:
Int-bearing demand	4	0	4	(0)	(46)	(46)
Money market savings	9	(4)	4	6	(5)	1
Savings deposits	9	(1)	8	23	(16)	8
Time deposits >$100M	(1)	(22)	(22)	12	(101)	(89)
Time deposits <$100M	37	(27)	10	(13)	(195)	(207)
Other Borrowing	192	(23)	169	590	(284)	306

Total interest bearing deposits	250	(77)	173	618	(646)	(28)

Net change in net interest	554	(11)	544	148	550	699

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

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At June 30, 2004 and 2003 the Bank’s allowance stood at 1.01 and 1.02 percent of gross loans, respectively.  A provision of $105,000 was made to the allowance during the six months ended June 30, 2004 compared with $75,000 in the same period in 2003.   No loans were charged during the six months ended June 30, 2004 compared with $18,400 for the same period in 2003.  Recoveries for the six months ended June 30, 2004 and 2003 were $1,200 and $1,300, respectively.

The Bank’s non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans were 0.03 percent at June 30, 2004, no change from June 30, 2003.

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

Non-Interest Income

Total non-interest income for the six months ended June 30, 2004 was $2,136,200, compared with $1,961,300 for the same period in 2003.  The increase of $174,900 was the result increases of a $2,000 in service charges on deposit accounts, $109,700 in SBA loan sales and servicing and $63,200 in other operating income.

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

Non-Interest Expense

Salary and benefits expense for the six months ended June 30, 2004 increased $306,900 compared with the same period in 2003.  The increase was due to the addition of a Chief Lending Officer, merit pay increases and increased bonus accruals due to increased earnings.

Total occupancy and equipment expense for the six months ended June 30, 2004 was $273,700 compared to $262,800 for the same period in 2003.

For the six months ended June 30, 2004 professional fees were $70,500 compared with $48,700 the same period in 2003.  Accounting/audit fees increased $20,600 and legal fees increased $1,200.  The increase in accounting/audit fees is due to increased use of third parties for internal audit and loan review procedures.

Data processing for the six months ended June 30, 2004 increased $2,100 compared to the same period in 2003.

Other expenses for the six months ended June 30, 2004 totaled $1,748,400 compared with $1,516,200 for the same period in 2003.  Significant changes occurred in the following categories with increases in income tax expense of $129,300, merchant expense of $53,600, insurance expense $30,400, business development/promotions $20,500, entertainment & meals $12,500, stationary & supplies $12,500, FDIC & State assessments $4,000, advertising $3,700 and telephone expense $3,600; with decreases in dues and memberships $7,300, collection expense $7,200, loan expense $5,000, stationary/supplies expense $4,800, subscriptions/publications $3,800 and miscellaneous $3,600.

LOANS

Loans represented 81.50% of average earning assets, and 73.23% of average total assets for the six months ended June 30, 2004, compared with 80.48% and 71.21%, respectively during 2003.  For the six months ended June 30, 2004 average loans increased 29.21% from $64,799,000 for the same period in 2003 to $83,726,000.  With increases of $12,146,000 (27.12%) in average real estate loans, $3,659,000 (23.55%) in average commercial loans, $3,010,000 (74.74%) in average construction loans and $113,000 (25.04%) in average installment loans.

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

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”):

	Six Months Ended June 30,
	2004	2003
	(Dollars in thousands)
Accruing, past due 90 days or more:

Real Estate	0	0
Commercial	0	0
Installment	0	0
Other	0	0
Total accruing	0	0

Nonaccrual Loans:

Real Estate	0	0
Commercial	28	20
Installment	0	0
Other	0	0
Total nonaccrual	28	20

Total nonperforming	28	20

Total loans end of period	86,788	68,192

Ratio of nonperforming loans to total loans at end of period	0.03%	0.03%

These ratios have been maintained as a result of a strengthening of underwriting criteria, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel).  The Bank does not have any foreign loans or loans for highly leveraged transactions.

Summary of Loan Loss Experience

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
	(Dollars in thousands)
Average loans outstanding	83,726	64,799

Allowance, beginning of period	775	637

Loans charged off during period:
Commercial	0	18
Installment	0	0
Real Estate	0	0
Other	0	0
Total charge offs	0	18

Recoveries during period:
Real Estate
Commercial	0	1
Installment	0	0
Other	0	0
Total recoveries	0	1

Net Loans charged off during the period	(0)	17

Additions to allowance for possible loan losses	105	75

Allowance, end of period	880	695

Ratio of net loans charged off to average Loans outstanding during the period	(0.000)%	0.027%

Ratio of allowance to total loans at end of period	1.01%	1.02%

Funding Sources

Average deposits for the six months ended June 30, 2004 were $82,003,000 an increase of 18.37% compared with the average balance for 2003.  Average certificates of deposit represented 47.19% of average deposits for the six months ended June 30, 2004.  Average interest bearing checking, money market and savings accounts as a group was 30.34% of average deposits.  Average demand deposits represented 22.48% of average deposits.

The Bank has lines of credit from the Federal Home Loan Bank of San Francisco and Pacific Coast Bankers’ Bank with available borrowing capacity on June 30, 2004 of $4,606,000 and $4,500,000, respectively.  The Federal Home Loan Bank line of credit has a maximum borrowing capacity of twenty five percent (25%) of the Bank’s total assets, adjusted quarterly.  The Federal Home Loan Bank line of credit is secured by some of the Bank’s real estate secured loans and securities.  At June 30, 2004 the total principal balances of pledged loans was $27,066,000 and securities of $5,572,700.  The following table provides information on ten advances totaling $16,150,000 outstanding at June 30, 2004.

Amount	Rate	Funding Date	Maturity Date
1,000,000	7.72%	6/1/00	6/3/30
1,000,000	6.86%	8/10/00	8/10/05
2,750,000	3.44%	9/27/02	9/27/07
100,000	2.89%	10/29/02	10/31/05
3,900,000	2.83%	10/29/02	10/31/05
1,000,000	2.54%	2/4/03	2/6/06
1,500,000	3.34%	2/14/03	2/14/08
1,000,000	1.77%	3/9/04	3/9/06
2,000,000	3.18%	3/9/04	3/9/09
1,900,000	5.55%	3/9/04	3/8/34

The Bank has a $105,000 letter of credit issued by the Federal Home Loan Bank of San Francisco to secure the uninsured portion of local agency deposits maintained with the Bank.  The letter of credit matures April 17, 2006.

Capital Resources

The Bank maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends.  At June 30, 2004, stockholders’ equity was $6,872,700 versus $6,410,500 at December 31, 2003. The Company paid a $0.15 per share cash dividend in 2003 and a ten (10%) percent stock dividend in 2002.  The Bank paid no cash dividends during the six months ended June 30, 2004 and cash dividends totaling $50,000 to the Corporation in 2003.

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

Under current rules, all banks were required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets.  On a consolidated basis the Company had a Tier 1 risk-based capital ratio of 8.61% and a total risk-based capital ratio of 16.01% at June 30, 2004 well above the minimum regulatory requirements.

The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill.  The Company’s consolidated leverage capital ratio was 6.93% at June 30, 2004.

Liquidity

Liquidity represents a bank’s ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs.  For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings. The Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $27,066,000 and a $4,500,000 unsecured Federal Funds Purchased line with the Pacific Coast Bankers’ Bank to meet temporary liquidity requirements.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 10 percent of total assets (“primary liquidity”), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  In addition, it seeks to generally limit loans to not more than 90 percent of total funding sources (total deposits plus Federal Home Loan Bank advances).  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  At June 30, 2004 the Bank’s primary liquidity was 10.56% and total liquidity was 21.23 percent; while its average loan to funding sources ratio for the six months ended June 30, 2004 was 84.96 percent.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  At June 30, 2004 the affect of a 2% increase in the federal funds sold rate would result in a 5.00% decrease in equity.  At June 30, 2004 the fed funds target rate was 1.00%; therefore, the model assumed a 1% decrease in the fed funds rate resulting in a negative affect on capital of 2.50%.

Investment Securities

The following table sets forth the book and market value of the Bank’s investment securities at June 30, 2004:

INVESTMENT PORTFOLIO MIX

	Book Value	Market value
	(Dollars in thousands)
Securities Available for Sale

U. S. Government Agency Securities	4,695,500	4,666,300
Government National Mortgage Association	1,817,300	1,788,300
State/Local Agencies	5,604,100	5,505,700
Corporate Debt Securities	750,000	752,800
Total	12,866,900	12,713,100

The following table summarizes the maturity of the Bank’s investment securities at June 30, 2004:

INVESTMENT PORTFOLIO MATURITIES
(Dollars in thousands)

	Available for Sale
	Amortized Cost	Fair Value
Due between one and five years	2,695,500	2,669,000
Due between five and ten years	2,750,000	2,749,300
Due between ten and fifteen years	—	—
Due in over fifteen years	7,421,400	7,294,800
	12,866,900	12,713,100

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

(b) Changes in Internal Controls:  In the quarter ended June 30, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factor that could significantly affect these controls.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 4.  Submission of Matters to a vote of Security Holders.

The following proposals were presented to shareholders at the Corporation’s annual shareholders’ meeting held on May 20, 2004.

Proposal Number 1:   Election of Directors

	Number of Affirmative Votes	Number of Votes Withheld
Charles T. Chrietzberg, Jr.	1,286,922	54,452
Sandra G. Chrietzberg	1,286,922	54,452
Peter J. Coniglio	1,289,124	52,250
Carla S. Hudson	1,289,247	52,127
John M. Lotz	1,284,243	57,131

Item 6.  Exhibits and Reports on Form 8-K.

A.                                   EXHIBITS

31.1	Certification of the Chief Executive Officer of Northern California Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Northern California Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Northern California Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Northern California Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.                                     REPORTS on FORM 8-K

None

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN CALIFORNIA BANCORP, INC.

Date:	August 11, 2004	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chief Executive Officer
and President

Date:	August 11, 2004	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and
Principal Accounting Officer