Form 10QSB
period 2004-09-30
NORTHERN CALIFORNIA BANCORP INC
filed 2004-11-12
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2004

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
for the period from to

Commission File Number 0-27666

NORTHERN CALIFORNIA BANCORP, INC.

(Name of Small Business Issuer in its Charter)

Incorporated in the State of California

IRS Employer Identification Number 77-0421107

Address:  601 Munras Avenue, Monterey, CA  93940

Telephone: (831) 649-4600

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒                               No  ☐

As of November 3, 2004, the Corporation had 1,566,658 shares of common stock out-standing.

PART I-FINANCIAL INFORMATION

Item 1.                                   FINANCIAL STATEMENTS

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	SEPTEMBER 30 2004	DECEMBER 31 2003
ASSETS:
Cash and Due From Banks	5,870,000	4,798,100
Federal Funds Sold	6,790,000	12,395,000
Total Cash and Cash Equivalents	12,660,000	17,193,100
Trading Assets	652,500	163,300
Investment Securities, available for sale (Note 1)	7,003,300	6,075,500
Investment Securities, held to maturity (Note 1)	4,440,400	—
Other Investments	1,848,300	1,667,500
Loans Held for Sale	947,800	2,347,800
Gross Loans (Note 2)	89,294,200	75,528,400
Allowance for Possible Loan Losses (Note 3)	(911,400)	(774,800)
Deferred Origination Fees	(229,200)	(193,000)
Net Loans	88,153,600	74,560,600
Bank Premises and Equipment, Net	2,224,500	2,197,700
Cash Surrender Value of Life Insurance	2,352,900	2,251,000
Interest Receivable and Other Assets	3,252,400	1,415,500
Total Assets	123,535,700	107,872,000

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Total Deposits (Note 4)	92,033,800	78,132,400
Federal Home Loan Bank Borrowed Funds	14,650,000	13,750,000
Junior Subordinated Debt Securities	8,248,000	8,248,000
Interest Payable and Other Liabilities	1,354,700	1,331,100
Total Liabilities	116,286,500	101,461,500

Shareholders’ Equity:
Common Stock - No Par Value Authorized: 2,500,000 in 2004 and 2003 Outstanding:1,566,658 in 2004 and 1,528,711 2003	4,630,900	4,630,900
Retained Earnings	2,511,900	1,725,700
Accumulated Other Comprehensive Income (Loss)	106,400	53,900
Total Shareholders’ Equity	7,249,200	6,410,500
Total Liabilities & Shareholders’ Equity	123,535,700	107,872,000

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
INTEREST INCOME:
Interest and Fees on Loans	1,771,100	1,360,400	4,880,800	3,769,700
Interest on Investment Securities	135,000	49,700	310,700	231,100
Interest on Federal Funds	39,700	22,700	91,600	74,000
Total Interest Income	1,945,800	1,432,800	5,283,100	4,074,800

INTEREST EXPENSE:
Interest-Bearing Transaction Accounts	15,400	11,800	47,500	35,900
Savings Accounts	21,600	15,000	60,500	46,200
Time Deposits	343,200	284,000	909,500	862,400
Notes Payable and other	267,600	174,800	751,700	489,600
Total Interest Expense	647,800	485,600	1,769,200	1,434,100

Net Interest Income	1,298,000	947,200	3,513,900	2,640,700
PROVISION FOR LOAN LOSSES	30,000	0	135,000	75,000
Net Interest Income After Provision for Possible Loan Losses	1,268,000	947,200	3,378,900	2,565,700

NONINTEREST INCOME:
Service Charges on Deposit Accounts	131,800	119,600	390,100	375,900
SBA Loan Sales & Servicing Income	227,900	127,200	628,600	418,200
Other Operating Income	762,200	832,100	2,239,400	2,246,100
Total Noninterest Income	1,121,900	1,078,900	3,258,100	3,040,200

NONINTEREST EXPENSE:
Salaries and Employee Benefits	722,400	626,200	2,240,900	1,837,800
Occupancy and Equipment Expense	156,700	124,500	430,400	387,300
Professional Fees	33,800	21,900	104,300	70,600
Data Processing	102,300	87,300	287,300	270,200
FDIC & State Assessments	10,300	12,500	29,200	27,400
Other Operating Expenses	791,600	790,600	2,203,500	2,103,700
Income Tax Expense	237,600	154,000	555,200	342,300
Total Non-interest Expense	2,054,700	1,817,000	5,850,800	5,039,300
NET INCOME (LOSS)	335,200	209,100	786,200	566,600

Earnings per common share
Primary	0.214	0.139	0.502	0.377
Diluted	0.175	0.117	0.412	0.317

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$786,200	$566,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	143,400	120,700
Realized gain on sales of available-for-sale securities, net	(45,300)	(42,000)
Amortization of deferred loan (fees) costs	126,300	79,100
Amortization (accretion) of discounts and premiums on investment securities	17,900	(61,600)
Gain on sale of equipment	(1,100)	—
Provision for loan losses	135,000	75,000
(Increase) decrease in trading assets	(489,200)	(76,900)
(Increase) decrease in interest receivable	(69,300)	(35,500)
Increase in other assets	(1,791,900)	459,200
(Increase) decrease in deferred tax asset	(10,700)	9,500
Increase (decrease) in interest payable	(7,700)	(20,900)
Increae(decrease) in other liabilities	31,300	85,500
Net cash provided by operating activities	(1,175,100)	1,158,700

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity & sales of investment securities	8,416,100	2,004,000
Purchase of investments	(13,945,400)	(4,043,400)
Net (increase) decrease in loans	(27,577,200)	(7,087,100)
Loan purchases	(7,410,800)	(5,800,000)
Loan sales	21,133,700	5,722,000
(Increase) decrease in loans held for sale	1,400,000	(1,177,000)
Proceeds from sale of equipment	3,900	2,100
Additions to bank premises and equipment	(179,700)	(123,200)
Net cash used by investing activities	(18,159,400)	(10,502,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	13,901,400	5,931,000
Proceeds from borrowings	8,900,000	5,827,800
Repayments of borrowings	(8,000,000)	(1,172,200)
Proceeds from exercise of stock options	—	82,500
Repurchase of common stock and stock options	—	(21,500)
Net cash provided (used) by financing activities	14,801,400	10,647,600

Net increase (decrease) in cash and cash equivalents	(4,533,100)	1,303,700

CASH AND CASH EQUIVALENTS, BEGINNING	17,193,100	13,017,100

CASH AND CASH EQUIVALENTS, ENDING	$12,660,000	$14,320,800

See Note 5 for Supplemental Disclosures

	SEPTEMBER 30 2004	DECEMBER 31 2003
(NOTE 1) INVESTMENT SECURITIES:
Available for sale:
Corporate Debt Securities	755,900	1,841,500
Government National Mortgage Association	1,521,500	2,246,100
U.S. government Agencies	4,725,900	1,987,900
	7,003,300	6,075,500

Held to maturity:
State/Local Agency	4,440,400	—

(NOTE 2) GROSS LOANS:
Commercial and Industrial	17,543,900	16,869,700
Construction	6,818,200	5,379,100
Real Estate - Mortgage	64,394,100	52,698,400
Installment	485,000	523,600
Government Guaranteed Loans Purchased	53,000	57,600
Gross Loans	89,294,200	75,528,400

(NOTE 3) ALLOWANCE FOR POSSIBLE LOAN LOSSES:
Balance at Beginning of Period	774,800	636,900
Recoveries	1,600	1,300
Provision for Possible Loan Losses	135,000	155,000
Loans Charged Off	—	(18,400)
Balance at End of Period	911,400	774,800

(NOTE 4) DEPOSITS:
Demand	21,537,200	17,859,800
Interest-Bearing Transaction	15,370,600	16,454,500
Savings	8,359,500	8,444,900
Time Under $100,000	26,111,200	19,241,100
Time Equal to or Greater than $100,000	20,655,300	16,132,100
	92,033,800	78,132,400

 (Note 5) Basis of presentation

The interim condensed financial statements of Northern California Bancorp, Inc. are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Company for the interim periods.  The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004.  The year-end balance sheet data at December 31, 2003 was derived from the audited financial statements.

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

	3 Months Ended September 30		9 Months Ended September 30
	2004	2003	2004	2003
Net income:
As reported	$335,200	$209,100	$786,200	$566,600
Pro forma	$335,200	$208,900	$694,200	$541,800

Compensation cost, net of taxes	$—	$200	$92,000	$24,800

Earnings per share:
Basic - as reported	$0.214	$0.139	$0.502	$0.377
Basic - pro forma	$0.214	$0.139	$0.443	$0.360

Diluted - as reported	$0.175	$0.117	$0.412	$0.317
Diluted - pro forma	$0.175	$0.117	$0.363	$0.303

The fair value of these options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for 2004 and 2003: risk-free interest rate of 4.89% for both 2004 and 2003; dividend yield of .017% and 0% for 2004 and 2003, respectively; expected option life of 4.7 years and 4.5 years for 2004 and 2003, respectively; and volatility of 20% and 30% in 2004 and 2003, respectively.

(NOTE 7) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Payments during the period ending:	9/30/04	9/30/03
Interest	1,777,000	1,485,300
Income Taxes	690,700	366,500

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The following discussion reviews and analyzes the operating results and financial condition of the Corporation, focusing on the Bank.  It should be read in conjunction with the financial statements and the other financial data presented elsewhere herein.  The Corporation’ only activities have been investments.

For the nine months ended September 30, 2004 net income was $786,200, an increase of $219,600 when compared to the same period in 2003.  The increase in earnings during this period resulted from an increase of $813,200 in net interest income after provision for loan losses, an increase of $217,900 in non-interest income, partially offset by an increase of $811,500 in non-interest expense.

The following table sets forth certain selected financial ratios of the Corporation at, and for the nine months ended, September 30, 2004 and 2003.

	For the nine months Ended September 30, 2004	For the nine months Ended September 30, 2003
	(Dollars in thousands except per share data)
Summary of Operating Results:

Total interest income	5,283	4,075
Total interest expense	1,769	1,434
Net interest income	3,514	2,641

Provision for possible loan losses	135	75
Net interest income after provision for loan loss	3,379	2,566

Total other income	3,258	3,040
Total other expense	5,296	4,697

Income (loss) before taxes	1,341	909
Provision for income tax	555	342

Net income (loss)	786	567

Per Common Share Data:

Net income - Primary (1)	0.502	0.377
Net income - Diluted (2)	0.412	0.317
Book value, end of period	4.63	4.14
Avg shares outstanding (3)	1,566,658	1,504,523

Balance Sheet Data:

Total loans, net of unearned income (4)	89,101	69,277
Total assets	123,536	98,692
Total deposits	92,034	73,488
Stockholders’ equity	7,249	6,326

	For the nine months Ended September 30, 2004	For the nine months Ended September 30, 2003
Selected Financial Ratios (5):

Return on average assets (6)	0.89%	0.81%
Return on average stockholders’ equity (6)	15.44%	12.75%
Net interest spread	4.01%	3.88%

Net interest margin	4.41%	4.24%

Avg shareholders’ equity to average assets	5.75%	6.34%

Risked-Based capital ratios
Tier 1	8.62%	9.61%
Total	15.49%	12.29%
Total loans to total deposits at end of period	96.81%	94.27%

Allowance to total loans at end of period	0.51%	1.00%

Nonperforming loans to total loans at end of period	0.01%	0.04%

Net charge-offs to average loans	0.00%	2.34%

(1)          Primary earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year.  The weighted average number of common shares used for this computation was 1,566,658 and 1,504,523 for September 30, 2004 and 2003, respectively.

(2)          Diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,910,561 and 1,786,642 for September 30, 2004 and 2003, respectively.

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

Net interest income for the nine-month period ended September 30, 2004 was $3,513,900 compared to $2,640,700 for the same period in 2003.  The increase of $873,200 resulted from total interest income increasing $1,208,300, while total interest expense increased $335,100.  Average interest earning assets increased $24,390,000 (29.35%), while the average rate earned increased 6 basis points.  Average interest bearing liabilities increased $18,988,000 (26.45%), while the average rate paid decreased 6 basis points.

The following table shows the components of the Bank’s net interest income, setting forth, for each the nine months ended September 30, 2004 and 2003, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v) the net interest yield on average interest-earning assets (i.e., net interest income divided by average interest-earning assets).  Yields are computed on a tax-equivalent basis, resulting in an adjustment to interest earned on non-taxable securities of $40,700 for the nine months ended September 30, 2004; no non-taxable securities were held in 2003.    Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

	The Nine Months Ended September 30,						The Twelve Months Ended December 31,
	2004			2003			2003
	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate
	(Dollars in thousands)
Interest Earning Assets:
Invest securities - Taxable	9,400	218	3.09	8,096	231	3.81	8,113	299	3.69
Invest securities - Non-Taxable	2,160	131	8.10	0	0	0	0	0	0
Federal funds sold	10,712	92	1.14	8,845	74	1.12	8,891	97	1.09
Total investments	22,271	441	2.64	16,941	305	2.40	17,004	396	2.33

Loans
Construction	7,454	613	10.97	3,626	293	10.79	3,847	369	9.59
Real estate	58,305	3,220	7.36	46,303	2,611	7.52	47,264	3,585	7.59
Installment	544	31	7.57	478	29	8.17	494	38	7.62
Commercial	18,900	1,019	7.19	15,737	836	7.08	16,344	1,182	7.23
Total loans	85,204	4,883	7.64	66,144	3,770	7.60	67,949	5,174	7.61

Total Interest earning assets	107,475	5,324	6.60	83,085	4,075	6.54	84,953	5,570	6.56

Interest Bearing Liabilities:
Int-bearing demand	13,299	25	0.25	10,534	20	0.25	10,892	27	0.25
Money market savings	3,683	23	0.82	2,401	16	0.91	2,592	22	0.86
Savings deposits	7,930	60	1.02	5,946	46	1.04	6,011	62	1.03
Time deposits >$100M	17,611	391	2.96	16,506	391	3.16	16,378	511	3.12
Time deposits <$100M	23,565	518	2.93	20,165	472	3.12	20,074	618	3.08
Other Borrowing	24,687	752	4.06	16,236	490	4.02	16,781	680	4.05
Total interest bearing liabilities	90,776	1,769	2.60	71,789	1,434	2.66	72,729	1920	2.64

Net interest income		3,554			2,641			3,649

Net interest spread			4.01			3.88			3.92

Net yield on interest earning assets			4.41			4.24			4.30

	Nine Months Ended September 30, 2004 vs 2003			Twelve Months Ended December 31, 2003 vs 2002
	Increase(Decrease) Due to changes			Increase(Decrease) Due to Changes
	Avg Volume	Avg Rate	Total	Avg Volume	Avg Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Invest securities - Taxable	37	(50)	(13)	(125)	7	(118)
Invest securities - Tax Free	0	131	131	—	—	—
Federal funds sold	16	2	18	30	(48)	(18)
Total investments	53	83	136	(96)	(40)	(136)

Loans
Construction	310	10	320	108	(11)	97
Real estate	677	(68)	609	715	24	739
Installment	4	(2)	2	(18)	(10)	(28)
Commercial	168	15	183	57	(58)	(1)
Total loans	1,159	(45)	1,113	862	(55)	807

Total Interest Earning Assets	1,211	37	1,249	766	(95)	671

Interest Bearing Deposits:
Int-bearing demand	5	0	5	(0)	(46)	(46)
Money market savings	9	(3)	6	6	(5)	1
Savings deposits	15	(1)	14	23	(16)	8
Time deposits >$100M	26	(26)	0	12	(101)	(89)
Time deposits <$100M	80	(33)	47	(13)	(195)	(207)
Other Borrowing	255	7	262	590	(284)	306

Total interest bearing deposits	390	(55)	335	618	(646)	(28)

Net change in net interest	822	92	914	148	550	699

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

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At September 30, 2004 and 2003 the Bank’s allowance stood at 1.02 percent and 1.00 percent of gross loans plus loans held for sale, respectively.  A provision of $135,000 was made to the allowance during the nine months ended September 30, 2004, compared to a provision of $75,000 in the same period in 2003.  No loans were charged during the nine months ended September 30, 2004 compared with $18,400 for the same period in 2003.  Recoveries for the same periods were $1,600 and $1,000, respectively.

The Bank’s non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans were 0.03 percent at September 30, 2004 compared with 0.04 percent at September 30, 2003.

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

Non-Interest Income

Total non-interest income for the nine months ended September 30, 2004 was $3,258,100, compared with $3,040,200 for the same period in 2003.  The increase of $217,900 was the result of increases of $14,200 in service charges on deposit accounts, $210,400 income from SBA loan sales and servicing’ while other service charges, commissions and fees decreased $6,700.

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

Non-Interest Expense

Salary and benefits expense for the nine months ended September 30, 2004 increased $403,100 compared with the same period in 2003.  The increase was due to the addition of a Chief Lending Officer, merit pay increases and increased bonus accruals due to increased earnings.

Occupancy and equipment expense increased $43,100 compared with the same period in 2003.  Depreciation expense increased $15,900 and occupancy expense increased $23,600.

Data processing expense for the nine months ended September 30, 2004 increased $17,100 compared to the same period in 2003.

For the nine months ended September 30, 2004 professional fees increased $33,700 compared to the same period in 2003.  The increase was due to increased audit/accounting fees, as the Bank engaged third parties for internal audit reviews.

Other expenses for the nine months ended September 30, 2004 totaled $2,203,500 compared with $2,103,700 for the same period in 2003.  Significant changes occurred in the following categories with increases in merchant processing expense $44,400, insurance expense $23,900, business development $22,500, entertainment and meals expense $12,200, telephone expense $6,900, travel expense $4,900; decreases occurred in collection expense $7,200, stationary and supplies $7,100, and memberships & dues $6,500

Income tax expense for the nine months ended September 30, 2004 was $555,200 compared with $342,300 for the same period in 2003.  The $212,900 increase was due to a $432,500 increase in pretax.

LOANS

Loans represented 79.28% of average earning assets, and 72.47% of average total assets for the nine months ended September 30, 2004, compared with 79.61% and 71.45%, respectively during 2003.  For the nine months ended September 30, 2004 average loans increased 28.82% from $66,144,000 for the same period in 2003 to $85,204,000. Average real estate increased $12,002,000 (25.92%) and average construction loans increased $3,828,000 (105.58%), average commercial loans increased $3,163,000 (20.10%) and average installment loans increased $66,000 (13.68%).

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

The Bank is the recognized leader for Small Business Administration lending in Monterey County, and holds SBA’s coveted Preferred Lender Status.  Generally, SBA loans are guaranteed by the SBA for 75 to 85 percent of their principal amount, which can be retained in portfolio or sold to investors.  Such loans are made at floating interest rates, but generally for longer terms (up to 25 years) than are available on a conventional basis to small businesses.  The unguaranteed portion of the loans, although generally supported by collateral, is considered to be more risky than conventional commercial loans because they may be based upon credit standards the Bank would not otherwise apply, such as lower cash flow coverage, or longer repayment terms.

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

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”):

	Nine Months Ended September 30,
	2004	2003
	(Dollars in thousands)
Accruing,
past due 90 days or more:

Real Estate	0	0
Commercial	0	0
Installment	0	0
Other	0	0
Total accruing	0	0

Nonaccrual Loans:

Real Estate	0	0
Commercial	26	28
Installment	0	0
Other	0	0
Total nonaccrual	26	28

Total nonperforming	26	28

Total loans end of period	89,101	69,277

Ratio of nonperforming loans to total loans at end of period	0.03%	0.04%

These ratios have been maintained as a result of a strengthening of underwriting criteria, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel).  The Bank does not have any foreign loans or loans for highly leveraged transactions.

Summary of Loan Loss Experience

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
	(Dollars in thousands)
Average loans outstanding	85,204	66,144

Allowance, beginning of period	775	637

Loans charged off during period:
Commercial	0	18
Installment	0	0
Real Estate	0	0
Other	0	0
Total charge offs	0	18

Recoveries during period:
Real Estate	0	0
Commercial	2	1
Installment	0	0
Other	0	0
Total recoveries	2	1

Net Loans charged off during the period	(2)	17

Additions to allowance for possible loan losses	135	75

Allowance, end of period	912	694

Ratio of net loans charged off to average Loans outstanding during the period	(0.00)%	0.03%

Ratio of allowance to total loans at end of period	1.02%	1.00%

Funding Sources

Average deposits for the nine months ended September 30, 2004 were $85,293,000 an increase of 20.90% compared with the average balance for 2003.  Average certificates of deposit represented 48.28% of average deposits for the nine months ended September 30, 2004.  Average interest checking accounts, money market and savings accounts as a group was 29.21% of average deposits.  Average demand deposits represented 22.52% of average deposits.

The Bank has lines of credit from the Federal Home Loan Bank of San Francisco and Pacific Coast Bankers’ Bank with available borrowing capacity on September 30, 2004 of $6,850,500 and $4,500,000, respectively.  The Federal Home Loan Bank line of credit has a maximum borrowing capacity of twenty five percent (25%) of the Bank’s total assets, adjusted quarterly.  The Federal Home Loan Bank line of credit is secured by some of the Bank’s real estate secured loans and securities.  At September 30, 2004 the total principal balances of pledged loans was $27,385,600 and securities of $5,478,800.  The following table provides information on seven advances totaling $14,650,000 outstanding at September 30, 2004.

Advance Amount	Interest Rate	Funding Date	Maturity Date
1,000,000	6.86%	8/10/00	8/10/05
3,900,000	2.83%	10/29/02	10/31/05
1,000,000	2.54%	2/4/03	2/6/06
1,000,000	1.77%	3/9/04	3/9/06
2,750,000	3.44%	9/27/02	9/27/07
1,000,000	7.72%	6/1/00	6/3/30
4,000,000	5.96%	8/2/04	7/28/34

The Bank has a $105,000 letter of credit issued by the Federal Home Loan Bank of San Francisco to secure the uninsured portion of local agency deposits maintained with the Bank.  The letter of credit matures April 17, 2006.

Capital Resources

The Company maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends.  At September 30, 2004, stockholders’ equity was $7,249,100 versus $6,410,500 at December 31, 2003.  The Company paid a $0.15 per share cash dividend in 2003 and a ten (10%) percent stock dividend in 2002.  The Bank paid no cash dividends during the nine months ended September 30, 2004 and cash dividends totaling $50,000 to the Corporation in 2003.

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

Under current rules, all banks were required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets.  On a consolidated basis the Company had a Tier 1 risk-based capital ratio of 8.62% and a total risk-based capital ratio of 15.49% at September 30, 2004, well above the minimum regulatory requirements.   The Bank had a Tier 1 risk-based capital ratio of 11.60% and a total risk-based capital ratio of 12.47% at September 30, 2004, well above the minimum regulatory requirements.

The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill.  The Company’s consolidated leverage capital ratio was 7.09% at September 30, 2004 while the Bank’s leverage capital ratio was 10.43%.

Liquidity

Liquidity represents a bank’s ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs.  For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings. The Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $29,815,500, and a $4,500,000 unsecured Federal Funds Purchased line of credit with the Pacific Coast Bankers’ Bank, to meet temporary liquidity requirements.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to at least 10 percent of total assets (“primary liquidity”), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  In addition, it seeks to generally limit loans to not more than 90 percent of total funding sources (total deposits plus Federal Home Loan Bank advances).  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s primary liquidity at September 30, 2004 was 10.24 percent, while its total loans to funding sources ratio at September 30, 2004 was 83.79 percent.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  At September 30, 2004 the affect of a 2% increase in the federal funds sold rate would result in a 6.16% increase in equity.  At September 30, 2004 the fed funds target rate was 1.75%; therefore, the model assumed a 1% decrease in the fed funds rate resulting in negative affect on capital of 2.20%.

Investment Securities

At September 30, 2004 the Company, in addition to its investment in Monterey County Bank, held investments of $652,500 in Trading Account Securities, $202,000 in Diversified Holding Corporation, $93,000 in Northern California Bancorp, Inc. Trust I and $155,000 in Northern California Bancorp, Inc. Trust II.

The following table sets forth the book and market value of the Bank’s investment securities at September 30, 2004:

INVESTMENT PORTFOLIO MIX

	Book Value	Market Value
	(Dollars in thousands)
Available for sale:
Corporate Debt Securities	750	756
Government National Mortgage Association	1,540	1,521
U.S. government Agencies	4,700	4,726
	6,990	7,003

Held to Maturity
State/Local Agencies	4,440	4,512

The following table summarizes the maturity of the Bank’s investment securities at September 30, 2004:

INVESTMENT PORTFOLIO MATURITIES

(Dollars in thousands)

	1 year or less	over 1 through 3 years	over 3 through 5 years	over 5 through 5 years	over 15 years
U. S. Agency Securities	—	1,725	992	2,009	—
Government National Mortgage Association	—	—	—	1,521	—
Corporate Debt Securities	—	—	—	756	—
State/Local Agencies	—	—	—	—	4,440

Total	—	1,725	992	4,286	4,440

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

(b) Changes in Internal Controls:  In the quarter ended September 30, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factor that could significantly affect these controls.

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

NORTHERN CALIFORNIA BANCORP, INC.

Date:	November 9, 2004	By:	/s/	Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chairman of the Board &
Chief Executive Officer

Date:	November 9, 2004	By:	/s/	Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and
Principal Accounting Officer