Form 10KSB
period 2004-12-31
NORTHERN CALIFORNIA BANCORP INC
filed 2005-03-28
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) for fiscal year ended December 31, 2004

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the period from to

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒           No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

Revenues for the year ended December 31, 2004; $9,576,700.

As of March 1, 2005, the Corporation had 1,608,019 shares of common stock out-standing. The aggregate market value of voting stock held by non-affiliates of the Corporation was $2,363,400, based on the most recent sale at $3.00 per share on August 31, 2004.

The following documents are incorporated by reference to the parts indicated of this Form 10-KSB:

1.     Portions of the Independent Auditor’s Report for the fiscal year ended December 31, 2004 are incorporated by reference in Part II Item 7.

FORM 10-KSB CROSS REFERENCE INDEX

PART I

Certain matters discussed or incorporated by reference in this Annual Report of Form 10-K including, but not limited to, those described in “Item 6 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, (1) competitive pressure in the banking industry increases significantly; (2) changes in the interest rate environment reduces margins; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; and (6) changes in securities markets. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Corporation.

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

BANK SUBSIDIARY

Monterey County Bank, an independent, California chartered commercial banking corporation was chartered by the State of California on July 30, 1976. The Bank’s customer base includes individuals, small and medium sized businesses and a variety of government agencies with residences, offices or other relationships located in or about the city and county of Monterey, California, including the cities of Carmel and Pacific Grove. The Bank offers its customers a wide variety of the normal personal, consumer and commercial services expected of a locally owned, independently operated bank. The Bank’s deposits are insured by the FDIC, and, as such, the Bank is subject to regulations by that federal agency and to periodic audits of its operations and documentary compliance by Federal Deposit Insurance Corporation “FDIC” personnel. As a state chartered bank, which is not a member of the Federal Reserve System, it is also regulated and periodically examined by the California State Department of Financial Institutions.

The Bank’s activities are conducted at its principal offices, 601 Munras Ave., Monterey, California and at its three branch offices in Carmel-By-The-Sea, Carmel Valley and Pacific Grove, California and a loan production office in Monterey, California.

At December 31, 2004 the Bank had total assets, deposits and shareholders’ equity of approximately $132,622,000, $98,921,700 and $12,595,800, respectively.

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

EMPLOYEES

At December 31, 2004 the Northern California Bancorp, Inc. and its subsidiary Monterey County Bank employed a total of 46 full time equivalent persons.

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

The Bank has entered into an agreement with Genesis Financial Solutions, a purchaser of charged off consumer credit card balances, to market a MasterCard credit card program. The Bank will be issuing the cards, but the credit card balances will be 100 percent owned by Genesis Financial Solutions. The program will be implemented in the first quarter of 2005 with the initial card solicitations being mailed in February 2005. The Bank’s 2005 revenues from the program will be approximately $70,000. Genesis Financial Solutions will maintain on deposit with the Bank amounts equal to the total available credit of the portfolio, the total of five (5) days average settlement activity for the prior month.

The Bank has implemented a pre-paid debit card program. The program is marketed by third parties through employer payroll programs and check cashing facilities, through Internet websites for purchasers of the websites’ products and services. Holders of the pre-paid cards will be able to have additional funds added to the card balance, make point of sale purchases and withdraw cash through automated teller machines. The Bank will be issuing the pre-paid cards and maintaining the funds held on the cards. The Bank’s revenues from the program will be in the form of transaction fees and earnings from investing the funds held on the cards. Revenues from the program in 2004 and 2003 were $8,300 and $2,100, respectively. Revenues from the program in 2005 should increase significantly as additional third party marketers are added to the program.

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

At December 31, 2004, the Bank met the tests to be categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.

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

Premiums for Deposit Insurance

The FDIC adopted regulations implementing a risk-based premium system required by federal law. Under the regulations which cover the assessment periods commencing on and after January 1, 1994, insured depository institutions are required to pay insurance premiums within a range of $.23 cents per $100 of deposits to $.31 cents per $100 of deposits depending on their risk classification. The FDIC, effective September 30, 1995, lowered assessments from their rates of $.23 to $.31 per $100 of insured deposits to rates of $.04 to $.31, depending on the health of the bank, as a result of the re-capitalization of the BIF. The FDIC may alter the existing assessment rate structure for deposit insurance and may change the base assessment rate (currently, 4 to 31 basis points per year) by rulemaking with notice and comment. Without notice or comment, the FDIC may increase or decrease the current rate schedule uniformly by as much as 5 basis points, as deemed necessary to maintain the target designated reserve ratio 1.25 percent (fund balance to estimated insured deposits). The insured deposit rates for 2004 were $.00 to $.27. These rates are projected to continue through the first half of 2005.

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

The FICO assessment rate is adjusted quarterly to reflect changes in the assessment basis of the respective funds based on the quarterly Call Report and the Thrift Financial Report submissions. The FICO quarterly rates for 2004 were 1.54, 1.54, 1.48 and 1.46. The FICO quarterly rate for the first quarter of 2005 is 1.44.

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

ITEM 2. PROPERTIES

The main office of the Bank, which also serves as the principal office of the Corporation, is located at 601 Munras Ave., Monterey, California 93940. This facility contains a lobby, executive and customer service offices, teller stations, safe deposit boxes and related non-vault area, vault, operations area, lounge and miscellaneous areas. A drive-through facility and adequate paved parking are also on the premises. Both the land and all improvements thereto are owned by the Bank. The Bank currently operates three branch offices in Carmel-By-The-Sea, Carmel Valley and Pacific Grove, California, all within approximately 10 miles from the Bank’s main office. The Bank also has a loan production office located in Monterey, California. The land and improvements dedicated to the Carmel-By-The-Sea, Carmel Valley and Pacific Grove branch offices and the loan production office are leased. See Footnote 12 to the Corporation’s financial statements included herewith.

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

The Corporation repurchased 5,368 shares of common stock at $4.00 per share in 2003 and 774 at $3.00 in 2002.

The following table sets forth, according to information known to the Corporation, the price paid per share in, and volume of, transactions in the Bank’s stock during the quarters ended March 31, 2002 to December 31, 2004.

Quarter/Year	Price	Volume (1)

1st quarter of 2002	3.00	33,561
2nd quarter of 2002	3.00	7,728
3rd quarter of 2002	3.00	1,306
4th quarter of 2002	3.00	227

1st quarter of 2003	3.00	46
2nd quarter of 2003	3.00-4.00	1,273
3rd quarter of 2003	3.00-4.00	45,948
4th quarter of 2003	3.00	504

1st quarter of 2004	3.00	1,438
2nd quarter of 2004	3.00-4.00	3,795
3rd quarter of 2004	3.00	166
4th quarter of 2004	—	—

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

If in the opinion of the applicable federal and/or state regulatory authority, a depository institution or holding company is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution or holding company, could include the payment of dividends), such authority may require, after notice and hearing (except in the case of an emergency proceeding where there is in no notice or hearing), that such institution or holding company cease and desist from such practice. Moreover, the Federal Reserve and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), an FDIC insured depository institution may not pay any dividend if payment would cause it to become undercapitalized or once it is undercapitalized.

The Bank’s payment of dividends, as a California chartered commercial banking corporation, is regulated by the California Financial Code. Under the California Financial Code, funds available for cash dividend payments by the Bank are restricted to the lessor of: (i) retained earnings; or (ii) the Bank’s net income for its last three fiscal years (less any distributions to the stockholders made during such period). As of December 31, 2004 the Bank had $4,890,600 in retained earnings. The Bank’s net income for the last three fiscal years less distributions to stockholders was $2,726,500.

In December 2004 and 2003 the Corporation paid cash dividends of $0.165 and $0.15 per share, respectively and a ten percent stock dividend in 2002. The Bank paid cash dividends totaling $50,000, and $75,000 to the Corporation during 2003 and 2002, respectively; no dividends were paid in 2004.

Recent Sales of Unregistered Securities

The following information relates to securities of the Company or its subsidiaries issued or sold within the past three years, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

On March 27, 2003, the Company’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust I (the “Trust”) issued $3,000,000 of principal amount of Floating Rate TRUPS® (Capital Trust Pass-through Securities) (the “Trust Preferred Securities”). Bear Stearns & Co. acted as placement agent in connection with the offering of the Trust Preferred Securities with aggregate commission of approximately $90,000 paid to Bear Stearns & Co. by Northern California Bancorp, Inc. Trust I in connection with such placement services. The securities bear a floating rate of interest of 3.25% over the three month LIBOR rate (1.15% + 3.250% = 4.40% at December 31, 2003), payable quarterly. Concurrent with the issuance of the Trust Preferred Securities, the Trust used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Company. The Subordinated Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company will pay interest on the Junior Subordinated Debentures to the Trust, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on April 7, 2033, but can be redeemed under certain circumstances at a premium prior to April 7, 2008, and can be redeemed, in whole or in part, on any January 7, April 7, July 7 or October 7 on or after April 7, 2008 at par. The Company fully and unconditionally guarantees the obligations of the Trust, on a subordinated basis. The Company received $2.91 million from the Trust upon issuance of the Junior Subordinated Debentures, of which $1 million was contributed by the Company to the Bank to increase its capital, $1.14 million was used to retire existing Company debt and the remainder held as working capital. The Subordinated Debt Securities were not registered under the Securities Act in reliance on the exemption set forth in Section 4(2) thereof.

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

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Statements Regarding Forward-Looking Information

Except for historical information contained herein, the matters discussed or incorporated by reference in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), that involve substantial risks and uncertainties.  When used in this report, or in the documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” and similar expressions identify certain of such forward-looking statements.  Actual results of Monterey County Bank could differ materially from such forward-looking statements contained herein.  Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Bank operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Bank has no control); other factors affecting the Bank’s operations, markets, products and services; and other risks detailed in this Form 10-KSB and in the Bank’s other reports filed with the Comptroller of the Currency pursuant to the rules and regulations of the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  The Bank undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date thereof.

OVERVIEW

The following discussion reviews and analyzes the operating results and financial condition of the Corporation, focusing on the Bank. It should be read in conjunction with the financial statements and the other financial data presented elsewhere herein.

Net income for each of the last three years was $1,065,200 in 2004, $839,800 in 2003, and $508,600 in 2002. The primary net income per share for each of the last three years was $.68, $.55, and $.34 respectively. The diluted net income per share for the same time periods were $.56, $.47 and $.29, respectively. Return on average shareholders’ equity was 15.35%, 13.84% and 10.49% in 2004, 2003 and 2002, respectively. Return on average assets was 0.88%, 0.88%, and 0.63% in 2004, 2003 and 2002, respectively.

The increase in earnings in 2004 was due to increases of $1,240,700 in net interest income after provision for loan losses; partially offset by a decrease of $181,500 in non-interest income and increases of $711,700 in non-interest expense and $122,100 in income tax expense.

The increase in earnings in 2003 was due to increases of $658,800 in net interest income after provision for loan losses and $622,300 in non-interest income; partially offset by increases of $645,400 in non-interest expense and $304,500 in income tax expense.

The increase in earnings in 2002 was due to increases of $106,300 in net interest income after provision for loan losses and $285,300 in non-interest income; partially offset by increases of $120,800 in non-interest expense and $122,700 in income tax expense.

The following table provides a summary of the income statement, balance sheet, and selected ratios for the last five years. A more detailed analysis of each component of net income is included under the appropriate captions, which follows.

	As of and for the years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands except per share data)
Summary of Operating Results:

Total interest income	7,355	5,569	4,900	5,440	5,501
Total interest expense	2,435	1,920	1,948	2,526	2,410
Net interest income	4,920	3,649	2,952	2,914	3,092

Provision for possible loan losses	185	155	117	185	130
Net interest income after provision for loan loss	4,735	3,494	2,835	2,729	2,962

Total other income	2,222	2,403	1,781	1,496	1,445
Total other expense	5,111	4,399	3,754	3,633	3,309

Income (loss) before taxes	1,846	1,498	863	592	1,098
Provision for income tax	781	659	354	231	362

Net income (loss)	1,065	840	509	361	736

Per Common Share Data:

Net income - Primary (1)	0.676	0.550	0.343	0.246	0.498
Net income - Diluted (2)	0.555	0.480	0.292	0.212	0.442
Book value, end of period	4.55	4.09	3.77	3.48	3.29
Avg shares outstanding (3)	1,576,589	1,528,268	1,483,493	1,469,489	1,479,520

Balance Sheet Data:

Total loans, net of unearned income (4)	95,036	76,908	60,257	52,562	43,251
Total assets	134,039	107,872	86,279	79,735	83,872
Total deposits	97,263	78,132	67,616	68,332	72,218
Stockholders’ equity	7,321	6,411	5,639	5,087	4,861

	As of and for the Years Ended December 31,
	2004	2003	2002	2001	2000
Selected Financial Ratios (4):

Return on average assets (5)	.88%	0.88%	0.63%	0.48%	1.06%
Return on average stockholders’ equity (5)	15.35%	13.84%	10.49%	7.87%	16.95%

Net interest spread	4.02%	3.92%	3.22%	3.57%	4.73%

Net interest margin	4.47%	4.30%	3.88%	4.37%	5.59%

Avg shareholders’ equity to average assets	5.75%	6.35%	5.99%	6.09%	6.23%

Risked-Based capital ratios
Tier 1	8.22%	9.00%	8.10%	8.20%	9.50%
Total	14.83%	17.30%	9.10%	9.10%	10.40%

Total loans to total deposits at end of period	97.71%	98.43%	89.12%	76.92%	59.88%

Allowance to total loans at end of period	1.01%	1.00%	1.04%	1.06%	1.05%

Nonperforming loans to total loans at end of period	0.04%	0.04%	0.06%	0.70%	0.03%

Net charge-offs to average loans	0.00%	0.03%	0.18%	0.18%	0.15%

(1)          Primary earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock during the year. The weighted average number of shares used for this computation was 1,576,589 for 2004, 1,528,268 for 2003, 1,483,493 for 2002, 1,469,489 for 2001 and 1,479,520 for 2000.

(2)          Fully diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include employee stock options. The weighted average number of shares used for this computation was 1,919,512, 1,796,859, 1,744,082, 1,701,827 and 1,705,258 in 2004, 2003, 2002, 2001 and 2000, respectively.

(3)          Weighted average common shares.

(4)          Includes loans being held for sale.

(5)          Averages are of daily balances.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Bank’s financial statements and accompanying notes.  Management believes that the judgments, estimates and assumptions used in preparation of the Bank’s financial statements are appropriate given the factual circumstances as of December 31, 2004.

Various elements of the Bank’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact of the Bank’s results of operation.  In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Bank’s financial statements to those judgments, estimates and assumptions, are critical to an understanding of the Bank’s financial statements.  This policy relates to the methodology that determines the allowance for loan and lease losses.  Management has discussed the development and selection of this critical accounting policy with the Audit Committee of the Board of Directors.  Although Management believes the level of the allowance at December 31, 2004 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time.   For further information regarding the allowance for loan losses see “Provision and Allowance for Loan Losses,” and Note 6 to the Bank’s audited financial statements included elsewhere herein.

Recently Issued Accounting Standards

Refer to Note 1 to the Financial Statements – “Accounting Policies” for discussion of the recently issued accounting standards.

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

	Years Ended			Increase (Decrease)
	December 31,			From Prior Year
	2004	2003	2002	2004/2003		2003/2002
				Amt	%	Amt	%
	(Dollars in thousands)
Interest Income	7,355	5,569	4,900	1,786	32.08	669	13.65
Interest Expense	2,435	1,920	1,948	515	26.80	(28)	(1.42)
Net Interest Income	4,920	3,649	2,952	1,271	34.82	697	23.61

Net interest income increased $1,270,700 (34.82%) from 2003 to 2004. Average interest bearing assets increased 29.06%, while the average rate earned increased 10 basis points, resulting in an increase of $1,785,400 in total interest income. Interest expense increased $514,700 the result of a 26.94% increase in average interest bearing liabilities, while the average rate paid remained the same.

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

The following table shows the components of net interest income, setting forth, for each of the three years ended December 31, 2004, 2003 and 2002 (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v) the net interest yield on average interest-earning assets (i. e., net interest income divided by average interest-earning assets). Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on non-taxable securities of $70,200 in 2004, no tax-exempt securities were held in 2003 or 2002. Non-accrual loans and overdrafts are included in average loan balances. Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

	2004			2003			2002
		Int	Avg		Int	Avg		Int	Avg
	Avg	Earn	%	Avg	Earn	%	Avg	Earn	%
	Bal	Paid	Rate	Bal	Paid	Rate	Bal	Paid	Rate
	(Dollars in thousands)
Interest Earning Assets:
Invest securities - Taxable	10,755	301	2.80	8,113	299	3.69	11,593	417	3.60
Invest securities - Non-Taxable	3,456	226	6.55	0	0	0	0	0	0
Federal funds sold	10,479	141	1.35	8,891	97	1.09	7,063	115	1.63
Total investments	24,691	669	2.71	17,004	396	2.33	18,744	532	2.85

Loans
Construction	7,384	794	10.76	3,847	369	9.59	2,753	272	9.86
Real estate	59,393	4,500	7.58	47,264	3,585	7.59	37,729	2,846	7.54
Installment	548	40	7.38	494	38	7.62	681	66	9.62
Commercial	19,545	1,421	7.27	16,344	1,182	7.23	15,595	1,183	7.58
Total loans	86,870	6,756	7.78	67,949	5,174	7.61	56,758	4,366	7.69

Total Interest earning assets	111,561	7,425	6.66	84,953	5,570	6.56	75,502	4,898	6.49

Interest Bearing Liabilities:
Int-bearing demand	13,099	33	0.25	10,892	27	0.25	10960	73	0.67
Money market savings	3,894	32	0.81	2,592	22	0.86	2,021	21	1.04
Savings deposits	7,924	81	1.02	6,011	62	1.03	4,200	54	1.29
Time deposits >$100M	18,795	562	2.99	16,378	511	3.12	16,059	600	3.74
Time deposits <$100M	24,264	711	2.93	20,074	618	3.08	20,383	825	4.05
Other Borrowing	24,347	1,018	4.18	16,781	680	4.05	6,510	374	5.74
Total interest bearing liabilities	92,324	2,436	2.64	72,729	1920	2.64	60,134	1,948	3.24

Net interest income		4,989			3,649			2,950

Net interest spread			4.02			3.92			3.22

Net yield on interest earning assets			4.47			4.30			3.88

	2004 vs 2003			2003 vs 2002
	Increase(Decrease)			Increase(Decrease)
	Due to changes			Due to Changes
	Avg	Avg		Avg	Avg
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Invest securities - Taxable	97	(96)	2	(125)	7	(118)
Invest securities – Non-Taxable	227	—	227	—	—	—
Federal funds sold	17	27	44	30	(48)	(18)
Total investments	341	(69)	273	(96)	(40)	(136)

Loans
Construction	339	86	425	108	(11)	97
Real estate	922	(8)	914	715	24	739
Installment	4	(1)	3	(18)	(10)	(28)
Commercial	231	8	240	57	(58)	(1)
Total loans	1,497	85	1,582	862	(55)	807

Total Interest Earning Assets	1,839	16	1,855	766	(95)	671

Interest Bearing Deposits:
Int-bearing demand	6	0	6	(0)	(46)	(46)
Money market savings	11	(2)	9	6	(5)	1
Savings deposits	20	(1)	19	23	(16)	8
Time deposits >$100M	75	(25)	50	12	(101)	(89)
Time deposits <$100M	129	(36)	93	(13)	(195)	(207)
Other Borrowing	306	32	338	590	(284)	306

Total interest bearing deposits	547	(32)	514	618	(646)	(28)

Net change in net interest	1,069	271	1,341	148	550	699

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

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At the end of 2004, 2003 and 2002, the Bank’s allowance stood at 1.00 percent, 1.00 percent, and 1.04 percent of gross loans, respectively. Provisions were made to the allowance for loan losses in 2004, 2003 and 2002 of $185,000, $155,000, and $117,000, respectively. No loans were charged off in 2004, loans charged off in 2003 totaled $18,400 and $59,700 in 2002. Recoveries for these same periods were $1,000, $1,300, and $13,300.

The Bank’s non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans were 0.04 percent 0.04 percent and 0.06 percent as of the end of 2004, 2003 and 2002, respectively.

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

Non-Interest Income

The following table presents a summary of the Bank’s non-interest income:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Service charges on deposit accounts	517	505	508
Other service charges, commissions and fees	989	1,237	747
Income from sales and servicing of SBA loans	716	661	526

Total non-interest income	2,222	2,403	1,781

Total non-interest income decreased $181,500 (7.54%) in 2004 when compared with 2003. Income from sales and servicing of SBA loans increased $55,800 and service charges on deposit accounts increased $10,800; while other income decreased $248,100. The decrease in other income was due primarily to decreases of $265,400 in commercial banking origination fees.

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

The sale of Small Business Administration (SBA) guaranteed loans is a significant contributor to the Bank’s income. SBA guaranteed loans yield up to 3 3/4% over the New York prime rate, and the guaranteed portions can be sold at premiums which vary with market conditions. SBA loans are guaranteed by the full faith of the United States Government up to 85 percent of the principal amount. The guaranteed portion has risks comparable for an investor to a U. S. Government security and can usually be sold in the secondary financial market, either at a premium or at a yield which allows the Bank to maintain a significant spread for itself.

There can be no assurance that the gains on sale will continue at, or above, the levels realized in the past three years. The Small Business Administration has recently increased the guarantee fees borrowers must pay. Increasing competition among lenders for qualified SBA borrowers makes it difficult for the Bank to continually expand its program in this area, and may limit the level of premium that can be earned with regard thereto.

The following table presents a summary of the activity in SBA loans for the years ended 2004, 2003 and 2002:

	2004	2003	2002

SBA loans authorized	$15,844,000	$8,882,900	$5,916,900
SBA loans sold	$4,669,100	$4,994,100	$4,689,300

Summary of Income from sales and Servicing of SBA Loans

	2004	2003	2002
Income from premium	$412,400	$440,000	$332,800
Income from servicing	304,000	220,600	193,200
Total income from sales and servicing of SBA loans	$716,400	$660,600	$526,000

Non-Interest Expense

The following table presents a summary of the Bank’s other non-interest expense:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Salaries and benefits	3,004	2,566	2,201
Occupancy and equipment expense	597	511	372
Professional fees	114	89	84
Data processing	364	357	364
Other expenses	1,033	876	733
Total other expenses	5,112	4,399	3,754

Salary and benefits expense increased $437,600 in 2004 as a result of the first full year of salary expense related to the hiring of an Executive Vice President/Chief Lending Officer during the fourth quarter of 2003, merit increases and bonus payments. Salary and benefits expense increased $365,500 in 2003 as a result of the first full year of salary expense related to the Carmel-by-the Sea branch office, the hiring of an Executive Vice President/Chief Lending Officer during the fourth quarter, merit increases and bonus payments. Salary expense increased $47,000 in 2002 as the result of adding a business development officer and three full time equivalent positions to staff the new Carmel-By-The-Sea Branch that opened in November 2002; these increases were partially offset by not replacing the President when he left the Bank in February.

Occupancy and equipment expenses increased $86,000 in 2004, with significant increases of $19,800 in depreciation expense, $22,700 in merchant terminal expense, $14,100 in repairs and maintenance expense, $7,800 in janitorial expense and $4,700 in premises rent. Occupancy and equipment expenses increased $138,400 in 2003, with significant increases of $65,700 in premises rent net of sublease income, $46,100 in depreciation, $9,200 in repairs and maintenance expense, $3,800 in property taxes and $3,300 in merchant terminal. Occupancy and equipment expenses increased $46,000 in 2002, due primarily to expenses related to opening the Carmel-By-The-Sea Branch.

Data processing expense increased $6,800 in 2004. Data processing expense decreased $6,900 in 2003. Data processing expense increased $120,100 in 2002 due to expenses associated with the development of an internet website, software license fees for an information management reporting program and increased numbers of accounts and transaction activity.

In 2004, professional fees increased $24,400 due to accounting/audit fees increasing $19,500 while legal fees increased $4,900. In 2003, professional fees increased $4,900 due to accounting fees increasing $8,500 while legal fees decreased $3,600. In 2002, professional fees decreased $22,400 with accounting fees increasing $7,100, while legal fees decreased $29,500.

Other expenses for 2004 totaled $1,033,000 compared with $876,100 for 2003, an increase of $156,900. Significant changes occurred in the following categories with in increases operational losses $35,200, business development $31,700, insurance $23,200, advertising

$13,800, collection expense $20,700, telephone expense $12,600, entertainment & meals $11,500, donations $9,700, postage expense $8,300, and amortization trust preferred offering expense $5.700; while decreases occurred in stationary & supplies $13,800, loan expense $12,000 and auto allowance/expense $6,300.

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

Allocation of federal and California income taxes between current and deferred portions is as follows:

	2004	2003	2002
Current tax provision:
Federal	$619,800	$410,800	$244,800
California	236,700	142,800	90,300
	856,500	553,600	335,100

Deferred tax provision (benefit):
Federal	(146,700)	61,900	(18,600)
California	(36,200)	(8,600)	(8,900)
Increase in valuation allowance	107,000	51,600	46,400
	(75,900)	104,900	18,900
	$780,600	$658,500	$354,000

The differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2004	2003	2002

Statutory federal tax rate	34.00%	34.00%	34.00%
California taxes, net of federal tax benefit	7.20	7.20	7.20
Other, net	1.10	2.74	(0.16)
Effective tax rates	42.30%	43.94%	41.04%

In addition, the Corporation has applied all unused general business tax credit carryforwards for financial reporting and income tax purposes.

The components of the net deferred tax asset, included in other assets, are as follows:

	2004	2003
Deferred tax asset
Federal	$480,100	$363,200
California	131,200	105,100

Total deferred tax asset	611,300	468,300
Valuation allowance	(335,000)	(228,000)

Net deferred tax asset	$276,300	$240,300

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

	2004	2003
Deferred tax assets (liabilities)
Net unrealized gain and loss on securities	$(70,400)	$(30,500)
California franchise tax	121,800	73,500
Allowance for loan losses	391,000	299,700
Accrued salary continuation liability	281,400	228,000
Depreciation	(112,500)	(102,400)

Total deferred tax asset	611,300	468,300
Valuation allowance	(335,000)	(228,000)

Net deferred tax asset	$276,300	$240,300

The Bank establishes a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

LOANS

Loans, the largest component of earning assets, represented 79.17% of average earning assets, and 72.32% of average total assets during 2004, compared with 79.93% and 71.12%, respectively during 2003. In 2004, average loans increased 27.85% from $67,949,300 in 2003 to $86,870,200. Average real estate loans increased $12,128,700 (25.66%), average construction loans increased $3,537,000 (91.94%), average commercial loans increased $3,201,200 (19.59%) and average installment loans decreased $54,000 (10.93%).

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

The Bank is the recognized leader for Small Business Administration lending in Monterey County, and holds SBA’s coveted Preferred Lender Status. Generally, SBA loans are guaranteed by the SBA for up to 85 percent of their principal amount, which can be retained in portfolio or sold to investors. Such loans are made at floating interest rates, but generally for longer terms (up to 25 years) than are available on a conventional basis to small businesses.  The unguaranteed portion of the loans, although generally supported by collateral, is considered to be more risky than conventional commercial loans because they may be based upon credit standards the Bank would not otherwise apply, such as lower cash flow coverage, or longer repayment terms.

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

The following table presents the composition of the loan portfolio, including loans held for sale, at December 31 for the last five years.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Commercial and industrial	23,854	18,607	14,432	14,469	12,988
Real estate, construction	7,373	5,934	4,066	1,896	2,314
Real estate, mortgage	64,339	52,698	42,000	36,010	27,802
Installment	622	580	462	703	518
Government guaranteed loans purchased	51	57	63	130	139
	96,239	77,876	61,024	53,207	43,760
Less:
Allowance for possible loan losses	(963)	(775)	(637)	(566)	(468)
Deferred origination fees, net	(240)	(193)	(130)	(79)	(41)
Net Loans	95,036	76,908	60,257	52,562	43,251

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

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”):

	As of December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Accruing, past due 90 days or more:

Real Estate	0	0	0	0	0
Commercial	0	0	0	0	0
Installment	0	0	0	0	0
Total accruing	0	0	0	0	0

Nonaccrual Loans:

Real Estate	0	0	0	320	0
Commercial	43	28	24	50	15
Installment	0	0	10	0	0
Total nonaccrual	43	28	34	370	15

Total nonperforming	43	28	34	370	15

Total loans end of period	96,239	77,876	61,024	53,207	43,760

Ratio of nonperforming loans to total loans at end of period	0.04%	0.04%	0.06%	0.70%	0.03%

The low level of non-performing loans is the result of underwriting criteria intended to be conservative, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel). The Bank does not have any foreign loans or loans for highly leveraged transactions.

Summary of Loan Loss Experience

	For the Years ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)

Average loans outstanding	86,870	67,949	11,192	48,265	41,552

Allowance, beginning of period	775	637	566	468	400

Loans charged off during period:
Real Estate	0	0	58	80	67
Commercial	0	18	1	9	2
Installment	0	0	1	0	0
Other	0	0	0	0	0
Total charge offs	0	18	60	89	69

Recoveries during period:
Real Estate	0	0	0	0	0
Commercial	3	1	13	1	7
Installment	0	0	0	1	0
Other	0	0	0	0	0
Total recoveries	3	1	13	2	7

Net Loans charged off during the period	(3)	17	47	87	62

Additions to allowance for possible loan losses	185	155	117	185	130

Allowance, end of period	963	775	636	566	468

Ratio of net loans charged off to average Loans outstanding during the period	(0.00)%	0.03%	0.42%	0.18%	0.15%

Ratio of allowance to total loans at end of period	1.00%	1.00%	1.01%	1.06%	1.05%

Funding Sources

Average deposits increased 22.15% to $88,005,600 in 2004 from $72,045,700 in 2003. In 2004 average demand deposits increased 24.42% and average interest checking, money market and savings accounts as a group increased 27.81% and average certificates of deposit increased 18.12%. Average certificates of deposit represented 48.93% of average deposits in 2004 compared with 50.60% in 2003. Average interest checking, money market and savings accounts as a group were 28.31% of average deposits in 2004 compared with 27.06% in 2003. Average demand deposits represented 22.76% of average deposits in 2004 compared with 22.34% in 2003.

The following table sets forth the scheduled maturities of the Company’s time deposits in denominations of $100,000 or greater at December 31, 2004:

Maturities of Time Deposits of
$100,000 or More
(Dollars in Thousands)

Three months or less	$5,302
Over three months through six months	4,694
Over six months through twelve months	7,232
Over twelve months	7,040
Total	$24,268

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

The Bank has lines of credit from the Federal Home Loan Bank of San Francisco and Pacific Coast Bankers’ Bank with available borrowing capacity on December 31, 2004 of $2,339,300 and $4,500,000, respectively. The Federal Home Loan Bank line of credit has a maximum borrowing capacity of twenty five percent (25%) of the Bank’s total assets, adjusted quarterly. The Federal Home Loan Bank line of credit is secured by certain of the Bank’s real estate secured loans and securities at December 31, 2004 the total principal balances of pledged loans was $28,545,200 and securities of $5,327,800. The following table provides information on nine (9) advances totaling $19,650,000 outstanding at December 31, 2004.

Advance	Interest	Funding	Maturity
Amount	Rate	Date	Date
1,000,000	6.86%	8/10/00	8/10/05
3,900,000	2.83%	10/29/02	10/31/05
1,000,000	2.54%	2/4/03	2/6/06
1,000,000	1.77%	3/9/04	3/9/06
2,750,000	3.44%	9/27/02	9/27/07
1,000,000	7.72%	6/1/00	6/3/30
4,000,000	5.96%	8/2/04	7/28/34
5,000,000	5.63%	12/24/04	12/22/34

The Pacific Coast Bankers’ Bank line of credit is unsecured. The Bank did not utilize any overnight borrowings in 2004, 2003 or 2002

The Bank has a $105,000 letter of credit issued by the Federal Home Loan Bank of San Francisco to secure the uninsured portion of local agency deposits maintained with the Bank. The letter of credit matures April 17, 2006.

Capital Resources

The Corporation maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends. At December 31, 2004, stockholders’ equity was $7,321,100 versus $6,410,500 at December 31, 2003. The Corporation paid cash dividends of $.165 and $.15 per share in 2004 and 2003, respectively and issued a 10% stock dividend in 2002. The Bank paid cash dividends totaling $50,000, and $75,000, to the Corporation in 2003, and 2002, respectively; no dividends were paid in 2004.

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

In general, the risk-based capital guidelines provide detailed definitions of which obligations will be treated as capital, and assign different weights to various assets and off-balance sheet items, depending upon the perceived degree of credit risk associated with each asset. Each asset is assigned to one of four risk-weighted categories. For example, 0 percent for cash and unconditionally guaranteed government securities; 20 percent for deposits with other banks and fed funds; 50 percent for state bonds and certain residential real estate loans; and 100 percent for commercial loans and other assets. Capital is categorized as either Tier 1 capital, consisting of common stock and retained earnings (or deficit), or Tier 2 capital, which includes limited-life preferred stock and allowance for loan losses (subject to certain limitations). The guidelines also define and set minimum capital requirements (risk-based capital ratios), which increased over a transition period, ended December 31, 1992. Under the final 1992 rules, all banks were required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 capital ratio of 11.58% and 12.91% at December 31, 2004 and 2003, respectively, and a total risk-based capital ratio of 12.48% and 13.81% at December 31, 2004 and 2003, respectively.

The Tier 1 leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill. The Bank had a leverage capital ratio of 9.37% and 11.02% at December 31, 2004 and 2003, respectively.

The significant increase in each of the Bank’s risk-based capital ratios from December 31, 2002 to December 31, 2003 was the result of $4,000,000 in capital contributions from the Corporation. The Corporation utilized a portion of the proceeds from two trust preferred security issuances to make the capital contributions.

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

On November 13, 2003, the Company’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust II (the “Trust”) issued $5 million in cumulative Trust Preferred Securities. The securities bear a floating rate of interest of 2.85% over the three month LIBOR rate, payable quarterly. Concurrent with the issuance of the Trust Preferred Securities, the Trust used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Company. The Subordinated Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company will pay interest on the Junior Subordinated Debentures to the Trust, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on August 8, 2033, but can be redeemed under certain circumstances at a premium prior to August 8, 2008, and can be redeemed, in whole or in part, on any February 8, May 8, August 8 or November 8 on or after August 8, 2008 at par. The Company fully and unconditionally guarantees the obligations of the Trust, on a subordinated basis.

The Company received $4.96 million from the Trust upon issuance of the Junior Subordinated Debentures, of which $2.5 million was contributed by the Company to the Bank to increase its capital and the remainder held as working capital.

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I Capital, and the remainder as Tier II Capital.

Liquidity

Liquidity represents a bank’s ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs. For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers. In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings. In addition, the Bank has lines of credit from the Federal Home Loan Bank of San Francisco of approximately $30,560,000, subject to pledging of acceptable collateral, and a $4,500,000 unsecured federal funds line of credit with the Pacific Coast Bankers’ Bank to meet temporary liquidity requirements.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets (“primary liquidity”), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets. In addition, it seeks to generally limit loans to not more than 90 percent of deposits.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing. The Bank’s total liquidity at December 31, 2004, 2003 and 2002 was 22.70 percent, 20.84 percent, and 22.22 percent respectively, while its average loan to deposit ratio for such years was 99.19 percent, 94.31 percent and 83.35 percent respectively.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. Additionally, deposits on which a financial institution pays an interest rate significantly higher than prevailing rates are considered to be brokered deposits. Federal law and regulation restricts banks from soliciting or accepting brokered deposits, unless the bank is well capitalized under Federal guidelines. The Bank’s brokered deposits totaled approximately $14,385,800, 14.54% at December 31, 2004 compared with $5,995,000, 7.53% of total deposits at December 31, 2003. None of the Bank’s brokered deposits paid an interest rate significantly higher than prevailing rates.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate. The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period. At December 31, 2004 the affect of a 2% increase in the fed funds rate, expressed, as a percentage of equity was a positive 5.0%; while the affect of a 2% decrease in the fed funds rate was a negative 5.0%.

The Corporation’s sources of revenues and liquidity are the dividends, tax equalization payments or management fees from the Bank and gains on securities held in a trading account. The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law.

Investment Securities

The Corporation maintains a trading account, at fair value, consisting of marketable securities. At December 31, 2004 the account value was $803,700. The Corporation has a $202,000 investment in AT Service LLC, which provides title insurance services for commercial, industrial and residential properties, as well as other real estate related financial and informational services, including escrow, real estate information, trustee sale guarantees and real estate tax exchanges. In addition the Corporation has investments in Northern California Bancorp Trust I ($93,000) and Northern California Bancorp Trust II ($155,000), these are special-purpose trust subsidiaries which were formed to facilitate the issuance of trust preferred securities.

The following table sets forth the book and market value of the Bank’s investment securities as of December 31, 2004 and 2003:

INVESTMENT PORTFOLIO MIX
(Dollars in thousands)

	2004		2003
	Book	Market	Book	Market
	value	value	value	value
Available for sale:
Corporate Debt Securities	750	752	1,790	1,842
Government National Mortgage Association	1,400	1,377	2,294	2,247
U.S. Government Agencies	4,704	4,706	2,000	1,988
Total	6,854	6,834	6,084	6,076
Held to maturity:
State/Local Agency Securities	6,219	6,300	—	—

Other Securities:
Federal Home Loan Bank Stock	924	924	753	753
Pacific Coast Bankers’ Bank Stock	440	440	440	440
AT Services, LLC	202	202	202	202
Mission Valley Bank	—	—	25	25
Northern California Bancorp, Inc. Trust I	93	93	93	93
Northern California Bancorp, Inc. Trust II	155	155	155	155
Total	1,814	1,814	1,668	1,668

The following tables summarize the maturity of the Bank’s investment securities at December 31, 2004:

INVESTMENT PORTFOLIO MATURITIES
(Dollars in thousands)

	Available for Sale
	Amortized Cost	Fair Value
Due between one and five years	$2,704,300	$2,703,500
Due between five and ten years	2,750,000	2,754,300
GNMA - Mortgage Backed Securities	1,399,900	1,377,100
	$6,854,200	$6,834,900

	Held to Maturity
	Amortized Cost	Fair Value
Due in over ten years	$6,219,000	6,219,000

ITEM 7. FINANCIAL STATEMENTS

The following consolidated financial statements included in the Consolidated Financial Report issued by Hutchinson and Bloodgood LLP, Certified Public Accountants at the pages indicated are incorporated herein by reference:

Independent Auditors’ Report on the Financial Statements

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2004

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2004

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004

Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

The Company had no disagreements with its independent accountants on any matter of accounting principles, practices or financial statement disclosure during 2004, 2003 or 2002.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Code of Ethics

The Bank has adopted a code of ethics applicable to all of its officers, directors and employees, including its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions.

The name, age, title and five-year business background of each director, executive officers and significant employees of the Corporation (including the Bank) as of December 31, 2004, are as follows:

Name & Position with Bank	Age	Principal Occupation During Past Five Years

Charles T. Chrietzberg, Jr. Director since 1985, Chairman of the Board & Chief Executive Officer	63	Chairman of the Board & Chief Executive Officer Monterey County Bank since 3/87

Sandra G. Chrietzberg Director, 1988 to 1994 and since 1995	61	Formerly President and CEO Queen of Chardonnay, Inc., dba La Reina Winery 8/84-12/93

Peter J. Coniglio, Esq. Director since 1976	75	Partner - Hudson, Martin, Ferrante & Street, Monterey

Carla S. Hudson, CPA Director since 1994	51	Partner - Huey and Hudson, Certified Public Accountants

John M. Lotz Director since 1991	63	Chairman, Chief Executive Officer & President The Monterey Bay Aviation Institute Inc dba DelMonte Aviation. President and Chief Executive Officer, of Couroc of Monterey 1996-2001.

Timothy M. Leveque Executive Vice President Chief Lending Officer	61	Executive Vice President, Chief Lending Officer of Monterey County Bank since 11/03, Senior Executive Vice President, Chief Lending Officer, Pacific Coast Bankers’ Bank 1997-2003

Bruce N. Warner Executive Vice President, Chief Financial Officer and Chief Operating Officer	57

Executive Vice President, Chief Financial Officer and Chief Operating Officer of Monterey County Bank since 2002; Senior Vice President, Chief Financial Officer and Chief Operating Officer of Monterey County Bank since 1993-2002.

Virginia L. Cooper	60	Senior Vice President, Manager SBA Loan Department 11/02. Vice President SBA Loan Department 3/98.

Mary Ellen Stanton Senior Vice President	67	Senior Vice President, Loan Administration, Monterey County Bank Since 10/98.

Andre G. Herrera Vice President	39	Vice President, Chief Information Officer 11/01. Vice President, Corporate Secretary of Northern California Bancorp, Inc. and Corporate Secretary of Monterey County Bank since 1996-2001

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

Based solely upon a review of the relevant forms furnished to the Bank and the Corporation, except as disclosed below, the Corporation believes that all officers, directors and principal shareholders filed appropriate forms as required by Section 16(a) of the Exchange Act, and related regulations, during 2004.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the compensation paid to the officers of the Corporation/Bank whose salary and bonus exceeded $100,000 for 2004.

	Annual Compensation					Long Term Compensation Awards
				Other Annual		Restricted Stock	Securities Underlying	All Other
Name & Principal Position		Salary	Bonus	Compensation		Awards	Options/SARs	Compensation

Charles T. Chrietzberg, Jr.	2004	$180,437	$221,700	$2,199	(1)	None	25,000	$76,806	(2)
Chairman & CEO	2003	$184,069	$221,000	$2,557	(1)	None	30,000	$26,298	(2)
	2002	$190,914	$161,000	$3,274	(1)	None	30,000	$0	(2)

Timothy M. Leveque	2004	$137,356	$60,150	$12,000	(3)	None	60,000	None
Executive Vice President,	2003	$16,925	None	$750	(3)	None	None	None
Chief Lending Officer

Bruce N. Warner	2004	$137,024	$51,100	None		None	25,000	None
Executive Vice President,	2003	$104,899	$45,601	None		None	5,000	None
Chief Financial Officer	2002	$99,379	$26,605	None		None	10,000	None
Chief Operating Officer

Andre G. Herrera	2004	$105,092	$15,258	None		None	2,500	None
Vice President,	2003	$103,975	$13,743	None		None	2,500	None
Chief Information Officer	2002	$99,405	$18,459	None		None	2,000	None

(1)                                  Represents personal use of company automobile.

(2)                                  Represents the expense accrued in the Salary Continuation Plan net of earnings on life insurance policies as more fully described in the Long Term Incentive Plan Table.

(3)                                  Mr. Leveque joined the Bank in November 2003. Other annual compensation for 2004 includes an automobile allowance of $6,000, $500 per month, and a temporary housing expense allowance of $6,000, $2,000 per month for three months.  Other annual compensation for 2003 is prorated automobile allowance, $500 per month.

The Bank owns an automobile for the use of its Chief Executive Officer (the value of his personal use of the automobile is included above).  The Bank furnishes, on a non-discriminatory basis, to the employees: (i) insurance benefits; and (ii) other benefits.  The value of these benefits (excluding non-discriminatory plan benefits) was less than the lesser of $50,000 or ten percent of the compensation shown above for the respective persons or group, and is not included in the table.

The Board of Directors authorized the Bank to enter into a three year employment contract with Mr. Chrietzberg, effective January 1, 2005.  It provides for a base salary of $240,000 per year, a Bank furnished automobile or automobile allowance, and a bonus based on profits.  The bonus, not to exceed $250,000 annually, will equal $10,000 for each 0.1 percent that the Bank’s profits exceed 1.0 percent return on average assets plus $10,000 for each 1 percent that the Bank’s return on equity exceeds 10.0 percent.  Under the terms of the contract, if Mr. Chrietzberg is terminated other than for cause (as defined in the contract), he is entitled to severance compensation for his monthly salary plus a pro rated incentive bonus for the greater of

24 months or the remaining term of his contract (which ends in December, 2005); however, if the termination follows within twelve (12) months after a change in control transaction (as defined in the contract), he is entitled to such severance compensation for the greater of 24 months or the remainder of the term of the contract.

The following table sets forth certain information regarding the long term incentive plan provided for Mr. Chrietzberg.

	Number of Shares, Units	Performance or Other Period Until Maturation or	Estimated Future Payouts under Non-Stock Price-Based Plans
Name	or Other Rights	Payment	Threshold	Target	Maximum
	(#)		($or #)	($or #)	($or #)

Charles T. Chrietzberg, Jr	Salary Continuation Agreement	Retirement at age 65, subject to provisions for earlier payout described below	None	None	90,000/yr. lifetime

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

The Bank’s obligations under the Salary Continuation Agreement are not secured by any segregated amounts, but are informally funded by the purchase of single-premium life insurance policies.  The salary continuation expense accrued net of earnings on life insurance policies in 2004, 2003 and 2002 was $76,800, $26,300, and $0, respectively.  Based upon the current projected earnings of the insurance used to informally fund the Bank’s obligations under the Agreement, and the anticipated salary continuation expense to be booked, net of tax benefits, the Bank anticipates (based upon current tax laws and assumptions regarding the yield on alternative investment(s)) that the cost of the benefits to be provided under the agreement will not have a material adverse impact on the Bank’s net income after taxes in the future, although no assurance can be given in this regard.  The Surviving Income Agreement was terminated upon adoption of the amended Salary Continuation Agreement.

The following table sets forth certain information concerning the grant of stock options under the Corporation’s’ 1998 Amended Stock Option Plan to the named executive officer during the year ended December 31, 2004.

Option/SAR Grants in Last Fiscal Year

Name	Number of Securities Underlying Options/Sars granted (#)	Percent of total options/ SARs granted to employees in fiscal year	Exercise or base price ($/Sh)	Expiration date
Charles T. Chrietzberg, Jr.	25,000	19.08%	4.40	2/02/09
Timothy M. Leveque	60,000	45.80%	4.00	2/02/09
Bruce N. Warner	25,000	19.08%	4.00	2/02/09

The following table sets forth the number of shares of Common stock acquired by each of the named executive officers upon exercise of stock options during 2004, the net value realized upon exercise, the number of shares of Common stock represented by outstanding stock options held by each of the named executive officers as of December 31, 2004 and the value of such options based on the last transaction in 2004, which the Corporation has knowledge of, and certain information concerning unexercised options under the 1998 Amended Stock Option Plan.

Aggregated Option/Sar Exercises in Last Fiscal Year

and FY-End Options/Sar Values

	Shares Acquired on	Value	Number of Unexercised Options/SARs at FY-End(#)		Value of Unexercised in-the-Money Options/SARs at FY-End ($)
Name	Exercise (#)	Received ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Charles T. Chrietzberg, Jr.	13,310	6,921	88,000	None	None	None
Timothy M. Leveque	None	None	20,000	40,000	None	None
Bruce N. Warner	9,317	6,988	41,000	None	3,000	None

In 2004, each director received a standard fee of $500 per regular board meeting attended and $150 for each committee meeting attended.  The Chair of the Audit Committee received a fee of $300 for each committee meeting attended.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the knowledge of the management of the Company, the following shareholders own more than five percent (5%) of the outstanding common stock of the Company, its only class of voting securities.

Name and Address	Amount and Nature of Beneficial Ownership		Percent of Class
Charles T. Chrietzberg, Jr.	768,874	(1)	45.33
P.O. Box 1344
Carmel, CA 93921

(1)                Includes 88,000 shares subject to employee stock options and 18,414 shares held beneficially for Mr. Chrietzberg and Mrs. Chrietzberg in Individual Retirement Accounts where voting power is shared with the custodian of the account.  316,000 shares of the Common stock owned by Mr. Chrietzberg are pledged to secure a loan from an unaffiliated bank.

The following table sets forth similar information regarding the beneficial ownership, both by numerical holding and percentage interest of each of the Company’s directors and all of its directors and executive officers as a group.  All addresses are in care of the Corporation at 601 Munras Ave. Monterey, CA  93940.

Name	Amount and Nature of Beneficial Ownership		Percent of Class	Shares Subject to Purchase Options	Percent of Class without Option Shares
Charles T. Chrietzberg, Jr.	743,874	(1)(2)(3)	45.33%	88,000	42.34%
Sandra G. Chrietzberg	743,874	(2)(3)	45.33%	88,000	42.34%
Peter J. Coniglio	80,355	(4)(5)	4.92%	25,274	3.43%
Carla S. Hudson	39,898	(6)	2.45%	26,767	0.68%
John M. Lotz	0		0.00%	0	0.00%
John M. Lotz	8,000		0.65%	8,000	0.00%
All Directors and Executive Officers as a group	1,066,681	(7)	57.51%	245,161	51.01%

(1)                                  Includes 88,000 shares subject to his employee stock options.  316,000 shares of the Common stock owned by Mr. Chrietzberg are pledged to secure a loan from an unaffiliated bank. Should he default under such credit, the shares could be acquired by the lender, or sold pursuant to applicable terms of the Uniform Commercial Code, in a transaction that could result in a change of control of the Corporation.  Such transaction may require approval under provisions of Federal and California change in bank control laws.

(2)                                  The shares include an aggregate of 18,414 shares held beneficially by Mr. Chrietzberg and Mrs. Chrietzberg in Individual Retirement Accounts, where voting power is also shared with the custodian of the account.

(3)                                  Includes shares of spouse pursuant to California’s community property laws.

(4)                                  Sole voting power.

(5)                                  Includes 25,241 shares subject to the respective director’s stock options.  Of the remaining shares 20,131 are held by Mr. Coniglio, 26,530 are held in a family trust controlled by Mr. Coniglio, as to which he has sole voting and investment power, while 8,453 shares are held by Hudson, Martin, Ferrante & Street, a partnership of which Mr. Coniglio is the managing partner, with voting and investment power.

(6)                                  Includes 21,214 shares subject to the respective director’s stock options.  The remaining shares are held jointly with family members, other than 1,610 shares held in a corporate pension, as to which Ms. Hudson has voting and investment power.

(7)                                  Includes 166,541 shares held by executive officers who are not also directors, 101,000 shares are subject to employee stock options.

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

	Maximum			Outstanding as of December 31, 2004
Name	Amount		Percent of Equity Capital	Amount		Percent of Equity Capital
Peter J. Coniglio	1,104,600	(1)	17.23%	1,063,900	(1)	14.53%
Carla S. Hudson	176,100	(2)	2.75%	139,900	(2)	1.91%
John M. Lotz	4,100		0.04%	4,100		0.04%

Directors, Principal Shareholder, and Officers as a Group (7 in number)	1,284,800		20.14%	1,207,900		16.50%

(1)                                  Included in the extensions of credit to Mr. Coniglio is a loan to the Coniglio Family Partnership, which had an outstanding balance of $1,028,700 on December 31, 2004.

(2)                                  The extension of credit to Ms. Hudson is a loan to a corporation which is a related party.

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
Filed as exhibit to Form 10KSB dated December 31, 1995.
(2) Lease agreement Carmel By The Sea Office
Filed as exhibit to Form 10KSB dated December 31, 2002.
(3) Lease agreement 321 Webster Street, Monterey, CA 93924
10 (ii) A	(1) Employment Contract of Charles T. Chrietzberg, Jr., dated January 1, 2005
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
(4) Amendment to the Salary Continuation Agreement Dated December 31, 1993
Filed as exhibit to Form 10KSB dated December 31, 1999.
(5) Life Insurance Endorsement Method Split Dollar Plan Agreement
Filed as exhibit to Form 10KSB dated December 31, 1999.
(6)Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement Dated January 5, 2000
Filed as exhibit to Form 10KSB dated December 31, 2001
(7)Amendment to the Life Insurance Endorsement Method Split Dollar Plan
Filed as exhibit to Form 10KSB dated December 31, 2001
(8)Amendment to the Salary Continuation Agreement Dated December 31, 1993.
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

B.                                     REPORTS

None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

Audit Fees. Aggregate fees billed by Hutchinson and Bloodgood for professional services rendered in connection with the audit of the Bank’s annual financial statements for the fiscal year ended December 31, 2004 and for the required review of the Bank’s financial statements included in its Form 10-QSB’s for that same year totaled $58,000.

Financial Information System Design and Implementation Fees. No fees were paid to Hutchinson and Bloodgood for financial information system design and implementation services rendered for the 2004 fiscal year.

All Other Fees. $3,100 was paid to Hutchinson & Bloodgood for all tax services rendered for the 2004 fiscal year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN CALIFORNIA BANCORP, INC.

Date: March 17, 2005	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chief Executive Officer
and President

Date: March 17, 2005	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer
and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Charles T. Chrietzberg, Jr		March 17, 2005
 Charles T. Chrietzberg, Jr.

Director

/s/ Sandra G. Chrietzberg		March 17, 2005
Sandra G. Chrietzberg	Director

/s/ Peter J. Coniglio		March 17, 2005
Peter J. Coniglio	Director

/s/ Carla S. Hudson		March 17, 2005
Carla S. Hudson	Director

/s/ John M. Lotz		March 17, 2005
John M. Lotz	Director

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

Years Ended December 31, 2004 and 2003

Independent Auditors’ Report

To the Board of Directors

Northern California Bancorp, Inc.

Monterey, California

We have audited the accompanying consolidated balance sheets of Northern California Bancorp, Inc. and its wholly owned subsidiary, Monterey County Bank, as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern California Bancorp, Inc. and its wholly owned subsidiary, as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Watsonville, California

February 15, 2005

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
ASSETS

Cash and due from banks	$5,614,000	$4,798,100
Federal funds sold	11,195,000	12,395,000
Total cash and cash equivalents	16,809,000	17,193,100
Trading assets	803,700	163,300
Investment securities available for sale	6,834,900	6,075,500
Investment securities held to maturity, at cost (fair value approximates $6,299,700)	6,219,100	—
Other investments	1,813,500	1,667,500
Loans held for sale	4,539,500	2,347,800
Loans, net of allowance for loan losses of $963,000 in 2004; $774,800 in 2003	90,496,300	74,560,600
Bank premises and equipment, net	2,217,600	2,197,700
Cash surrender value of life insurance	2,391,900	2,251,000
Interest receivable and other assets	1,913,800	1,415,500

Total assets	$134,039,300	$107,872,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non interest-bearing demand	$22,840,000	$17,859,800
Interest-bearing demand	16,787,900	16,454,500
Savings	6,792,800	8,444,900
Time in denominations of $100,000 or more	26,574,700	16,132,100
Time less than $100,000	24,267,800	19,241,100

Total deposits	97,263,200	78,132,400

Federal Home Loan Bank borrowed funds	19,650,000	13,750,000
Junior subordinated debt securities	8,248,000	8,248,000
Interest payable and other liabilities	1,557,000	1,331,100

Total liabilities	126,718,200	101,461,500

Commitments and contingencies (Note 12)

Shareholders’ equity
Common stock, no stated par value, authorized: 2,500,000 shares, issued and outstanding: 1,608,019 and 1,566,658 shares at December 31, 2004 and 2003, respectively	4,719,900	4,630,900
Retained earnings	2,525,600	1,725,700
Accumulated other comprehensive income	75,600	53,900

Total shareholders’ equity	7,321,100	6,410,500

Total liabilities and shareholders’ equity	$134,039,300	$107,872,000

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002

Interest income
Loans	$6,756,100	$5,173,400	$4,365,300
Time deposits with other financial institutions	—	—	2,900
Investment securities	457,500	299,400	416,900
Federal funds sold	141,300	96,700	114,800
Total interest income	7,354,900	5,569,500	4,899,900

Interest expense
Interest-bearing transaction accounts	64,400	49,300	94,500
Savings and time deposit accounts	791,300	680,200	869,000
Time deposits in denominations of $100,000 or more	561,600	510,500	610,400
Notes payable and other	1,017,900	680,500	373,800
Total interest expense	2,435,200	1,920,500	1,947,700

Net interest income	4,919,700	3,649,000	2,952,200
Provision for loan losses	185,000	155,000	117,000
Net interest income, after provision for loan losses	4,734,700	3,494,000	2,835,200

Other income
Service charges on deposit accounts	516,500	505,700	508,100
Income from sales and servicing of Small Business Administration loans	716,400	660,600	526,000
Other income	988,900	1,237,000	746,900
Total other income	2,221,800	2,403,300	1,781,000

Operating expense
Salaries and employee benefits	3,003,600	2,566,000	2,200,500
Occupancy and equipment expense	596,700	510,700	372,300
Professional fees	113,500	89,100	84,200
Data processing	363,900	357,100	364,000
Other general and administrative	1,033,000	876,100	732,600
Total operating expenses	5,110,700	4,399,000	3,753,600

Income before tax provision	1,845,800	1,498,300	862,600
Income tax provision	780,600	658,500	354,000

Net income	$1,065,200	$839,800	$508,600

Earnings per common share

Basic	$0.68	$0.55	$0.34

Diluted	$0.56	$0.47	$0.29

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003, and 2002

	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Compre- hensive Income	Total

Balance at December 31, 2001	1,328,207	$4,040,600	$1,038,000	$8,300	$5,086,900

Comprehensive income:
Net income for the year	—	—	508,600	—	508,600
Change in net unrealized gain on securities and other assets net of tax effects	—	—	—	9,300	9,300
Total comprehensive income					517,900

10% common stock dividend	135,637	406,900	(407,400)	—	(500)
Repurchase of common stock	(774)	(2,300)	—	—	(2,300)
Exercise of stock options	30,746	55,200	—	—	55,200
Repurchase of stock options	—	—	(18,300)	—	(18,300)

Balance at December 31, 2002	1,493,816	4,500,400	1,120,900	17,600	5,638,900

Comprehensive income:
Net income for the year	—	—	839,800	—	839,800
Change in net unrealized gain on securities and other assets net of tax effects	—	—	—	36,300	36,300
Total comprehensive income					876,100

$.15 per share cash dividend	—	—	(235,000)	—	(235,000)
Exercise of stock options	78,210	152,000	—	—	152,000
Repurchase of common stock	(5,368)	(21,500)	—	—	(21,500)

Balance at December 31, 2003	1,566,658	4,630,900	1,725,700	53,900	6,410,500

Comprehensive income:
Net income for the year	—	—	1,065,200	—	1,065,200
Change in net unrealized gain on securities and other assets net of tax effects	—	—	—	21,700	21,700
Total comprehensive income					1,086,900

$.165 per share cash dividend	—	—	(265,300)	—	(265,300)
Exercise of stock options	41,361	89,000	—	—	89,000

Balance at December 31, 2004	1,608,019	$4,719,900	$2,525,600	$75,600	$7,321,100

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,065,200	$839,800	$508,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	208,500	169,800	120,700
Realized gain on sales of available-for-sale securities, net	(50,600)	(21,300)	(163,300)
Amortization of deferred loan costs	126,300	108,500	71,400
Amortization (accretion) of discounts and premiums on investment securities	28,100	85,400	(11,800)
(Gain) loss on sale of equipment	(2,100)	100	2,900
Provision for loan losses	185,000	155,000	117,000
(Increase) decrease in trading assets	(640,400)	(81,100)	90,800
Increase in interest receivable	(175,300)	(78,600)	(700)
Increase in other assets	(388,600)	(154,600)	(207,200)
(Increase) decrease in deferred tax asset	(75,900)	104,900	18,900
Increase (decrease) in interest payable	24,100	(9,300)	(160,800)
Increase in other liabilities	201,800	238,600	147,000
Increase in loans held for sale	(2,191,700)	(1,365,300)	(376,900)
Net cash provided (used) by operating activities	(1,685,600)	(8,100)	156,600

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in time deposits	—	—	100,000
Proceeds from maturity of investment securities	8,557,800	2,974,400	15,024,000
Purchase of investments	(15,643,400)	(3,607,000)	(11,639,400)
Net (increase) decrease in loans	(5,203,700)	(3,003,700)	3,155,800
Loan purchases	(11,043,300)	(12,546,000)	(10,650,500)
Proceeds from sale of equipment	3,200	1,900	3,000
Additions to bank premises and equipment	(223,600)	(122,800)	(565,600)
Net cash used by investing activities	(23,553,000)	(16,303,200)	(4,572,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	19,130,800	10,516,000	(716,000)
Proceeds from borrowings	13,900,000	11,248,000	6,750,000
Repayments of borrowings	(8,000,000)	(1,172,200)	(27,800)
Proceeds from exercise of stock options	89,000	152,000	55,200
Repurchase of common stock and stock options	—	(21,500)	(20,600)
Cash dividends paid on common stock	(265,300)	(235,000)	(500)
Net cash provided by financing activities	24,854,500	20,487,300	6,040,300

Net increase (decrease) in cash and cash equivalents	(384,100)	4,176,000	1,624,200

CASH AND CASH EQUIVALENTS, BEGINNING	17,193,100	13,017,100	11,392,900

CASH AND CASH EQUIVALENTS, ENDING	$16,809,000	$17,193,100	$13,017,100

OTHER CASH FLOW INFORMATION

Interest paid	$2,411,500	$1,738,100	$2,108,600

Income taxes paid	$815,400	$363,000	$353,200

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2004 and 2003

Note 1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Northern California Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Monterey County Bank (the “Bank”).  All significant inter-company balances and transactions have been eliminated in consolidation.

The Corporation determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States of America. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Corporation consolidates voting interest entities in which it has all, or at least a majority of, the voting interest.  As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity.  A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.  The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE.  The Corporation’s wholly owned subsidiaries, Northern California Bancorp, Inc. Trust I and Northern California Bancorp, Inc. Trust II, are VIEs for which the Corporation is not the primary beneficiary.  Accordingly, the accounts of these entities are not included in the Corporation’s consolidated financial statements at December 31, 2004.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and Federal funds sold on a daily basis.

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

Income Taxes

Deferred income taxes are recognized for estimated future tax effects attributable to income tax carry forwards as well as temporary differences between income tax and financial reporting purposes. Valuation allowances are established when necessary to reduce the deferred tax asset to the amount expected to be realized.  Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes.

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

Stock Option Plan

Under the Corporation’s Stock Option Plan, the Bank may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and it’s subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive Stock Options may be granted at prices not lower than 100% of the fair market value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  Non-qualified stock options may be granted at prices not lower than 85% of the fair market value of the common stock on the date of grant.  The Board of Directors is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.  Under the Plan, 379,071 shares of common stock have been reserved for the granting of these options.  At December 31, 2004, 318,717 options were outstanding.  During 2004, 138,500 options were granted, and 41,361 options were exercised by officers, employees, and board members.

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

Had compensation cost for the Corporation’s stock-based compensation plan been determined based on the fair value at the grant date for awards under the plan consistent with the method prescribed by SFAS No. 123 as amended by SFAS 148, the Corporation’s net income and earnings per share would have been adjusted by the compensation cost net of taxes to the pro forma amounts indicated below:

	2004	2003	2002
Net income:
As reported	$1,065,200	$839,800	$508,600
Pro forma	$962,500	$809,900	$470,200

Compensation cost, net of taxes	$102,700	$29,900	$38,400

Basic earnings per share:
As reported	$0.68	$0.55	$0.34
Pro forma	$0.61	$0.53	$0.32

Diluted earnings per share:
As reported	$0.56	$0.47	$0.29
Pro forma	$0.50	$0.45	$0.27

The fair value of these options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003, and 2002: risk-free interest rate of 4.8%, 5.1%, and 4.5%, respectively; dividend yield of 1.0%, 1.7%, and 0%, respectively; expected option life of 8 years, 5.4 years, and 5.6 years, respectively ; and volatility of 20%, 20%, and 30%, respectively.

Earnings per share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method.  The weighted average number of shares used in the computation of basic earnings per share was 1,576,589 for 2004, 1,528,268 for 2003, and $1,483,489 for 2002.  The weighted average number of shares used in the computation of earnings per share assuming dilution of stock options was 1,919,512 for 2004, 1,796,859 for 2003, and 1,744,081 for 2002.  The Corporation paid cash dividends of $.165 and $.15 per share in 2004 and 2003, respectively and issued a 10% stock dividend in 2002.

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

In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), which revised the January 2003, Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.  The revision clarifies how variable interest entities should be identified and evaluated for consolidation purposes. The Company adopted FIN 46R as of December 31, 2003.  The adoption of FIN 46R did not have a material impact on the Company’s consolidated Financial statements.

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality.  SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected.  To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received.   However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Management does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial statements.

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

In March 2004, Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 105 (“SAB 105”) was issued, which provides guidance regarding loan commitments that are accounted for as derivative instruments under FASB No. 133 (as amended), Accounting for Derivative Instruments and Hedging Activities. In this Bulletin, the SEC ruled that the amount of the expected servicing rights should not be included when determining the fair value of derivative interest rate lock commitments.  This guidance must be applied to rate locks initiated after March 31, 2004. The adoption of SAB 105 did not have a material impact on the Company’s consolidated financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary impairment and its Application to Certain Investments (“EITF 03-1”), as applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and equity securities that are accounted for using the cost method specified in Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 provides guidance in determining whether an impairment is other than temporary. The new guidance in EITF 03-01 is effective for reporting periods beginning after June 15, 2004.  Management does not expect the adoption of EITF 03-01 to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123-R (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123-R supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. This statement requires the fair value of all share-based payments to employees (i.e., stock options) be recognized in the statement of income. SFAS No. 123-R is effective for the Bank beginning on January 1, 2006. The Bank expects to adopt SFAS No. 123-R using the modified prospective method, which requires the recognition of expense over the remaining vesting period for the portion of awards not fully vested as of December 31, 2005.

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

The components of other comprehensive income and related tax effects for the years ended December 31, are as follows:

	2004	2003	2002
Unrealized holding gains on available for sale securities and other assets, net	$39,300	$66,100	$16,900
Tax effect	(17,600)	(29,800)	(7,600)

Net-of-tax amount	$21,700	$36,300	$9,300

The components of accumulated other comprehensive income and related tax effects are as follows:

	2004	2003
Unrealized holding losses on available for sale securities	$(19,300)	$(8,000)
Unrealized holding gains on available for sale asset strip receivable	156,700	106,100
Tax effect	(61,800)	(44,200)

Net-of-tax amount	$75,600	$53,900

Advertising Costs

Advertising costs are charged to operations when incurred.  The amount expensed for advertising as of December 31, 2004, 2003, and 2002 was $127,300, $113,500, and $100,200, respectively.

Reclassification

Certain amounts have been reclassified in the 2003 and 2002 financial statements to conform to the 2004 presentation.

Note 2.          CASH AND DUE FROM BANKS

The Corporation is required to maintain aggregate reserves (in the form of cash and deposits with the Federal Reserve Bank) to satisfy federal regulatory requirements.  At December 2004 and 2003, these reserve balances amounted to $766,000 and $517,000, respectively.

Note 3.          TRADING ASSETS

At December 31, 2004 and 2003, trading assets, at fair value, consisted of marketable equity securities in the amount of $803,700 and $163,300, respectively.

Note 4.          INVESTMENT SECURITIES AND OTHER INVESTMENTS

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
	December 31, 2004
Securities Available for Sale
GNMA - Mortgage Backed Securities	$1,399,900	$(22,800)	$1,377,100
Government Agency Securities	4,704,300	1,800	4,706,100
Corporate Debt Securities	750,000	1,700	751,700

Total securities available for sale	$6,854,200	$(19,300)	$6,834,900

Securities Held to Maturity
State/Local Agency Securities	$6,219,100	$80,600	$6,299,700

Other Investments, at cost
AT Services LLC	$202,000	$—	$202,000
Federal Home Loan Bank stock, restricted	923,600	—	923,600
Northern California Bancorp, Inc. Trust I	93,000	—	93,000
Northern California Bancorp, Inc. Trust II	155,000	—	155,000
Pacific Coast Banker’s Bank Stock	439,900	—	439,900

Total other investments	$1,813,500	$—	$1,813,500

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
	December 31, 2003
Securities Available for Sale
GNMA - Mortgage Backed Securities	$2,293,500	$(47,400)	$2,246,100
Government Agency Securities	2,000,700	(12,800)	1,987,900
Corporate Debt Securities	1,789,300	52,200	1,841,500

Total securities available for sale	$6,083,500	$(8,000)	$6,075,500

Other Investments, at cost
AT Services LLC	$202,000	$—	$202,000
Mission Valley Bank	25,000	—	25,000
Federal Home Loan Bank stock, restricted	752,600	—	752,600
Northern California Bancorp, Inc. Trust I	93,000	—	93,000
Northern California Bancorp, Inc. Trust II	155,000	—	155,000
Pacific Coast Banker’s Bank Stock	439,900	—	439,900

Total other investments	$1,667,500	$—	$1,667,500

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2004 are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	FairValue

Due after one to five years	$2,704,300	$2,703,500
Due after five to ten years	2,750,000	2,754,300
GNMA - Mortgage Backed Securities	1,399,900	1,377,100

	$6,854,200	$6,834,900

	Held to Maturity
	Amortized Cost	Fair Value

Due after ten years	$6,219,100	$6,299,700

Proceeds from maturity and sales of investment securities during 2004 and 2003, respectively, were $8,557,800 and $2,974,400.  Realized gains during 2004 and 2003, respectively, were $50,600 and $21,300.

As a member of the Federal Home Loan Bank (FHLB) system, the Bank is required to maintain an investment in FHLB stock in an amount equal to the greater of 1% of its outstanding mortgage loans or 5% of advances from the FHLB. As of December 31, 2004 and 2003, the Bank had advances from the FHLB totaling $19,650,000 and $13,750,000, respectively. No ready market exists for FHLB stock, and it has no quoted market value. FHLB stock is evaluated for impairment based on an estimate of the ultimate recoverability of par value.

Information pertaining to securities with gross unrealized losses at December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months
	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
GNMA - Mortgage Backed Securities	$22,800	$1,377,100

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

On December 31, 2004, 1 security has an unrealized loss with aggregate depreciation of 1.6% from the Bank’s amortized cost basis. The unrealized loss relates to a mortgage backed security issued by federally sponsored agencies, which are fully secured by conforming residential loans. Since the Bank has the ability to hold this security until estimated maturity, no decline is deemed to be other than temporary.

Note 5.          SALES AND SERVICING OF SBA LOANS

A summary of the activity of SBA loans follows:

	2004	2003	2002

SBA loans originated	$15,844,000	$8,882,900	$5,916,900

SBA loans sold	$4,669,100	$4,994,100	$4,689,300

A summary of income from SBA loans sold is as follows:

	2004	2003	2002

Income from premiums	$412,400	$440,000	$332,800
Income from servicing	304,000	220,600	193,200

Total SBA sales and servicing income	$716,400	$660,600	$526,000

Note 6.          LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of loan balances follows:

	2004	2003

Commercial and industrial	$19,314,300	$16,869,700
Construction	7,372,500	5,379,100
Real estate, mortgage	64,339,200	52,698,400
Installment	622,000	523,600
Government guaranteed loans purchased	51,400	57,600
	91,699,400	75,528,400
Allowance for loan losses	(963,000)	(774,800)
Deferred origination fees, net	(240,100)	(193,000)

Loans, net	$90,496,300	$74,560,600

An analysis of the allowance for loan losses follows:

	2004	2003	2002

Beginning balance	$774,800	$636,900	$566,300
Recoveries	3,200	1,300	13,300
Loans charged off	—	(18,400)	(59,700)
Provision for loan losses	185,000	155,000	117,000

Ending balance	$963,000	$774,800	$636,900

As of December 31, 2004 and 2003 the recorded investment in impaired loans totaled $42,600 and $927,200 with corresponding valuation allowances of $19,900 and $88,300, respectively.  No additional amounts are committed to be advanced in connection with impaired loans.

During the years ended December 31, 2004, 2003, and 2002 the average recorded investment in impaired loans amounted to approximately $617,100, $705,000, and $1,218,500, respectively.  Non-accrual loans totaled $42,600 and $39,400 at December 31, 2004 and 2003, respectively.  If interest on non-accrual loans had been accrued, such income would have approximated $8,200, $3,100, and $3,000 for 2004, 2003, and 2002, respectively.

As of December 31, 2004 and 2003, there were no loans past due ninety days or more and still accruing interest.

Note 7.          BANKING PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of banking premises and equipment and their estimated useful lives follows:

	2004	2003	Useful Lives

Land	$711,725	$711,725
Building	203,675	203,675	40 years
Building improvements	466,100	446,200	40 years
Leasehold improvements	826,700	803,500	Lease term
Furniture and equipment	1,594,700	1,653,100	3-8 years
	3,802,900	3,818,200
Accumulated depreciation	(1,585,300)	(1,620,500)

	$2,217,600	$2,197,700

Depreciation expense of $202,600, $166,800, and $120,700 was included in occupancy and equipment expense for the years ended December 31, 2004, 2003, and 2002, respectively.

Note 8.          DEPOSITS

At December 31, 2004, the scheduled maturities of time deposits are as follows:

2005	$26,827,600
2006	13,076,300
2007	8,903,600
2008	582,400
2009	1,103,100
Thereafter	349,500

$50,842,500

Note 9.          JUNIOR SUBORDINATED DEBT SECURITIES

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

During the years ended December 31, 2004 and 2003 interest expense on Junior Subordinated Debentures totaled $372,500 and $130,900, respectively.  The amortization of the issuance cost totaled $5,700 and $3,000 during the years ended December 31, 2004 and 2003, respectively.

Note 10.   FUNDING SOURCES

The Bank has lines of credit from the Federal Home Loan Bank of San Francisco and Pacific Coast Bankers’ Bank with available borrowing capacity on December 31, 2004 of $2,339,300 and $4,500,000, respectively.  The Federal Home Loan Bank line of credit has a maximum borrowing capacity of twenty five percent (25%) of the Bank’s total assets, adjusted quarterly.  The Federal Home Loan Bank line of credit is secured by certain of the Bank’s real estate secured loans and securities at December 31, 2004 the total principal balances of pledged loans was $28,545,200 and securities of $5,327,800.  The following table provides information on nine (9) advances totaling $19,650,000 outstanding at December 31, 2004.

Advance Amount	Fixed Interest Rate	Funding Date	Maturity Date
1,000,000	6.86%	8/10/00	8/10/05
3,900,000	2.83%	10/29/02	10/31/05
1,000,000	2.54%	2/4/03	2/6/06
1,000,000	1.77%	3/9/04	3/9/06
2,750,000	3.44%	9/27/02	9/27/07
1,000,000	7.72%	6/1/00	6/3/30
4,000,000	5.96%	8/2/04	7/28/34
5,000,000	5.63%	12/24/04	12/22/34

The Pacific Coast Bankers’ Bank line of credit is unsecured.  The Bank did not utilize any overnight borrowings in 2004, 2003 or 2002.

The Bank has a $105,000 letter of credit issued by the Federal Home Loan Bank of San Francisco to secure the uninsured portion of local agency deposits maintained with the Bank.  The letter of credit matures April 17, 2006.

Note 11.   INCOME TAXES

Allocation of federal and California income taxes between current and deferred portions is as follows:

	2004	2003	2002
Current tax provision:
Federal	$619,800	$410,800	$244,800
California	236,700	142,800	90,300

	856,500	553,600	335,100

Deferred tax provision (benefit):
Federal	(146,700)	61,900	(18,600)
California	(36,200)	(8,600)	(8,900)
Increase in valuation allowance	107,000	51,600	46,400

	(75,900)	104,900	18,900

	$780,600	$658,500	$354,000

The differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2004	2003	2002

Statutory federal tax rate	34.00%	34.00%	34.00%
California taxes, net of federal tax benefit	7.20	7.20	7.20
Other, net	1.10	2.74	(0.16)

Effective tax rates	42.30%	43.94%	41.04%

In addition, the Corporation has applied all unused general business tax credit carryforwards for financial reporting and income tax purposes.

The components of the net deferred tax asset, included in other assets, are as follows:

	2004	2003
Deferred tax asset
Federal	$480,100	$363,200
California	131,200	105,100

Total deferred tax asset	611,300	468,300
Valuation allowance	(335,000)	(228,000)

Net deferred tax asset	$276,300	$240,300

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

	2004	2003
Deferred tax assets (liabilities)
Net unrealized gain and loss on securities	$(70,400)	$(30,500)
California franchise tax	121,800	73,500
Allowance for loan losses	391,000	299,700
Accrued salary continuation liability	281,400	228,000
Depreciation	(112,500)	(102,400)

Total deferred tax asset	611,300	468,300
Valuation allowance	(335,000)	(228,000)

Net deferred tax asset	$276,300	$240,300

The Bank establishes a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Note 12.   COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding commitments and contingencies that are not reflected in the consolidated financial statements.

Operating lease commitments

The Bank leases its branch offices in Carmel By-The-Sea, Carmel Valley, and Pacific Grove.  The Carmel By-The-Sea office has a five and one half year lease with four, five year options and commenced in April 2002.  The Carmel building has a twenty-five year lease which commenced in March 1981 and may be adjusted annually for changes in the Consumer Price Index.  The Pacific Grove building has a five-year lease with five, five-year options and commenced in April 1997.  The Bank leases approximately 1,000 square feet at 321 Webster Street, Monterey, CA.  The 321 Webster Street lease has a term of three years commencing September 2000, with a three-year option.  The Bank also leases approximately 1500 square feet for a Loan Production Office at 301 Webster Street, Monterey, CA.  The Webster Street lease has a term of two years two months commencing July 2004, with a five-year option.   The Bank also leases certain equipment used in the normal course of business.

Rent expense for operating leases is included in occupancy and equipment expense and amounted to approximately $275,200, $270,800, and $170,400 in 2004, 2003, and 2002, respectively.

Effective April 1, 2000, the Bank entered into a 5 year sublease agreement to rent one of the units in the Carmel Valley branch.  Sublease rental income for the years ending 2004, 2003 and 2002 was approximately $37,400, $39,300, and $36,700, respectively.

Effective July 1, 2002, the Bank entered into a 5 year and 3 months sublease agreement to rent one of the units in the Carmel-By-The-Sea branch.  Sublease rental income for the year ending 2004 and 2003 was approximately $37,200 and $39,300; no sublease rental income was collected in 2002.

Future minimum rental commitments for all non-cancelable operating leases are as follows:

Year Ending December 31	Minimum Lease Commitments	Sublease Income	Net Lease Commitments
2005	$275,600	$47,100	$228,500
2006	170,500	38,300	132,200
2007	74,100	28,800	45,300

	$520,200	$114,200	$406,000

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

At December 31, 2004 and 2003, such commitments to extend credit were approximately $23,971,400 and $12,413,700, respectively, of undisbursed lines of credit, undisbursed loans in process, and commitment letters.

Note 13.   CONCENTRATION OF RISK

The Bank grants commercial, real estate and installment loans to businesses and individuals primarily in the Monterey Peninsula area of Northern California.  Most loans are secured by business assets, and commercial and residential real estate. Real estate and construction loans held for investment represented 74% of total loans held for investment at December 31, 2004 and 2003.  The Bank has no concentration of loans with any one customer.  The Bank does have concentrations of loans in the real estate and accommodation and food services industries.  Loans held for investment in the real estate industry represented 31% of total loans held for investment at December 31, 2004 and 2003.  Loans held for investment in the accommodation and food services industry represented 24% and 29% of total loans held for investment at December 31, 2004 and 2003, respectively.

Note 14.   OTHER INCOME AND OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other income for the years ended December 31, 2004, 2003, and 2002 totaled $988,900, $1,237,000, and $746,900, respectively.  Significant categories comprising other income in the years ending December 31, 2004, 2003, and 2002 were net merchant discount fees of $338,400, $376,400, and $327,700, commercial banking broker fees of $274,000, $539,400, and $191,500, life insurance cash surrender value earnings of $65,200, $89,700, and $122,200, and credit card marketing program income of $120,000, $49,100 and $10,100.

Other general and administrative expenses for the years ended December 31, 2004, 2003, and 2002 totaled $1,033,000, $876,100, and $732,600, respectively.

Significant categories comprising other general and administrative expenses in the years ending December 31, 2004, 2003, and 2002 were advertising of $127,300, $113,500, and $100,200, and insurance of  $106,400, $84,100, and $50,200.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2004 and 2003, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action Provisions.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.  There are no conditions or events since the notification that management believes have changed the Bank’s category.  The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2004 and 2003 are also presented in the tables.

December 31, 2004

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(All dollars in thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$15,914	15.3%	$8,204	8.0%	N/A	N/A
Monterey County Bank	13,189	12.5%	8,492	8.0%	$10,615	10.0%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	8,781	8.6%	4,102	4.0%	N/A	N/A
Monterey County Bank	12,226	11.5%	4,246	4.0%	6,369	6.0%

Tier 1 Capital to Average Assets:
Consolidated	8,781	7.3%	4,840	4.0%	N/A	N/A
Monterey County Bank	12,226	9.7%	5,068	4.0%	6,334	5.0%

December 31, 2003

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(All dollars in thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$15,003	17.3%	$6,964	8.0%	N/A	N/A
Monterey County Bank	11,882	13.7%	6,920	8.0%	$8,649	10.0%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	7,784	9.0%	3,482	4.0%	N/A	N/A
Monterey County Bank	11,107	12.8%	3,460	4.0%	5,190	6.0%

Tier 1 Capital to Average Assets:
Consolidated	7,784	8.2%	3,816	4.0%	N/A	N/A
Monterey County Bank	11,107	11.7%	3,784	4.0%	4,730	5.0%

Note 16.   STOCK OPTIONS AND STOCK DIVIDENDS

At December 31, 2004, options for the purchase of 318,717 shares of the Corporation’s common stock were outstanding and exercisable at prices ranging from $1.71-$4.40.  The status of all optioned shares is as follows:

	Shares	Exercise Price Range	Weighted Average Remaining Contractual Life

Outstanding at December 31, 1999	159,115	$2.07 - $2.48	4.3 Years

Granted	49,500	$2.73 - $3.00
Increase due to stock dividend	18,899	$1.88 - $3.00
Cancelled	(19,623)	$2.07 - $2.48

Outstanding at December 31, 2000	207,891	$2.07 - $2.48	3.7 Years

Increase due to stock dividend	18,472	$1.71 - $2.73
Cancelled	(23,183)	$2.07 - $2.48

Outstanding at December 31, 2001	203,180	$1.71 - $2.73	2.4 Years

Granted	81,000	$3.00 - $3.30
Increase due to stock dividend	22,101	$1.55 - $3.00
Exercised	(30,746)	$1.71 - $1.88
Cancelled	(32,405)	$1.88 - $2.48

Outstanding at December 31, 2002	243,130	$1.55 - $3.00	3.2 Years

Granted	63,000	$3.00 - $3.30
Exercised	(78,210)	$1.55 - $2.05
Cancelled	(6,342)	$1.86

Outstanding at December 31, 2003	221,578	$1.55 - $3.30	3.8 Years

Granted	138,500	$4.00 - $4.40
Exercised	(41,361)	$1.55 - $2.48

Outstanding at December 31, 2004	318,717	$2.75 - $4.40	5.1 Years

The weighted average exercise price was $2.15, $1.84, and $1.88 for the years ending December 31, 2004, 2003, and 2002 respectively.  The weighted average fair value of options granted during the years ending December 31, 2004, 2003, and 2002 were $2.89, $2.40, and $2.45, respectively.  All but 40,000 of the options are exercisable as of December 31, 2004.

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

Aggregate loan transactions with related parties are approximately as follows:

Balance as of December 31, 2002	$1,472,700
New loans	173,300
Repayments	(111,200)

Balance as of December 31, 2003	1,534,800
Loan reclassified to non-related	(250,000)
Repayments	(76,900)

Balance as of December 31, 2004	$1,207,900

Related party deposits totaled approximately $189,300 and $265,700 at December 31, 2004 and 2003, respectively.

Note 18.   EMPLOYEE BENEFIT PLANS

During 1995, the Corporation established an employee stock ownership plan (ESOP) to invest in the Corporation’s common stock for the benefit of eligible employees.  The Board of Directors determines the Corporation’s contribution to the plan.  Shares in the plan generally vest after seven years.  The Corporation did not contribute to the ESOP trust in 2004, 2003, or 2002.  There were no shares in the plan as of December 31, 2004.

The Bank has a salary reduction plan under Section 401(k) of the Internal Revenue Code.  The plan covers substantially all full-time employees who have completed one year of service with the Bank.  Employees are allowed to defer up to 15% of their compensation subject to certain limits based on federal tax laws.  Under the provisions of the plan, the Bank’s contribution policy is discretionary.  The Bank initiated a matching contribution in 2001 of 100% of each employee’s contribution up to 6% of the employee’s compensation.  The Bank’s matching contributions in 2004, 2003, and 2002 totaled $87,200, $71,800, and $65,800, respectively.

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

Note 20.   RESTRICTION ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation.  The total amount of dividends which may be paid at any date is generally limited to the lesser of: (i) retained earnings; or (ii) the Bank’s net income for its last three fiscal years (less any distributions to the stockholders made during such period), and loan or advances are limited to 25% of the Bank’s primary capital plus the allowance for loan losses on a secured basis and 15% on an unsecured basis.

Note 21.   SALARY CONTINUATION PLAN

The Corporation has established salary continuation plans, which provide for payments to a certain officer at the age of retirement.  Included in other liabilities at December 31, 2004 and 2003, respectively, is $627,600 and $508,500 of deferred compensation related to the continuation plans.  The plans are funded through life insurance policies that generate value to fund the future benefits.

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments as of December 31, 2004 and 2003 are as follows:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$16,809,000	$16,809,000	$17,193,100	$17,193,100
Trading assets	803,700	803,700	163,300	163,300
Securities, available for sale	6,834,900	6,834,900	6,075,500	6,075,500
Securities, held to maturity	6,219,100	6,299,700	—	—
Other investments	1,813,500	1,813,500	1,667,500	1,667,500
Loans, held for sale	4,539,500	4,539,500	2,347,800	2,347,800
Loans, net	90,496,300	90,456,100	74,560,600	75,907,900
Accrued interest receivable	565,100	565,100	392,100	392,100

Financial Liabilities:
Deposits	97,263,200	97,268,800	78,132,400	78,374,300
Long-term debt	27,898,000	27,904,800	21,998,000	22,024,800
Accrued interest payable	380,800	380,800	357,000	357,000

Note 23.   NORTHERN CALIFORNIA BANCORP, INC. (PARENT CORPORATION ONLY)

The following are the financial statements of Northern California Bancorp, Inc. (Parent Corporation only) as of December 31, 2004 and 2003:

Balance Sheets	2004	2003
Assets
Cash and due from banks	$1,657,800	$2,628,300
Investment securities - trading account	803,700	163,300
Investment in Mission Valley Bank Stock	—	25,000
Investment in AT Services LLC Acquisition Corp.	202,000	202,000
Northern California Bancorp, Inc. Trust I	93,000	93,000
Northern California Bancorp, Inc. Trust II	155,000	155,000
Deferred tax asset	—	14,800
Debt issue costs, net	161,200	166,700
Accounts receivable	2,300	—
Investment in common stock of Monterey County Bank	12,595,800	11,284,100

	$15,670,800	$14,732,200

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$77,500	$58,900
Dividend payable	15,000	14,800
Deferred tax liability	9,200	—
Junior subordinated debt securities	8,248,000	8,248,000
Total liabilities	8,349,700	8,321,700
Shareholders’ equity	7,321,100	6,410,500

	$15,670,800	$14,732,200

Statements of Operations	2004	2003	2002

Equity in income of subsidiary	$1,290,100	$917,600	$629,100
Investment income from AT Services LLC	—	14,300	24,200
Gain on sale of securities	27,400	36,200	5,400
Gain (loss) on trading asset	25,900	49,700	(173,800)
Dividend income	13,200	9,100	5,500
Miscellaneous income	100	100	—
Operating expenses	(421,200)	(176,000)	(85,600)
Applicable tax benefit (provision)	129,700	(11,200)	103,800

Net income	$1,065,200	$839,800	$508,600

Statements of Cash Flows	2004	2003	2002

Cash flows from operating activities:
Net income	$1,065,200	$839,800	$508,600
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed income of Monterey County Bank	(1,290,100)	(917,600)	(629,100)
(Increase) decrease in trading securities	(640,400)	(81,100)	90,800
(Increase) decrease in other assets	18,000	(74,500)	12,700
Increase (decrease) in accrued expenses	18,700	55,300	(1,300)
Increase (decrease) in other liabilities	9,400	13,800	(300)

Net cash used by operating activities	(819,200)	(164,300)	(18,600)

Cash flows from investing activities:
Cash dividends received from subsidiary	—	50,000	75,000
(Increase) decrease in investments	25,000	(4,245,800)	(54,200)

Net cash provided (used) by investing activities	25,000	(4,195,800)	20,800

Cash flows from financing activities:
Proceeds from borrowings	—	8,248,000	—
Repayments on borrowings	—	(1,172,200)	(27,800)
Cash dividends paid on common stock	(265,300)	(235,000)	(500)
Exercise of stock options	89,000	152,000	55,200
Stock repurchase	—	(21,500)	(20,600)

Net cash provided (used) by financing activities	(176,300)	6,971,300	6,300

Net increase (decrease) in cash and cash equivalents	(970,500)	2,611,200	8,500

Cash and cash equivalents, beginning of year	2,628,300	17,100	8,600

Cash and cash equivalents, end of year	$1,657,800	$2,628,300	$17,100

