Form 10QSB
period 2005-03-31
NORTHERN CALIFORNIA BANCORP INC
filed 2005-05-13
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2005

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

for the period from to

Commission File Number 0-27666

NORTHERN CALIFORNIA BANCORP, INC.

(Name of Small Business Issuer in its Charter)

Incorporated in the State of California

IRS Employer Identification Number 77-0421107

Address:  601 Munras Avenue, Monterey, CA 93940

Telephone: (831) 649-4600

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No   ☐

As of April 29, 2005, the Corporation had 1,608,519 shares of common stock outstanding.

PART I-FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	MARCH 31 2005	DECEMBER 31 2004
ASSETS:
Cash and Due From Banks	5,317,900	5,614,000
Federal Funds Sold	7,380,000	11,195,000
Total Cash and Cash Equivalents	12,697,900	16,809,000
Trading Assets	901,900	803,700
Time Deposits in Financial Institutions	1,000,000	—
Investment Securities, available for sale (Note 1)	8,551,200	6,834,900
Investment Securities, held to maturity cost (fair value approximates $6,561,100 in 2005; $6,299,700 in 2004) (Note 1)	6,427,000	6,219,100
Other Investments (Note 2)	1,823,600	1,813,500
Loans Held for Sale	3,637,900	4,539,500
Loans, net of allowance for loan losses of $1,013,500 in 2005; $963,000 in 2004 (Note 3)	96,830,200	90,496,300
Bank Premises and Equipment, Net	4,251,500	2,217,600
Cash Surrender Value of Life Insurance	2,410,200	2,391,900
Interest Receivable and Other Assets	2,356,000	1,913,800

Total Assets	140,887,400	134,039,300

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Total Deposits (Note 4)	103,354,600	97,263,200
Federal Home Loan Bank Borrowed Funds	19,650,000	19,650,000
Junior Subordinated Debt Securities	8,248,000	8,248,000
Interest Payable and Other Liabilities	2,226,600	1,557,000
Total Liabilities	133,479,200	126,718,200

Shareholders’ Equity:
Common Stock - No Par Value Authorized: 2,500,000 in 2005 and 2004 Outstanding:1,608,519 in 2005 and 1,566,658 in 2004	4,721,000	4,719,900
Retained Earnings	2,660,600	2,525,600
Accumulated Other Comprehensive Income (Loss)	26,600	75,600
Total Shareholders’ Equity	7,408,200	7,321,100
Total Liabilities & Shareholders’ Equity	140,887,400	134,039,300

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE-MONTH PERIOD ENDING MARCH 31
	2005	2004
INTEREST INCOME:
Loans	2,104,500	1,509,100
Time deposits with other financial institutions	3,900	—
Investment securities	150,100	60,400
Federal funds sold	69,400	24,900
Total Interest Income	2,327,900	1,594,400

INTEREST EXPENSE:
Interest-bearing transaction accounts	15,900	14,000
Savings and time deposit accounts	233,100	159,100
Time deposits in denominations of $100,000 or more	221,400	118,200
Notes payable and other	340,700	226,700
Total Interest Expense	811,100	518,000

Net Interest Income	1,516,800	1,076,400
Provision for loan losses	50,000	70,000
Net interest income, after provision for loan losses	1,466,800	1,006,400

OTHER INCOME:
Service charges on deposit accounts	140,400	127,700
Income from sales and servicing of Small Business Administration Loans	235,700	188,600
Other income	401,500	692,000
Total other income	777,600	1,008,300

NONINTEREST EXPENSE:
Salaries and Employee Benefits	858,300	729,800
Occupancy and Equipment Expense	131,900	132,200
Professional Fees	37,500	33,400
Data Processing	90,600	91,200
Other general and administrative	747,700	693,200
Total operating expenses	1,866,000	1,679,800

Income before tax provision	378,400	334,900
Income tax provision	243,300	133,300
Net income	135,100	201,600

Earnings per common share
Basic	0.084	0.129
Diluted	0.070	0.107

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$135,100	$201,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	49,700	16,400
Realized gain on sales of available-for-sale securities, net	—	35,700
Amortization of deferred loan (fees) costs	50,300	(29,700)
Amortization (accretion) of discounts and premiums on investment securities	1,400	(9,800)
Gain on sale of equipment	—	1,000
Provision for loan losses	50,000	70,000
Increase in trading assets	(98,200)	(25,100)
(Increase) decrease in interest receivable	25,500	(8,600)
Increase in other assets	(339,200)	(134,100)
Increase in deferred tax asset	(93,300)	(18,000)
Increase (decrease) in interest payable	107,000	(2,500)
Increase (decrease) in other liabilities	562,600	(138,400)
Net cash provided (used) by operating activities	450,900	(41,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in time deposits in financial institutions	(1,000,000)	—
Proceeds from maturity of investment securities	129,600	1,352,900
Purchase of investments	(2,169,200)	(2,192,000)
Net increase in loans	(6,373,100)	(14,421,700)
Loan purchases	(3,925,900)	(1,180,000)
Loan sales	3,864,800	7,672,700
Decrease in loans held for sale	901,600	252,800
Proceeds from sale of equipment	600	2,400
Purchases of bank premises and equipment	(2,082,900)	(29,700)
Net cash used by investing activities	(10,654,500)	(8,542,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	6,091,400	3,905,200
Proceeds from borrowings	—	4,900,000
Proceeds from exercise of stock options	1,100	—
Net cash provided (used) by financing activities	6,092,500	8,805,200

Net increase (decrease) in cash and cash equivalents	(4,111,100)	221,100

CASH AND CASH EQUIVALENTS, BEGINNING	16,809,000	17,193,100

CASH AND CASH EQUIVALENTS, ENDING	$12,697,900	$17,414,200

See Note 7 for supplemental disclosures

NOTES TO FINANCIAL STATEMENTS

	MARCH 31 2005	December 31 2004
(NOTE 1) INVESTMENT SECURITIES:

Available for sale:
Corporate Debt Securities	677,600	751,700
Government National Mortgage Association	1,248,600	1,377,100
U.S. government Agencies	6,625,000	4,706,100
	8,551,200	6,834,900
Held to maturity:
State/Local Agency	6,427,000	6,219,100
(Note 2) OTHER INVESTMENTS
AT Services LLC	202,100	202,000
Metrocities Mortgage, LLC	10,000	—
Federal Home Loan Bank stock, restricted	923,600	923,600
Northern California Bancorp, Inc. Trust I	93,000	93,000
Northern California Bancorp, Inc. Trust II	155,000	155,000
Pacific Coast Bankers’ Bank Stock	439,900	439,900
	1,823,600	1,813,500
(NOTE 3) LOANS and ALLOWANCE FOR POSSIBLE LOAN LOSSES:

Commercial and Industrial	18,435,900	19,314,300
Construction	11,299,300	7,372,500
Real Estate - Mortgage	67,659,500	64,339,200
Installment	670,400	622,000
Government Guaranteed Loans Purchased	49,900	51,400
	98,115,000	91,699,400
Allowance for loan losses	(1,013,500)	(963,000)
Deferred origination fees, net	(271,300)	(240,100)
Net Loans	96,830,200	90,496,300

Balance at Beginning of Period	963,000	774,800
Recoveries	500	3,200
Provision for Possible Loan Losses	50,000	185,000
Loans Charged Off	—	—
Balance at End of Period	1,013,500	963,000

(NOTE 4) DEPOSITS:
Demand	21,572,500	22,839,300
Interest-Bearing Demand	15,360,500	16,788,600
Savings	8,049,300	6,792,800
Time Under $100,000	29,199,900	26,574,700
Time Equal to or Greater than $100,000	29,172,400	24,267,800
	103,354,600	97,263,200

(Note 5) COMPREHENSIVE INCOME:

The components of other comprehensive income and related tax effects for the three month periods ending March 31, 2005 and 2004 are as follows:

	2005	2004
Unrealized holding gains (losses) on available - for - sale securities and other assets, net	(89,000)	75,600
Tax effect	40,000	(34,000)

Net-of-tax amount	(49,000)	41,600

The components of accumulated other comprehensive income and related tax effects are as follows:

	2005	2004
Unrealized holding gains (losses) on available for sales securities	(163,100)	1,600
Unrealized holding gains on available for sale strip receivable	211,500	172,000
Tax effect	(21,800)	(78,100)

Net-of-tax amount	26,600	95,500

(Note 6) STOCK OPTION PLAN:

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

	3 Months Ended	3 Months Ended
	2005	2004
Net Income:
As reported	$135,100	$201,600
Pro forma	$135,100	$80,900

Compensation cost, net of taxes	$—	$120,700

Basic earnings per share:
As reported	$0.084	$0.129
Pro forma	$0.084	$0.052

Diluted earnings per share:
As reported	$0.070	$0.107
Pro forma	$0.070	$0.043

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation —Transition and Disclosure,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock.  Stock options issued under the Corporation’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.

The fair value of these options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for 2004, no options were granted in 2005: risk-free interest rate of 4.78% for 2004; dividend yield of .017% for; expected option life of 5.18 years for 2004; and volatility of 20% in 2004.  During the current year 500 options were excised and 6,200 options were terminated.

(NOTE 7) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	3/31/05	3/31/04
Payments during the period ending:
Interest	680,500	520,600
Income Taxes	252,500	146,100

(Note 8) Basis of presentation

The interim condensed financial statements of Northern California Bancorp, Inc. are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Company for the interim periods.  The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005.  The year-end balance sheet data at December 31, 2004 was derived from the audited financial statements.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2004.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Statements Regarding Forward-Looking Information

Except for historical information contained herein, the matters discussed or incorporated by reference in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), that involve substantial risks and uncertainties.  When used in this report, or in the documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” and similar expressions identify certain of such forward-looking statements.  Actual results of Monterey County Bank could differ materially from such forward-looking statements contained herein.  Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Bank operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Bank has no control); other factors affecting the Bank’s operations, markets, products and services; and other risks detailed in this Form 10-QSB and in the Bank’s other reports filed with the Federal Deposit Insurance Corporation and pursuant to the rules and regulations of the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  The Bank undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date thereof.

OVERVIEW

The following discussion reviews and analyzes the operating results and financial condition of the Corporation, focusing on the Bank.  It should be read in conjunction with the financial statements and the other financial data presented elsewhere herein.

For the three months ended March 31, 2005 net income was $135,100, compared to $201,600 for the same period in 2004.  For the three months ended March 31, 2005 interest income after provision for loan losses increased $460,400, other income decreased $230,700, while operating expense increased $186,200 and income tax provision increased $110,000.

The following table sets forth certain selected financial ratios of the Corporation at and for the three months ended, March 31, 2005 and 2004.

	The three months Ended March 31, 2005	The three months Ended March 31, 2004
	(Dollars in thousands except per share data)

Summary of Operating Results:

Total interest income	2,328	1,594
Total interest expense	811	518
Net interest income	1,517	1,076

Provision for possible loan losses	50	70
Net interest income after provision for loan loss	1,467	1,006

Total other income	778	1,008
Total other expense	1,866	1,680

Income (loss) before taxes	378	335
Provision for income tax	243	133

Net income (loss)	135	202

Per Common Share Data:

Net income - Primary (1)	0.084	0.129
Net income - Diluted (2)	0.070	0.107
Book value, end of period (3)	4.61	4.25
Avg shares outstanding (4)	1,608,147	1,566,658

Balance Sheet Data:

Total loans, net of unearned income (5)	100,468	84,484
Total assets	140,887	116,780
Total deposits	103,355	82,038
Stockholders’ equity (6)	7,408	6,654

	The three months Ended March 31, 2005	The three months Ended March 31, 2004
Selected Financial Ratios (4):

Return on average assets (5)	0.39%	0.74%
Return on average stockholders’ equity (5)	7.31%	12.33%
Net interest spread	4.40%	3.98%

Net interest margin	4.87%	4.38%

Avg shareholders’ equity to average assets	5.34%	6.02%

Risked-Based capital ratios
Tier 1	7.94%	8.58%
Total	14.24%	16.13%
Total loans to total deposits at end of period	97.21%	102.98%

Allowance to total loans at end of period	1.00%	1.00%

Nonperforming loans to total loans at end of period	0.04%	0.03%

Net charge-offs to average loans	0.00%	0.00%

(1)   Primary earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year.  The weighted average number of common shares used for this computation was 1,608,147 and 1,566,658 for March 31, 2005 and 2004, respectively.

(2)   Diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,922,325 and 1,878,032 for March 31, 2005 and 2004, respectively.

(3)   Weighted average common shares.

(4)   Includes loans being held for sale.

(5)   Averages are of daily balances.

(6)   March 31, 2005 calculated on an annualized basis.

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

Net interest income for the three months ended March 31, 2005 was $1,516,800 compared to $1,076,400 for the same period in 2004.  The increase of $440,400 resulted from total interest income increasing $733,500, while total interest expense increased $293,100.  Average interest earning assets increased $29,024,000 (29.51%), while the average rate earned decreased 94 basis points.  Average interest bearing liabilities increased $24,932,000 (30.15%), while the average rate paid increased 50 basis points.

The following table shows the components of the Bank’s net interest income, setting forth, for each the three months ended March 31, 2005 and 2004, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v) the net interest yield on average interest-earning assets (i.e., net interest income divided by average interest-earning assets).  Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on non-taxable securities of $33,800 in 2005, no tax-exempt securities were held in 2003.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

	Three Months Ended March 31,						Twelve Months Ended December 31,
	2005			2004			2004
	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate
	(Dollars in thousands)
Interest Earning Assets:
Time Deposits in Financial Inst.	667	4	2.34	0	0	0	0	0	0
Invest securities - Taxable	9,929	74	2.99	7,778	60	3.07	10,755	301	2.80
Invest securities - Tax free	6,419	109	6.79	0	0	0	3,456	226	6.55
Federal funds sold	11,129	69	2.49	10,399	25	0.96	10,479	141	1.35
Total investments	28,144	256	3.64	18,177	85	1.86	24,691	669	2.71

Loans
Construction	11,139	350	12.58	6,185	189	12.21	7,384	794	10.76
Real estate	64,347	1,199	7.45	54,296	974	7.18	59,393	4,500	7.58
Installment	616	16	10.56	536	14	10.29	548	40	7.38
Commercial	23,137	539	9.33	19,164	333	6.95	19,545	1,421	7.27
Total loans	99,239	2,105	8.49	80,181	1,510	7.53	86,870	6,756	7.78

Total Interest earning assets	127,382	2,362	7.42	98,358	1,594	6.48	111,561	7,425	6.66

Interest Bearing Liabilities:
Int-bearing demand	12,079	8	0.25	13,305	8	0.25	13,099	33	0.25
Money market savings	4,386	8	0.77	2,956	6	0.78	3,894	32	0.81
Savings deposits	7,595	19	0.98	7,847	20	1.00	7,924	81	1.02
Time deposits >$100M	27,458	221	3.23	16,215	118	2.92	18,795	562	2.99
Time deposits <$100M	28,202	214	3.04	19,127	140	2.92	24,264	711	2.93
Other Borrowing	27,898	341	4.88	23,236	227	3.90	24,347	1,018	4.18
Total interest bearing liabilities	107,618	811	3.01	82,686	518	2.51	92,324	2,436	2.64

Net interest income		1,551			1,076			4,989

Net interest spread			4.40			3.98			4.02

Net yield on interest earning assets			4.87			4.38			4.47

	Three Months Ended March 31, 2005 vs 2004			Twelve Months Ended December 31, 2004 vs 2003
	Increase (Decrease) Due to changes			Increase (Decrease) Due to Changes
	Avg	Avg		Avg	Avg
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Time Deposits - Financial Inst.	0	4	4	0	0	0
Invest securities - Taxable	17	(2)	14	97	(96)	2
Invest securities - Tax free	0	109	109	0	226	226
Federal funds sold	2	43	45	17	27	44
Total investments	18	154	172	115	158	272

Loans
Construction	151	10	162	339	86	425
Real estate	180	45	225	923	(8)	915
Installment	2	0	2	4	(1)	3
Commercial	69	138	207	231	8	239
Total loans	403	193	596	1,497	84	1,582

Total Interest Earning Assets	421	346	768	1,611	242	1,854

Interest Bearing Deposits:
Int-bearing demand	(1)	0	(0)	6	0	6
Money market savings	3	(0)	3	11	(2)	9
Savings deposits	(2)	0	(1)	20	(1)	19
Time deposits >$100M	82	21	103	75	(24)	51
Time deposits <$100M	66	9	74	129	(36)	93
Other Borrowing	45	68	114	306	32	338

Total interest bearing deposits	194	99	293	547	(32)	516

Net change in net interest	227	248	475	1,064	274	1,338

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

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At March 31, 2005 and 2004 the Bank’s allowance stood at 1.00 percent and 1.00 percent of gross loans, respectively.  A provision of $50,000 was made to the allowance during the three months ended March 31, 2005, compared with a provision of $70,000 for the same period in 2004.  No loans were charged off during the three months ended March 31, 2005.  Recoveries for the same periods were $500 and $600, respectively.

The Bank’s non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans were 0.04 percent at March 31, 2005 compared with 0.03 percent for the same period in 2004.

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

Non-Interest Income

Total other income for the three months ended March 31, 2005 was $777,600 compared with $1,008,300 for the same period in 2004.  The decrease of $230,700 was the result of income from SBA loan sales and servicing increasing $47,100 and service charges on deposit accounts increasing $12,700; while income from other service charges, commissions and fees decreased $290,500.  The decrease in other service charges, commissions and fees was due primarily to a $239,000 mark to market loss on trading assets.

The sale of Small Business Administration (SBA) guaranteed loans, is a significant contributor to the Bank’s income.  SBA guaranteed loans yield up to 3 3/4% over the New York prime rate, and the guaranteed portions can be sold at premiums, which vary with market conditions.  SBA loans are guaranteed by the full faith of the United States Government from 75 to 85 percent of the principal amount.  The guaranteed portion has risks comparable for an investor to a U. S. Government security and can usually be sold in the secondary financial market, either at a premium or at a yield which allows the Bank to maintain a significant spread for itself.

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

Non-Interest Expense

Salary and benefits expense for the three months ended March 31, 2005 increased $128,500 compared with the same period in 2004.  The increase was due merit pay increases, increased employee benefits cost and increased bonus accrual.

Total occupancy and equipment expense for the three months ended March 31, 2005 was $131,900 compared to $132,200 for the same period in 2004.

Professional fees for the three months ended March 31, 2005 increased $4,100 compared to the same period in 2004.  The increase was due to legal fees increasing $4,900; while accounting/audit fees decreased $800.

Data processing expense for the three months ended March 31, 2005 was $90,600 compared to $90,700 for the same period in 2004.

Other expenses for the three months ended March 31, 2005 totaled $991,000 compared with $826,500 for the same period in 2004.  Significant changes occurred in the following categories with increases in income tax expense $110,000, donations $15,300, director fees $13,000, merchant expense $11,100, entertainment and meals $6,300, collection expense $5,800 and telephone expense and decreases in business development $6,200 and loan expense $4,100.

LOANS

Loans represented 77.91 of average earning assets, and 72.01% of average total assets for the three months ended March 31, 2005 compared with 81.52% and 74.18%, respectively during 2004. For the three months ended March 31, 2005, average loans increased 23.77% from $80,181,000 for the same period in 2004 to $99,239,000.  Average construction loans increased $4,954,000 (80.10%) real estate loans increased $10,051,000 (18.51%), commercial loans increased $3,972,000 (20.73%) and average installment loans increased $80,000 (14.94%).

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

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”):

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Accruing, past due 90 days or more:

Real Estate	0	0
Commercial	0	0
Installment	0	0
Other	0	0
Total accruing	0	0

Nonaccrual Loans:

Commercial	42	29
Installment	0	0
Other	0	0
Total nonaccrual	42	29

Total nonperforming	42	29

Total loans end of period	100,468	84,484

Ratio of nonperforming loans to total loans at end of period	0.04%	0.03%

These ratios have been maintained as a result of conservative underwriting criteria, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel).  The Bank does not have any foreign loans or loans for highly leveraged transactions.

Summary of Loan Loss Experience

	Three Months Ended March 31,	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Average loans outstanding	99,239	80,181

Allowance, beginning of period	963	775

Loans charged off during period:
Commercial	0	0
Installment	0	0
Real Estate	0	0
Other	0	0
Total charge offs	0	0

Recoveries during period:
Commercial	0	0
Installment	0	0
Other	0	0
Total recoveries	0	0

Net Loans charged off during the period	0	0

Additions to allowance for possible loan losses	50	70

Allowance, end of period	1,013	845

Ratio of net loans charged off to average Loans outstanding during the period	0.00%	0.00%

Ratio of allowance to total loans at end of period	1.00%	1.00%

Funding Sources

Average deposits for the three months ended March 31, 2005 were $101,366,000 an increase of 31.09% compared with the same period in 2004.  Average certificates of deposit represented 54.91% of average deposits for the three months ended March 31, 2005.  Average interest bearing checking, money market and savings accounts as a group was 23.74% of average deposits.  Average demand deposits represented 21.35% of average deposits.

The following table sets forth the scheduled maturities of the Company’s time deposits in denominations of $100,000 or greater at March 31, 2005:

Maturities of Time Deposits of
$100,000 or More
(Dollars in Thousands)

Three months or less	$8,708
Over three months through six months	3,961
Over six months through twelve months	10,731
Over twelve months	5,772
Total	$29,172

The Bank has lines of credit from the Federal Home Loan Bank of San Francisco and Pacific Coast Bankers’ Bank with available borrowing capacity on March 31, 2005 of $3,322,000 and $4,500,000, respectively.  The Federal Home Loan Bank line of credit has a maximum borrowing capacity of twenty five percent (25%) of the Bank’s total assets, adjusted quarterly.  The Federal Home Loan Bank line of credit is secured by some of the Bank’s real estate secured loans and securities.  At March 31, 2005 the total principal balances of pledged loans was $25,910,100 and securities of $7,873,600.  The following table provides information on eight (8) advances totaling $19,650,000 outstanding at March 31, 2005.

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

The Pacific Coast Bankers’ Bank line of credit is unsecured.  The Bank did not utilize any overnight borrowings in 2005 or 2004.

Capital Resources

The Company maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends.  At March 31, 2005, stockholders’ equity was $7,408,200 versus $7,321,100 at December 31, 2004.  The Company paid a $0.165 per share cash dividend in 2004 and a $0.15 per share cash dividend in 2003.  The Bank paid no cash dividends during the three months ended March 31, 2005.

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

Under current rules, all banks are required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 risk-based capital ratio of 10.93% and a total risk-based capital ratio of 11.80% at March 31, 2005, well above the minimum regulatory requirements.  The Company had a Tier 1 risk-based capital ratio of 7.94% and a total risk-based capital ratio of 14.24% at March 31, 2005.

The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill.  The Company had a leverage capital ratio of 6.73% at March 31, 2005 while the Bank’s leverage capital ratio was 9.30%.

Under regulatory guidelines, the $8 million in Trust Preferred Securities outstanding will qualify as Tier 1 capital up to 25% of Tier 1 capital.  Any additional Trust Preferred Securities will qualify as Tier 2 capital.

Liquidity

Liquidity represents a bank’s ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs.  For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings.  In addition, the Bank has lines of credit from the Federal Home Loan Bank of San Francisco of approximately $33,155,500 and a $4,500,000 federal funds line of credit with the Pacific Coast Bankers’ Bank to meet temporary liquidity requirements.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 10 percent of total assets (“primary liquidity”), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s primary liquidity at March 31, 2005 was 11.23 percent.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  At March 31, 2005 the affect of a 2% increase in the federal funds sold rate, expressed, as a percentage of equity, was a positive 5.27%; while a 2% decrease in the federal funds sold rate, expressed, as a percentage of equity, was a negative 5.10%.

The Corporation’s sources of revenues and liquidity are the dividends, tax equalization payments or management fees from the Bank, gains on securities held in a trading account and the line of credit from the Pacific Coast Bankers’ Bank.  The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law.

Investment Securities

The Corporation maintains a trading account, at fair value, consisting of marketable securities.  At March 31, 2005 the account value was $901,900.  The Corporation has a $202,100 investment in AT Service LLC, which provides title insurance services for commercial, industrial and residential properties, as well as other real estate related financial and informational services, including escrow, real estate information, trustee sale guarantees and real estate tax exchanges.  In addition the Corporation has investments in Northern California Bancorp Trust I ($93,000) and Northern California Bancorp Trust II ($155,000), these are special-purpose trust subsidiaries which were formed to facilitate the issuance of trust preferred securities.

The following table sets forth the book and market value of the Bank’s investment securities at March 31, 2005:

	INVESTMENT PORTFOLIO MIX
	March 31, 2005
	Book Value	Market Value
Securities Available for Sale

Government National Mortgage Association	1,266,600	1,249,000
U.S. Government Agency Securities	6,697,800	6,624,600
Corporate Debt Securities	750,000	677,600
Total	8,714,400	8,551,200

Held to Maturity
State/Local Agencies	6,426,900	6,561,100

Other Investments, at cost
AT Services LLC	202,100	202,100
Metrocities Mortgage, LLC	10,000	10,000
Federal Home Loan Bank stock, restricted	923,600	923,600
Northern California Bancorp, Inc. Trust I	93,000	93,000
Northern California Bancorp, Inc. Trust II	155,000	155,000
Pacific Coast Bankers’ Bank Stock	439,900	439,900
	1,823,600	1,823,600

The following table summarizes the maturity of the Bank’s investment securities at March 31, 2005:

	INVESTMENT PORTFOLIO MATURITIES
	(Dollars in thousands)
	Available for Sale
	Amortized Cost	Fair Value
Due between one and five years	4,697,800	4,644,000
Due between five and ten years	2,750,000	2,658,200
GNMA – Mortgage Backed Securities	1,266,600	1,249,000
	8,714,400	8,551,300

	Held to Maturity
	Amortized Cost	Fair Value
Due in over ten years	6,427,000	6,561,100

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

(b) Changes in Internal Controls:  In the quarter ended March 31, 2005, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factor that could significantly affect these controls.

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

NORTHERN CALIFORNIA BANCORP, INC.

Date:	May 10, 2005	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chairman of the Board &
Chief Executive Officer

Date:	May 10, 2005	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and
Principal Accounting Officer