Form 10QSB
period 2005-06-30
NORTHERN CALIFORNIA BANCORP INC
filed 2005-08-12
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

☐   Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the period from              to

Commission File Number 0-27666

NORTHERN CALIFORNIA BANCORP, INC.

(Name of Small Business Issuer in its Charter)

Incorporated in the State of California

IRS Employer Identification Number 77-0421107

Address:  601 Munras Avenue, Monterey, CA  93940

Telephone: (831) 649-4600

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒        No   ☐

As of July 29, 2005, the Corporation had 1,608,519 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1.                                         FINANCIAL STATEMENTS

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	JUNE 30 2005	DECEMBER 31 2004
ASSETS:
Cash and Due From Banks	5,978,600	5,614,000
Federal Funds Sold	6,720,000	11,195,000
Total Cash and Cash Equivalents	12,698,600	16,809,000
Trading Assets	854,500	803,700
Time Deposits Financial Institutions	1,000,000	—
Investment Securities, available for sale (Note 1)	8,421,700	6,834,900
Investment Securities, held to maturity cost (fair value approximates $6,712,400 in 2005; $6,299,700 in 2004) (Note 1)	6,425,000	6,219,100
Other Investments (Note 2)	2,058,600	1,813,500
Loans Held for Sale	5,117,600	4,539,500
Loans, net of allowance for loan losses of $1,088,900 in 2005; $963,000 in 2004 (Note 3)	101,531,800	90,496,300
Bank Premises and Equipment, Net	4,276,800	2,217,600
Cash Surrender Value of Life Insurance	2,426,800	2,391,900
Interest Receivable and Other Assets	3,856,000	1,913,800

Total Assets	148,667,400	134,039,300

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Total Deposits (Note 4)	105,911,600	97,263,200
Federal Home Loan Bank Borrowed Funds	24,650,000	19,650,000
Junior Subordinated Debt Secuirites	8,248,000	8,248,000
Interest Payable and Other Liabilities	1,943,700	1,557,000
Total Liabilities	140,753,300	126,718,200

Shareholders’ Equity:
Common Stock—No Par Value Authorized: 2,500,000 in 2005 and 2004 Outstanding:1,608,519 in 2005 and 1,566,658 in 2004	4,721,000	4,719,900
Retained Earnings	3,087,100	2,525,600
Accumulated Other Comprehensive Income (Loss)	106,000	75,600
Total Shareholders’ Equity	7,914,100	7,321,100
Total Liabilities & Shareholders’ Equity	148,667,400	134,039,300

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE-MONTH PERIOD ENDING JUNE 30		SIX-MONTH PERIOD ENDING JUNE 30
	2005	2004	2005	2004
INTEREST INCOME:
Loans	2,543,400	1,600,600	4,647,900	3,109,700
Time deposits with other financial institutions	7,100	—	11,000	—
Investment securities	197,000	115,300	347,100	175,700
Federal funds sold	54,700	27,000	124,100	51,900
Total Interest Income	2,802,200	1,742,900	5,130,100	3,337,300

INTEREST EXPENSE:
Interest-bearing transaction accounts	16,900	18,100	32,800	32,100
Savings and time deposit accounts	258,300	203,900	491,400	363,000
Time deposits in denominations of $100,000 or more	239,400	124,000	460,800	242,200
Notes payable and other	375,700	257,400	716,400	484,100
Total Interest Expense	890,300	603,400	1,701,400	1,121,400

Net Interest Income	1,911,900	1,139,500	3,428,700	2,215,900
Provision for loan losses	75,000	35,000	125,000	105,000
Net interest income, after provision for loan losses	1,836,900	1,104,500	3,303,700	2,110,900

Other income
Service charges on deposit accounts	176,700	130,600	317,100	258,300
Income from sales and servicing of Small Business Administration Loans	234,500	212,100	470,200	400,700
Other income	544,100	785,200	945,600	1,477,200
Total other income	955,300	1,127,900	1,732,900	2,136,200

NONINTEREST EXPENSE:
Salaries and Employee Benefits	796,700	788,700	1,655,000	1,518,500
Occupancy and Equipment Expense	155,500	141,500	287,400	273,700
Professional Fees	35,900	37,100	73,400	70,500
Data Processing	83,900	93,800	174,500	185,000
Other general and administrative	942,600	737,600	1,690,300	1,430,800
Total operating expenses	2,014,600	1,798,700	3,880,600	3,478,500

Income before tax provision	777,600	433,700	1,156,000	768,600
Income tax provision	351,100	184,300	594,400	317,600
Net income	426,500	249,400	561,600	451,000

Earnings per common share
Basic	0.265	0.159	0.349	0.288
Diluted	0.222	0.131	0.292	0.237

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$561,600	$451,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	97,300	94,100
Realized gain on sales of available-for-sale securities, net	—	(35,700)
Amortization of deferred loan (fees) costs	50,300	72,100
Amortization (accretion) of discounts and premiums on investment securities	2,900	19,800
Gain on sale of equipment	—	(1,300)
Provision for loan losses	125,000	105,000
(Increase) decrease in trading assets	(50,800)	7,900
(Increase) decrease in interest receivable	(55,000)	(137,100)
Increase in other assets	(1,838,400)	(392,500)
Increase in deferred tax asset	(24,300)	(63,000)
Increase (decrease) in interest payable	200,800	6,900
Increase (decrease) in other liabilities	185,900	(121,100)
Net cash provided (used) by operating activities	(744,700)	6,100

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in time deposits	(1,000,000)	—
Proceeds from maturity of investment securities	303,500	2,537,200
Purchase of investments	(2,376,000)	(9,402,500)
Net (increase) decrease in loans	(32,850,100)	(16,759,500)
Loan purchases	(3,925,900)	(5,430,000)
Loan sales	25,565,200	12,088,200
(Increase) decrease in loans held for sale	(578,100)	43,000
Proceeds from sale of equipment	400	3,100
Additions to bank premises and equipment	(2,154,200)	(82,600)
Net cash used by investing activities	(17,015,200)	(17,003,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	8,648,400	9,508,600
Proceeds from borrowings	5,000,000	4,900,000
Repayment of borrowings	—	(2,500,000)
Proceeds from exercise of stock options	1,100	—
Net cash provided (used) by financing activities	13,649,500	11,908,600

Net increase (decrease) in cash and cash equivalents	(4,110,400)	(5,088,400)

CASH AND CASH EQUIVALENTS, BEGINNING	16,809,000	17,193,100

CASH AND CASH EQUIVALENTS, ENDING	$12,698,600	$12,104,700

See Note 7 for supplemental disclosures

NOTES TO FINANCIAL STATEMENTS

	JUNE 30 2005	December 31 2004
(NOTE 1) INVESTMENT SECURITIES:
Available for sale:
Corporate Debt Securities	657,000	751,700
Government National Mortgage Association	1,078,200	1,377,100
U.S. government Agencies	6,686,500	4,706,100
	8,421,700	6,834,900

Held to maturity:
State/Local Agency	6,425,000	6,219,100

(NOTE 2) OTHER INVESTMENTS
AT Services LLC	202,100	202,000
Metrocities Mortgage, LLC	10,000	—
Federal Home Loan Bank stock, restricted	1,158,600	923,600
Northern California Bancorp, Inc. Trust I	93,000	93,000
Northern California Bancorp, Inc. Trust II	155,000	155,000
Pacific Coast Bankers’ Bank Stock	439,900	439,900
	2,058,600	1,813,500

(NOTE 3) LOANS and ALLOWANCE FOR POSSIBLE LOAN LOSSES:
Commercial and Industrial	20,224,200	19,314,300
Construction	10,802,400	7,372,500
Real Estate—Mortgage	71,169,400	64,339,200
Installment	625,900	622,000
Government Guaranteed Loans Purchased	48,400	51,400
	102,870,300	91,699,400
Allowance for loan losses	(1,088,900)	(963,000)
Deferred origination fees, net	(249,600)	(240,100)
Net Loans	101,531,800	90,496,300

Balance at Beginning of Period	963,000	774,800
Recoveries	900	3,200
Provision for Possible Loan Losses	125,000	185,000
Loans Charged Off	—	—
Balance at End of Period	1,088,900	963,000

(NOTE 4) DEPOSITS:
Demand	21,948,100	22,839,300
Interest-Bearing Demand	16,980,400	16,788,600
Savings	8,793,800	6,792,800
Time Under $100,000	30,082,500	26,574,700
Time Equal to or Greater than $100,000	28,106,800	24,267,800
	105,911,600	97,263,200

(NOTE 5) COMPREHENSIVE INCOME:

The components of other comprehensive income and related tax effects for the six month periods ending June 30, 2005 and 2004 are as follows:

	2005	2004
Unrealized holding gains (losses) on available - for - sale securities and other assets, net	55,300	(95,300)
Tax effect	(24,900)	52,400

Net-of-tax amount	30,400	(42,900)

The components of accumulated other comprehensive income and related tax effects for the six month periods ending June 30, 2005 and 2004 are as follows:

	2005	2004
Unrealized holding gains (losses) on available for sales securities	(26,100)	(153,700)
Unrealized holding gains on available for sale strip receivable	218,900	173,700
Tax effect	(86,800)	(9,000)

Net-of-tax amount	106,000	11,000

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

	3 Months Ended June 30		6 Months Ended June 30
	2005	2004	2005	2004
Net income:
As reported	$426,500	$249,400	$561,600	$451,000
Pro forma	$419,000	$244,200	$554,100	$346,300

Compensation cost, net of taxes	$7,500	$5,200	$7,500	$104,700

Earnings per share:
Basic—as reported	$0.265	$0.159	$0.349	$0.288
Basic—pro forma	$0.261	$0.156	$0.345	$0.221

Diluted—as reported	$0.222	$0.131	$0.292	$0.237
Diluted—pro forma	$0.218	$0.128	$0.288	$0.182

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock.  Stock options issued under the Corporation’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.

The fair value of these options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for 2005 and 2004: risk-free interest rate of 4.22% and 5.31% for 2005 and 2004, respectively; dividend yield of .017% for 2005 and 2004, respectively; expected option life of 4.96 and 4.90 years for 2005 and 2004, respectively; and volatility of 20% in 2005 and 2004.  During the current year 10,000 options were granted, 500 options were excised and 6,200 options were terminated.

(NOTE 7) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Payments during the period ending:	6/30/05	6/30/04
Interest	1,477,000	1,114,600
Income Taxes	631,000	364,600

(NOTE 8) BASIS OF PRESENTATION

The interim condensed financial statements of Northern California Bancorp, Inc. are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Company for the interim periods.  The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005.  The year-end balance sheet data at December 31, 2004 was derived from the audited financial statements.

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

For the six months ended June 30, 2005 net income was $561,600, compared to $451,000 for the same period in 2004.  For the six months ended June 30, 2005 interest income after provision for loan losses increased $1,192,800, total other income decreased $403,300, while operating expense increased $402,100 and income tax provision increased $276,800.

The following table sets forth certain selected financial ratios of the Corporation at and for the six months ended, June 30, 2005 and 2004.

	The six months Ended June 30, 2005	The six months Ended June 30, 2004
	(Dollars in thousands except per share data)
Summary of Operating Results:

Total interest income	5,130	3,337
Total interest expense	1,701	1,121
Net interest income	3,429	2,216

Provision for possible loan losses	125	105
Net interest income after provision for loan loss	3,304	2,111

Total other income	1,733	2,136
Total other expense	3,881	3,479

Income (loss) before taxes	1,156	769
Provision for income tax	594	318

Net income (loss)	562	451

Per Common Share Data:

Net income—Primary(1)	0.349	0.288
Net income—Diluted(2)	0.292	0.237
Book value, end of period(3)	4.92	4.35
Avg shares outstanding(4)	1,608,334	1,566,658

Balance Sheet Data:

Total loans, net of unearned income(5)	106,649	86,788
Total assets	148,667	120,129
Total deposits	105,912	87,641
Stockholders’ equity(6)	7,914	6,873

	The six months Ended June 30, 2005	The six months Ended June 30, 2004
	(Dollars in thousands except per share data)
Selected Financial Ratios(4):

Return on average assets(5)	0.79%	0.79%
Return on average stockholders’ equity(5)	14.89%	13.54%

Net interest spread	4.95%	3.78%

Net interest margin	5.40%	4.21%

Avg shareholders’ equity to average assets	5.33%	5.80%

Risked-Based capital ratios
Tier 1	8.04%	8.61%
Total	13.92%	16.01%
Total loans to total deposits at end of period	100.70%	99.03%

Allowance to total loans at end of period	1.01%	1.02%

Nonperforming loans to total loans at end of period	0.04%	0.03%

Net charge-offs to average loans	0.00%	0.00%

(1)          Primary earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year.  The weighted average number of common shares used for this computation was 1,608,334 and 1,566,658 for June 30, 2005 and 2004, respectively.

(2)          Diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,921,167 and 1,902,384 for June 30, 2005 and 2004, respectively.

(3)          Weighted average common shares.

(4)          Includes loans being held for sale.

(5)          Averages are of daily balances.

(6)          June 30, 2005 calculated on an annualized basis.

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

Net interest income for the six months ended June 30, 2005 was $3,428,700 compared to $2,215,900 for the same period in 2004.  The increase of $1,212,800 resulted from total interest income increasing $1,792,800, while total interest expense increased $580,000.  Average interest earning assets increased $26,773,000 (26.06%), while the average rate earned decreased 171 basis points.  Average interest bearing liabilities increased $22,246,000 (25.16%), while the average rate paid increased 53 basis points.

The following table shows the components of the Bank’s net interest income, setting forth, for each the six months ended June 30, 2005 and 2004, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v) the net interest yield on average interest-earning assets (i.e., net interest income divided by average interest-earning assets).  Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on non-taxable securities of $67,700 and $21,300 in 2005 and 2004, respectively.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

	Six Months Ended June 30,						Twelve Months Ended December 31,
	2005			2004			2004
	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate
	(Dollars in thousands)
Interest Earning Assets:
Time Deposits—Financial Inst.	835	11	2.63	—	—	—	—	—	—
Invest securities—Taxable	10,592	196	3.70	10,231	138	2.70	10,755	301	2.80
Invest securities—Tax free	6,422	218	6.80	1,783	58	6.47	3,456	226	6.55
Federal funds sold	9,221	124	2.69	10,552	52	0.98	10,479	141	1.35
Total investments	27,070	549	4.06	22,566	248	2.19	24,691	669	2.71

Loans
Construction	11,304	761	13.46	7,037	381	10.83	7,384	794	10.76
Real estate	67,088	2,768	8.25	56,927	2,049	7.20	59,393	4,500	7.58
Installment	620	27	8.67	563	22	7.95	548	40	7.38
Commercial	23,417	1,092	9.32	19,199	659	6.86	19,545	1,421	7.27
Total loans	102,429	4,648	9.08	83,726	3,111	7.43	86,870	6,756	7.78

Total Interest earning assets	129,499	5,197	8.03	106,293	3,359	6.32	111,561	7,425	6.66

Interest Bearing Liabilities:
Int-bearing demand	12,273	15	0.25	13,347	17	0.25	13,099	33	0.25
Money market savings	4,589	17	0.76	3,798	15	0.82	3,894	32	0.81
Savings deposits	7,935	39	0.98	7,731	39	1.01	7,924	81	1.02
Time deposits >$100M	28,188	461	3.27	16,437	242	2.95	18,795	562	2.99
Time deposits <$100M	28,956	452	3.12	22,259	324	2.91	24,264	711	2.93
Other Borrowing	28,721	716	4.99	24,845	484	3.90	24,347	1,018	4.18
Total interest bearing liabilities	110,663	1,701	3.07	88,417	1,121	2.54	92,324	2,436	2.64

Net interest income		3,496			2,237			4,989

Net interest spread			4.95			3.78			4.02

Net yield on interest earning assets			5.40			4.21			4.47

INTEREST SPREAD ANALYSIS (Continued):

	Six Months Ended June 30, 2005 vs 2004 Increase (Decrease) Due to changes			Twelve Months Ended December 31, 2004 vs 2003 Increase (Decrease) Due to Changes
	Avg Volume	Avg Rate	Total	Avg Volume	Avg Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Time Deposits—Financial Inst.	11	0	11	0	0	0
Invest securities—Taxable	5	53	58	97	(96)	2
Invest securities—Tax free	150	10	161	226	0	226
Federal funds sold	(7)	79	72	17	27	44
Total investments	159	142	302	115	158	273

Loans
Construction	231	149	380	339	86	425
Real estate	366	354	719	923	(8)	915
Installment	2	2	5	4	(1)	3
Commercial	145	288	433	231	8	239
Total loans	744	793	1,537	1,497	84	1,582

Total Interest Earning Assets	903	935	1,839	1,611	242	1,854

Interest Bearing Deposits:
Int-bearing demand	(1)	0	(1)	6	0	6
Money market savings	3	(1)	2	11	(2)	9
Savings deposits	0	(0)	(0)	20	(1)	19
Time deposits >$100M	173	46	219	75	(24)	51
Time deposits <$100M	97	31	128	129	(36)	93
Other Borrowing	76	157	232	306	32	338

Total interest bearing deposits	348	231	579	547	(32)	516

Net change in net interest	556	704	1,259	1,064	274	1,338

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

Loan Category	Reserve %

Classified Loans:
Loans classified loss	100.00%
Loans classified doubtful	50.00%
Loans classified substandard
Real Estate Secured	5.00%
Non Real Estate Secured	20.00%

Unclassified Loans:
Real Estate—Loan to value 80% or less	0.10%
Real Estate—Loan to value over 80%	0.70%
Real Estate—Construction	0.25%
Loans to Individuals	3.00%
Commercial	2.00%
SBA Loans—Unguaranteed portion	2.00%
Unfunded Loan Commitments	.25%
Concentration Risk Factor—Real Estate	.10%
Economic Risk Factor	.20%
SBA Loans—Guaranteed portion	0.00%
Cash Secured Loans	0.00%

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At June 30, 2005 and 2004 the Bank’s allowance stood at 1.01 percent and 1.02 percent of gross loans, respectively.  A provision of $125,000 was made to the allowance during the six months ended June 30, 2005, compared with a provision of $105,000 for the same period in 2004.  No loans were charged off during the six months ended June 30, 2005 and 2004, respectively.  Recoveries for the same periods were $900 and $1,100, respectively.

The Bank’s non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans were 0.13 percent at June 30, 2005 compared with 0.03 percent for the same period in 2004.

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

Non-Interest Income

Total other income for the six months ended June 30, 2005 was $1,732,900 compared with $2,136,200 for the same period in 2004.  The decrease of $403,300 was the result of income from SBA loan sales and servicing increasing $69,500 and service charges on deposit accounts increasing $58,800; while income from other service charges, commissions and fees decreased $531,600.  The decrease in other service charges, commissions and fees was due primarily to a $348,300 mark to market loss on trading assets, and a decrease of $159,000 in commercial banking origination fees.  The decrease in commercial banking origination fees was offset by an increase in loan commitment fees, as the Bank has increased its sales of loan participations reducing the volume of loans producing origination fees.

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

Non-Interest Expense

Salary and benefits expense for the six months ended June 30, 2005 increased $136,500 compared with the same period in 2004.  The increase was due merit pay increases, increased employee benefits cost and increased bonus accrual.

Total occupancy and equipment expense for the six months ended June 30, 2005 was $287,400 compared to $273,700 for the same period in 2004.

Professional fees for the six months ended June 30, 2005 increased $2,900 compared to the same period in 2004.  The increase was due to legal fees increasing $4,900; while accounting/audit fees decreased $800.

Data processing expense for the six months ended June 30, 2005 was $174,500 compared to $185,000 for the same period in 2004.

Other general and administrative expenses for the six months ended June 30, 2005 totaled $1,690,300 compared with $1,430,800 for the same period in 2004.  Significant changes occurred in the following categories with increases in provision for possible losses on debt securities $93,000, possible losses on unfunded commitments$40,000, director fees $25,900, donations $15,300, director fees $13,000, merchant expense $11,100, entertainment and meals $23,600, telephone expense $9,800, entertainment and meals $9,400, insurance expense $9,300, Liberty Advantage card program expense $7,400,  collection expense $7,100, bank fees $6,800, advertising $6,500, subscriptions and publications $6,300 and dues/memberships $6,100.

LOANS

Loans represented 79.10% of average earning assets, and 72.62% of average total assets for the six months ended June 30, 2005 compared with 81.50% and 73.23%, respectively during 2004. For the six months ended June 30, 2005, average loans increased 22.34% from $83,726,000 for the same period in 2004 to $102,429,000.  Average construction loans increased $4,268,000 (60.65%) real estate loans increased $10,161,000 (17.85%), commercial loans increased $4,217,000 (21.97%) and average installment loans increased $57,000 (10.07%).

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
	(Dollars in thousands)

Accruing,
past due 90 days or more:

Real Estate	0	0
Commercial	0	0
Installment	0	0
Other	0	0
Total accruing	0	0

Nonaccrual Loans:

Real Estate	0	0
Commercial	137	28
Installment	0	0
Other	0	0
Total nonaccrual	137	28

Total nonperforming	137	28

Total loans end of period	106,649	86,788

Ratio of nonperforming loans to total loans at end of period	0.13%	0.03%

These ratios have been maintained as a result of conservative underwriting criteria, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel).  The Bank does not have any foreign loans or loans for highly leveraged transactions.

Summary of Loan Loss Experience

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2004
	(Dollars in thousands)
Average loans outstanding	102,429	83,726

Allowance, beginning of period	963	775

Loans charged off during period:
Commercial	0	0
Installment	0	0
Real Estate	0	0
Other	0	0
Total charge offs	0	0

Recoveries during period:
Real Estate	0	1
Commercial	1	0
Installment	0	0
Other	0	0
Total recoveries	1	1

Net Loans charged off during the period	(1)	(1)

Additions to allowance for possible loan losses	125	105

Allowance, end of period	1,089	881

Ratio of net loans charged off to average Loans outstanding during the period	0.00%	0.00%

Ratio of allowance to total loans at end of period	1.01%	1.02%

Funding Sources

Average deposits for the six months ended June 30, 2005 were $103,257,000 an increase of 25.92% compared with the same period in 2004.  Average certificates of deposit represented 55.34% of average deposits for the six months ended June 30, 2005.  Average interest bearing checking, money market and savings accounts as a group was 24.02% of average deposits.  Average demand deposits represented 20.64% of average deposits.

The following table sets forth the scheduled maturities of the Company’s time deposits in denominations of $100,000 or greater at June 30, 2005:

Maturities of Time Deposits of
$100,000 or More

(Dollars in Thousands)

Three months or less	$6,611
Over three months through six months	7,528
Over six months through twelve months	8,981
Over twelve months	4,986
Total	$28,107

The Bank has lines of credit from the Federal Home Loan Bank of San Francisco, Bank of the West, Pacific Coast Bankers’ Bank and The Independent Bank with available borrowing capacity on June 30, 2005 of $811,000, $4,500,000, $6,000,000 and $5,000,000, respectively.  The Federal Home Loan Bank line of credit has a maximum borrowing capacity of twenty five percent (25%) of the Bank’s total assets, adjusted quarterly.  The Federal Home Loan Bank line of credit is secured by some of the Bank’s real estate secured loans and securities.  At June 30, 2005 the total principal balances of pledged loans was $29,028,600 and securities of $7,703,800.  The following table provides information on ten (10) advances totaling $24,650,000 outstanding at June 30, 2005.

		Funding	Maturity
Amount	Rate	Date	Date
1,000,000	6.86%	8/10/00	8/10/05
3,900,000	2.83%	10/29/02	10/31/05
1,000,000	2.54%	2/4/03	2/6/06
1,000,000	1.77%	3/9/04	3/9/06
2,750,000	3.44%	9/27/02	9/27/07
3,000,000	4.30%	6/17/05	6/17/10
1,000,000	7.72%	6/1/00	6/3/30
4,000,000	5.96%	8/2/04	7/28/34
5,000,000	5.63%	12/24/04	12/22/34
2,000,000	5.13%	5/4/05	5/1/35

The Bank has a letter of credit in the amount of $105,000, expiring April 17, 2006, issued by Federal Home Loan Bank of San Francisco, which is used to secure local agency deposits.  The beneficiary of the letter of credit is the Administrator of Local Agency Security, Department of Financial Institutions.

The Bank of the West, Pacific Coast Bankers’ Bank and The Independent Bank lines of credit are unsecured.  The Bank did not utilize any overnight borrowings in 2005 or 2004.

Capital Resources

The Company maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends.  At June 30, 2005, stockholders’ equity was $7,914,100 versus $7,321,100 at December 31, 2004.  The Company paid a $0.165 per share cash dividend in 2004 and a $0.15 per share cash dividend in 2003.  The Bank paid no cash dividends during the six months ended June 30, 2005.

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

Under current rules, all banks are required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 risk-based capital ratio of 11.12% and a total risk-based capital ratio of 12.06% at June 30, 2005, well above the minimum regulatory requirements.  The Company had a Tier 1 risk-based capital ratio of 8.17% and a total risk-based capital ratio of 14.16% at June 30, 2005.

The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill.  The Company had a leverage capital ratio of 6.75% at June 30, 2005 while the Bank’s leverage capital ratio was 9.30%.

Under regulatory guidelines, the $8 million in Trust Preferred Securities outstanding will qualify as Tier 1 capital up to 25% of Tier 1 capital.  Any additional Trust Preferred Securities will qualify as Tier 2 capital.

Liquidity

Liquidity represents a bank’s ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs.  For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings.  In addition, the Bank has a secured line of credit from the Federal Home Loan Bank of San Francisco of approximately $34,844,000 and unsecured federal funds lines of credit with Bank of the West, Pacific Coast Bankers’ Bank and The Independent Bank of $4,500,000, $6,000,000 and $5,000,000, respectively; to meet temporary liquidity requirements.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 10 percent of total assets (“primary liquidity”), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s primary liquidity at June 30, 2005 was 9.90 percent of total assets, while primary liquidity plus available borrowing was 21.00% of total assets.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  At June 30, 2005 the affect of a 2% increase in the federal funds sold rate, expressed, as a percentage of equity, was a positive 1.58%; while a 2% decrease in the federal funds sold rate, expressed, as a percentage of equity, was a negative 1.46%.

The Corporation’s sources of revenues and liquidity are the dividends, tax equalization payments or management fees from the Bank, gains on securities held in a trading account and the line of credit from the Pacific Coast Bankers’ Bank.  The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law.

Investment Securities

The Corporation maintains a trading account, at fair value, consisting of marketable securities.  At June 30, 2005 the account value was $854,500.  The Corporation has a $202,100 investment in AT Service LLC, which provides title insurance services for commercial, industrial and residential properties, as well as other real estate related financial and informational services, including escrow, real estate information, trustee sale guarantees and real estate tax exchanges.  The Corporation has a $10,000 investment in Metrocities Mortgage LLC.  In addition the Corporation has investments in Northern California Bancorp Trust I ($93,000) and Northern California Bancorp Trust II ($155,000), these are special-purpose trust subsidiaries which were formed to facilitate the issuance of trust preferred securities.

The following table sets forth the book and market value of the Bank’s investment securities at June 30, 2005:

	INVESTMENT PORTFOLIO MIX
	June 30, 2005
	Book	Market
	Value	Value
Securities Available for Sale

Government National Mortgage Association	1,087,600	1,078,200
U.S. Government Agency Securities	6,703,200	6,686,500
Corporate Debt Securities	657,000	657,000
Total	8,447,800	8,421,700

Held to Maturity
State/Local Agencies	6,425,000	6,712,400

Other Investments, at cost
AT Services LLC	202,100	202,100
Metrocities Mortgage, LLC	10,000	10,000
Federal Home Loan Bank stock, restricted	1,158,600	1,158,600
Northern California Bancorp, Inc. Trust I	93,000	93,000
Northern California Bancorp, Inc. Trust II	155,000	155,000
Pacific Coast Bankers’ Bank Stock	439,900	439,900
	2,058,600	2,058,600

The following table summarizes the maturity of the Bank’s investment securities at June 30, 2005:

	INVESTMENT PORTFOLIO MATURITIES
	(Dollars in thousands)
	Available for Sale
	Amortized Cost	Fair Value
Due between one and five years	4,703,200	4,688,800
Due between five and ten years	2,657,000	2,654,700
GNMA—Mortgage Backed Securities	1,087,600	1,078,200
	8,447,800	8,421,700

	Held to Maturity
	Amortized Cost	Fair Value
Due in over ten years	6,425,000	6,712,400

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as Defined in Section 13(a)–14(c) of the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s management within the 90-day period preceding the filing date of this quarterly report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls:  In the quarter ended June 30, 2005, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factor that could significantly affect these controls.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 4.  Submission of Matters to a vote of Security Holders.

The following proposals were presented to shareholders at the Corporation’s annual shareholders’ meeting held on May 19, 2005.

Proposal Number 1:          Election of Directors

	Number of Affirmative Votes	Number of Votes Withheld
Charles T. Chrietzberg, Jr.	1,323,208	2,554
Sandra G. Chrietzberg	1,323,208	2,554
Peter J. Coniglio	1,323,085	2,677
Carla S. Hudson	1,323,208	2,554
John M. Lotz	1,320,421	5,341

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

NORTHERN CALIFORNIA BANCORP, INC.

Date: August 11, 2005	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chairman of the Board &
Chief Executive Officer

Date: August 11, 2005	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and
Principal Accounting Officer