Form 10QSB
period 2005-09-30
NORTHERN CALIFORNIA BANCORP INC
filed 2005-11-14
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2005

☐   Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

for the period from           to

Commission File Number 0-27666

NORTHERN CALIFORNIA BANCORP, INC.

(Name of Small Business Issuer in its Charter)

Incorporated in the State of California
IRS Employer Identification Number 77-0421107
Address:  601 Munras Avenue, Monterey, CA  93940
Telephone: (831) 649-4600

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒                                                                          No                      ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes   ☐   No   ☒

As of October 31, 2005, the Corporation had 1,631,439 shares of common stock outstanding.

PART I-FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	SEPTEMBER 30 2005	DECEMBER 31 2004
ASSETS:
Cash and Due From Banks	4,521,300	5,614,000
Federal Funds Sold	15,420,000	11,195,000
Total Cash and Cash Equivalents	19,941,300	16,809,000
Trading Assets	866,500	803,700
Time Deposits with Other Financial Institutions	1,000,000	—
Investment Securities, available for sale (Note 2)	11,242,100	6,834,900
Investment Securities, held to maturity cost (fair value approximates $7,225,600 in 2005; $6,299,700 in 2004) (Note 2)	7,028,500	6,219,100
Other Investments (Note 3)	2,169,200	1,813,500
Loans Held for Sale	5,117,600	4,539,500
Loans, net of allowance for loan losses of $1,081,800 in 2005; $963,000 in 2004 (Note 4)	92,303,100	90,496,300
Bank Premises and Equipment, Net	4,314,000	2,217,600
Cash Surrender Value of Life Insurance	2,447,600	2,391,900
Interest Receivable and Other Assets	4,734,800	1,913,800

Total Assets	151,164,700	134,039,300

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Total Deposits (Note 5)	108,668,400	97,263,200
Federal Home Loan Bank Borrowed Funds	23,650,000	19,650,000
Junior Subordinated Debt Securities	8,248,000	8,248,000
Interest Payable and Other Liabilities	2,150,000	1,557,000
Total Liabilities	142,716,400	126,718,200

Shareholders’ Equity:
Common Stock - No Par Value
Authorized: 2,500,000 in 2005 and 2004
Outstanding:1,620,724 in 2005 and 1,566,658 in 2004	4,750,800	4,719,900
Retained Earnings	3,641,300	2,525,600
Accumulated Other Comprehensive Income (Loss)	56,200	75,600
Total Shareholders’ Equity	8,448,300	7,321,100
Total Liabilities & Shareholders’ Equity	151,164,700	134,039,300

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE-MONTH PERIOD ENDING SEPTEMBER 30		NINE-MONTH PERIOD ENDING SEPTEMBER 30
	2005	2004	2005	2004
INTEREST INCOME:
Loans	2,273,400	1,771,100	6,921,300	4,880,800
Time deposits with other financial institutions	8,300	—	19,300	—
Investment securities	218,600	135,000	565,700	310,700
Federal funds sold	118,500	39,700	242,600	91,600
Total Interest Income	2,618,800	1,945,800	7,748,900	5,283,100

INTEREST EXPENSE:
Interest-bearing transaction accounts	15,600	15,400	48,400	47,500
Savings and time deposit accounts	271,100	21,600	762,500	60,500
Time deposits in denominations of $100,000 or more	256,600	343,200	717,400	909,500
Notes payable and other	416,600	267,600	1,133,000	751,700
Total Interest Expense	959,900	647,800	2,661,300	1,769,200

Net Interest Income	1,658,900	1,298,000	5,087,600	3,513,900
Provision for loan losses	—	30,000	125,000	135,000
Net interest income, after provision for loan losses	1,658,900	1,268,000	4,962,600	3,378,900
OTHER INCOME:
Service charges on deposit accounts	134,200	131,800	451,300	390,100
Income from sales and servicing of Small Business Administration Loans	249,300	227,900	719,500	628,600
Other income	768,800	762,200	1,714,400	2,239,400
Total other income	1,152,300	1,121,900	2,885,200	3,258,100
NONINTEREST EXPENSE:
Salaries and Employee Benefits	740,200	722,400	2,395,200	2,240,900
Occupancy and Equipment Expense	187,300	156,700	474,700	430,400
Professional Fees	33,800	33,800	107,200	104,300
Data Processing	101,200	102,300	275,700	287,300
Other general and administrative	796,100	801,900	2,486,400	2,232,700
Total operating expenses	1,858,600	1,817,100	5,739,200	5,295,600

Income before tax provision	952,600	572,800	2,108,600	1,341,400
Income tax provision	398,400	237,600	992,800	555,200
Net income	554,200	335,200	1,115,800	786,200
Earnings per common share
Basic	0.344	0.214	0.693	0.502
Diluted	0.288	0.175	0.580	0.412

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,115,800	$786,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	169,800	143,400
Realized gain on sales of available-for-sale securities, net	—	(45,300)
Amortization of deferred loan (fees) costs	50,300	126,300
Amortization (accretion) of discounts and premiums on investment securities	4,000	17,900
Gain on sale of equipment	100	(1,100)
Provision for loan losses	125,000	135,000
(Increase) decrease in trading assets	(62,800)	(489,200)
(Increase) decrease in interest receivable	(31,200)	(69,300)
Increase in other assets	(2,781,600)	(1,791,900)
Increase in deferred tax asset	(41,400)	(10,700)
Increase (decrease) in interest payable	311,100	(7,700)
Increase (decrease) in other liabilities	281,900	31,300
Net used by operating activities	(859,000)	(1,175,100)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in time deposits	(1,000,000)	—
Proceeds from maturity of investment securities	420,700	8,416,100
Purchase of investments	(6,043,200)	(13,945,400)
Net (increase) decrease in loans	(30,943,800)	(27,577,200)
Loan purchases	(6,425,900)	(7,410,800)
Loan sales	35,387,600	21,133,700
(Increase) decrease in loans held for sale	(578,100)	1,400,000
Proceeds from sale of equipment	500	3,900
Additions to bank premises and equipment	(2,262,600)	(179,700)
Net cash used by investing activities	(11,444,800)	(18,159,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	11,405,200	13,901,400
Proceeds from borrowings	4,000,000	8,900,000
Repayment of borrowings	—	(8,000,000)
Proceeds from exercise of stock options	46,100	—
Repurchase of common stock and stock options	(15,200)	—
Net cash provided by financing activities	15,436,100	14,801,400

Net increase (decrease) in cash and cash equivalents	3,132,300	(4,533,100)

CASH AND CASH EQUIVALENTS, BEGINNING	16,809,000	17,193,100

CASH AND CASH EQUIVALENTS, ENDING	$19,941,300	$12,660,000

See Note 8 for supplemental disclosures

NOTES TO FINANCIAL STATEMENTS

(NOTE 1) BASIS OF PRESENTATION

The interim condensed financial statements of Northern California Bancorp, Inc. are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Company for the interim periods.  The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005.  The year-end balance sheet data at December 31, 2004 was derived from the audited financial statements.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2004.

	SEPTEMBER 30 2005	DECEMBER 31 2004

(NOTE 2) INVESTMENT SECURITIES:
Available for sale:
Corporate Debt Securities	648,000	751,700
Government National Mortgage Association	955,100	1,377,100
U.S. government Agencies	9,639,000	4,706,100
	11,242,100	6,834,900

Held to maturity:
State/Local Agency	7,028,500	6,219,100

(NOTE 3) OTHER INVESTMENTS
AT Services LLC	202,100	202,000
Metrocities Mortgage, LLC	10,000	—
Federal Home Loan Bank stock, restricted	1,169,200	923,600
Northern California Bancorp, Inc. Trust I	93,000	93,000
Northern California Bancorp, Inc. Trust II	155,000	155,000
Pacific Coast Bankers’ Bank Stock	439,900	439,900
Pan Pacific Bank	100,000	—
	2,169,200	1,813,500

(NOTE 4) LOANS and ALLOWANCE FOR POSSIBLE LOAN LOSSES:

Commercial and Industrial	19,343,300	19,314,300
Construction	9,424,100	7,372,500
Real Estate - Mortgage	64,141,000	64,339,200
Installment	662,000	622,000
Government Guaranteed Loans Purchased	46,800	51,400
	93,617,200	91,699,400
Allowance for loan losses	(1,081,800)	(963,000)
Deferred origination fees, net	(232,300)	(240,100)
Net Loans	92,303,100	90,496,300

Balance at Beginning of Period	963,000	774,800
Recoveries	1,400	3,200
Provision for Possible Loan Losses	125,000	185,000
Loans Charged Off	(7,600)	0
Balance at End of Period	1,081,800	963,000

(NOTE 5) DEPOSITS:

Demand	23,355,500	22,839,300
Interest-Bearing Demand	16,425,400	16,788,600
Savings	8,057,200	6,792,800
Time Under $100,000	31,068,300	26,574,700
Time Equal to or Greater than $100,000	29,762,000	24,267,800
	108,668,400	97,263,200

(NOTE 6) COMPREHENSIVE INCOME:

The components of other comprehensive income and related tax effects for the nine month periods ending September 30, 2005 and 2004 are as follows:

	2005	2004
Unrealized holding gains (losses) on available - for - sale securities and other assets, net	(35,100)	95,300
Tax effect	15,800	(42,900)

Net-of-tax amount	(19,300)	52,400

The components of accumulated other comprehensive income and related tax effects are as follows:

	2005	2004
Unrealized holding gains (losses) on available for sales securities	(81,100)	12,100
Unrealized holding gains on available for sale strip receivable	183,300	181,300
Tax effect	(46,000)	(87,000)

Net-of-tax amount	56,200	106,400

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

	3 Months Ended September 30		9 Months Ended September 30
	2005	2004	2005	2004
Net income:
As reported	$554,200	$335,200	$1,115,800	$786,200
Pro forma	$554,200	$335,200	$1,108,100	$694,200

Compensation cost, net of taxes	$—	$—	$7,700	$92,000

Earnings per share:
Basic - as reported	$0.344	$0.214	$0.693	$0.502
Basic - pro forma	$0.344	$0.214	$0.689	$0.443

Diluted - as reported	$0.288	$0.175	$0.580	$0.412
Diluted - pro forma	$0.288	$0.175	$0.576	$0.363

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

The fair value of these options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for 2005 and 2004: risk-free interest rate of 4.57% and 4.89% for 2005 and 2004, respectively; dividend yield of 0% and .017% for 2005 and 2004, respectively; expected option life of 4.7 years for both 2005 and 2004; and volatility of 20% in 2005 and 2004.  During the current year 10,000 options were granted, 16,500 options were exercised and 6,200 options were terminated.

(NOTE 8) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	9/30/05	9/30/04
Payments during the period ending:
Interest	2,326,600	1,777,000
Income Taxes	960,700	690,700

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

For the nine months ended September 30, 2005 net income was $1,115,800, compared to $786,200 for the same period in 2004.  For the nine months ended September 30, 2005 interest income after provision for loan losses increased $1,583,700, other income decreased $372,900, while operating expense increased $443,600 and income tax provision increased $437,600.

The following table sets forth certain selected financial ratios of the Corporation at and for the nine months ended, September 30, 2005 and 2004.

	The nine months Ended September 30, 2005	The nine months Ended September 30, 2004
	(Dollars in thousands except per share data)
	2005	2004

Summary of Operating Results:

Total interest income	7,749	5,283
Total interest expense	2,661	1,769
Net interest income	5,088	3,514

Provision for possible loan losses	125	135
Net interest income after provision for loan loss	4,963	3,379

Total other income	2,885	3,258
Total other expense	5,739	5,296

Income (loss) before taxes	2,109	1,341
Provision for income tax	993	555

Net income (loss)	1,116	786

Per Common Share Data:

Net income - Primary (1)	0.693	0.502
Net income - Diluted (2)	0.580	0.412
Book value, end of period	5.21	4.63
Avg shares outstanding(3)	1,609,327	1,566,658

Balance Sheet Data:

Total loans, net of unearned income (4)	97,421	89,101
Total assets	151,165	123,536
Total deposits	108,668	92,034
Stockholders’ equity	8,448	7,249

Selected Financial Ratios (5):

Return on average assets (6)	1.03%	0.89%
Return on average stockholders’ equity (6)	19.17%	15.44%
Net interest spread	4.78%	4.01%

Net interest margin	5.24%	4.41%

Avg shareholders’ equity to average assets	5.37%	5.75%

Risked-Based capital ratios
Tier 1	9.11%	8.62%
Total	15.23%	15.49%
Total loans to total deposits at end of period	89.65%	96.81%

Allowance to total loans at end of period	1.01%	1.02%

Nonperforming loans to total loans at end of period	0.14%	0.03%

Net charge-offs to average loans	0.00%	0.00%

(1)                    Primary earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year.  The weighted average number of common shares used for this computation was 1,609,327 and 1,566,658 for September 30, 2005 and 2004, respectively.

(2)                    Diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,923,179 and 1,910,561 for September 30, 2005 and 2004, respectively.

(3)                    Weighted average common shares.

(4)                    Includes loans being held for sale.

(5)                    Averages are of daily balances.

(6)                    September 30, 2005 calculated on an annualized basis.

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

Net interest income for the nine months ended September 30, 2005 was $5,087,600 compared to $3,513,900 for the same period in 2004.  The increase of $1,573,700 resulted from total interest income increasing $2,465,800, while total interest expense increased $892,100.  Average interest earning assets increased $24,599,000 (22.89%), while the average rate earned increased 133 basis points.  Average interest bearing liabilities increased $22,072,000 (24.31%), while the average rate paid increased 54 basis points.

The following table shows the components of the Bank’s net interest income, setting forth, for each the nine months ended September 30, 2005 and 2004, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v) the net interest yield on average interest-earning assets (i.e., net interest income divided by average interest-earning assets).  Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on non-taxable securities of $103,300 and $40,700 in 2005 and 2004, respectively.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

	Nine months Ended September 30,						Twelve Months Ended December 31,
	2005			2004			2004
	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate
	(Dollars in thousands)
Interest Earning Assets:
Time Deposits - Financial Inst.	890	19	2.89	—	—	—	—	—	—
Invest securities - Taxable	11,244	335	3.97	9,400	218	3.09	10,755	301	2.80
Invest securities - Tax free	6,505	333	6.83	2,160	131	8.10	3,456	226	6.55
Federal funds sold	10,754	243	3.01	10,712	92	1.14	10,479	141	1.35
Total investments	29,393	930	4.22	22,271	441	2.64	24,691	669	2.71

Loans
Construction	10,764	926	11.47	7,454	613	10.97	7,384	794	10.76
Real estate	67,079	4,356	8.66	58,305	3,220	7.36	59,393	4,500	7.58
Installment	633	39	8.29	544	31	7.57	548	40	7.38
Commercial	24,204	1,600	8.81	18,900	1,019	7.19	19,545	1,421	7.27
Total loans	102,680	6,921	8.99	85,204	4,883	7.64	86,870	6,756	7.78

Total Interest earning assets	132,073	7,851	7.93	107,475	5,324	6.60	111,561	7,425	6.66

Interest Bearing Liabilities:
Int-bearing demand	12,664	24	0.25	13,299	25	0.25	13,099	33	0.25
Money market savings	4,315	24	0.75	3,683	23	0.82	3,894	32	0.81
Savings deposits	7,957	59	0.99	7,930	60	1.02	7,924	81	1.02
Time deposits >$100M	28,526	717	3.35	17,611	391	2.96	18,795	562	2.99
Time deposits <$100M	29,444	704	3.19	23,565	518	2.93	24,264	711	2.93
Other Borrowing	29,942	1,133	5.05	24,687	752	4.06	24,347	1,018	4.18
Total interest bearing liabilities	112,848	2,661	3.14	90,776	1,769	2.60	92,324	2,436	2.64

Net interest income		5,190			3,554			4,989

Net interest spread			4.78			4.01			4.02

Net yield on interest earning assets			5.24			4.41			4.47

INTEREST SPREAD ANALYSIS (Continued):

	Nine months Ended September 30, 2005 vs 2004			Twelve Months Ended December 31, 2004 vs 2003
	Increase (Decrease) Due to changes			Increase (Decrease) Due to Changes
	Avg Volume	Avg Rate	Total	Avg Volume	Avg Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Time Deposits - Financial Inst.	19	0	19	0	0	0
Invest securities - Taxable	43	74	117	97	(96)	2
Invest securities - Tax free	264	(62)	202	226	0	226
Federal funds sold	0	151	151	17	27	44
Total investments	326	163	489	341	(69)	273

Loans
Construction	272	40	313	339	86	425
Real estate	485	651	1,136	923	(8)	915
Installment	5	3	8	4	(1)	3
Commercial	286	295	581	231	8	239
Total loans	1,048	991	2,038	1,497	84	1,582

Total Interest Earning Assets	1,374	1,153	2,527	1,838	16	1,854

Interest Bearing Deposits:
Int-bearing demand	(1)	0	(0)	6	0	6
Money market savings	4	(2)	2	11	(2)	9
Savings deposits	0	(2)	(2)	20	(1)	19
Time deposits >$100M	242	84	326	75	(24)	51
Time deposits <$100M	129	56	185	129	(36)	93
Other Borrowing	160	221	381	306	32	338

Total interest bearing deposits	535	357	893	547	(32)	516

Net change in net interest	840	796	1,635	1,290	47	1,338

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

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At September 30, 2005 and 2004 the Bank’s allowance stood at 1.10 percent and 1.02 percent of gross loans, respectively.  A provision of $125,000 was made to the allowance during the nine months ended September 30, 2005, compared with a provision of $135,000 for the same period in 2004.  Loans charged off during the nine months ended September 30, 2005 totaled $7,600 while no loans were charged during the same period in 2004.  Recoveries for the same periods were $1,400 and $1,600, respectively.

The Bank’s non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans were 0.14 percent at September 30, 2005 compared with 0.03 percent for the same period in 2004.

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

Non-Interest Income

Total other income for the nine months ended September 30, 2005 was $2,885,200 compared with $3,258,100 for the same period in 2004.  The decrease of $372,900 was the result of income from SBA loan sales and servicing increasing $90,900 and service charges on deposit accounts increasing $61,200; while income from other service charges, commissions and fees decreased $525,000.  The decrease in other service charges, commissions and fees was due primarily to a $408,700 mark to market loss on trading assets, and a decrease of $137,500 in commercial banking origination fees.  The decrease in commercial banking origination fees was offset by an increase in loan commitment fees, as the Bank has increased its sales of loan participations reducing the volume of loans producing origination fees.

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

Non-Interest Expense

Salary and benefits expense for the nine months ended September 30, 2005 increased $154,300 compared with the same period in 2004.  The increase was due merit pay increases, increased employee benefits cost and increased bonus accrual.

Total occupancy and equipment expense for the nine months ended September 30, 2005 was $474,700 compared to $430,400 for the same period in 2004.

Professional fees for the nine months ended September 30, 2005 were $107,200 compared to $104,300 for the same period in 2004.

Data processing expense for the nine months ended September 30, 2005 was $275,700 compared to $287,300 for the same period in 2004.

Other general and administrative expenses for the nine months ended September 30, 2005 totaled $2,486,400 compared with $2,232,700 for the same period in 2004.  Significant changes occurred in the following categories with increases in provision for possible losses on debt securities $102,000, director fees $41,000, possible losses on unfunded commitments $40,000,  donations $31,800, advertising $17,100,  telephone $13,800, bank fees $10,900, credit card program expense $9,200, shareholder expenses $9,100, insurance expense $9,100, stationary/supplies $8,900, dues/memberships $6,800 and subscriptions and publications $6,600; while decreases occurred in loan expense $43,800, business development/promotions $7,300, travel expense $7,000 and postage $5,600.

LOANS

Loans represented 77.74% of average earning assets, and 71.31% of average total assets for the nine months ended September 30, 2005 compared with 79.28% and 72.47%, respectively during 2004. For the nine months ended September 30, 2005, average loans increased 20.51% from $85,204,000 for the same period in 2004 to $102,680,000.  Average construction loans increased $3,310,000 (44.40%) real estate loans increased $8,774,000 (15.05%), commercial loans increased $5,304,000 (28.06%) and average installment loans increased $89,000 (16.32%).

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

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”):

	Nine months Ended September 30,
	2005	2004
	(Dollars in thousands)

Accruing, past due 90 days or more:

Real Estate	0	0
Commercial	0	0
Installment	0	0
Other	0	0
Total accruing	0	0

Nonaccrual Loans:

Real Estate	0	0
Commercial	102	26
Installment	0	0
Other	0	0
Total nonaccrual	102	26

Total nonperforming	102	26

Total loans end of period	97,421	89,101

Ratio of nonperforming loans to total loans at end of period	0.11%	0.03%

These ratios have been maintained as a result of conservative underwriting criteria, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel).  The Bank does not have any foreign loans or loans for highly leveraged transactions.

Summary of Loan Loss Experience

	Nine months Ended September 30, 2005	Nine months Ended September 30, 2004
	(Dollars in thousands)

Average loans outstanding	102,680	85,204

Allowance, beginning of period	963	775

Loans charged off during period:
Commercial	8	0
Installment	0	0
Real Estate	0	0
Other	0	0
Total charge offs	8	0

Recoveries during period:
Real Estate	0	0
Commercial	1	2
Installment	0	0
Other	0	0
Total recoveries	1	2

Net Loans charged off during the period	6	(2)

Additions to allowance for possible loan losses	125	135

Allowance, end of period	1,082	912

Ratio of net loans charged off to average Loans outstanding during the period	0.01%	0.00%

Ratio of allowance to total loans at end of period	1.10%	1.02%

Funding Sources

Average deposits for the nine months ended September 30, 2005 were $104,808,000 an increase of 22.88% compared with the same period in 2004.  Average certificates of deposit represented 55.31% of average deposits for the nine months ended September 30, 2005.  Average interest bearing checking, money market and savings accounts as a group was 23.79% of average deposits.  Average demand deposits represented 20.90% of average deposits.

The following table sets forth the scheduled maturities of the Company’s time deposits in denominations of $100,000 or greater at September 30, 2005:

Maturities of Time Deposits of
$100,000 or More
(Dollars in Thousands)

Three months or less	$10,875
Over three months through six months	7,820
Over six months through twelve months	5,562
Over twelve months	5,505
Total	$29,762

The Bank has lines of credit from the Federal Home Loan Bank of San Francisco, Bank of the West, Pacific Coast Bankers’ Bank and The Independent Bank with available borrowing capacity on September 30, 2005 of $3,361,600, $4,500,000, $6,000,000 and $5,000,000, respectively.  The Federal Home Loan Bank line of credit has a maximum borrowing capacity of twenty five percent (25%) of the Bank’s total assets, adjusted quarterly.  The Federal Home Loan Bank line of credit is secured by some of the Bank’s real estate secured loans and securities.  At September 30, 2005 the total principal balances of pledged loans was $27,696,900 and securities of $10,513,800.  The following table provides information on nine (9) advances totaling $23,650,000 outstanding at September 30, 2005.

Amount	Rate	Funding Date	Maturity Date
3,900,000	2.83%	10/29/02	10/31/05
1,000,000	2.54%	2/4/03	2/6/06
1,000,000	1.77%	3/9/04	3/9/06
2,750,000	3.44%	9/27/02	9/27/07
3,000,000	4.30%	6/17/05	6/17/10
1,000,000	7.72%	6/1/00	6/3/30
4,000,000	5.96%	8/2/04	7/28/34
5,000,000	5.63%	12/24/04	12/22/34
2,000,000	5.13%	5/4/05	5/1/35

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

Capital Resources

The Company maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends.  At September 30, 2005, stockholders’ equity was $8,448,300 versus $7,321,100 at December 31, 2004.  The Company paid a $0.165 per share cash dividend in 2004.  The Bank paid no cash dividends during the nine months ended September 30, 2005.

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

Under current rules, all banks are required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 risk-based capital ratio of 12.58% and a total risk-based capital ratio of 13.57% at September 30, 2005, well above the minimum regulatory requirements.  The Company had a Tier 1 risk-based capital ratio of 9.11% and a total risk-based capital ratio of 15.23% at September 30, 2005.

The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill.  The Company had a leverage capital ratio of 6.79% at September 30, 2005 while the Bank’s leverage capital ratio was 9.36%.

Under regulatory guidelines, the $8 million in Trust Preferred Securities outstanding will qualify as Tier 1 capital up to 25% of Tier 1 capital.  Any additional Trust Preferred Securities will qualify as Tier 2 capital.

Liquidity

Liquidity represents a bank’s ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs.  For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings.  In addition, the Bank has a secured line of credit from the Federal Home Loan Bank of San Francisco of approximately $33,155,500 and unsecured federal funds lines of credit with Bank of the West, Pacific Coast Bankers’ Bank and The Independent Bank of $4,500,000, $6,000,000 and $5,000,000, respectively; to meet temporary liquidity requirements.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 10 percent of total assets (“primary liquidity”), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s primary liquidity at September 30, 2005 was 15.79 percent of total assets, while primary liquidity plus available borrowing was 26.64 percent of total assets.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  At September 30, 2005 the affect of a 2% increase in the federal funds sold rate, expressed, as a percentage of equity, was a positive 4.93%; while a 2% decrease in the federal funds sold rate, expressed, as a percentage of equity, was a negative 4.90%.

The Corporation’s sources of revenues and liquidity are the dividends, tax equalization payments or management fees from the Bank, gains on securities held in a trading account and the line of credit from the Pacific Coast Bankers’ Bank.  The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law.

Investment Securities

The Corporation maintains a trading account, at fair value, consisting of marketable securities.  At September 30, 2005 the account value was $854,500.  The Corporation has a $202,100 investment in AT Service LLC, which provides title insurance services for commercial, industrial and residential properties, as well as other real estate related financial and informational services, including escrow, real estate information, trustee sale guarantees and real estate tax exchanges.  The Corporation has a $10,000 investment in Metrocities Mortgage LLC.  In addition the Corporation has investments in Northern California Bancorp Trust I ($93,000) and Northern California Bancorp Trust II ($155,000), these are special-purpose trust subsidiaries which were formed to facilitate the issuance of trust preferred securities.

The following table sets forth the book and market value of the Bank’s investment securities at September 30, 2005:

	INVESTMENT PORTFOLIO MIX September 30, 2005
	Book Value	Market Value
Securities Available for Sale
Government National Mortgage Association	966,900	955,100
U.S. Government Agency Securities	9,708,600	9,639,000
Corporate Debt Securities	648,000	648,000
Total	11,323,500	11,242,100

Held to Maturity
State/Local Agencies	7,028,500	7,225,600

Other Investments, at cost
AT Services LLC	202,100	202,100
Metrocities Mortgage, LLC	10,000	10,000
Federal Home Loan Bank stock, restricted	1,169,200	1,169,200
Northern California Bancorp, Inc. Trust I	93,000	93,000
Northern California Bancorp, Inc. Trust II	155,000	155,000
Pacific Coast Bankers’ Bank Stock	439,900	439,900
Pan Pacific Bank	100,000	100,000
	2,169,200	2,169,200

The following table summarizes the maturity of the Bank’s investment securities at September 30, 2005:

	INVESTMENT PORTFOLIO MATURITIES (Dollars in thousands) Available for Sale
	Amortized Cost	Fair Value
Due between one and five years	7,708,600	7,654,500
Due between five and ten years	2,648,000	2,632,500
GNMA – Mortgage Backed Securities	966,900	955,100
	11,323,500	11,242,100

	Held to Maturity
	Amortized Cost	Fair Value
Due in over ten years	7,028,300	7,225,600

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

(b) Changes in Internal Controls:  In the quarter ended September 30, 2005, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factor that could significantly affect these controls.

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

NORTHERN CALIFORNIA BANCORP, INC.

Date: November 10, 2005	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chairman of the Board &
Chief Executive Officer

Date: November 10, 2005	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and
Principal Accounting Officer