Form 10KSB
period 2005-12-31
NORTHERN CALIFORNIA BANCORP INC
filed 2006-03-27
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) for fiscal year ended December 31, 2005

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the period from to

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒       No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☐

Indicate by check mark whether the registrant is a shell company (as defined is Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Revenues for the year ended December 31, 2005; $ 15,052,800.

As of March 1, 2006, the Corporation had 1,631,439 shares of common stock out-standing. The aggregate market value of voting stock held by non-affiliates of the Corporation was $7,354,300, based on the most recent sale at $10.00 per share on February 24, 2006.

The following documents are incorporated by reference to the parts indicated of this Form 10-KSB:

1.     Portions of the Independent Auditor’s Report for the fiscal year ended December 31, 2005 are incorporated by reference in Part II Item 7.

FORM 10-KSB CROSS REFERENCE INDEX

		PAGE

PART I
ITEM 1	Business	3
ITEM 2	Properties	18
ITEM 3	Legal Proceedings	19
ITEM 4	Submission of Matters to a Vote of Security Holders	19

PART II
ITEM 5	Market for the Corporation’s Common stock and Related Stockholder Matters	19
ITEM 6	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
ITEM 7	Financial Statements and Supplementary Data	46
	Independent Auditors’ Report on the Financial Statements	FS 1
	Consolidated Balance Sheets at December 31, 2004 and 2003	FS 2
	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2004	FS 3
	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2004	FS 4
	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004	FD 5-6
	Notes to Consolidated Financial Statements	FS 7-48
ITEM 8	Changes in and Disagreements with Accountants and Financial Disclosure	46
ITEM 8A	Controls and Procedures	46
ITEM 8B	Not Applicable	47

PART III
ITEM 9	Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act	48
ITEM 10	Executive Compensation	50
ITEM 11	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters	53
ITEM 12	Certain Relationships and Related Transactions	54
ITEM 13	Exhibits and Reports	55
ITEM 14	Principal Accountant Fees and Services	56
	Signatures	57

PART I

Certain matters discussed or incorporated by reference in this Annual Report of Form 10-K including, but not limited to, those described in “Item 6 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, (1) competitive pressure in the banking industry increasing significantly; (2) changes in the interest rate environment reduces margins; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; and (6) changes in securities markets. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Corporation.

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

BANK SUBSIDIARY

Monterey County Bank, an independent, California chartered commercial banking corporation was chartered by the State of California on July 30, 1976. The Bank’s customer base includes individuals, small and medium sized businesses and a variety of government agencies with residences, offices or other relationships located in or about the city and county of Monterey, California, including the cities of Carmel and Pacific Grove. The Bank offers its customers a wide variety of the normal personal, consumer and commercial services expected of a locally owned, independently operated bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation “FDIC”, and, as such, the Bank is subject to regulations by that federal agency and to periodic audits of its operations and documentary compliance by “FDIC” personnel. As a state chartered bank, which is not a member of the Federal Reserve System, it is also regulated and periodically examined by the California State Department of Financial Institutions.

The Bank’s activities are conducted at its principal offices, 601 Munras Ave., Monterey, California and at its three branch offices in Carmel-By-The-Sea, Carmel Valley and Pacific Grove, California and a loan production office in Monterey, California.

At December 31, 2005 the Bank had total assets, deposits and shareholders’ equity of approximately $162,645,100, $118,120,100 and $8,930,900, respectively.

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

EMPLOYEES

At December 31, 2005 the Northern California Bancorp, Inc. and its subsidiary Monterey County Bank employed a total of 47 full time equivalent persons.

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

The Bank entered into an agreement with Genesis Financial Solutions, a purchaser of charged-off consumer credit card balances, to market a MasterCard credit card program. The Bank will be issuing the cards, but the credit card balances will be 100 percent owned by Genesis Financial Solutions. The program was implemented in the first quarter of 2005 with the initial card solicitations being mailed in February 2005; 14,741 active cards were on file at December 31, 2005. The Bank’s 2005 revenues from the program were $95,400. Genesis Financial Solutions maintains on deposit with the Bank amounts equal to the total available credit of the portfolio, the total of five (5) days average settlement activity for the prior month.

The Bank entered into an agreement in February 2006 with GC Acquisitions, LLC (“GCA”), the owner of a portfolio of consumer credit card contracts and receivables, under which the Bank will offer MasterCard® credit cards to qualifying GCA credit card contract holders. GCA will, through its affiliates, agents and vendors, establish new credit card accounts with the Bank for certain of its existing credit card contract holders, service the credit card accounts and own the receivables generated from the accounts. GCA will maintain reserve deposits with the Bank based on cardholder activity and available credit. The initial card issuance is projected to begin in April 2006 with the number of cards to be issued estimated at approximately two hundred fifty thousand (250,000). The Bank’s revenues from the program will be dependent on the number of cards in the portfolio and the amount of reserve deposits maintained.

The Bank has implemented a pre-paid debit card program. The program is marketed by third parties through employer payroll programs and check cashing facilities, through Internet websites for purchasers of the websites’ products and services. Holders of the pre-paid cards will be able to have additional funds added to the card balance, make point of sale purchases and withdraw cash through automated teller machines. The Bank will be issuing the pre-paid cards and maintaining the funds held on the cards. The Bank’s revenues from the program will be in the form of transaction fees and earnings from investing the funds held on the cards. Revenues from the program were $13,800, $8,300 and $2,100 in 2005, 2004 and 2003, respectively.

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

•      Provides for mandated internal control report and assessment with the annual report and an attestation and a report on such report by the company’s auditor.

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

Capital Adequacy Standards

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

A banking organization’s qualifying total capital consists of two components: Tier I capital (core capital) and Tier 2 capital (supplementary capital). Tier I capital consists primarily of common stock, related surplus and retained earnings, qualifying noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries. Trust preferred securities qualify as Tier 1 capital up to a maximum of 25% of capital. Any additional portion will qualify as Tier 2 capital. Intangibles, such as goodwill, are generally deducted from Tier 1 capital; however, purchased mortgage servicing rights and purchased credit card relationships may be included, subject to certain limitations. At least 50% of the banking organization’s total regulatory capital must consist of Tier 1 capital.

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

At December 31, 2005, the Bank met the tests to be categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.

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

Premiums for Deposit Insurance

The FDIC adopted regulations implementing a risk-based premium system required by federal law. Under the regulations which cover the assessment periods commencing on and after January 1, 1994, insured depository institutions are required to pay insurance premiums within a range of $.23 cents per $100 of deposits to $.31 cents per $100 of deposits depending on their risk classification. The FDIC, effective September 30, 1995, lowered assessments from their rates of $.23 to $.31 per $100 of insured deposits to rates of $.04 to $.31, depending on the health of the bank, as a result of the re-capitalization of the BIF. The FDIC may alter the existing assessment rate structure for deposit insurance and may change the base assessment rate (currently, 4 to 31 basis points per year) by rulemaking with notice and comment. Without notice or comment, the FDIC may increase or decrease the current rate schedule uniformly by as much as 5 basis points, as deemed necessary to maintain the target designated reserve ratio 1.25 percent (fund balance to estimated insured deposits). The insured deposit rates for 2005 were $.00 to $.27. These rates are projected to continue through the first half of 2006.

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

The FICO assessment rate is adjusted quarterly to reflect changes in the assessment basis of the respective funds based on the quarterly Call Report and the Thrift Financial Report submissions. The FICO quarterly rates for 2005 were 1.44, 1.44, 1.34 and 1.34. The FICO quarterly rate for the first quarter of 2006 is 1.32.

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

The Interstate Act also permitted affective June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state’s banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirement and conditions as for a merger transaction.

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

The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agencies; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A national bank (and therefore, a state bank as well) may also engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a Community Reinvestment Act rating of satisfactory or better.

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

ITEM 2. PROPERTIES

The main office of the Bank, which also serves as the principal office of the Corporation, is located at 601 Munras Ave., Monterey, California 93940. This facility contains a lobby, executive and customer service offices, teller stations, safe deposit boxes and related non-vault area, vault, operations area, lounge and miscellaneous areas. A drive-through facility and adequate paved parking are also on the premises. Both the land and all improvements thereto are owned by the Bank. The Bank currently operates three branch offices in Carmel-By-The-Sea, Carmel Valley and Pacific Grove, California, all within approximately 10 miles from the Bank’s main office. The Bank also has a loan production office located in Monterey, California. The land and improvements dedicated to the Carmel-By-The-Sea, Carmel Valley and Pacific Grove branch offices and the loan production office are leased. See Footnote 12 to the Corporation’s financial statements included herewith. In March 2005 the Bank purchased a building located at 565 Abrego St., Monterey, CA 93940. This facility located within a city block of the Bank’s main office will be utilized for additional office space.

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

PART II

ITEM 5. MARKET FOR THE CORPORATION’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The Corporation’s stock, which is held by approximately 530 persons, began trading on the National Association of Securities Dealers Automated Quotations (NASDAQ) system in May 2005.  In addition to the limited trading on the NASDAQ, stock symbol NRLB; the Corporation also has knowledge of a limited number of transactions conducted between individual shareholders.

The Corporation repurchased 3,795 shares of common stock at $4.00 per share in 2005 and 5,368 at $4.00 in 2003; no shares were repurchased in 2004.

The following table sets forth, according to information known to the Corporation, the price paid per share in, and volume of, transactions in the Corporation’s stock during the quarters ended March 31, 2003 to December 31, 2005.

Quarter/Year	Price	Volume (1)

1st quarter of 2003	3.00	46
2nd quarter of 2003	3.00-4.00	1,273
3rd quarter of 2003	3.00-4.00	45,948
4th quarter of 2003	3.00	504

1st quarter of 2004	3.00	1,438
2nd quarter of 2004	3.00-4.00	3,795
3rd quarter of 2004	3.00	166
4th quarter of 2004	—	—

1st quarter of 2005	—	—
2nd quarter of 2005	3.00-6.75	2,913
3rd quarter of 2005	4.00-5.35	6,873
4th quarter of 2005	4.00-8.15	8,083

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

The Bank’s payment of dividends, as a California chartered commercial banking corporation, is regulated by the California Financial Code. Under the California Financial Code, funds available for cash dividend payments by the Bank are restricted to the lessor of: (i) retained earnings; or (ii) the Bank’s net income for its last three fiscal years (less any distributions to the stockholders made during such period). As of December 31, 2005 the Bank had $7,478,900 in retained earnings. The Bank’s net income for the last three fiscal years less distributions to stockholders was $4,746,000.

In December 2005, 2004 and 2003 the Corporation paid cash dividends of $0.20, $0.165 and $0.15 per share, respectively. The Bank paid cash dividends totaling $50,000 to the Corporation during 2003; no dividends were paid in 2004 or 2005.

Recent Sales of Unregistered Securities

The following information relates to securities of the Company or its subsidiaries issued or sold within the past three years, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

On March 27, 2003, the Company’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust I (the “Trust”) issued $3,000,000 of principal amount of Floating Rate TRUPS® (Capital Trust Pass-through Securities) (the “Trust Preferred Securities”). Bear Stearns & Co. acted as placement agent in connection with the offering of the Trust Preferred Securities with aggregate commission of approximately $90,000 paid to Bear Stearns & Co. by Northern California Bancorp, Inc. Trust I in connection with such placement services. The securities bear a floating rate of interest of 3.25% over the three month LIBOR rate (4.15% + 3.250% = 7.40% at December 31, 2005), payable quarterly. Concurrent with the issuance of the Trust Preferred Securities, the Trust used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Company. The Subordinated Debentures are the sole assets of the Trust. The Company will pay interest on the Junior Subordinated Debentures to the Trust, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on April 7, 2033, but can be redeemed under certain circumstances at a premium prior to April 7, 2008, and can be redeemed, in whole or in part, on any January 7, April 7, July 7 or October 7 occurring on or after April 7, 2008 at par. The Company fully and unconditionally guarantees the obligations of the Trust, on a subordinated basis. The Company received $2.91 million from the Trust upon issuance of the Junior Subordinated Debentures, of which $1 million was contributed by the Company to the Bank to increase its capital, $1.14 million was used to retire existing Company debt and the remainder held as working capital. The Subordinated Debt Securities were not registered under the Securities Act in reliance on the exemption set forth in Section 4(2) thereof.

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

On November 13, 2003, the Company’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust II (the “Trust”) issued $5,000,000 of principal amount of Floating Rate TRUPS® (Capital Trust Pass-through Securities) (the “Trust Preferred Securities”). Citigroup Global Markets, Inc. acted as placement agent in connection with the offering of the Trust Preferred Securities with aggregate commission of approximately $40,000 paid to Citigroup Global Markets, Inc. by Northern California Bancorp, Inc. Trust II in connection with such placement services. The securities bear a floating rate of interest of 2.85% over the three month LIBOR rate (4.25% + 2.85% = 7.10% at December 31, 2005), payable quarterly. Concurrent with the issuance of the Trust Preferred Securities, the Trust used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Company. The Subordinated Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company will pay interest on the Junior Subordinated Debentures to the Trust, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on November 8, 2033, but can be redeemed under certain circumstances at a premium prior to August 8, 2008, and can be redeemed, in whole or in part, on any February 8, May 8, August 8 or November 8 occurring on or after August 8, 2008 at par. The Company fully and unconditionally guarantees the obligations of the Trust, on a subordinated basis. The Company received $4.96 million from the Trust upon issuance of the Junior Subordinated Debentures, of which $2.5 million was contributed by the Company to the Bank to increase its capital and the remainder held as working capital.

The sale of the Trust Preferred Securities was part of a larger transaction arranged by Citigroup Global Markets, Inc., pursuant to which the Trust Preferred Securities were deposited into a special purpose vehicle along with similar securities issued by a number of other banks and the special purpose vehicle then issued its securities to the public (the “Pooled TRUPS®“). The Pooled TRUPS® were sold by Citigroup Global Markets, Inc., Inc. only (i) to those entities Citigroup Global Markets, Inc., Inc. reasonably believed were qualified institutional buyers (as defined in Rule 144A under the Securities Act), (ii) to “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) or Regulation D promulgated under the Securities Act) or (iii) in offshore transactions in compliance with Rule 903 of Regulation S under the Securities Act. The Trust Preferred Securities were not registered under the Securities Act in reliance on exemptions set forth in Rule 144A, Regulation D and Regulation S, as applicable.

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

Net income for each of the last three years was $1,929,300 in 2005, $1,065,200 in 2004, and $839,800 in 2003. The primary net income per share for each of the last three years was $1.20, $.68, and $.55 respectively. The diluted net income per share for the same time periods was $1.00, $.56 and $.47, respectively. Return on average shareholders’ equity was 24.15%, 15.35% and 13.84% in 2005, 2004 and 2003, respectively. Return on average assets was 1.24%, 0.88%, and 0.88% in 2005, 2004 and 2003, respectively.

The increase in earnings in 2005 was due to increases of $2,134,500 in net interest income after provision for loan losses, $135,200 in non-interest income, $696,800 in non-interest expense and $708,800 in income tax expense.

The increase in earnings in 2004 was due to increases of $1,240,700 in net interest income after provision for loan losses; partially offset by a decrease of $131,700 in non-interest income and increases of $761,500 in non-interest expense and $122,100 in income tax expense.

The increase in earnings in 2003 was due to increases of $682,800 in net interest income after provision for loan losses and $717,300 in non-interest income; partially offset by increases of $764,400 in non-interest expense and $304,500 in income tax expense.

The following table provides a summary of the income statement, balance sheet, and selected ratios for the last five years. A more detailed analysis of each component of net income is included under the appropriate captions, which follows.

	As of and for the years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands except per share data)
Summary of Operating Results:

Total interest income	$10,691	$7,355	$5,569	$4,876	$5,440
Total interest expense	3,672	2,435	1,920	1,948	2,526
Net interest income	7,019	4,920	3,649	2,928	2,914

Provision for possible loan losses	150	185	155	117	185
Net interest income after provision for loan loss	6,869	4,735	3,494	2,811	2,729

Total other income	4,362	2,222	2,403	1,805	1,496
Total other expense	7,813	5,111	4,399	3,754	3,633

Income (loss) before taxes	3,419	1,846	1,498	863	592
Provision for income tax	1,489	781	659	354	231

Net income (loss)	1,929	1,065	840	509	361

Per Common Share Data:

Net income - Primary (1)	$1.195	$0.676	$0.550	$0.343	$0.246
Net income - Diluted (2)	$1.003	$0.555	$0.480	$0.292	$0.212
Book value, end of period (3)	$5.55	$4.55	$4.09	$3.77	$3.48
Avg shares outstanding (4)	1,576,589	1,576,589	1,528,268	1,483,493	1,469,489

Balance Sheet Data:

Total loans, net of unearned income (5)	$107,300	$95,036	$76,908	$60,257	$52,562
Total assets	162,645	134,039	107,872	86,279	79,735
Total deposits	118,120	97,263	78,132	67,616	68,332
Stockholders’ equity (6)	8,931	7,321	6,411	5,639	5,087

	As of and for the Years Ended December 31,
	2005	2004	2003	2002	2001
Selected Financial Ratios:

Return on average assets (5)	1.24%	0.88%	0.88%	0.63%	0.48%

Return on average stockholders’ equity (5)	24.15%	15.35%	13.84%	10.49%	7.87%

Net interest spread	4.31%	4.02%	3.92%	3.22%	3.57%

Net interest margin	4.88%	4.47%	4.30%	3.88%	4.37%

Avg shareholders’ equity to average assets	5.15%	5.75%	6.35%	5.99%	6.09%

Risked-Based capital ratios
Tier 1	8.70%	8.56%	9.00%	8.10%	8.20%
Total	14.30%	15.30%	17.30%	9.10%	9.10%

Total loans to total deposits at end of period	90.84%	97.71%	98.43%	89.12%	76.92%

Allowance to total loans at end of period	1.02%	1.00%	1.00%	1.04%	1.06%

Nonperforming loans to total loans at end of period	0.00%	0.04%	0.04%	0.06%	0.70%

Net charge-offs to average loans	0.01%	0.00%	0.03%	0.18%	0.18%

(1)           Basic earnings per share amounts were computed on the basis of the weighted average number of shares of common stock during the year. The weighted average number of shares used for this computation was 1,614,196 for 2005, 1,576,589 for 2004, 1,528,268 for 2003, 1,483,493 for 2002 and 1,469,489 for 2001.

(2)           Fully diluted earnings per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include employee stock options. The weighted average number of shares used for this computation was 1,923,532, 1,919,512, 1,796,859, 1,744,082 and 1,701,827 in 2005, 2004, 2003, 2002 and 2001, respectively.

(3)           Weighted average common shares.

(4)           Includes loans being held for sale.

(5)           Averages are of daily balances.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Bank’s financial statements and accompanying notes.  Management believes that the judgments, estimates and assumptions used in preparation of the Bank’s financial statements are appropriate given the factual circumstances as of December 31, 2005.

Various elements of the Bank’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact of the Bank’s results of operation.  In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Bank’s financial statements to those judgments, estimates and assumptions, are critical to an understanding of the Bank’s financial statements.  This policy relates to the methodology that determines the allowance for loan and lease losses.  Management has discussed the development and selection of this critical accounting policy with the Audit Committee of the Board of Directors.  Although Management believes the level of the allowance at December 31, 2005 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time.   For further information regarding the allowance for loan losses see “Provision and Allowance for Loan Losses,” and Note 6 to the Bank’s audited financial statements included elsewhere herein.

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

The following table summarizes the Corporation’s net interest income. Yields are computed on a tax-equivalent basis, no tax-exempt securities were held during the year ended December 31, 2003.

	Years Ended December 31,			Increase (Decrease) From Prior Year
	2005	2004	2003	2005/2004		2004/2003
				Amt	%	Amt	%
	(Dollars in thousands)
Interest Income	$10,691	$7,355	$5,570	$3,336	45.36	$1,785	32.04
Interest Expense	3,672	2,435	1,920	1,237	50.78	515	26.85
Net Interest Income	$7,019	$4,920	$3,649	$2,099	42.07	$1,270	34.78

Net interest income increased $2,099,500 or 42.07% from 2004 to 2005. Average interest bearing assets increased 28.21%, while the average rate earned increased 72 basis points, resulting in an increase of $3,335,900 in total interest income. Interest expense increased $1,236,400 the result of a 29.72% increase in average interest bearing liabilities, while the average rate paid increased 43 basis points.

Net interest income increased $1,270,000 or 34.78% from 2003 to 2004. Average interest bearing assets increased 29.06%, while the average rate earned increased 10 basis points, resulting in an increase of $1,785,400 in total interest income. Interest expense increased $514,700 the result of a 26.94% increase in average interest bearing liabilities, while the average rate paid remained the same.

The following table shows the components of net interest income, setting forth, for each of the three years ended December 31, 2005, 2004 and 2003 (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v) the net interest yield on average interest-earning assets (i.e., net interest income divided by average interest-earning assets). Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on non-taxable securities of $137,900 and $70,200 in 2005 and 2004, respectively; no tax-exempt securities were held in 2003. Non-accrual loans and overdrafts are included in average loan balances. Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

	2005			2004			2003
	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate
	(Dollars in thousands)
Interest Earning Assets:
Time deposits financial institutions	$1,000	$29	2.92	$—	$—	—	$—	$—	—
Invest securities - Taxable	13,237	441	3.33	10,755	301	2.80	8,113	299	3.69
Invest securities - Non-Taxable	7,026	445	6.33	3,456	226	6.55	—	—	—
Federal funds sold	10,481	352	3.36	10,479	141	1.35	8,891	97	1.09
Total investments	31,744	1267	3.99	24,691	669	2.71	17,004	396	2.33

Loans
Construction	9,952	1,269	12.75	7,384	794	10.76	3,847	369	9.59
Real estate	72,608	5,935	8.17	59,393	4,500	7.58	47,264	3,585	7.59
Installment	853	56	6.57	548	40	7.38	494	38	7.62
Commercial	25,550	2,302	9.01	19,545	1,421	7.27	16,344	1,182	7.23
Total loans	108,963	9,561	8.77	86,870	6,756	7.78	67,949	5,174	7.61

Total Interest earning assets	140,707	10,828	7.70	111,561	7,425	6.66	84,953	5,570	6.56

Interest Bearing Liabilities:
Int-bearing demand	$12,584	$32	0.26	$13,099	$33	0.25	$10,892	$27	0.25
Money market savings	4,818	32	0.66	3,894	32	0.81	2,592	22	0.86
Savings deposits	7,476	80	1.07	7,924	81	1.02	6,011	62	1.03
Time deposits >$100M	29,908	990	3.31	18,795	562	2.99	16,378	511	3.12
Time deposits <$100M	31,981	971	3.04	24,264	711	2.93	20,074	618	3.08
Other borrowing	32,998	1,567	4.75	24,347	1,018	4.18	16,781	680	4.05
Total interest bearing liabilities	$119,765	$3,672	3.07	$92,324	$2,436	2.64	$72,729	$1,920	2.64
Net interest income		$7,156			$4,989			$3,649
Net interest spread			4.63			4.02			3.92
Net yield on interest earning assets			5.09			4.47			4.30

	2005 vs 2004			2004 vs 2003
	Increase (Decrease) Due to changes			Increase (Decrease) Due to Changes
	Avg Volume	Avg Rate	Total	Avg Volume	Avg Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Time deposits financial institutions	$29	$—	$29	$—	$—	$—
Invest securities - Taxable	266	(127)	139	97	(95)	2
Invest securities - Tax Free	221	(15)	206	—	226	226
Federal funds sold	0	211	211	17	27	44
Total investments	516	69	585	115	158	273

Loans
Construction	276	198	474	339	86	425
Real estate	1,001	433	1,434	923	(8)	915
Installment	22	(7)	15	3	(1)	2
Commercial	437	444	881	231	8	239
Total loans	1,737	1,068	2,805	1,496	84	1,581

Total interest earning assets	2,253	1,137	3,390	1,610	242	1,854

Interest Bearing Deposits:
Int-bearing demand	$(1)	$1	$—	$6	$—	$6
Money market savings	7	(7)	—	11	(2)	9
Savings deposits	(4)	4	—	20	(1)	19
Time deposits >$100M	332	96	427	75	(24)	51
Time deposits <$100M	226	34	260	129	(36)	93
Other Borrowing	362	187	549	306	32	338

Total interest bearing deposits	922	315	1,236	547	(32)	516

Net change in net interest	$1,331	$822	$2,154	$1,063	$274	$1,338

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

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At the end of 2005, 2004 and 2003, the Bank’s allowance stood at 1.02 percent, 1.00 percent, and 1.00 percent of gross loans, respectively. Provisions were made to the allowance for loan losses in 2005, 2004 and 2003 of $150,000, $185,000, and $155,000, respectively. Loans charged off in 2005 totaled $14,200, no loans were charged off in 2004 and $18,400 was charged off in 2003. Recoveries for these same periods were $1,900, $3,200, and $1,300.

The Bank’s non-performing (delinquent 90 days or more and on non-accrual) loans as a percentage of total loans were 0.00 percent 0.04 percent and 0.06 percent as of the end of 2005, 2004 and 2003, respectively.

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

Non-Interest Income

The following table presents a summary of the Bank’s non-interest income:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Service charges on deposit accounts	$564	$517	$506
Other service charges, commissions and fees	2,807	2,994	3,192
Income from sales and servicing of SBA loans	991	716	661

Total non-interest income	$4,362	$4,227	$4,359

Total non-interest income increased $135,200 or 3.20% in 2005 when compared with 2004. Income from sales and servicing of SBA loans increased $275,000 and service charges on deposit accounts increased $47,300; while other income decreased $187,100. The decrease in other income was due primarily to a mark to market loss of $427,300 in trading asset activities; partially offset by increases of $102,100 in credit card program fees and $138,100 in commercial banking origination fees.

Total non-interest income decreased $131,700 or 3.03% in 2004 when compared with 2003. Income from sales and servicing of SBA loans increased $55,800 and service charges on deposit accounts increased $10,800; while other income decreased $198,300. The decrease in other income was due primarily to decreases of $265,400 in commercial banking origination fees.

Total non-interest income increased $717,200 or 19.69% in 2003 when compared with 2002. Other income increased $580,200, income from sales and servicing of SBA loans increased $134,600; while service charges on deposit accounts decreased $2,600. The increase in other income was due primarily to increases of $348,000 in commercial banking origination fees, $183,500 in merchant discount fees and $48,700 in net income from merchant credit card processing.

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

The following table presents a summary of the activity in SBA loans for the years ended 2005, 2004 and 2003:

	2005	2004	2003

SBA loans authorized	$6,274,000	$15,844,000	$8,882,900
SBA loans sold	$7,944,900	$4,669,100	$4,994,100

Summary of Income from sales and Servicing of SBA Loans

	2005	2004	2003
Income from premium	$665,400	$412,400	$440,000
Income from servicing	326,000	304,000	220,600
Total income from sales and servicing of SBA loans	$991,400	$716,400	$660,600

Non-Interest Expense

The following table presents a summary of the Bank’s other non-interest expense:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Salaries and benefits	$3,282	$3,003	$2,566
Occupancy and equipment expense	664	597	511
Professional fees	141	113	89
Data processing	356	364	357
Other expenses	3,370	3,038	2,831
Income Tax Expense	1,489	781	659
Total other expenses	$9,302	$7,896	$7,013

Salary and benefits expense increased $278,200 in 2005 as a result merit increases and bonus payments. Salary and benefits expense increased $437,600 in 2004 as a result of the first full year of salary expense related to the hiring of an Executive Vice President/Chief Lending Officer during the fourth quarter of 2003, merit increases and bonus payments. Salary and benefits expense increased $365,500 in 2003 as a result of the first full year of salary expense related to the Carmel-by-the Sea branch office, the hiring of an Executive Vice President/Chief Lending Officer during the fourth quarter, merit increases and bonus payments.

Occupancy and equipment expenses increased $67,800 in 2005, with significant increases of $48,300 in depreciation expense, $18,000 in property taxes, $11,100 in premises rent, premises expense other $10,000 and $8,800 in janitorial expense; while net merchant terminal decreased $30,800. Occupancy and equipment expenses increased $86,000 in 2004, with significant increases of $19,800 in depreciation expense, $22,700 in merchant terminal expense, $14,100 in repairs and maintenance expense, $7,800 in janitorial expense and $4,700 in premises rent. Occupancy and equipment expenses increased $138,400 in 2003, with significant increases of $65,700 in premises rent net of sublease income, $46,100 in depreciation, $9,200 in repairs and maintenance expense, $3,800 in property taxes and $3,300 in merchant terminal.

Data processing expense decreased $8,100 in 2005, the result of renegotiation of the data services contract during the fourth quarter of 2004. Data processing expense increased $6,800 in 2004. Data processing expense decreased $6,900 in 2003.

In 2005, professional fees increased $27,000 due to accounting/audit fees increasing $21,600 while legal fees increased $5,400. In 2004, professional fees increased $24,400 due to accounting/audit fees increasing $19,500 while legal fees increased $4,900. In 2003, professional fees increased $4,900 due to accounting fees increasing $8,500 while legal fees decreased $3,600.

Other expenses for 2005 totaled $3,369,900 compared with $3,038,000 for 2004, an increase of $331,900. Significant changes occurred in the following categories with the establishment of provision for debt securities losses $119,500 and provision for loss unfunded loan commitments $52,000; increases in director fees $53,400, donations $49,900, merchant processing expense $44,500 telephone expense $17,200, entertainment and meals $16,100, bank fees $15,200, stationary/supplies $14,900, advertising $13,600, insurance $10,900, miscellaneous expense $8,800, subscription/publication expense $8,600, dues and memberships $8,600; while decreases occurred in loan expense $41,300, operational losses $30,600, collection expense $21,300, postage expense $9,100 and business development $9,000.

Other expenses for 2004 totaled $3,038,000 compared with $2,831,300 for 2003, an increase of $206,700. Significant changes occurred in the following categories with in increases operational losses $35,200, business development $31,700, insurance $23,200, advertising $13,800, collection expense $20,700, telephone expense $12,600, entertainment and meals $11,500, donations $9,700, postage expense $8,300, and amortization trust preferred offering expense $5,700; while decreases occurred in stationary & supplies $13,800, loan expense $12,000 and auto allowance/expense $6,300.

Other expenses for 2003 totaled $2,831,300 compared with $2,567,600 for 2002, an increase of $261,900. Significant changes occurred in the following categories with in increases merchant credit card processing expense $118,400, operational losses $68,000, insurance $20,400, advertising $13,300, FDIC and State assessments $10,400, bank fees $10,100, director fees $10,000, business development $8,800, telephone expense $8,300, stationary & supplies $7,800 and subscriptions $5.600; while decreases occurred in donations $8,100, travel expense $6,500, prepaid card program expense $5,200, entertainment/meals $5,000 and poppy account expense $5,000.

LOANS

Loans, the largest component of earning assets, represented 77.46% of average earning assets, and 70.53% of average total assets during 2005, compared with 79.17% and 72.32%, respectively during 2004. In 2005, average loans increased 25.43% from $86,870,200 in 2004 to $108,962,800. Average real estate loans increased $13,215,000 or 22.25%, average commercial loans increased $6,005,200 or 30.73%, average construction loans increased $2,567,500 or 34.77% and average installment loans decreased $305,000 or 55.63%.

Loan policies and procedures provide the overall direction to the administration of the loan portfolio. The Bank’s loan underwriting process is intended to encourage sound and consistent credit decisions are made. Emphasis is placed upon credit quality, the borrower’s ability to repay through cash flow, secondary, and (occasionally tertiary) repayment sources, and the value of collateral.

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

The following table presents the composition of the loan portfolio, including loans held for sale, at December 31 for the last five years.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Commercial and industrial	$26,236	$23,854	$18,607	$14,432	$14,469
Real estate, construction	10,456	7,373	5,934	4,066	1,896
Real estate, mortgage	71,006	64,339	52,698	42,000	36,010
Installment	942	622	580	462	703
Government guaranteed loans purchased	45	51	57	63	130
	108,685	96,239	77,876	61,024	53,208
Less:
Allowance for possible loan losses	(1,101)	(963)	(775)	(637)	(566)
Deferred origination fees, net	(284)	(240)	(193)	(130)	(79)
Net Loans	$107,300	$95,036	$76,908	$60,257	$52,562

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

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”):

	As of December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Accruing,
past due 90 days or more:

Real Estate	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—
Installment	—	—	—	—	—
Total accruing	—	—	—	—	—

Nonaccrual Loans:

Real Estate	$—	$—	$—	$—	$320
Commercial	—	43	28	24	50
Installment	—	—	—	10	—
Total nonaccrual	—	43	28	34	370

Total nonperforming	$—	$43	$28	$34	$370

Total loans end of period	$108,685	$96,239	$77,876	$61,024	$53,207

Ratio of nonperforming loans to total loans at end of period	0.00%	0.04%	0.04%	0.06%	0.70%
Ratio of nonperforming loans to allowance for loan losses at end of period	N/A	2259.14%	4421.35%	1862.78%	152.9%

The low level of non-performing loans is the result of underwriting criteria intended to be conservative, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel). The Bank does not have any foreign loans or loans for highly leveraged transactions.

Summary of Loan Loss Experience

	For the Years ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Average loans outstanding	$108,963	$86,870	$67,949	$11,192	$48,265

Allowance, beginning of period	963	775	637	566	468

Loans charged off during period:
Real Estate	0	0	0	58	80
Commercial	14	0	18	1	9
Installment	0	0	0	1	0
Other	0	0	0	0	0
Total charge offs	14	0	18	60	89

Recoveries during period:
Real Estate	0	0	0	0	0
Commercial	2	3	1	13	1
Installment	0	0	0	0	1
Other	0	0	0	0	0
Total recoveries	2	3	1	13	2

Net Loans charged off during the period	12	(3)	17	47	87

Additions to allowance for possible loan losses	150	185	155	117	185

Allowance, end of period	1,101	963	775	636	566

Ratio of net loans charged off to average Loans outstanding during the period	0.01%	0.00%	0.03%	0.42%	0.18%

Ratio of allowance to total loans at end of period	1.01%	1.00%	1.00%	1.01%	1.06%

Funding Sources

Average deposits increased 25.79% to $110,699,800 in 2005 from $88,005,600 in 2004. In 2005 average demand deposits increased 19.49% and average certificates of deposit increased 43.73% while average interest checking, money market and savings accounts as a group decreased 0.16%. Average certificates of deposit represented 55.91% of average deposits in 2005 compared with 48.93% in 2004. Average interest checking, money market and savings accounts as a group were 22.47% of average deposits in 2005 compared with 28.31% in 2004. Average demand deposits represented 21.62% of average deposits in 2005 compared with 22.76% in 2004.

The following table sets forth the scheduled maturities of the Company’s time deposits in denominations of $100,000 or greater at December 31, 2005:

2006	$48,723,000
2007	9,037,500
2008	1,952,100
2009	1,112,900
2010	961,000
Thereafter	34,900

$61,821,400

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

The Bank has lines of credit from the Federal Home Loan Bank of San Francisco, Bank of the West, Pacific Coast Bankers’ Bank and The Independent Bank with available borrowing capacity on December 31, 2005 of $4,402,400, $4,500,000, $6,000,000 and $5,000,000, respectively. The Federal Home Loan Bank line of credit has a maximum borrowing capacity of twenty five percent (25%) of the Bank’s total assets, adjusted quarterly. The Federal Home Loan Bank line of credit is secured by a portion of the Bank’s real estate secured loans and securities at December 31, 2005. The total principal balances of pledged loans was $31,100,400 and securities of $10,423,000. The following table provides information on nine (9) advances totaling $24,750,000 outstanding at December 31, 2005.

Advance Amount	Fixed Interest Rate	Funding Date	Maturity Date
1,000,000	2.54%	2/4/03	2/6/06
1,000,000	1.77%	3/9/04	3/9/06
2,750,000	3.44%	9/27/02	9/27/07
3,000,000	4.30%	6/17/05	6/17/10
5,000,000	4.96%	11/14/05	11/15/10
1,000,000	7.72%	6/1/00	6/3/30
4,000,000	5.96%	8/2/04	7/28/34
5,000,000	5.63%	12/24/04	12/22/34
2,000,000	5.13%	5/4/05	5/1/35

The Bank of the West, Pacific Coast Bankers’ Bank and The Independent Bank lines of credit are unsecured. The Bank did not utilize any overnight borrowings in 2005, 2004 or 2003.

The Bank has a $105,000 letter of credit issued by the Federal Home Loan Bank of San Francisco to secure the uninsured portion of local agency deposits maintained with the Bank. The letter of credit matures April 17, 2006.

Capital Resources

The Corporation maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends. At December 31, 2005, stockholders’ equity was $8,930,900 versus $7,321,100 at December 31, 2004. The Corporation paid cash dividends of $0.20, $0.165 and $0.15 per share in 2005, 2004 and 2003, respectively. The Bank paid no cash dividends to the Corporation in 2005, and 2004; $50,000 was paid in 2003.

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

In general, the risk-based capital guidelines provide detailed definitions of which obligations will be treated as capital, and assign different weights to various assets and off-balance sheet items, depending upon the perceived degree of credit risk associated with each asset. Each asset is assigned to one of four risk-weighted categories. For example, 0 percent for cash and unconditionally guaranteed government securities; 20 percent for deposits with other banks and fed funds; 50 percent for state bonds and certain residential real estate loans; and 100 percent for commercial loans and other assets. Capital is categorized as either Tier 1 capital, consisting of common stock and retained earnings (or deficit), or Tier 2 capital, which includes limited-life preferred stock and allowance for loan losses (subject to certain limitations). The guidelines also define and set minimum capital requirements (risk-based capital ratios), which increased over a transition period, ended December 31, 1992. Under the final 1992 rules, all banks were required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The

Bank had a Tier 1 capital ratio of 12.07% and 11.58% at December 31, 2005 and 2004, respectively, and a total risk-based capital ratio of 13.06% and 12.48% at December 31, 2005 and 2004, respectively.

The Tier 1 leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill. The Bank had a leverage capital ratio of 9.60% and 9.37% at December 31, 2005 and 2004, respectively.

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

Liquidity

Liquidity represents a bank’s ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs. For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers. In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings. In addition, the Bank has lines of credit from the Federal Home Loan Bank of San Francisco of approximately $29,257,400, subject to pledging of acceptable collateral, and unsecured federal funds lines of credit with Bank of the West $4,500,000, Pacific Coast Bankers’ Bank $6,000,000 and The Independent Bank $5,000,000 to meet temporary liquidity requirements. Available borrowing capacities on December 31, 2005 were $4,402,400, $4,500,000, $6,000,000 and $5,000,000, respectively.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets (“primary liquidity”), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets. In addition, it seeks to generally limit loans to not more than 90 percent of deposits.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing. The Bank’s total liquidity at December 31, 2005, 2004 and 2003 was 27.09 percent, 22.70 percent, and 20.84 percent respectively, while its average loan to deposit ratio for such years was 90.84 percent, 97.71 percent and 98.43 percent respectively.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. Additionally, deposits on which a financial institution pays an interest rate significantly higher than prevailing rates are considered to be brokered deposits. Federal law and regulation restricts banks from soliciting or accepting brokered deposits, unless the bank is well capitalized under Federal guidelines. The Bank’s brokered deposits totaled approximately $12,849,300 or 10.82% at December 31, 2005, $14,385,800 or 14.54% at December 31, 2004 and $5,995,000 or 7.53% of total deposits at December 31, 2003. None of the Bank’s brokered deposits paid an interest rate significantly higher than prevailing rates.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate. The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period. The following table shows the affect on net interest income of a 100 and a 200 basis point rate shock at December 31, 2005.

Rate Shock Increase(Decrease) in Basis Points	Percent Increase(Decrease) in Net Interest Income
100	5.6%
(100)	(5.6)%
200	11.2%
(200)	(11.2)%

The Corporation’s sources of revenues and liquidity are the dividends, tax equalization payments or management fees from the Bank and gains on securities held in a trading account and other investments. The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law.

Investment Securities

The Corporation maintains a trading account, at fair value, consisting of marketable securities. At December 31, 2005 the account value was $1,027,500. The Corporation has investments of $40,000 in AT Service LLC, which provides title insurance services for commercial, industrial and residential properties, as well as other real estate related financial and informational services, including escrow, real estate information, trustee sale guarantees and real estate tax exchanges, $10,000 in Metrocities Mortgage, LLC and $100,000 in Pan Pacific Bank. In addition the Corporation has investments in Northern California Bancorp Trust I ($93,000) and Northern California Bancorp Trust II ($155,000), these are special-purpose trust subsidiaries which were formed to facilitate the issuance of trust preferred securities.

The following table sets forth the book and market value of the Bank’s investment securities as of December 31, 2005 and 2004:

	INVESTMENT PORTFOLIO MIX
	(Dollars in thousands)
	2005		2004
	Book value	Market value	Book value	Market value
Available for sale:
Corporate Debt Securities	$631	$631	$750	$752
Government National Mortgage Association	857	837	1,400	1,377
U.S. Government Agencies	9,714	9,597	4,704	4,706
Total	11,202	11,065	6,854	6,834

Held to maturity:
State/Local Agency Securities	7,025	7,162	6,219	6,300

Other Securities:
Federal Home Loan Bank Stock	1,183	1,183	924	924
Pacific Coast Bankers’ Bank Stock	440	440	440	440
AT Services, LLC	40	40	202	202
Metrocities Mortgage, LLC	10	10	—	—
Pan Pacific Bank	100	100	—	—
Northern California Bancorp, Inc. Trust I	93	93	93	93
Northern California Bancorp, Inc. Trust II	155	155	155	155
Total	$2,021	$2,021	$1,668	$1,668

The following tables summarize the maturity of the Bank’s investment securities at December 31, 2005:

	INVESTMENT PORTFOLIO MATURITIES
	(Dollars in thousands)
	Available for Sale
	Amortized Cost	Fair Value
Due within one year	$3,000,000	$2,986,800
Due between one and five years	4,713,900	4,636,800
Due between five and ten years	2,630,600	2,603,800
GNMA - Mortgage Backed Securities	857,400	837,900
	$11,201,900	$11,065,300

	Held to Maturity
	Amortized Cost	Fair Value
Due in over ten years	$7,025,000	7,169,100

ITEM 7. FINANCIAL STATEMENTS

The following consolidated financial statements included in the Consolidated Financial Report issued by Hutchinson and Bloodgood LLP, Certified Public Accountants at the pages indicated are incorporated herein by reference:

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

The Company had no disagreements with its independent accountants on any matter of accounting principles, practices or financial statement disclosure during 2005, 2004 or 2003.

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

ITEM 8B. OTHER INFORMATION

Not Applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Code of Ethics

The Bank has adopted a code of ethics applicable to all of its officers, directors and employees, including its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions.

The name, age, title and five-year business background of each director, executive officers and significant employees of the Corporation (including the Bank) as of December 31, 2005, are as follows:

Name & Position with Bank	Age	Principal Occupation During Past Five Years

Charles T. Chrietzberg, Jr.	64	Chairman of the Board & Chief Executive Officer
Director since 1985,		Monterey County Bank since 3/87
Chairman of the Board &
Chief Executive Officer

Sandra G. Chrietzberg	62	Formerly President and CEO Queen of Chardonnay, Inc.,
Director, 1988 to 1994 and		dba La Reina Winery 8/84-12/93
since 1995

Peter J. Coniglio, Esq.	76	Partner - Hudson, Martin, Ferrante & Street, Monterey
Director since 1976

Carla S. Hudson, CPA	52	Partner – Bianchi, Lorinez, Huey, Hudson and Company, LLP
Director since 1994

John M. Lotz	64	Chairman, Chief Executive Officer & President Del Monte Aviation, Inc.
Director since 1991		dba. Monterey Bay Aviation, President and Chief Executive Officer,
		of Couroc of Monterey 1996-2001.

Timothy M. Leveque	62	Executive Vice President, Chief Lending Officer of Monterey
Executive Vice President		County Bank since 11/03, Senior Executive Vice President,
Chief Lending Officer		Chief Lending Officer, Pacific Coast Bankers’ Bank 1997-2003

Bruce N. Warner	58	Executive Vice President, Chief Financial Officer and Chief
Executive Vice President,		Operating Officer of Monterey County Bank since 2002;
Chief Financial Officer		Senior Vice President, Chief Financial Officer and Chief
and Chief Operating Officer		Operating Officer of Monterey County Bank since 1993-2002.

Virginia L. Cooper	61	Senior Vice President, Manager SBA Loan Department 11/02.
Senior Vice President		Vice President SBA Loan Department 3/98.

Mary Ellen Stanton	68	Senior Vice President, Loan Administration, Monterey County
Senior Vice President		Bank Since 10/98.

Andre G. Herrera	40	Senior Vice President, Chief Information Officer, BankCard
Senior Vice President		Service 12/04, Vice President, Chief Information Officer 11/01.

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

Based solely upon a review of the relevant forms furnished to the Bank and the Corporation, except as disclosed below, the Corporation believes that all officers, directors and principal shareholders filed appropriate forms as required by Section 16(a) of the Exchange Act, and related regulations, during 2005.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the compensation paid to the Chief Executive Officer, Executive Officers and the next two highest compensated officer of the Corporation/Bank whose salary and bonus exceeded $100,000 for 2005.

		Annual Compensation				Long Term Compensation Awards
Name & Principal Position		Salary	Bonus	Other Annual Compensation		Restricted Stock Awards	Securities Underlying Options/SARs	All Other Compensation

Charles T. Chrietzberg, Jr.	2005	$243,262	$250,000	$3,137	(1)	None	0	$47,241	(2)
Chairman & CEO	2004	$180,437	$221,700	$2,199	(1)	None	25,000	$76,806	(2)
	2003	$184,069	$221,000	$2,557	(1)	None	30,000	$26,298	(2)

Timothy M. Leveque	2005	$156,140	$75,200	$6,000	(3)	None	0	None
Executive Vice President,	2004	$137,356	$60,150	$12,000	(3)	None	60,000	None
Chief Lending Officer	2003	$16,925	—	$750	(3)	None	None	None

Bruce N. Warner	2005	$144,658	$51,200	None		None	10,000	None
Executive Vice President,	2004	$137,024	$51,100	None		None	25,000	None
Chief Financial Officer	2003	$104,899	$45,601	None		None	5,000	None
Chief Operating Officer

Andre G. Herrera	2005	$115,760	$20,000	None		None	0	None
Senior Vice President,	2004	$105,092	$15,258	None		None	2,200	None
Chief Information Officer	2003	$103,975	$13,743	None		None	2,500	None

Viginia L. Cooper	2005	$81,981	$40,800	None		None	0	None
Senior Vice President,	2004	$74,645	$25,700	None		None	2,500	None
Manager Small Business	2003	$81,340	$20,500	None		None	1,500	None
Admin. Loan Dept.

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

The Board of Directors authorized the Bank to enter into a three year employment contract with Mr. Chrietzberg, effective January 1, 2005.  It provides for a base salary of $240,000 per year, a Bank furnished automobile or automobile allowance, and a bonus based on profits.  The bonus, not to exceed $250,000 annually, will equal $10,000 for each 0.1 percent that the Bank’s profits exceed 1.0 percent return on average assets plus $10,000 for each 1 percent that the Bank’s return on equity exceeds 10.0 percent.  Under the terms of the contract, if Mr. Chrietzberg is terminated other than for cause (as defined in the contract), he is entitled to severance compensation for his monthly salary plus a pro rated incentive bonus for the greater of 24 months or the remaining term of his contract (which ends in December, 2008); however, if the termination follows within twelve (12) months after a change in control transaction (as defined in the contract), he is entitled to such severance compensation for the greater of 24 months or the remainder of the term of the contract.

The Board of Directors authorized the Bank to execute Addendum 1 to the three year employment contract with
Mr. Chrietzberg effective January 1, 2006.   Addendum 1 provides for a base salary of $300,000 and a bonus not to exceed $300,000.  All other terms of the employment contract remain the same.

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

The Bank’s obligations under the Salary Continuation Agreement are not secured by any segregated amounts, but are informally funded by the purchase of single-premium life insurance policies.  The salary continuation expense accrued net of earnings on life insurance policies in 2005, 2004 and 2003 was $47,200, $76,800, and $26,300, respectively.  Based upon the current projected earnings of the insurance used to informally fund the Bank’s obligations under the Agreement, and the anticipated salary continuation expense to be booked, net of tax benefits, the Bank anticipates (based upon current tax laws and assumptions regarding the yield on alternative investment(s)) that the cost of the benefits to be provided under the agreement will not have a material adverse impact on the Bank’s net income after taxes in the future, although no assurance can be given in this regard.  The Surviving Income Agreement was terminated upon adoption of the amended Salary Continuation Agreement.

The following table sets forth certain information concerning the grant of stock options under the Corporation’s’ 1998 Amended Stock Option Plan to the named executive officer during the year ended December 31, 2005.

Option Grants in Last Fiscal Year

Name	Number of Securities Underlying Options granted (#)	Percent of total options granted to employees in fiscal year	Exercise or base price ($/Sh)	Expiration date
Bruce N. Warner	10,000	100.00%	4.00	6/16/10

The following table sets forth the number of shares of Common stock acquired by each of the named executive officers upon exercise of stock options during 2005, the net value realized upon exercise, the number of shares of Common stock represented by outstanding stock options held by each of the named executive officers as of December 31, 2005 and the value of such options based on the last transaction in 2005, which the Corporation has knowledge of, and certain information concerning unexercised options under the 1998 Amended Stock Option Plan.

Aggregated Option Exercises in Last Fiscal Year

and FY-End Option Values

	Shares Acquired on	Value	Number of Unexercised Options at FY-End(#)		Value of Unexercised in-the-Money Options at FY-End ($)
Name	Exercise (#)	Received ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Charles T. Chrietzberg, Jr.	None	None	88,000	None	$352,000	$ None
Timothy M. Leveque	None	None	40,000	20,000	140,000	70,000
Bruce N. Warner	16,000	35,000	35,000	None	122,500	None

In 2005, each director received a $13,000 retainer and a fee of $500 per regular board meeting attended and $150 for each committee meeting attended.  The Chair of the Audit Committee received a fee of $300 for each committee meeting attended.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the knowledge of the management of the Company, the following shareholders own more than five percent (5%) of the outstanding common stock of the Company, its only class of voting securities.

Name and Address	Amount and Nature of Beneficial Ownership		Percent of Class

Charles T. Chrietzberg, Jr.	768,874	(1)	44.72
P.O. Box 1344
Carmel, CA 93921

David S. Lewis, Trust	153,863		9.43
30500 Aurora del Mar
Carmel, CA 93923

(1)               Includes 88,000 shares subject to employee stock options and 18,414 shares held beneficially for Mr. Chrietzberg and Mrs. Chrietzberg in Individual Retirement Accounts where voting power is shared with the custodian of the account.  316,000 shares of the Common stock owned by Mr. Chrietzberg are pledged to secure a loan from an unaffiliated bank.

The following table sets forth similar information regarding the beneficial ownership, both by numerical holding and percentage interest of each of the Company’s directors and all of its directors and executive officers as a group.  All addresses are in care of the Corporation at 601 Munras Ave. Monterey, CA  93940.

Name	Amount and Nature of Beneficial Ownership		Percent of Class	Shares Subject to Purchase Options	Percent of Class without Option Shares
Charles T. Chrietzberg, Jr.	768,874	(1) (2) (3)	44.72%	88,000	41.73%
Sandra G. Chrietzberg	768,874	(2) (3)	44.72%	88,000	41.73%
Peter J. Coniglio	80,355	(4) (5)	4.85%	25,241	3.38%
Carla S. Hudson	39,899	(6)	2.43%	10,500	1.80%
John M. Lotz	11,395		0.69%	10,500	0.05%
All Directors and Executive Officers as a group	1,067,064	(7)	57.66%	219,241	51.97%

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

(4)               Sole voting power.

(5)               Includes 25,241 shares subject to the respective director’s stock options.  Of the remaining shares 20,131 are held by Mr. Coniglio, 25,241 are held in a family trust controlled by Mr. Coniglio, as to which he has sole voting and investment power, while 8,453 shares are held by Hudson, Martin, Ferrante & Street, a partnership of which Mr. Coniglio is the managing partner, with voting and investment power.

(6)               Includes 10,500 shares subject to the respective director’s stock options.  The remaining shares are held jointly with family members, other than 1,610 shares held in a corporate pension, as to which Ms. Hudson has voting and investment power.

(7)               Includes 166,541 shares held by executive officers who are not also directors, 85,000 shares are subject to employee stock options.

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

	Maximum			Outstanding as of December 31, 2005
Name	Amount		Percent of Equity Capital	Amount		Percent of Equity Capital
Peter J. Coniglio	1,305,200	(1)	17.57%	1,068,100	(1)	11.96%
Carla S. Hudson	137,300	(2)	2.15%	105,600	(2)	1.18%
John M. Lotz	2,500		0.04%	2,500		0.03%

Directors, Principal Shareholder, and Officers as a Group (7 in number)	1,176,200		13.17%	1,445,100		22.65%

(1)     Included in the extensions of credit to Mr. Coniglio is a loan to the Coniglio Family Partnership, which had an outstanding balance of $1,024,800 on December 31, 2005.

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
Filed as exhibit to Form 10KSB dated December 31, 1995.
(2) Lease agreement Carmel By The Sea Office
Filed as exhibit to Form 10KSB dated December 31, 2002.
(3) Lease agreement 301 Webster Street, Monterey, CA 93924
Filed as exhibit to Form 10KSB dated December 31, 2004.
10 (ii) A	(1) First Addendum to Employment Contract of Charles T. Chrietzberg, Jr.
(2) Employment Contract of Charles T. Chrietzberg, Jr., dated January 1, 2005
Filed as exhibit to Form 10KSB dated December 31, 2004.
(3) Deferred Compensation Agreement, dated December 31, 1993
Filed as exhibit to Form 10KSB dated December 31, 1995.
(4) Northern California Bancorp, Inc. 1998 Stock Option Plan and Stock Option Agreements
Filed as exhibit to Form 10KSB dated December 31, 1998.
(5) Amendment to the Salary Continuation Agreement Dated December 31, 1993
Filed as exhibit to Form 10KSB dated December 31, 1999.
(6) Life Insurance Endorsement Method Split Dollar Plan Agreement
Filed as exhibit to Form 10KSB dated December 31, 1999.
(7) Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement Dated January 5, 2000
Filed as exhibit to Form 10KSB dated December 31, 2001
(8) Amendment to the Life Insurance Endorsement Method Split Dollar Plan
Filed as exhibit to Form 10KSB dated December 31, 2001
(9) Amendment to the Salary Continuation Agreement Dated December 31, 1993
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

B.            REPORTS

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

Audit Fees. Aggregate fees billed by Hutchinson and Bloodgood for professional services rendered in connection with the audit of the Bank’s annual financial statements for the fiscal year ended December 31, 2005 and for the required review of the Bank’s financial statements included in its Form 10-QSB’s for that same year totaled $68,500.

Financial Information System Design and Implementation Fees. No fees were paid to Hutchinson and Bloodgood for financial information system design and implementation services rendered for the 2005 fiscal year.

All Other Fees. $2,800 was paid to Hutchinson & Bloodgood for all tax services rendered for the 2005 fiscal year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN CALIFORNIA BANCORP, INC.

Date:	March 23, 2006	By:	/s/	Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chief Executive Officer
and President

Date:	March 23, 2006	By:	/s/	Bruce N. Warner
Bruce N. Warner
Chief Financial Officer
and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Charles T. Chrietzberg, Jr.		March 23, 2006
Charles T. Chrietzberg, Jr.

Director

/s/ Sandra G. Chrietzberg		March 23, 2006
Sandra G. Chrietzberg	Director

/s/ Peter J. Coniglio		March 23, 2006
Peter J. Coniglio	Director

/s/ Carls S. Hudson		March 23, 2006
Carla S. Hudson	Director

/s/ John M. Lotz		March 23, 2006
John M. Lotz	Director

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

Years Ended December 31, 2005 and 2004

Independent Auditors’ Report

To the Board of Directors

Northern California Bancorp, Inc.

Monterey, California

We have audited the accompanying consolidated balance sheets of Northern California Bancorp, Inc. and its wholly owned subsidiary, Monterey County Bank, as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern California Bancorp, Inc. and its wholly owned subsidiary, as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Watsonville, California

February 9, 2006

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
ASSETS

Cash and due from banks	$5,830,600	$5,614,000
Federal funds sold	18,300,000	11,195,000
Total cash and cash equivalents	24,130,600	16,809,000
Time deposits with other financial institutions	1,000,000	—
Trading assets	1,027,500	803,700
Investment securities available for sale	11,065,300	6,834,900
Investment securities held to maturity, at cost (fair value approximates $7,161,900 in 2005; $6,299,700 in 2004)	7,025,000	6,219,100
Other investments	2,020,500	1,813,500
Loans held for sale	5,315,000	4,539,500
Loans, net of allowance for loan losses of $1,100,700 in 2005; $963,000 in 2004	101,985,000	90,496,300
Bank premises and equipment, net	4,362,300	2,217,600
Cash surrender value of life insurance	2,466,700	2,391,900
Interest receivable and other assets	2,247,200	1,913,800

Total assets	$162,645,100	$134,039,300

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non interest-bearing demand	$30,814,900	$22,840,000
Interest-bearing demand	17,824,500	16,787,900
Savings	7,659,300	6,792,800
Time less than $100,000	32,143,200	26,574,700
Time in denominations of $100,000 or more	29,678,200	24,267,800

Total deposits	118,120,100	97,263,200

Federal Home Loan Bank borrowed funds	24,750,000	19,650,000
Junior subordinated debt securities	8,248,000	8,248,000
Interest payable and other liabilities	2,596,100	1,557,000

Total liabilities	153,714,200	126,718,200

Commitments (Note 12)

Shareholders’ equity
Common stock, no stated par value, authorized: 2,500,000 shares, issued and outstanding: 1,631,439 and 1,608,019 shares at December 31, 2005 and 2004, respectively	4,771,800	4,719,900
Retained earnings	4,128,600	2,525,600
Accumulated other comprehensive income	30,500	75,600

Total shareholders’ equity	8,930,900	7,321,100

Total liabilities and shareholders’ equity	$162,645,100	$134,039,300

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003

Interest income
Loans	$9,561,100	$6,756,100	$5,173,400
Time deposits with other financial institutions	29,200	—	—
Investment securities	748,100	457,500	299,400
Federal funds sold	352,400	141,300	96,700
Total interest income	10,690,800	7,354,900	5,569,500

Interest expense
Interest-bearing transaction accounts	64,400	64,400	49,300
Savings and time deposit accounts	1,050,500	791,300	680,200
Time deposits in denominations of $100,000 or more	989,900	561,600	510,500
Notes payable and other	1,566,800	1,017,900	680,500
Total interest expense	3,671,600	2,435,200	1,920,500

Net interest income	7,019,200	4,919,700	3,649,000
Provision for loan losses	150,000	185,000	155,000
Net interest income, after provision for loan losses	6,869,200	4,734,700	3,494,000

Other income
Service charges on deposit accounts	563,800	516,500	505,700
Income from sales and servicing of Small Business Administration loans	991,400	716,400	660,600
Other income	2,806,800	2,993,900	3,192,200
Total other income	4,362,000	4,226,800	4,358,500

Operating expense
Salaries and employee benefits	3,281,800	3,003,600	2,566,000
Occupancy and equipment expense	664,500	596,700	510,700
Professional fees	140,500	113,500	89,100
Data processing	355,800	363,900	357,100
Other general and administrative	3,369,900	3,038,000	2,831,300
Total operating expenses	7,812,500	7,115,700	6,354,200

Income before tax provision	3,418,700	1,845,800	1,498,300
Income tax provision	1,489,400	780,600	658,500

Net income	$1,929,300	$1,065,200	$839,800

Earnings per common share

Basic	$1.20	$0.68	$0.55

Diluted	$1.00	$0.56	$0.47

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004, and 2003

				Accumulated
	Number of Shares	Common Stock	Retained Earnings	Other Compre- hensive Income	Total

Balance at December 31, 2002	1,493,816	$4,500,400	$1,120,900	$17,600	$5,638,900

Comprehensive income:
Net income for the year	—	—	839,800	—	839,800
Change in net unrealized gain on securities and other assets, net of tax effect	—	—	—	36,300	36,300
Total comprehensive income					876,100

$.15 per share cash dividend	—	—	(235,000)	—	(235,000)
Exercise of stock options	78,210	152,000	—	—	152,000
Repurchase of stock options	(5,368)	(21,500)	—	—	(21,500)

Balance at December 31, 2003	1,566,658	4,630,900	1,725,700	53,900	6,410,500

Comprehensive income:
Net income for the year	—	—	1,065,200	—	1,065,200
Change in net unrealized gain on securities and other assets, net of tax effect	—	—	—	21,700	21,700
Total comprehensive income					1,086,900

$.165 per share cash dividend	—	—	(265,300)	—	(265,300)
Exercise of stock options	41,361	89,000	—	—	89,000

Balance at December 31, 2004	1,608,019	4,719,900	2,525,600	75,600	7,321,100

Comprehensive income:
Net income for the year	—	—	1,929,300	—	1,929,300
Change in net unrealized gain on securities and other assets, net of tax effect	—	—	—	(45,100)	(45,100)
Total comprehensive income					1,884,200

$.20 per share cash dividend	—	—	(326,300)	—	(326,300)
Repurchase of stock options	(3,795)	(15,200)	—	—	(15,200)
Exercise of stock options	27,215	67,100	—	—	67,100

Balance at December 31, 2005	1,631,439	$4,771,800	$4,128,600	$30,500	$8,930,900

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,929,300	$1,065,200	$839,800
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	240,700	208,500	169,800
Realized gain (loss) on sales of available-for-sale securities, net	91,800	(50,600)	(21,300)
Amortization of deferred loan costs	224,000	126,300	108,500
Amortization of discounts and premiums on investment securities	7,300	28,100	85,400
(Gain) loss on sale of equipment	(800)	(2,100)	100
Provision for loan losses	150,000	185,000	155,000
Change in deferred tax asset	(178,800)	(75,900)	104,900
Increase in trading assets	(223,800)	(640,400)	(81,100)
Increase in loans held for sale	(775,500)	(2,191,700)	(1,365,300)
Increase in interest receivable	(209,700)	(175,300)	(78,600)
(Increase) decrease in other assets	9,200	(388,600)	(154,600)
Increase (decrease) in interest payable	376,000	24,100	(9,300)
Increase in other liabilities	663,100	201,800	238,600
Net cash provided by (used in) operating activities	2,302,800	(1,685,600)	(8,100)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in time deposits with other financial institutions	(1,000,000)	—	—
Proceeds from maturity of investment securities	597,300	8,557,800	2,974,400
Purchase of investments	(6,020,000)	(15,643,400)	(3,607,000)
Net increase in loans	(60,466,800)	(35,517,000)	(6,228,700)
Loan purchases	(13,448,200)	(11,043,300)	(12,546,000)
Proceeds from loan sales	62,052,300	30,313,300	3,225,000
Proceeds from sale of equipment	500	3,200	1,900
Additions to bank premises and equipment	(2,378,800)	(223,600)	(122,800)
Net cash used by investing activities	(20,663,700)	(23,553,000)	(16,303,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	20,856,900	19,130,800	10,516,000
Proceeds from FHLB borrowings	10,000,000	13,900,000	11,248,000
Repayments of FHLB borrowings	(4,900,000)	(8,000,000)	(1,172,200)
Proceeds from exercise of stock options	67,100	89,000	152,000
Repurchase of common stock and stock options	(15,200)	—	(21,500)
Cash dividends paid on common stock	(326,300)	(265,300)	(235,000)
Net cash provided by financing activities	25,682,500	24,854,500	20,487,300

Net increase (decrease) in cash and cash equivalents	7,321,600	(384,100)	4,176,000

CASH AND CASH EQUIVALENTS, BEGINNING	16,809,000	17,193,100	13,017,100

CASH AND CASH EQUIVALENTS, ENDING	$24,130,600	$16,809,000	$17,193,100

The notes to consolidated financial statements are an integral part of these statements.

5

	2005	2004	2003
OTHER CASH FLOW INFORMATION

Interest paid	$3,295,600	$2,411,500	$1,738,100

Income taxes paid	$1,519,500	$815,400	$363,000

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

Note 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

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

The Corporation determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States of America. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Corporation consolidates voting interest entities in which it has all, or at least a majority of, the voting interest.  As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity.  A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.  The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE.  The Corporation’s wholly owned subsidiaries, Northern California Bancorp, Inc. Trust I and Northern California Bancorp, Inc. Trust II, are VIEs for which the Corporation is not the primary beneficiary.  Accordingly, the accounts of these entities are not included in the Corporation’s consolidated financial statements at December 31, 2005.

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

Sales and Servicing of SBA Loans

The Bank originates loans to customers under the Small Business Administration (SBA) program that generally provides for SBA guarantees of 70% to 85% of each loan. The Bank generally sells the guaranteed portion of each loan to a third party and retains only the non-guaranteed portion in its own portfolio. A gain is recognized on these loans through collection on sale of a premium over the adjusted carrying value, or through retention of an ongoing rate differential, less a normal service fee between the rate paid by the borrower to the Bank and the rate paid by the Bank to the purchaser (excess servicing fee). In calculating the gain, the Bank assumes that the loans sold will be outstanding for one-half of their contractual lives.

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

Loans and Loan Fees

The Bank grants mortgage, commercial, construction, and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans on the Monterey Peninsula. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic sectors in the area.

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

Capitalized mortgage servicing rights are reported in other assets and amortized to servicing revenue in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. For purposes of measuring impairment, the rights are stratified based on the following predominant risk characteristics of the underlying loans: loan type, size, note rate, date of origination, term, and geographic location. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

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

Stock Option Plan

Under the Corporation’s Stock Option Plan, the Bank may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and it’s subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary. Incentive Stock Options are granted at fair value of the common stock on the date of grant. However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years. Non-qualified stock options may be granted at prices not lower than 85% of the fair market value of the common stock on the date of grant. The Board of Directors is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant. Under the Plan, 301,357 shares of common stock have been reserved for the granting of these options. At December 31, 2005, 293,141 options were outstanding. During 2005, 10,000 options were granted, and 27,215 options were exercised by officers, employees, and board members.

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

Had compensation cost for the Corporation’s stock-based compensation plan been determined based on the fair value at the grant date for awards under the plan consistent with the method prescribed by SFAS No. 123 as amended by SFAS 148, the Corporation’s net income and earnings per share would have been adjusted by the compensation cost net of taxes to the pro forma amounts indicated below:

	2005	2004	2003
Net income:
As reported	$1,929,300	$1,065,200	$839,800
Compensation cost, net of taxes	5,100	102,700	29,900

Pro forma	$1,924,200	$962,500	$809,900

Basic earnings per share:
As reported	$1.20	$0.68	$0.55
Pro forma	$1.19	$0.61	$0.53

Diluted earnings per share:
As reported	$1.00	$0.56	$0.47
Pro forma	$1.00	$0.50	$0.45

The fair value of these options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004, and 2003: risk-free interest rate of 4.6%, 4.8%, and 5.1%, respectively; dividend yield of 1.3%, 1.0%, and 1.7%, respectively; expected option life of 4 years, 8 years, and 5.4 years, respectively ; and volatility of 20%, 20%, and 20%, respectively.

In accordance with Statement of Financial Accounting Standards No. 123R, beginning in 2006 the Bank will be required to record compensation cost for stock options provided to employees, directors and others in return for service to the Bank. The cost is measured at the fair value of the options when granted, and this cost is expensed over the service period, which is normally the vesting period of the options. This will apply to awards that vest after January 1, 2006, the date of adoption of SFAS No. 123R. The effect on results of operations will depend in part on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted.

Notwithstanding options granted in the future, management has evaluated the pro forma cost of the options granted in 2005. The Bank will record compensation costs for stock options granted in 2005 beginning on January 1, 2006. The estimated after tax cost of these options for each of the next five fiscal years ending December 31 is as follows:

2006	$16,700
2007	—
2008	—
2009	—
2010	—

Although stock option expense will reduce future reported earnings, there will be no significant effect on the Bank’s financial position for options that vest after the adoption date, as total equity will not change.

Earnings per share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method. The weighted average number of shares used in the computation of basic earnings per share was 1,614,196 for 2005, 1,576,589 for 2004, and 1,528,268 for 2003. The weighted average number of shares used in the computation of earnings per share assuming dilution of stock options was 1,923,532 for 2005, 1,919,512 for 2004, and 1,796,859 for 2003. The Corporation paid cash dividends of $.20, $.165, and $.15 per share in 2005, 2004 and 2003, respectively.

Accounting Changes

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

In March 2004, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached consensus on several issues being addressed in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosure provisions of EITF 03-1 continue to be effective for the Bank’s financial statements for the year ended December 31, 2005.

On November 3, 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

This FSP nullifies certain requirements of EITF Issue 03-1, and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP is effective for reporting periods beginning after December 15, 2005. The Bank does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of this guidance.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share Based Payment (SFAS 123R), effective for the first reporting period that begins after June 15, 2005. SFAS 123R is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R eliminates the alternative to apply the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees intrinsic value method of accounting for the cost of employee services received in exchange for an award of equity instruments. SFAS 123R provides for the initial measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The effective date of the standard under these new rules for the Bank’s financial statements is January 1, 2006. See “Stock Option Plan” above for management’s estimate of the future compensation expense related to the adoption of this Statement.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard was effective for fiscal periods beginning after June 15, 2005. Management believes that the adoption of SFAS 153 will not have an impact on the Bank’s financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 replaces APB Opinion 20, Accounting Changes, and FASB Statement 3, Reporting Accounting Changes in Interim Financial Statements, and changes the accounting and reporting requirements for a change in accounting principle. SFAS 154 applies to all voluntary changes in an accounting principle, as well as to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 and requires retrospective application to prior periods’ financial statements for most voluntary changes in an accounting principle, unless it is impracticable to do so. SFAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. The Bank does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS No. 154.

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

The components of other comprehensive income and related tax effects for the years ended December 31, are as follows:

	2005	2004	2003
Unrealized holding gains on available for sale securities and other assets, net	$(81,900)	$39,300	$66,100
Tax effect	36,800	(17,600)	(29,800)

Net-of-tax amount	$(45,100)	$21,700	$36,300

The components of accumulated other comprehensive income and related tax effects are as follows:

	2005	2004
Unrealized holding losses on available for sale securities	$(136,600)	$(19,300)
Unrealized holding gains on available for sale asset strip receivable	192,000	156,700
Tax effect	(24,900)	(61,800)

Net-of-tax amount	$30,500	$75,600

Advertising Costs

Advertising costs are charged to operations when incurred. The amount expensed for advertising as of December 31, 2005, 2004, and 2003 was $140,900, $127,500, and $113,500, respectively.

Reclassification

Certain amounts have been reclassified in the 2004 and 2003 financial statements to conform to the 2005 presentation.

Note 2.        CASH AND DUE FROM BANKS

The Corporation is required to maintain aggregate reserves (in the form of cash and deposits with the Federal Reserve Bank) to satisfy federal regulatory requirements. At December 2005 and 2004, these reserve balances amounted to $800,000 and $766,000, respectively.

Note 3.        TRADING ASSETS

At December 31, 2005 and 2004, trading assets, at fair value, consisted of marketable equity securities in the amount of $1,027,500 and $803,700, respectively.

Note 4.        INVESTMENT SECURITIES AND OTHER INVESTMENTS

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
	December 31, 2005
Securities Available for Sale
GNMA - Mortgage Backed Securities	$857,300	$(19,500)	$837,800
Government Agency Securities	9,714,100	(117,100)	9,597,000
Corporate Debt Securities	630,500	—	630,500

Total securities available for sale	$11,201,900	$(136,600)	$11,065,300

Securities Held to Maturity
State/Local Agency Securities	$7,025,000	$136,900	$7,161,900

Other Investments, at cost
AT Services LLC	$40,000	$—	$40,000
Federal Home Loan Bank stock, restricted	1,182,600	—	1,182,600
Metrocities Mortgage, LLC	10,000	—	10,000
Northern California Bancorp, Inc. Trust I	93,000	—	93,000
Northern California Bancorp, Inc. Trust II	155,000	—	155,000
Pacific Coast Banker’s Bank Stock	439,900	1,317,100	1,757,000
Pan Pacific Bank	100,000	—	100,000

Total other investments	$2,020,500	$1,317,100	$3,337,600

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
	December 31, 2004
Securities Available for Sale
GNMA - Mortgage Backed Securities	$1,399,900	$(22,800)	$1,377,100
Government Agency Securities	4,704,300	1,800	4,706,100
Corporate Debt Securities	750,000	1,700	751,700

Total securities available for sale	$6,854,200	$(19,300)	$6,834,900

Securities Held to Maturity
State/Local Agency Securities	$6,219,100	$80,600	$6,299,700

Other Investments, at cost
AT Services LLC	$202,000	$—	$202,000
Federal Home Loan Bank stock, restricted	923,600	—	923,600
Northern California Bancorp, Inc. Trust I	93,000	—	93,000
Northern California Bancorp, Inc. Trust II	155,000	—	155,000
Pacific Coast Banker’s Bank Stock	439,900	891,700	1,331,600

Total other investments	$1,813,500	$891,700	$2,705,200

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2005 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value

Due within one year	$3,000,000	$2,986,800
Due after one year through five years	4,713,900	4,636,800
Due after five years through ten years	2,630,600	2,603,800
GNMA - Mortgage Backed Securities	857,400	837,900

	$11,201,900	$11,065,300

	Held to Maturity
	Amortized Cost	Fair Value

Due after ten years	$7,025,000	$7,161,900

Proceeds from maturity and sales of investment securities during 2005 and 2004, respectively, were $70,200 and $8,557,800. Realized gains (losses) during 2005 and 2004, respectively, were $(91,800) and $50,600.

As a member of the Federal Home Loan Bank (FHLB) system, the Bank is required to maintain an investment in FHLB stock in an amount equal to the greater of 1% of its outstanding mortgage loans or 5% of advances from the FHLB. As of December 31, 2005 and 2004, the Bank had advances from the FHLB totaling $24,750,000 and $19,650,000, respectively. No ready market exists for FHLB stock, and it has no quoted market value. FHLB stock is evaluated for impairment based on an estimate of the ultimate recoverability of par value.

Information pertaining to securities with gross unrealized losses at December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less than 12 Months		12 Months or More		Total
	Carrying Amount	Unrealized Loss	Carrying Amount	Unrealized Loss	Carrying Amount	Unrealized Loss
Securities Available-for-Sale
Government Agencies	$8,715,000	$(95,800)	$999,100	$(21,300)	$9,714,100	$(117,100)
GNMA - Mortgage Backed Security	857,300	(19,500)			857,300	(19,500)
Corporate Debt Security	750,000	(119,500)			750,000	(119,500)

Securities Held-to-Maturity
State/Local Agency Securities	604,700	(14,600)			604,700	(14,600)

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

The corporate debt security is considered to be impaired due to its credit rating being lowered by national credit rating agencies. Management has established a reserve for possible loss which is adjusted quarterly based on the current market value of the security.

On December 31, 2005, 8 securities have an unrealized loss with aggregate depreciation of 1.3% from the Bank’s amortized cost basis. The unrealized losses relate to a mortgage backed security issued by federally sponsored agencies, which are fully secured by conforming residential loans and securities issued by agencies of the United States. Since the Bank has the ability to hold these securities until estimated maturity, no decline is deemed to be other than temporary.

On January 31, 2006, Monterey County Bank, a wholly owned subsidiary of Northern California Bancorp, Inc., sold its shares of common stock in Pacific Coast Banker’s Bancshares (“PCBB”). The net sales proceeds were $1,757,025. After subtracting the book value of $439,900, the resulting pretax gain was $1,313,426. The after tax gain will approximate $790,000. Monterey County Bank owned 3,699 shares of PCBB that sold for $475.00 per share less a $3,699 sales charge.

Note 5.        SALES AND SERVICING OF SBA LOANS

A summary of the activity of SBA loans follows:

	2005	2004	2003

SBA loans originated	$6,274,000	$15,844,000	$8,882,900

SBA loans sold	$7,944,900	$4,669,100	$4,994,100

A summary of income from SBA loans sold is as follows:

	2005	2004	2003

Income from premiums	$665,400	$412,400	$440,000
Income from servicing	326,000	304,000	220,600

Total SBA sales and servicing income	$991,400	$716,400	$660,600

Note 6.        LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of loan balances follows:

	2005	2004

Commercial and industrial	$20,920,900	$19,314,300
Construction	10,455,900	7,372,500
Real estate, mortgage	71,005,800	64,339,200
Installment	942,300	622,000
Government guaranteed loans purchased	45,300	51,400
	103,370,200	91,699,400
Allowance for loan losses	(1,100,700)	(963,000)
Deferred origination fees, net	(284,500)	(240,100)

Loans, net	$101,985,000	$90,496,300

An analysis of the allowance for loan losses follows:

	2005	2004	2003

Beginning balance	$963,000	$774,800	$636,900
Recoveries	1,900	3,200	1,300
Loans charged off	(14,200)	—	(18,400)
Provision for loan losses	150,000	185,000	155,000

Ending balance	$1,100,700	$963,000	$774,800

As of December 31, 2005 there were no impaired loans; at December 31, 2004 the recorded investment in impaired loans totaled $42,600 with a corresponding valuation $19,900. No additional amounts are committed to be advanced in connection with impaired loans.

During the years ended December 31, 2005, 2004, and 2003 the average recorded investment in impaired loans amounted to approximately $82,400, $617,100, and $705,000, respectively. At December 31, 2005 there were no non-accrual loans; at December 31, 2004 non-accrual loans totaled $42,600. If interest on non-accrual loans had been accrued, such income would have approximated $8,200 and $3,100 for 2004, and 2003, respectively.

As of December 31, 2005 and 2004, there were no loans past due ninety days or more and still accruing interest.

Loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of loans serviced for others was $85,033,900 and $51,586,800 at December 31, 2005 and 2004, respectively.

Note 7.        BANKING PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of banking premises and equipment and their estimated useful lives follows:

	2005	2004	Useful Lives

Land	$1,173,700	$711,725
Building	1,807,800	203,675	40 years
Building improvements	484,500	466,100	40 years
Leasehold improvements	877,300	826,700	Lease term
Furniture and equipment	1,787,700	1,594,700	3-8 years
	6,131,000	3,802,900
Accumulated depreciation	(1,768,700)	(1,585,300)
	$4,362,300	$2,217,600

Depreciation and amortization expense for the years ending December 31, 2005, 2004, and 2003 amounted to $240,700, $208,500, and $169,800, respectively.

Note 8.        DEPOSITS

At December 31, 2005, the scheduled maturities of time deposits are as follows:

2006	$48,723,000
2007	9,037,500
2008	1,952,100
2009	1,112,900
2010	961,000
Thereafter	34,900

$61,821,400

Note 9.        JUNIOR SUBORDINATED DEBT SECURITIES

On March 27, 2003, the Company’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust I (the “Trust”) issued $3 million in cumulative Trust Preferred Securities. The securities bear a floating rate of interest of 3.25% over the three month LIBOR rate, payable quarterly. Concurrent with the issuance of the Trust Preferred Securities, the Trust used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Company. The Company will pay interest on the Junior Subordinated Debentures to the Trust, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on April 7, 2033, but can be redeemed under certain circumstances at a premium prior to April 7, 2008, and can be redeemed, in whole or in part, on any January 7, April 7, July 7 or October 7 occurring after April 7, 2008 at par. The Company fully and unconditionally guarantees the obligations of the Trust, on a subordinated basis.

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

On November 13, 2003, the Company’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust II (the “Trust”) issued $5 million in cumulative Trust Preferred Securities. The securities bear a floating rate of interest of 2.85% over the three month LIBOR rate, payable quarterly. Concurrent with the issuance of the Trust Preferred Securities, the Trust used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Company. The Company will pay interest on the Junior Subordinated Debentures to the Trust, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on November 8, 2033, but can be redeemed under certain circumstances at a premium prior to November 8, 2008, and can be redeemed, in whole or in part, on any February 8, May 8, August 8 or November 8 occurring after November 8, 2008 at par. The Company fully and unconditionally guarantees the obligations of the Trust, on a subordinated basis.

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

During the years ended December 31, 2005, 2004 and 2003 interest expense on Junior Subordinated Debentures totaled $526,200, $372,500, and $130,900, respectively. The amortization of the issuance cost totaled $5,700, $5,700 and $3,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 10.      FUNDING SOURCES

The Bank has lines of credit from the Federal Home Loan Bank (FHLB) of San Francisco, Bank of the West, Pacific Coast Bankers’ Bank and The Independent Bank with available borrowing capacity on December 31, 2005 of $4,402,400, $4,500,000, $6,000,000 and $5,000,000, respectively. The Federal Home Loan Bank line of credit has a maximum borrowing capacity of twenty five percent (25%) of the Bank’s total assets, adjusted quarterly. The Federal Home Loan Bank line of credit is secured by a portion of the Bank’s real estate secured loans and securities at December 31, 2005. The total principal balance of pledged loans was $31,100,400 and securities of $10,423,000. The following table provides information on nine (9) FHLB advances totaling $24,750,000 and outstanding at December 31, 2005.

	Fixed
Advance	Interest	Funding	Maturity
Amount	Rate	Date	Date
1,000,000	2.54%	2/4/03	2/6/06
1,000,000	1.77%	3/9/04	3/9/06
2,750,000	3.44%	9/27/02	9/27/07
3,000,000	4.30%	6/17/05	6/17/10
5,000,000	4.96%	11/14/05	11/15/10
1,000,000	7.72%	6/1/00	6/3/30
4,000,000	5.96%	8/2/04	7/28/34
5,000,000	5.63%	12/24/04	12/22/34
2,000,000	5.13%	5/4/05	5/1/35

The Bank of the West, Pacific Coast Bankers’ Bank and The Independent Bank lines of credit are unsecured. The Bank did not utilize any overnight borrowings in 2005 or 2004.

The Bank has a $105,000 letter of credit issued by the Federal Home Loan Bank of San Francisco to secure the uninsured portion of local agency deposits maintained with the Bank. The letter of credit matures April 17, 2006.

Note 11.      INCOME TAXES

Allocation of federal and California income taxes between current and deferred portions is as follows:

	2005	2004	2003
Current tax provision:
Federal	$1,218,100	$619,800	$410,800
California	450,100	236,700	142,800
	1,668,200	856,500	553,600

Deferred tax provision (benefit):
Federal	(212,800)	(146,700)	61,900
California	(41,000)	(36,200)	(8,600)
Increase in valuation allowance	75,000	107,000	51,600
	(178,800)	(75,900)	104,900
	$1,489,400	$780,600	$658,500

The differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2005	2004	2003

Statutory federal tax rate	34.00%	34.00%	34.00%
California taxes, net of federal tax benefit	7.20	7.20	7.20
Other, net	2.37	1.10	2.74
Effective tax rates	43.57%	42.30%	43.94%

The components of the net deferred tax asset, included in other assets, are as follows:

	2005	2004
Deferred tax asset
Federal	$692,900	$480,100
California	172,200	131,200

Total deferred tax asset	865,100	611,300
Valuation allowance	(410,000)	(335,000)

Net deferred tax asset	$455,100	$276,300

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

	2005	2004
Deferred tax assets (liabilities)
Net unrealized gain on securities	$(27,800)	$(70,400)
California franchise tax	211,600	121,800
Allowance for loan losses	465,800	391,000
Accrued salary continuation liability	323,000	281,400
Depreciation	(107,500)	(112,500)

Total deferred tax asset	865,100	611,300
Valuation allowance	(410,000)	(335,000)

Net deferred tax asset	$455,100	$276,300

The Bank establishes a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Note 12.      COMMITMENTS

In the normal course of business, there are outstanding commitments that are not reflected in the consolidated financial statements.

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

Rent expense for operating leases is included in occupancy and equipment expense and amounted to approximately $286,400, $275,200, and $270,800 in 2005, 2004, and 2003, respectively.

Effective April 1, 2000, the Bank entered into a 5 year sublease agreement to rent one of the units in the Carmel Valley branch. Sublease rental income for the years ending 2005, 2004, and 2003 was approximately $26,500, $37,400, and $39,300, respectively.

Effective July 1, 2002, the Bank entered into a 5 year and 3 months sublease agreement to rent one of the units in the Carmel-By-The-Sea branch. Sublease rental income for the year ending 2005, 2004, and 2003 was approximately $40,200, $37,200, and $39,300, respectively.

Future minimum rental commitments for all non-cancelable operating leases are as follows:

Year Ending	Minimum Lease	Sublease	Net Lease
December 31	Commitments	Income	Commitments
2006	$261,200	$38,300	$222,900
2007	182,100	28,800	153,300
2008	108,000	—	108,000
2009	108,000	—	108,000
2010	108,000	—	108,000
Thereafter	18,000	—	18,000

	$785,300	$67,100	$718,200

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

At December 31, 2005 and 2004, such commitments to extend credit were approximately $25,950,100 and $23,971,400, respectively, of undisbursed lines of credit, undisbursed loans in process, and commitment letters.

Note 13.      CONCENTRATION OF RISK

The Bank grants commercial, construction, real estate and installment loans to businesses and individuals primarily in the Monterey Peninsula area of Northern California. Most loans are secured by business assets, and commercial and residential real estate. Real estate and construction loans held for investment represented 75% of total loans held for investment at December 31, 2005 and 2004. The Bank has no concentration of loans with any one customer.

The Bank does have concentrations of loans in the real estate and accommodation and food services industries. Loans held for investment in the real estate industry represented 31.13% and 31.26% of total loans held for investment at December 31, 2005 and 2004. Loans held for investment in the accommodation and food services industry represented 20.57% and 24.21% of total loans held for investment at December 31, 2005 and 2004, respectively.

Note 14.      OTHER INCOME AND OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other income for the years ended December 31, 2005, 2004, and 2003 totaled $2,806,800, $2,993,900, and $3,192,200, respectively. Significant categories comprising other income in the years ending December 31, 2005, 2004, and 2003 were net merchant discount fees of $2,342,600, $2,343,400, and $2,331,700, commercial banking broker fees of $412,200, $274,000, and $539,400, life insurance cash surrender value earnings of $79,900, $65,200, and $89,700, credit card marketing program income of $222,100, $120,000 and $49,100, and trading asset activities ($392,400), $53,200 and $91,700.

Other general and administrative expenses for the years ended December 31, 2005, 2004, and 2003 totaled $3,369,900, $3,038,000, and $2,831,300, respectively.

Significant categories comprising other general and administrative expenses in the years ending December 31, 2005, 2004, and 2003 were merchant credit processing expense of $2,049,500, $2,005,000, and $1,955,300, advertising of $140,900, $127,300, and $113,500, and insurance of $117,300, $106,400, and $84,100.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2005 and 2004 are also presented in the tables.

December 31, 2005

	Actual		Minimum Capital Requirement		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(All dollars in thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$17,751	14.3%	$9,899	8.0%	N/A	N/A
Monterey County Bank	15,958	13.1%	9,772	8.0%	$12,215	10.0%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	10,763	8.7%	4,949	4.0%	N/A	N/A
Monterey County Bank	14,738	12.1%	4,886	4.0%	7,329	6.0%

Tier 1 Capital to Average Assets:
Consolidated	10,763	6.9%	6,224	4.0%	N/A	N/A
Monterey County Bank	14,738	9.6%	6,139	4.0%	7,674	5.0%

December 31, 2004

	Actual		Minimum Capital Requirement		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(All dollars in thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$15,914	15.3%	$8,204	8.0%	N/A	N/A
Monterey County Bank	13,189	12.5%	8,492	8.0%	$10,615	10.0%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	8,781	8.6%	4,102	4.0%	N/A	N/A
Monterey County Bank	12,226	11.5%	4,246	4.0%	6,369	6.0%

Tier 1 Capital to Average Assets:
Consolidated	8,781	7.3%	4,840	4.0%	N/A	N/A
Monterey County Bank	12,226	9.7%	5,068	4.0%	6,334	5.0%

Note 16.      OTHER REGULATORY MATTERS

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

Note 17.      STOCK OPTIONS AND STOCK DIVIDENDS

At December 31, 2005, options for the purchase of 293,141 shares of the Corporation’s common stock were outstanding and exercisable at prices ranging from $1.71 - $ 4.40. The status of all optioned shares is as follows:

	Shares	Exercise Price Range	Weighted Average Remaining Contractual Life

Outstanding at December 31, 1999	159,115	$2.07 - $2.48	4.3 Years

Granted	49,500	$2.73 - $3.00
Increase due to stock dividend	18,899	$1.88 - $3.00
Cancelled	(19,623)	$2.07 - $2.48

Outstanding at December 31, 2000	207,891	$2.07 - $2.48	3.7 Years

Increase due to stock dividend	18,472	$1.71 - $2.73
Cancelled	(23,183)	$2.07 - $2.48

Outstanding at December 31, 2001	203,180	$1.71 - $2.73	2.4 Years

Granted	81,000	$3.00 - $3.30
Increase due to stock dividend	22,101	$1.55 - $3.00
Exercised	(30,746)	$1.71 - $1.88
Cancelled	(32,405)	$1.88 - $2.48

Outstanding at December 31, 2002	243,130	$1.55 - $3.00	3.2 Years

Granted	63,000	$3.00 - $3.30
Exercised	(78,210)	$1.55 - $2.05
Cancelled	(6,342)	$1.86

Outstanding at December 31, 2003	221,578	$1.55 - $3.30	3.8 Years

	Shares	Exercise Price Range	Weighted Average Remaining Contractual Life

Outstanding at December 31, 2003	221,578	$1.55 - $3.30	3.8 Years

Granted	138,500	$4.00 - $4.40
Exercised	(41,361)	$1.55 - $2.48

Outstanding at December 31, 2004	318,717	$2.75 - $4.40	5.1 Years

Granted	10,000	$4.00
Exercised	(27,215)	$1.86 - $3.00
Cancelled	(8,362)	$2.25 - $4.00

Outstanding at December 31, 2005	293,140		4 Years

The weighted average exercise price was $2.47, $2.15, and $1.84 for the years ending December 31, 2005, 2004, and 2003 respectively. The weighted average fair value of options granted during the years ending December 31, 2005, 2004, and 2003 were $4.00, $2.89, and $2.40, respectively. All but 20,000 of the options are exercisable as of December 31, 2005.

Note 18.      RELATED PARTY TRANSACTIONS

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

Aggregate loan transactions with related parties are approximately as follows:

Balance as of December 31, 2003	$1,534,800
Loan reclassified to non-related	(250,000)
Repayments	(76,900)

Balance as of December 31, 2004	1,207,900
Advances on lines of credit	11,700
Repayments	(43,400)

Balance as of December 31, 2005	$1,176,200

Related party deposits totaled approximately $167,700 and $189,300 at December 31, 2005 and 2004, respectively.

Note 19.      EMPLOYEE BENEFIT PLANS

During 1995, the Corporation established an employee stock ownership plan (ESOP) to invest in the Corporation’s common stock for the benefit of eligible employees. The Board of Directors determines the Corporation’s contribution to the plan. Shares in the plan generally vest after seven years. The Corporation did not contribute to the ESOP trust in 2005, 2004, or 2003. There were no shares in the plan as of December 31, 2005.

The Bank has a salary reduction plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time employees who have completed one year of service with the Bank. Employees are allowed to defer up to 15% of their compensation subject to certain limits based on federal tax laws. Under the provisions of the plan, the Bank’s contribution policy is discretionary. The Bank initiated a matching contribution in 2001 of 100% of each employee’s contribution up to 6% of the employee’s compensation. The Bank’s matching contributions in 2005, 2004, and 2003 totaled $107,200, $87,200, and $71,800, respectively.

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

Note 21.      SALARY CONTINUATION PLANS

The Corporation has established salary continuation plans, which provide for payments to a certain officer at retirement. Included in other liabilities at December 31, 2005 and 2004, respectively, is $720,300 and $627,600 of deferred compensation related to the continuation plans. The plans are funded through life insurance policies that generate value to fund the future benefits.

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments as of December 31, 2005 and 2004 are as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$24,130,600	$24,130,600	$16,809,000	$16,809,000
Time deposits with other financial institutions	1,000,000	1,000,000	—	—
Trading assets	1,027,500	1,027,500	803,700	803,700
Securities, available for sale	11,065,300	11,065,300	6,834,900	6,834,900
Securities, held to maturity	7,025,000	7,161,900	6,219,100	6,299,700
Other investments	2,020,500	3,337,600	1,813,500	2,705,200
Loans, held for sale	5,315,000	5,315,000	4,539,500	4,539,500
Loans, net	101,985,000	98,569,000	90,496,300	90,456,100
Accrued interest receivable	773,900	773,900	565,100	565,100

Financial Liabilities:
Deposits	118,120,200	117,890,600	97,263,200	97,268,800
Long-term debt	32,998,000	32,460,800	27,898,000	27,904,800
Accrued interest payable	649,400	649,400	380,800	380,800

Note 23.      NORTHERN CALIFORNIA BANCORP, INC. (PARENT CORPORATION ONLY)

The following are the financial statements of Northern California Bancorp, Inc. (Parent Corporation only) as of December 31, 2005 and 2004:

Balance Sheets	2005	2004
Assets
Cash and due from banks	$581,100	$1,657,800
Investment securities - trading account	1,027,500	803,700
Investment in Metrocities Mortgage, LLC Stock	10,000	—
Investment in Pan Pacific Bank Stock	100,000	—
Investment in AT Services LLC Acquisition Corp.	40,000	202,000
Northern California Bancorp, Inc. Trust I	93,000	93,000
Northern California Bancorp, Inc. Trust II	155,000	155,000
Debt issue costs, net	155,600	161,200
Accounts receivable	5,000	2,300
Investment in common stock of Monterey County Bank	15,139,000	12,595,800

	$17,306,200	$15,670,800

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$108,000	$77,500
Dividend payable	16,600	15,000
Deferred tax liability	2,800	9,200
Junior subordinated debt securities	8,248,000	8,248,000
Total liabilities	8,375,400	8,349,700
Shareholders’ equity	8,930,800	7,321,100

	$17,306,200	$15,670,800

Statements of Operations	2005	2004	2003

Equity in income of subsidiary	$2,588,300	$1,290,100	$917,600
Investment income from AT Services LLC	100	—	14,300
Gain on sale of securities	34,900	27,400	36,200
Gain (loss) on trading asset	(427,300)	25,900	49,700
Dividend income	24,000	13,200	9,100
Interest & Fees on Loans	23,700	—	—
Miscellaneous income	300	100	100
Investment income from Metrocities Mortgage LLC	59,000	—	—
Operating expenses	(579,000)	(421,200)	(176,000)
Applicable tax benefit (provision)	205,300	129,700	(11,200)

Net income	$1,929,300	$1,065,200	$839,800

Statements of Cash Flows	2005	2004	2003

Cash flows from operating activities:
Net income	$1,929,300	$1,065,200	$839,800
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed income of Monterey County Bank	(2,588,300)	(1,290,100)	(917,600)
Increase in trading securities	(223,800)	(640,400)	(81,100)
(Increase) decrease in other assets	2,700	18,000	(74,500)
Increase in accrued expenses	30,500	18,700	55,300
Increase (decrease) in other liabilities	(4,800)	9,400	13,800
Net cash used by operating activities	(854,400)	(819,200)	(164,300)
Cash flows from investing activities:
Cash dividends received from subsidiary	—	—	50,000
(Increase) decrease in investments	52,100	25,000	(4,245,800)
Net cash provided (used) by investing activities	52,100	25,000	(4,195,800)
Cash flows from financing activities:
Proceeds from borrowings	—	—	8,248,000
Repayments on borrowings	—	—	(1,172,200)
Cash dividends paid on common stock	(326,300)	(265,300)	(235,000)
Exercise of stock options	67,100	89,000	152,000
Stock repurchase	(15,200)	—	(21,500)
Net cash provided (used) by financing activities	(274,400)	(176,300)	6,971,300
Net increase (decrease) in cash and cash equivalents	(1,076,700)	(970,500)	2,611,200
Cash and cash equivalents, beginning of year	1,657,800	2,628,300	17,100
Cash and cash equivalents, end of year	$581,100	$1,657,800	$2,628,300

