Form 10QSB
period 2006-03-31
NORTHERN CALIFORNIA BANCORP INC
filed 2006-05-11
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2006

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

Telephone: (831) 649-4600

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒                            No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes   ☐        No   ☒

As of April 28, 2006, the Corporation had 1,631,439 shares of common stock outstanding.

PART I-FINANCIAL INFORMATION

Item 1.                                FINANCIAL STATEMENTS

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	MARCH 31 2006	DECEMBER 31 2005
	(Unaudited)
ASSETS:
Cash and Due From Banks	$4,961,100	$5,830,600
Federal Funds Sold	16,765,000	18,300,000
Total Cash and Cash Equivalents	21,726,100	24,130,600
Trading Assets	1,433,200	1,027,500
Time Deposits with other Financial Institutions	1,000,000	1,000,000
Investment Securities, available for sale (Note 4)	10,963,500	11,065,300
Investment Securities, held to maturity cost (fair value approximates $7,213,500 in 2006; $7,161,900 in 2005) (Note 4)	7,021,800	7,025,000
Other Investments (Note 5)	1,763,100	2,020,500
Loans Held for Sale	2,844,800	5,315,000
Loans, net of allowance for loan losses of $1,101,800 in 2006; $1,100,700 in 2005 (Note 6)	105,916,300	101,985,000
Bank Premises and Equipment, Net	4,353,400	4,362,300
Cash Surrender Value of Life Insurance	2,485,800	2,466,700
Interest Receivable and Other Assets	3,640,200	2,247,200
Total Assets	$163,148,200	$162,645,100

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Non interest bearing demand	$23,906,600	$30,814,900
Interest-bearing demand	17,602,300	17,824,500
Savings	9,074,200	7,659,300
Time less than $100,000	33,927,400	32,143,200
Time in denominations of $100,000 or more	29,284,100	29,678,200
Total Deposits	113,794,600	118,120,100

Federal Home Loan Bank Borrowed Funds	26,750,000	24,750,000
Junior Subordinated Debt Securities	8,248,000	8,248,000
Interest Payable and Other Liabilities	4,014,200	2,596,100
Total Liabilities	152,806,800	153,714,200

Shareholders’ Equity:
Common Stock - No Par Value
Authorized: 2,500,000 in 2006 and 2005
Outstanding:1,631,439 in 2006 and 2005	4,789,600	4,771,800
Retained Earnings	5,557,500	4,128,600
Accumulated Other Comprehensive Income (Loss) (Note 7)	(5,700)	30,500
Total Shareholders’ Equity	10,341,400	8,930,900
Total Liabilities & Shareholders’ Equity	$163,148,200	$162,645,100

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNADUITED)

	THREE-MONTH PERIOD ENDING MARCH 31
	2006	2005
INTEREST INCOME:
Loans	$2,532,200	$2,104,500
Time deposits with other financial institutions	10,700	3,900
Investment securities	225,300	150,100
Federal funds sold	172,300	69,400
Total Interest Income	2,940,500	2,327,900

INTEREST EXPENSE:
Interest-bearing transaction accounts	23,200	15,900
Savings and time deposit accounts	317,200	233,100
Time deposits in denominations of $100,000 or more	301,900	221,400
Notes payable and other	490,400	340,700
Total Interest Expense	1,132,700	811,100

Net Interest Income	1,807,800	1,516,800
Provision for loan losses	—	50,000
Net interest income, after provision for loan losses	1,807,800	1,466,800

Other income
Service charges on deposit accounts	138,800	140,400
Income from sales and servicing of Small Business Administration Loans	288,900	235,700
Sale of Pacific Coast Bankers’ Bank Stock	1,313,400	—
Other income	983,900	401,500
Total other income	2,725,000	777,600

NONINTEREST EXPENSE:
Salaries and Employee Benefits	945,400	858,300
Occupancy and Equipment Expense	180,800	131,900
Professional Fees	39,600	37,500
Data Processing	86,300	90,600
Other general and administrative	850,500	747,700
Total operating expenses	2,102,600	1,866,000

Income before tax provision	2,430,200	378,400
Income tax provision	1,001,300	243,300
Net income	$1,428,900	$135,100
Earnings per common share
Basic	$0.876	$0.084
Diluted	$0.742	$0.070

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,428,900	$135,100
Adjustments to reconcile net income to net cash Provided (used) by operating activities:
Depreciation and amortization expense	69,100	49,700
Realized (gain) loss on sales of available-for-sale securities, net	(1,313,400)	—
Amortization of deferred loan (fees) costs	81,000	50,300
Amortization (accretion) of discounts and premiums on investment securities	700	1,400
Provision for loan losses	—	50,000
Stock based compensation	17,800	—
Increase in trading assets	(405,700)	(98,200)
Decrease in interest receivable	115,200	25,500
Increase in other assets	(1,496,100)	(339,200)
Increase in deferred tax asset	(82,100)	(93,300)
Increase in interest payable	58,800	107,000
Increase in other liabilities	1,359,300	562,600
Net cash provided (used) by operating activities	(166,500)	450,900

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in time deposits	—	(1,000,000)
Proceeds from maturity/sale of investment securities	1,843,000	129,600
Purchase of investments	(153,500)	(2,169,200)
Net increase in loans	(7,719,700)	(6,373,100)
Loan purchases	(5,500,000)	(3,925,900)
Loan sales	9,207,400	3,864,800
Decrease in loans held for sale	2,470,200	901,600
Proceeds from sale of equipment	17,800	600
Additions to bank premises and equipment	(77,700)	(2,082,900)
Net cash provided (used) by investing activities	87,500	(10,654,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(4,325,500)	6,091,400
Proceeds from borrowings	4,000,000	—
Repayments of borrowings	(2,000,000)	—
Proceeds from exercise of stock options	—	1,100
Net cash provided (used) by financing activities	(2,325,500)	6,092,500

Net decrease in cash and cash equivalents	(2,404,500)	(4,111,100)

CASH AND CASH EQUIVALENTS, BEGINNING	24,130,600	16,809,000

CASH AND CASH EQUIVALENTS, ENDING	$21,726,100	$12,697,900

See Note 8 for supplemental disclosures

SUMMARY OF ACCOUNTING POLICIES

(NOTE 1) BASIS OF PRESENTATION

The interim condensed financial statements of Northern California Bancorp, Inc. are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Company for the interim periods.  The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.  The year-end balance sheet data at December 31, 2005 was derived from the audited financial statements.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2005.

(NOTE 2)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Prior to January 1, 2006, the Bank accounted for its stock options under the recognition and measurement principles of Accounting Principle Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations. Accordingly, no stock-based employee compensation cost was reflected in net earnings prior to January 1, 2006 as all options to purchase common stock of the Bank had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Bank began recording compensation expense associated with stock-based awards in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R) as interpreted by SEC Staff Accounting Bulletin No. 107. SFAS No. 123R supersedes APB No. 25, and amends SFAS No. 95 Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123, Accounting for Stock Based Compensation (SFAS No. 123). However, SFAS No. 123R requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. The stock-based compensation expense amount recorded was $17,800 in the first quarter of 2006.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Bank uses the following input variables as of the grant date, to arrive at the fair value for each grant:

1)                   Grant date

2)                   Options granted

3)                   Exercise price

4)                   Stock price on date of grant

5)                   Expected dividend rate

6)                   Expected volatility

7)                   Risk free interest rate on grant date

8)                   Expected term

9)                   Expected forfeiture rate

Pro forma information regarding net income and earnings per share for the three months ended March 31, 2005 is presented below as if the Bank had accounted for all stock-based compensation under the fair value method of SFAS No. 123. In February 2004, options were granted that provided full vesting on January 1, 2005.

Three months ended March 31, 2005

Reported net earnings	$135,100
Stock-based employee compensation expense, net of related tax effects	(18,900)
Pro forma net earnings	$116,200

Earnings per share as reported:
Basic	$0.084
Diluted	$0.070
Pro forma earnings per share:
Basic	$0.072
Diluted	$0.060

(NOTE 3). EARNINGS PER SHARE

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding, if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Bank relate to outstanding stock options and warrants and are determined using the treasury stock method.

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

	Earnings per share calculation For the three months ended March 31,
	2006			2005
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$1,428,900	1,631,439	$0.876	$135,100	1,608,147	$0.084

Effect of dilutive shares assumed exercise of outstanding options	—	293,140	(0.134)	—	314,178	(0.014)

Diluted earnings per share	$1,428,900	1,924,579	$0.742	$135,100	1,922,325	$0.070

	MARCH 31 2006	DECEMBER 31 2005

(NOTE 4) INVESTMENT SECURITIES:

Available for sale:
Corporate Debt Securities	$632,300	$630,500
Government National Mortgage Association	745,400	837,800
U.S. government Agencies	9,585,800	9,597,000
	$10,963,500	$11,065,300

Held to maturity:
State/Local Agency	$7,021,800	$7,025,000

(NOTE 5) OTHER INVESTMENTS
AT Services LLC	$40,000	$40,000
Metrocities Mortgage, LLC	10,000	10,000
Pan Pacific Bank	100,000	100,000
Federal Home Loan Bank stock, restricted	1,365,100	1,182,600
Northern California Bancorp, Inc. Trust I	93,000	93,000
Northern California Bancorp, Inc. Trust II	155,000	155,000
Pacific Coast Bankers’ Bank Stock	—	439,900
	$1,763,100	$2,020,500

(NOTE 6) LOANS and ALLOWANCE FOR POSSIBLE LOAN LOSSES:

Commercial and Industrial	$22,595,600	$20,920,900
Construction	9,542,300	10,455,900
Real Estate - Mortgage	74,190,800	71,005,800
Installment	993,700	942,300
Government Guaranteed Loans Purchased	43,700	45,300
	107,366,100	103,370,200
Allowance for loan losses	(1,101,800)	(1,100,700)
Deferred origination fees, net	(348,000)	(284,500)
Net Loans	$105,916,300	$101,985,000

Balance at Beginning of Period	$1,100,700	$963,000
Recoveries	1,100	1,900
Provision for Possible Loan Losses	—	150,000
Loans Charged Off	—	(14,200)
Balance at End of Period	$1,101,800	$1,100,700

(Note 7) COMPREHENSIVE INCOME:

The components of other comprehensive income and related tax effects for the three month periods ending March 31, 2006 and 2005 are as follows:

	2006	2005
Unrealized holding losses on available - for - sale securities and other assets, net	$(65,900)	$(89,000)
Tax effect	29,700	40,000

Net-of-tax amount	$(36,200)	$(49,000)

The components of accumulated other comprehensive income and related tax effects are as follows:

	2006	2005
Unrealized holding losses on available for sales securities	$(153,000)	$(163,100)
Unrealized holding gains on available for sale strip receivable	142,600	211,500
Tax effect	4,700	(21,800)

Net-of-tax amount	$(5,700)	$26,600

(NOTE 8) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	3/31/06	3/31/05
Payments during the period ending:
Interest	$1,073,900	$680,500
Income Taxes	994,000	252,500

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

For the three months ended March 31, 2006 net income was $1,428,900, compared to $135,100 for the same period in 2005. For the three months ended March 31, 2006 interest income after provision for loan losses increased $341,000, other income increased $1,974,400, while operating expense increased $236,600 and income tax provision increased $758,000.

The following table sets forth certain selected financial ratios of the Corporation at and for the three months ended, March 31, 2006 and 2005.

	The three months Ended March 31, 2006	The three months Ended March 31, 2005
	(Dollars in thousands except per share data)

Summary of Operating Results:

Total interest income	$2,941	$2,328
Total interest expense	1,133	811
Net interest income	1,808	1,517

Provision for possible loan losses	—	50
Net interest income after provision for loan loss	1,808	1,467

Total other income	2,725	778
Total other expense	2,103	1,866

Income before taxes	2,430	378
Provision for income tax	1,001	243

Net income	1,429	135

Per Common Share Data:

Net income - Primary (1)	$0.876	$0.084
Net income - Diluted (2)	0.742	0.070
Book value, end of period (3)	6.43	4.61
Avg shares outstanding (4)	1,631,439	1,608,147

Balance Sheet Data:

Total loans, net of unearned income (5)	$108,761	$100,468
Total assets	163,148	140,887
Total deposits	113,795	103,355
Stockholders’ equity (6)	10,341	7,408

	The three months Ended March 31, 2006	The three months Ended March 31, 2005
Selected Financial Ratios (4):

Return on average assets (5)	3.64%	0.39%
Return on average stockholders’ equity (5)	59.10%	7.31%
Net interest spread	4.36%	4.40%
Net interest margin	4.96%	4.87%
Avg shareholders’ equity to average assets	6.15%	5.34%
Risked-Based capital ratios
Tier 1	10.10%	7.94%
Total	15.29%	14.24%
Total loans to total deposits at end of period	95.58%	97.21%
Allowance to total loans at end of period	1.00%	1.00%
Nonperforming loans to total loans at end of period	0.02%	0.04%
Net charge-offs to average loans	0.00%	0.00%

(1)          Primary earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year. The weighted average number of common shares used for this computation was 1,631,439 and 1,608,147 for March 31, 2006 and 2005, respectively.

(2)          Diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,924,579 and 1,922,325 for March 31, 2006 and 2005, respectively.

(3)          Weighted average common shares.

(4)          Includes loans being held for sale.

(5)          Averages are of daily balances.

(6)          March 31, 2006 calculated on an annualized basis.

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

Net interest income for the three months ended March 31, 2006 was $1,807,800 compared to $1,516,800 for the same period in 2005. The increase of $291,000 resulted from total interest income increasing $612,600, while total interest expense increased $321,600. Average interest earning assets increased $20,478,000 (16.08%), while the average rate earned increased 60 basis points. Average interest bearing liabilities increased $15,888,000 (14.76%), while the average rate paid increased 66 basis points.

The following table shows the components of the Bank’s net interest income, setting forth, for each the three months ended March 31, 2006 and 2005, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v) the net interest yield on average interest-earning assets (i.e., net interest income divided by average interest-earning assets). Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on municipal bonds of $36,700 in 2006 and $33,800 in 2005. Non-accrual loans and overdrafts are included in average loan balances. Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

	Three Months Ended March 31,						Twelve Months Ended December 31,
	2006			2005			2005
	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate
	(Dollars in thousands)
Interest Earning Assets:
Time Deposits - Financial Inst.	$1,000	$11	4.30	$667	$4	2.00	$1,000	$29	3.00
Invest securities - Taxable	14,041	134	3.82	9,929	74	2.99	13,237	441	3.33
Invest securities - Tax free	7,023	119	6.75	6,419	109	7.00	7,026	445	6.33
Federal funds sold	15,915	172	4.33	11,129	69	2.49	10,481	352	3.36
Total investments	37,979	436	4.59	28,144	256	3.64	30,744	1,267	4.12

Loans
Construction	11,276	353	12.53	11,139	350	12.58	9,952	1,269	12.75
Real estate	73,459	1,557	8.48	64,347	1,199	7.45	72,608	5,935	8.17
Installment	969	25	10.46	616	16	10.56	853	56	6.57
Commercial	24,178	598	9.89	23,137	539	9.33	25,550	2,302	9.01
Total loans	109,881	2,533	9.22	99,239	2,105	8.49	108,963	9,561	8.77

Total Interest earning assets	$147,860	$2,969	8.03	$127,382	$2,362	7.42	$139,707	$10,828	7.75

Interest Bearing Liabilities:
Int-bearing demand	$12,517	$15	0.47	$12,079	$8	0.25	$12,584	$32	0.26
Money market savings	4,451	9	0.77	4,386	8	0.77	4,818	32	0.66
Savings deposits	8,147	20	0.99	7,595	19	0.98	7,476	80	1.07
Time deposits >$100M	30,163	302	4.00	27,458	221	3.23	29,908	990	3.31
Time deposits <$100M	33,197	297	3.58	28,202	214	3.04	31,981	971	3.04
Other Borrowing	35,031	490	5.60	27,898	341	4.88	32,998	1,567	4.75
Total interest bearing liabilities	$123,506	$1,133	3.67	$107,618	$811	3.01	$119,765	$3,672	3.07

Net interest income		1,836			1,551			7,156

Net interest spread			4.36			4.40			4.68

Net yield on interest earning assets			4.96			4.87			5.12

Rate and Volume Analysis:

	Three Months Ended March 31, 2006 vs 2005			Twelve Months Ended December 31, 2005 vs 2004
	Increase (Decrease) Due to changes			Increase (Decrease) Due to Changes
	Avg Volume	Avg Rate	Total	Avg Volume	Avg Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Time Deposits - Financial Inst.	$2	$5	$7	$29	$—	$29
Invest securities - Taxable	31	29	60	69	70	140
Invest securities - Tax free	10	(1)	9	234	(15)	218
Federal funds sold	30	73	103	0	211	211
Total investments	73	106	179	332	266	598

Loans
Construction	4	(1)	3	276	198	474
Real estate	170	188	358	1,003	433	1,437
Installment	9	(0)	9	22	(7)	16
Commercial	24	34	58	437	443	880
Total loans	208	220	428	1,739	1,067	2,806

Total Interest Earning Assets	$280	326	607	2,070	1,333	3,404

Interest Bearing Deposits:
Int-bearing demand	$—	$7	$7	$(1)	$1	$(0)
Money market savings	—	0	0	7	(7)	0
Savings deposits	—	1	1	(5)	4	(1)
Time deposits >$100M	22	59	80	332	97	429
Time deposits <$100M	37	45	82	226	34	260
Other Borrowing	87	63	150	362	187	549

Total interest bearing deposits	147	173	321	922	316	1,237

Net change in net interest	$133	$153	$286	$1,148	$1,017	$2,167

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

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At March 31, 2006 and 2005 the Bank’s allowance stood at 1.02 percent and 1.00 percent of gross loans, respectively. No provision was made to the allowance during the three months ended March 31, 2006, compared with a provision of $50,000 for the same period in 2005. No loans were charged off during the three months ended March 31, 2006 or March 31, 2005. Recoveries for the same periods were $1,100 and $500, respectively.

The Bank’s non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans were 0.02 percent at March 31, 2006 compared with 0.04 percent for the same period in 2005.

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

Non-Interest Income

Total other income for the three months ended March 31, 2006 was $2,725,000 compared with $777,600 for the same period in 2005. The increase of $1,947,400 resulted from the gain on sale of the Bank’s investment in Pacific Coast Bankers’ Bank of $1,313,400, income from SBA loan sales and servicing increasing $53,200 and income from other service charges, commissions and fees increased $582,400. The increase in other service charges, commissions and fees was due primarily to a $186,600 mark to market gain on trading assets compared with a $239,000 mark to market loss in 2005 and an increase of $112,600 in fee income from credit card programs.

The Bank entered into an agreement in February 2006 with GC Acquisitions, LLC (“GCA”), the owner of a portfolio of consumer credit card contracts and receivables, under which the Bank will offer MasterCard® credit cards to qualifying GCA credit card contract holders. GCA will, through its affiliates, agents and vendors, establish new credit card accounts with the Bank for certain of its existing credit card contract holders, service the credit card accounts and own the receivables generated from the accounts. The conversion of the portfolio began in March 2006 with approximately 178,000 customers being contacted, by March 31st 88,408 had been activated. GCA will maintain reserve deposits with the Bank based on cardholder activity and available credit. The Bank’s revenues from the program will be dependent on the number of cards in the portfolio and the amount of reserve deposits maintained.

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

Non-Interest Expense

Salary and benefits expense for the three months ended March 31, 2006 increased $87,100 compared with the same period in 2005. The increase was due to merit pay increases, increased employee benefits cost and increased bonus accrual.

Total occupancy and equipment expense for the three months ended March 31, 2006 was $180,800 compared to $131,900 for the same period in 2005. The increase was due to increases in depreciation expense of $19,100, property taxes $6,000 and utilities $5,200; while premises rental income decreased $17,600.

Professional fees for the three months ended March 31, 2006 was $39,600 compared to $37,500 for the same period in 2005.

Data processing expense for the three months ended March 31, 2006 was $86,300 compared to $90,600 for the same period in 2005.

Other general and administrative expenses for the three months ended March 31, 2006 totaled $850,500 compared with $747,700 for the same period in 2005. Significant changes occurred in the following categories with increases in merchant expense $46,100, advertising expense $23,800, donations $11,800, bank fees $8,900, stationary and supplies $6,500, and dues and memberships $5,300; while collection expense decreased $5,000.

The income tax provision for the three months ended March 31, 2006 totaled $1,001,300 compared with $243,300 for the same period of 2005. The increase of $758,000 was due primarily to a $591,000 provision related to the gain on sale of the Bank’s investment in Pacific Coast Bankers’ Bank.

LOANS

Loans represented 74.31% of average earning assets, and 69.40% of average total assets for the three months ended March 31, 2006 compared with 77.91% and 72.01%, respectively during 2005. For the three months ended March 31, 2005, average loans increased 10.72% from $99,239,000 for the same period in 2005 to $109,881,000. Average real estate loans increased $9,112,000 (14.16%), average commercial loans increased $1,041,000 (4.50%), average installment loans increased $353,000 (57.17%) and average construction loans increased $137,000 (1.23%).

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

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”):

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Accruing,
past due 90 days or more:

Real Estate	$0	$0
Commercial	0	0
Installment	0	0
Other	0	0
Total accruing	0	0

Nonaccrual Loans:

Commercial	18	42
Installment	0	0
Other	0	0
Total nonaccrual	18	42

Total nonperforming	18	42

Total loans end of period	108,761	100,468

Ratio of nonperforming loans to total loans at end of period	0.02%	0.04%

These ratios have been maintained as a result of conservative underwriting criteria, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel). The Bank does not have any foreign loans or loans for highly leveraged transactions.

Summary of Loan Loss Experience

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(Dollars in thousands)
Average loans outstanding	$109,881	$99,239

Allowance, beginning of period	1,101	963

Loans charged off during period:
Commercial	0	0
Installment	0	0
Real Estate	0	0
Other	0	0
Total charge offs	0	0

Recoveries during period:
Commercial	1	0
Installment	0	0
Other	0	0
Total recoveries	1	0

Net Loans charged off during the period	(1)	0

Additions to allowance for possible loan losses	0	50

Allowance, end of period	1,102	1,013

Ratio of net loans charged off to average Loans outstanding during the period	0.00%	0.00%

Ratio of allowance to total loans at end of period	1.02%	1.00%

Deposits

Average deposits for the three months ended March 31, 2006 were $112,747,000 an increase of 11.23% compared with the same period in 2005. Average certificates of deposit represented 56.20% of average deposits for the three months ended March 31, 2006. Average interest bearing checking, money market and savings accounts as a group was 22.27% of average deposits for the three months ended March 31, 2006. Average demand deposits represented 21.53% of average deposits for the three months ended March 31, 2006.

The following table sets forth the scheduled maturities of the Company’s time deposits in denominations of $100,000 or greater at March 31, 2006:

Maturities of Time Deposits of

$100,000 or More

(Dollars in Thousands)

Three months or less	$9,196,000
Over three months through six months	5,358,800
Over six months through twelve months	11,843,000
Over twelve months	2,886,300
Total	$29,284,100

Borrowing

The Bank has lines of credit from the Federal Home Loan Bank of San Francisco, Bank of the West, Pacific Coast Bankers’ Bank and The Independent Bank with available borrowing capacity on March 31, 2006 of $1,852,100, $4,500,000, $6,000,000 and $5,000,000, respectively. The Federal Home Loan Bank line of credit has a maximum borrowing capacity of twenty five percent (25%) of the Bank’s total assets, adjusted quarterly. The Federal Home Loan Bank line of credit is secured by some of the Bank’s real estate secured loans and securities. At March 31, 2006 the total principal balances of pledged loans was $29,998,100 and the carrying value of securities was $10,318,400. The following table provides information on nine (9) advances totaling $26,750,000 outstanding at March 31, 2006.

Amount	Rate	Funding Date	Maturity Date
2,750,000	3.44%	9/27/02	9/27/07
3,000,000	4.30%	6/17/05	6/17/10
5,000,000	4.96%	11/14/05	11/15/10
2,250,000	4.75%	1/26/06	1/26/11
1,750,000	4.72%	1/26/06	1/26/11
1,000,000	7.72%	6/1/00	6/3/30
4,000,000	5.96%	8/2/04	7/28/34
5,000,000	5.63%	12/24/04	12/22/34
2,000,000	5.13%	5/4/05	5/1/35

The Bank has a letter of credit in the amount of $105,000, expiring April 17, 2006, issued by Federal Home Loan Bank of San Francisco, which is used to secure local agency deposits. The beneficiary of the letter of credit is the Administrator of Local Agency Security, Department of Financial Institutions.

The Bank of the West, Pacific Coast Bankers’ Bank and The Independent Bank lines of credit are unsecured. The Bank did not utilize any overnight borrowings in 2006 or 2005.

Capital Resources

The Company maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends. At March 31, 2006, stockholders’ equity was $10,341,400 versus $8,930,900 at December 31, 2005. The Company paid cash dividends of $0.20 and $0.165 in 2005 and 2004, respectively. The Bank paid no cash dividends during the three months ended March 31, 2006.

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

Under current rules, all banks are required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had Tier 1 risk-based capital ratios of 12.18% and 10.93% at March 31, 2006 and 2005, respectively. The Bank had Total risk-based capital ratios of 13.05% and 11.80% at March 31, 2006 and 2005, respectively. These ratios are well above the minimum regulatory requirements. The Company had Tier 1 risk-based capital ratios of 10.35% and 7.94% at March 31, 2006 and 2005, respectively. The Company had Total risk-based capital ratios of 15.72% and 14.24% at March 31, 2006 and 2005, respectively.

The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill. The Company had leverage capital ratios of 8.02% and 6.73% at March 31, 2006 and 2005, respectively; while the Bank’s leverage capital ratios were 10.25% and 9.30% at March 31, 2006 and 2005.

Under regulatory guidelines, the $8 million in Trust Preferred Securities outstanding will qualify as Tier 1 capital up to 25% of Tier 1 capital. Any additional Trust Preferred Securities will qualify as Tier 2 capital.

Liquidity

Liquidity represents a bank’s ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs. For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers. In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings. In addition, the Bank has a secured line of credit from the Federal Home Loan Bank of San Francisco of approximately $40,265,000 and unsecured federal funds lines of credit with Bank of the West, Pacific Coast Bankers’ Bank and The Independent Bank of $4,500,000, $6,000,000 and $5,000,000, respectively; to meet temporary liquidity requirements.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 10 percent of total assets (“primary liquidity”),

while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets. Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing. The Bank’s primary liquidity at March 31, 2006 was 14.41 percent, while primary liquidity plus available borrowing was 24.58 percent of total assets.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate. The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period. At March 31, 2006 the affect of a 200 basis points increase in the federal funds sold rate, expressed, as a percentage of equity, was a positive 5.60%; while a 200 basis points decrease in the federal funds sold rate, expressed, as a percentage of equity, was a negative 5.30%.

The Corporation’s sources of revenues and liquidity are the dividends, tax equalization payments or management fees from the Bank, gains on securities held in a trading account and the line of credit from the Pacific Coast Bankers’ Bank. The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law.

Investment Securities

The Corporation maintains a trading account, at fair value, consisting of marketable securities. At March 31, 2006 the account value was $1,433,200. The Corporation has a $40,000 investment in AT Service LLC, which provides title insurance services for commercial, industrial and residential properties, as well as other real estate related financial and informational services, including escrow, real estate information, trustee sale guarantees and real estate tax exchanges. In addition the Corporation has investments in Northern California Bancorp Trust I ($93,000) and Northern California Bancorp Trust II ($155,000), these are special-purpose trust subsidiaries which were formed to facilitate the issuance of trust preferred securities.

The following table sets forth the book and market value of the Bank’s investment securities at March 31, 2006:

	INVESTMENT PORTFOLIO MIX
	March 31, 2006
	Book Value	Market Value
Securities Available for Sale
Government National Mortgage Association	$765,000	$745,400
U.S. Government Agency Securities	9,719,300	9,585,900
Corporate Debt Securities	632,200	632,200
Total	$11,116,500	$10,963,500

Held to Maturity
State/Local Agencies	$7,021,800	$7,213,500

Other Investments, at cost
AT Services LLC	$40,000	$40,000
Metrocities Mortgage, LLC	10,000	10,000
Federal Home Loan Bank stock, restricted	1,365,100	1,365,100
Northern California Bancorp, Inc. Trust I	93,000	93,000
Northern California Bancorp, Inc. Trust II	155,000	155,000
Pan Pacific Bank Stock	100,000	100,000
	$1,763,100	$1,763,100

The following table summarizes the maturity of the Bank’s investment securities at March 31, 2006:

	INVESTMENT PORTFOLIO MATURITIES
	(Dollars in thousands)
	Amortized Cost	Fair Value
Available for Sale
Due between one and five years	$7,719,300	$7,617,700
Due between five and ten years	2,632,200	2,600,400
GNMA – Mortgage Backed Securities	765,000	745,400
	$11,116,500	$10,963,500

Held to Maturity
Due in over ten years	$7,021,800	$7,213,500

Item 3. Controls and Procedures

(a) The Bank’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Bank’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Bank’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Bank would be made known to them by others within the Bank, particularly during the period in which this report was being prepared. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls:  In the quarter ended March 31, 2006, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factor that could significantly affect these controls.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no known pending legal proceedings to which the Company or its subsidiary is a party, or to which any of their properties is subject, other than ordinary litigation arising in the normal course of business activities. Although the amount of any ultimate liability with respect to such proceedings cannot be determined, in the opinion of management, any such liability will not have a material effect on the consolidated financial position of the Company and its subsidiary.

Item 2.  Unregistered Sales of Equity Securities and use of Proceeds

None

Item 3.  Default of Senior Securities

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

NORTHERN CALIFORNIA BANCORP, INC.

Date:	May 10, 2006	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chairman of the Board & Chief Executive Officer

Date:	May 10, 2006	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and Principal Accounting Officer