Form 10QSB
period 2006-06-30
NORTHERN CALIFORNIA BANCORP INC
filed 2006-08-14
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the period from to

Commission File Number 0-27666

NORTHERN CALIFORNIA BANCORP, INC.
(Name of Small Business Issuer in its Charter)

Incorporated in the State of California
IRS Employer Identification Number 77-0421107
Address:  601 Munras Avenue, Monterey, CA  93940
Telephone: (831) 649-4600

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐       No. ☒

As of July 28, 2006, the Corporation had 1,633,989 shares of common stock outstanding.

PART I-FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

NORTHERN CALIFORNIA BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	JUNE 30	DECEMBER 31
	2006	2005
	(Unaudited)	(Audited)
ASSETS:
Cash and Due From Banks	$5,382,500	$5,830,600
Federal Funds Sold	11,970,000	18,300,000
Total Cash and Cash Equivalents	17,352,500	24,130,600
Trading Assets	1,404,400	1,027,500
Time Deposits with other Financial Institutions	1,000,000	1,000,000
Investment Securities, available for sale (Note 4)	13,918,200	11,065,300
Investment Securities, held to maturity at cost (fair value approximates $7,072,400 in 2006; $7,161,900 in 2005) (Note 4)	7,018,600	7,025,000
Other Investments (Note 5)	1,869,300	2,020,500
Loans Held for Sale	2,844,800	5,315,000
Loans, net of allowance for loan losses of $1,196,800 in 2006; $1,100,700 in 2005 (Note 6)	115,684,200	101,985,000
Bank Premises and Equipment, Net	4,454,800	4,362,300
Cash Surrender Value of Life Insurance	3,509,200	2,466,700
Interest Receivable and Other Assets	2,390,200	2,247,200
Total Assets	$171,446,200	$162,645,100

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Noninterest-bearing demand	$34,758,600	$30,814,900
Interest-bearing demand	15,955,300	17,824,500
Savings	7,841,300	7,659,300
Time less than $100,000	32,089,500	32,143,200
Time in denominations of $100,000 or more	32,053,800	29,678,200
Total Deposits	122,698,500	118,120,100

Federal Home Loan Bank Borrowed Funds	26,750,000	24,750,000
Junior Subordinated Debt Securities	8,248,000	8,248,000
Interest Payable and Other Liabilities	2,812,200	2,596,100
Total Liabilities	160,508,700	153,714,200

Shareholders’ Equity:
Common Stock - No Par Value
Authorized: 2,500,000
Outstanding: 1,633,989 in 2006 and 1,631,439 in 2005	4,786,300	4,771,800
Retained Earnings	6,231,400	4,128,600
Accumulated Other Comprehensive Income (Loss) (Note 7)	(80,200)	30,500
Total Shareholders’ Equity	10,937,500	8,930,900
Total Liabilities & Shareholders’ Equity	$171,446,200	$162,645,100

NORTHERN CALIFORNIA BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE-MONTH PERIOD		SIX-MONTH PERIOD
	ENDING JUNE 30		ENDING JUNE 30
	2006	2005	2006	2005
INTEREST INCOME:
Loans	$2,866,000	$2,543,400	$5,398,200	$4,647,900
Time deposits with other financial institutions	11,200	7,100	21,900	11,000
Investment securities	230,100	197,000	455,400	347,100
Federal funds sold	189,600	54,700	361,900	124,100
Total Interest Income	3,296,900	2,802,200	6,237,400	5,130,100

INTEREST EXPENSE:
Interest-bearing transaction accounts	16,100	16,900	39,300	32,800
Savings and time deposit accounts	337,300	258,300	654,500	491,400
Time deposits in denominations of $100,000 or more	338,500	239,400	640,400	460,800
Notes payable and other	511,000	375,700	1,001,400	716,400
Total Interest Expense	1,202,900	890,300	2,335,600	1,701,400

Net Interest Income	2,094,000	1,911,900	3,901,800	3,428,700
Provision for loan losses	95,000	75,000	95,000	125,000
Net interest income, after provision for loan losses	1,999,000	1,836,900	3,806,800	3,303,700

NONINTEREST INCOME:
Service charges on deposit accounts	143,000	176,700	281,800	317,100
Income from sales and servicing of Small Business Administration Loans	147,500	234,500	436,400	470,200
Sale of Pacific Coast Bankers’ Bank Stock	—	—	1,313,400	—
Other non interest income	1,130,100	544,100	2,114,000	946,600
Total non interest income	1,420,600	955,300	4,145,600	1,732,900

NONINTEREST EXPENSE:
Salaries and Employee Benefits	898,300	796,700	1,843,700	1,655,000
Stock Based Compensation Expense	—	—	7,500	—
Occupancy and Equipment Expense	199,900	155,500	380,700	287,400
Professional Fees	43,300	35,900	82,900	73,400
Data Processing	79,300	83,900	165,600	174,500
Other general and administrative	869,200	942,600	1,719,700	1,690,300
Total noninterest expense	2,090,000	2,014,600	4,200,100	3,880,600

Income before tax provision	1,329,600	777,600	3,752,300	1,156,000
Income tax provision	648,200	351,100	1,649,500	594,400
Net income	$681,400	$426,500	$2,102,800	$561,600

NORTHERN CALIFORNIA BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE-MONTH PERIOD ENDING JUNE 30		SIX-MONTH PERIOD ENDING JUNE 30
	2006	2005	2006	2005
Earnings per common share
Basic	$0.418	$0.265	$1.289	$0.349
Diluted	$0.354	$0.222	$1.093	$0.292

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other
				Compre-
				hensive
	Number of	Common	Retained	Income
	Shares	Stock	Earnings	(Loss)	Total

Balance at December 31, 2004	1,608,019	$4,719,900	$2,525,600	$75,600	$7,321,100

Comprehensive income:

Net income for the year	—	—	1,929,300	—	1,929,300
Change in net unrealized gain
on securities and other assets
net of tax effects	—	—	—	(45,100)	(45,100)
Total comprehensive income					1,884,200

$0.20 per share dividend	—	—	(326,300)	—	(326,300)
Repurchase of common stock	(3,795)	—	—	—	(15,200)
Exercise of stock options	27,215	67,100	—	—	67,100

Balance at December 31, 2005	1,631,439	$4,771,800	$4,128,600	$30,500	$8,930,900

Comprehensive income:
Net income for the year	—	—	2,102,800	—	2,102,800
Change in net unrealized losses
on securities and other assets
net of tax effects	—	—	—	(110,700)	(110,700)
Total comprehensive income					1,992,100

Stock based compensation		7,500	—	—	7,500
Exercise of stock options	2,550	7,000	—	—	7,000

Balance at June 30, 2006 (Unaudited)	1,633,989	$4,786,300	$6,231,400	$(80,200)	$10,937,500

NORTHERN CALIFORNIA BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,102,800	$561,600
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization expense	137,800	97,300
Realized (gain) loss on sales of available-for-sale securities, net	(1,313,400)	—
Amortization of net deferred loan fees	158,900	50,300
Amortization (accretion) of discounts and premiums on investment securities	(100)	2,900
Provision for loan losses	95,000	125,000
Stock based compensation	7,500	—
Increase in trading assets	(376,900)	(50,800)
Increase in interest receivable	(95,000)	(55,000)
Increase in other assets	(1,078,900)	(1,838,400)
Increase in deferred tax asset	(93,400)	(24,300)
Increase in interest payable	139,400	200,800
Increase in other liabilities	27,400	185,900
Net cash used in operating activities	(288,900)	(744,700)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in time deposits	—	(1,000,000)
Proceeds from maturity/sale of investment securities	1,873,800	303,500
Purchase of investments	(3,237,000)	(2,376,000)
Net increase in loans	(34,605,000)	(32,850,100)
Loan purchases	(7,000,000)	(3,925,900)
Proceeds from loan sales	27,651,900	25,565,200
(Increase) decrease in loans held for sale	2,470,200	(578,100)
Proceeds from sale of equipment	17,800	400
Additions to bank premises and equipment	(246,300)	(2,154,200)
Net cash used in investing activities	(13,074,600)	(17,015,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	4,578,400	8,648,400
Proceeds from borrowings	4,000,000	5,000,000
Repayments of borrowings	(2,000,000)	—
Proceeds from exercise of stock options	7,000	1,100
Net cash provided by financing activities	6,585,400	13,649,500

Net decrease in cash and cash equivalents	(6,778,100)	(4,110,400)

CASH AND CASH EQUIVALENTS, BEGINNING	24,130,600	16,809,000

CASH AND CASH EQUIVALENTS, ENDING	$17,352,500	$12,698,600

See Note 8 for supplemental disclosures

SUMMARY OF ACCOUNTING POLICIES

(NOTE 1) BASIS OF PRESENTATION

The interim condensed financial statements of Northern California Bancorp, Inc. and subsidiary (“Corporation”) are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Corporation for the interim periods.  The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.  The year-end balance sheet data at December 31, 2005 was derived from the audited financial statements.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Corporation’s Form 10-KSB for the fiscal year ended December 31, 2005.

(NOTE 2)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Prior to January 1, 2006, the Corporation accounted for its stock options under the recognition and measurement principles of Accounting Principle Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations. Accordingly, no stock-based employee compensation cost was reflected in net earnings prior to January 1, 2006 as all options to purchase common stock of the Bank had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Corporation began recording compensation expense associated with stock-based awards in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R) as interpreted by SEC Staff Accounting Bulletin No. 107. SFAS No. 123R supersedes APB No. 25, and amends SFAS No. 95 Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123, Accounting for Stock Based Compensation (SFAS No. 123). However, SFAS No. 123R requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. The stock-based compensation expense amount recorded was $7,500 through June 30, 2006.

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

Pro forma information regarding net income and earnings per share for the six months ended June 30, 2005 is presented below as if the Bank had accounted for all stock-based compensation under the fair value method of SFAS No. 123.  In February 2004, options were granted that provided full vesting on January 1, 2005 and 10,000 options were granted in June 2005.

Six months ended June 30, 2005

Reported net earnings	$561,600
Stock-based employee compensation expense, net f related tax effects	(14,600)
Pro forma net earnings	$547,000

Earnings per share as reported:
Basic	$0.349
Diluted	$0.292
Pro forma earnings per share:
Basic	$0.341
Diluted	$0.286

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109”) which is effective for the fiscal years beginning after December 15, 2006 with earlier adoption encouraged.  This interpretation was issued to clarify the accounting for uncertainly in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  We are currently evaluating the potential impact of this interpretation.

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

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

	Earnings per share calculation
	For the six months ended June 30,
	2006			2005
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$2,102,800	1,631,766	$1.289	$561,600	1,608,334	$0.349

Effect of dilutive shares asumed exercise of utstanding options	—	292,814	(0.196)	—	312,833	(0.057)

Diluted earnings per share	$2,102,800	1,924,580	$1.093	$561,600	1,921,167	$0.292

(NOTE 4) INVESTMENT SECURITIES:

	JUNE 30	DECEMBER 31
	2006	2005
	(Unaudited)	(Audited)

Available for sale:
Corporate Debt Securities	$670,100	$630,500
Government National Mortgage Association	710,600	837,800
U.S. government Agencies	12,537,500	9,597,000
	$13,918,200	$11,065,300

Held to maturity:
State/Local Agency	$7,018,600	$7,025,000

(NOTE 5) OTHER INVESTMESTS

AT Services LLC	$40,000	$40,000
Metrocities Mortgage, LLC	10,000	10,000
Pan Pacific Bank	100,000	100,000
Federal Home Loan Bank stock, restricted	1,381,300	1,182,600
Northern California Bancorp, Inc. Trust I	93,000	93,000
Northern California Bancorp, Inc. Trust II	155,000	155,000
Rush Financial Technologies, Inc.	90,000	—
Pacific Coast Bankers’ Bank Stock	—	439,900
	$1,869,300	$2,020,500

(NOTE 6) LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES:

	JUNE 30	DECEMBER 31
	2006	2006
Commercial and Industrial	$24,433,700	$20,920,900
Construction	11,773,900	10,455,900
Real Estate - Mortgage	80,249,100	71,005,800
Installment	739,400	942,300
Government Guaranteed Loans Purchased	42,000	45,300
	117,238,100	103,370,200
Allowance for loan losses	(1,196,800)	(1,100,700)
Deferred origination fees, net	(357,100)	(284,500)
Net Loans	$115,684,200	$101,985,000

Balance at Beginning of Period	$1,100,700	$963,000
Recoveries	1,100	1,900
Provision for Possible Loan Losses	95,000	150,000
Loans Charged Off	—	(14,200)
Balance at End of Period	$1,196,800	$1,100,700

(NOTE 7) COMPREHENSIVE INCOME (LOSS):

The components of other comprehensive income and related tax effects for the six month periods ending June 30, 2006 and 2005 are as follows (unaudited):

	2006	2005
Unrealized holding gains (losses) on available-for-sale securities and other assets, net	$(201,300)	$55,300
Tax effect	90,600	(24,900)

Net-of-tax amount	$(110,700)	$30,400

The components of accumulated other comprehensive income and related tax effects are as follows:

	2006	2005
Unrealized holding losses on available-for-sale securities	$(209,400)	$(26,100)
Unrealized holding gains on available for ale strip receivable	63,600	218,900
Tax effect	65,600	(86,800)

Net-of-tax amount	$(80,200)	$106,000

(NOTE 8) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	6/30/06	6/30/05
Payments during the period ending:
Interest	$2,196,300	$1,477,000
Income Taxes	1,667,700	631,000

ITEM 2:                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements Regarding Forward-Looking Information

Except for historical information contained herein, the matters discussed or incorporated by reference in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), that involve substantial risks and uncertainties.  When used in this report, or in the documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” and similar expressions identify certain of such forward-looking statements.  Actual results of Monterey County Bank could differ materially from such forward-looking statements contained herein.  Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Bank operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Bank has no control); other factors affecting the Bank’s operations, markets, products and services; and other risks detailed in this Form 10-QSB and in the Bank’s other reports filed with the Federal Deposit Insurance Corporation and pursuant to the rules and regulations of the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  The Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date thereof.

OVERVIEW

The following discussion reviews and analyzes the operating results and financial condition of the Corporation, focusing on the Bank.  It should be read in conjunction with the financial statements and the other financial data presented elsewhere herein.

For the six months ended June 30, 2006 net income was $2,102,800, compared to $561,600 for the same period in 2005.  For the six months ended June 30, 2006 net interest income after provision for loan losses increased $503,100, non interest income increased $2,412,700, while operating expense increased $319,500 and income tax provision increased $1,055,100.

The following table sets forth certain selected financial ratios of the Corporation at and for the six months ended, June 30, 2006 and 2005.

	The six months	The six months
	Ended June 30, 2006	Ended June 30, 2005
	(Dollars in thousands except per share data)
Summary of Operating Results:
Total interest income	$6,237	$5,130
Total interest expense	2,336	1,701
Net interest income	3,902	3,429
Provision for possible loan losses	95	125
Net interest income after provision for loan loss	3,807	3,304
Total other income	4,146	1,733
Total other expense	4,200	3,881
Income (loss) before taxes	3,752	1,156
Provision for income tax	1,650	594
Net income	$2,103	$562
Per Common Share Data:
Net income - Basic (1)	$1.289	$0.349
Net income - Diluted (2)	$1.093	$.292
Book value, end of period (3)	$6.69	$4.92
Avg shares outstanding (4)	1,631,766	1,608,334
Balance Sheet Data:
Total loans, net of unearned income (5)	$118,529	$106,649
Total assets	$171,446	$148,667
Total deposits	$122,699	$105,912
Stockholders’ equity (6)	$10,937	$7,914

	The six months	The six months
	Ended June 30, 2006	Ended June 30, 2005
Selected Financial Ratios (4):
Return on average assets (5)	2.57%	0.79%
Return on average stockholders’ equity (5)	40.99%	14.89%
Net interest spread	4.55%	4.95%
Net interest margin	5.25%	5.40%
Avg shareholders’ equity to average assets	6.27%	5.33%
Risked-Based capital ratios
Tier 1	9.85%	8.04%
Total	14.66%	13.92%
Total loans to total deposits at end of period	96.60%	100.70%
Allowance to total loans at end of period	1.00%	1.01%
Nonperforming loans to total loans at end of period	0.15%	0.13%
Net charge-offs to average loans	0.00%	0.00%

(1)          Basic earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year.  The weighted average number of common shares used for this computation was 1,631,766 and 1,608,334 for June 30, 2006 and 2005, respectively.

(2)          Diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,924,580 and 1,921,167 for June 30, 2006 and 2005, respectively.

(3)   Weighted average common shares.

(4)   Includes loans being held for sale.

(5)   Averages are of daily balances.

(6)   June 30, 2006 calculated on an annualized basis.

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

Net interest income for the six months ended June 30, 2006 was $3,901,800 compared to $3,428,700 for the same period in 2005.  The increase of $473,100 resulted from total interest income increasing $1,107,300, while total interest expense increased $634,200.  Average interest earning assets increased $21,386,000 (16.51%), while the average rate earned increased 32 basis points.  Average interest bearing liabilities increased $12,439,000 (11.24%), while the average rate paid increased 72 basis points.

The following table shows the components of the Bank’s net interest income, setting forth, for each the six months ended June 30, 2006 and 2005, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v) the net interest yield on average interest-earning assets (i.e., net interest income divided by average interest-earning assets).  Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on municipal bonds of $73,200 in 2006 and $67,700 in 2005.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

	Six Months Ended June 30,						Twelve Months Ended December 31,
	2006			2005			2005
	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate	Avg Bal	Int Earn Paid	Avg % Rate
	(Dollars in thousands)
Interest Earning Assets:
Time Deposits - Financial Inst.	$1,000	$22	4.38	$835	$11	2.63	$1,000	$29	2.92
Invest securities - Taxable	14,316	279	3.90	10,592	196	3.70	13,237	441	3.33
Invest securities - Tax free	7,022	236	6.73	6,422	218	6.80	7,026	445	6.33
Federal funds sold	15,711	362	4.61	9,221	124	2.69	10,481	352	3.36
Total investments	38,048	899	4.73	27,070	549	4.06	31,744	1,267	4.12

Loans
Construction	10,878	689	12.68	11,304	761	13.46	9,952	1,269	12.75
Real estate	75,609	3,304	8.74	67,088	2,768	8.25	72,608	5,935	8.17
Installment	970	46	9.50	620	27	8.67	853	56	6.57
Commercial	25,381	1,361	10.72	23,417	1,092	9.32	25,550	2,302	9.01
Total loans	112,837	5,400	9.57	102,429	4,648	9.08	108,963	9,561	8.77

Total Interest earning assets	$150,886	$6,299	8.35	$129,499	$5,197	8.03	$139,707	$10,828	7.75

Interest Bearing Liabilities:
Int-bearing demand	$12,868	$23	0.36	$12,273	$15	0.25	$12,584	$32	0.26
Money market savings	4,275	16	0.75	4,589	17	0.76	4,818	32	0.66
Savings deposits	7,969	40	1.00	7,935	39	0.98	7,476	80	1.07
Time deposits >$100M	30,297	640	4.23	28,188	461	3.27	29,908	990	3.31
Time deposits <$100M	32,679	615	3.76	28,956	452	3.12	31,981	971	3.04
Other Borrowing	35,015	1,001	5.72	28,721	716	4.99	32,998	1,567	4.75

Total interest bearing liabilities	$123,101	$2,336	3.79	$110,663	$1,701	3.07	$119,765	$3,672	3.07

Net interest income		3,964			3,496			7,156

Net interest spread			4.56			4.95			4.68

Net yield on interest
earning assets			5.25			5.40			5.12

Rate and Volume Analysis:

	Six Months			Twelve Months
	Ended June 30,			Ended December 31,
	2006 vs 2005			2005 vs 2006
	Increase (Decrease)			Increase (Decrease)
	Due to Changes			Due to Changes
	Avg	Avg		Avg	Rate
	Volume	Rate	Total	Volume	Avg	Total
	(Dollars in thousands)
Interest Earning Assets:
Time Deposits - Financial Institutions	$2	$9	$11	$29	$—	$29
Invest securities - Taxable	69	14	83	69	70	140
Invest securities - Tax free	20	(2)	18	234	(15)	218
Federal funds sold	87	151	238	0	211	211
	179	171	350	332	266	598

Loans:
Construction	(29)	(43)	(72)	276	198	474
Real estate	350	185	536	1,003	433	1,437
Installment	15	4	19	22	(7)	16
Commercial	92	178	269	437	443	880
	428	324	752	1,739	1,067	2,806

Total Interest Earning Assets	$607	$495	$1,102	$2,070	$1,333	$3,404

Interest Bearing Liabilities:
Int-bearing demand	$1	$7	$8	$(1)	$1	$(0)
Money market savings	(1)	(0)	(1)	7	(7)	0
Savings deposits	0	1	1	(5)	4	(1)
Time deposits >$100M	34	145	179	332	97	429
Time deposits <$100M	58	105	163	226	34	260
Other Borrowing	157	128	285	362	187	549

	249	385	634	921	316	1,237

Net change in net interest	$357	$110	$468	$1,149	$1,017	$2,167

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

Loan Category	Reserve %

Classified Loans:
Loans classified loss	100.00%
Loans classified doubtful	50.00%
Loans classified substandard
Real Estate Secured	5.00%
Non Real Estate Secured	20.00%

Unclassified Loans:
Real Estate - Loan to value 80% or less	0.10%
Real Estate - Loan to value over 80%	0.70%
Real Estate - Construction	0.25%
Loans to Individuals	3.00%
Commercial	2.00%
SBA Loans — Unguaranteed portion	2.00%
Unfunded Loan Commitments	.10%
Concentration Risk Factor — Real Estate	.10%
Economic Risk Factor	.20%
SBA Loans - Guaranteed portion	0.00%
Cash Secured Loans	0.00%

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At June 30, 2006 and 2005 the Bank’s allowance stood at 1.00 percent and 1.01 percent of gross loans, respectively.  A provision of $95,000 was made to the allowance during the six months ended June 30, 2005, compared with a provision of $125,000 for the same period in 2005.  No loans were charged off during the six months ended June 30, 2006 or June 30, 2005.  Recoveries for the same periods were $1,100 and $900, respectively.

The Bank’s non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans were 0.15 percent at June 30, 2006 compared with 0.13 percent for the same period in 2005.

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

Non-Interest Income

Total other income for the six months ended June 30, 2006 was $4,145,600 compared with $1,732,900 for the same period in 2005.  The increase of $2,412,700 resulted from the gain on sale of the Bank’s investment in Pacific Coast Bankers’ Bank of $1,313,400, and an increase in income from other service charges, commissions and fees of $1,099,300.  The increase in other service charges, commissions and fees was due primarily to a $57,300 mark to market gain on trading assets compared with a $348,300 mark to market loss in 2005, and increases of $361,400 in fee income from credit card programs, $166,000 in merchant discount fees and $125,000 in commercial banking origination fees.

The Bank entered into an agreement in February 2006 with GC Acquisitions, LLC (“GCA”), the owner of a portfolio of consumer credit card contracts and receivables, under which the Bank will offer MasterCard® credit cards to qualifying GCA credit card contract holders.  GCA will, through its affiliates, agents and vendors, establish new credit card accounts with the Bank for certain of its existing credit card contract holders, service the credit card accounts and own the receivables generated from the accounts.  The conversion of the portfolio began in March 2006 with approximately 252,000 customers being contacted and by June 30th 199,300 had been activated.  GCA will maintain reserve deposits with the Bank based on cardholder activity and available credit.  The Bank’s revenues from the program will be dependent on the number of cards in the portfolio and the amount of reserve deposits maintained.

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

Non-Interest Expense

Salary and benefits expense for the six months ended June 30, 2006 increased $188,700 compared with the same period in 2005.  The increase was due to merit pay increases, increased employee benefits cost, increased commissions paid and increased bonus accrual.

Total occupancy and equipment expense for the six months ended June 30, 2006 was $380,700 compared to $287,400 for the same period in 2005.  The increase was primarily due to increases in depreciation expense of $40,500, premises rent expense less sublease income $27,400, merchant terminal expense $9,300, property taxes $6,000 and utilities $4,000.

Professional fees for the six months ended June 30, 2006 was $82,900 compared to $73,400 for the same period in 2005.

Data processing expense for the six months ended June 30, 2006 was $165,600 compared to $174,500 for the same period in 2005.

Other general and administrative expenses for the six months ended June 30, 2006 totaled $1,719,700 compared with $1,690,300 for the same period in 2005.  Significant changes occurred in the following categories with increases in merchant expense $71,100, other operating losses $61,000, advertising expense $43,800, stationary and supplies $20,800, donations $16,500, business development $15,900, and bank fees $15,000; while decreases occurred in provision for possible losses on debt securities $132,500, provision for possible losses on unfunded commitments $71,000 and entertainment and meals $5,000.

The income tax provision for the six months ended June 30, 2006 totaled $1,649,500 compared with $594,400 for the same period of 2005.  The increase of $1,055,100 was due to a $591,000 provision related to the gain on sale of the Bank’s investment in Pacific Coast Bankers’ Bank and increased income.

LOANS

Loans represented 74.78% of average earning assets, and 69.23% of average total assets for the six months ended June 30, 2006 compared with 79.10% and 72.62%, respectively during 2005. For the six months ended June 30, 2005, average loans increased 10.16% from $102,429,000 for the same period in 2005 to $112,837,000.  Average real estate loans increased $8,521,000 (12.70%), average commercial loans increased $1,964,000 (8.39%), average installment loans increased $350,000 (56.44%) while average construction loans decreased $427,000 (3.78%).

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

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”):

	Six months as of
	JUNE 30,
	2006	2005
	(Dollars in thousands)
Accruing,
past due 90 days or more:

Real Estate	$0	$0
Commercial	0	0
Installment	0	0
Other	0	0
Total accruing	0	0

Nonaccrual Loans:

Real Estate	0	0
Commercial	173	137
Installment	0	0
Other	0	0
Total nonaccrual	173	137

Total nonperforming	173	173

Total loans end of period	118,529	106,649

Ratio of nonperforming loans to total loans at end of period	0.15%	0.13%

These ratios have been maintained as a result of conservative underwriting criteria, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel).  The Bank does not have any foreign loans or loans for highly leveraged transactions.

Summary of Loan Loss Experience

	Allowance for Loan Losses
	Six months as of	Six months as of
	June 30,	June 30,
	2006	2005
	(Dollars in thousands)
Average loans outstanding	$112,837	$102,429

Allowance, beginning of period	1,101	963

Loans charged off during period:
Commercial	0	0
Installment	0	0
Real Estate	0	0
Other	0	0
Total charge offs	0	0

Recoveries during period:
Commercial	1	0
Installment	0	1
Real Estate	0	0
Other	0	0
Total recoveries	1	1

Net Loans charged off during the period	(1)	(1)

Additions to allowance for possible loan losses	95	125

Allowance, end of period	1,197	1,089

Ratio of net loans charged off to average Loans outstanding during the period	0.00%	0.00%

Ratio of allowance to total loans at end of period	1.00%	1.01%

Other Assets

Cash surrender value of life insurance increased $1,042,500 due primarily to the purchase of a $1,000,000 insurance policy.

Deposits

Average deposits for the six months ended June 30, 2006 were $116,017,000 an increase of 12.36% compared with the same period in 2005.  Average certificates of deposit represented 54.28% of average deposits for the six months ended June 30, 2006.  Average interest bearing checking, money market and savings accounts as a group was 21.64% of average deposits for the six months ended June 30, 2006.  Average demand deposits represented 24.07% of average deposits for the six months ended June 30, 2006.

The following table sets forth the scheduled maturities of the Company’s time deposits in denominations of $100,000 or greater at June 30, 2006:

Maturities of Time Deposits of

$100,000 or More

(Dollars in Thousands)

Three months or less	$8,036,600
Over three months through six months	10,374,200
Over six months through twelve months	11,291,400
Over twelve months	2,351,600
Total	$32,053,800

Borrowing

The Bank has a financing arrangement with the Federal Home Loan Bank of San Francisco which has a total financing availability of twenty five percent (25%) of the Bank’s total assets, adjusted quarterly; approximately $40,275,000 at June 30, 2006.  The Federal Home Loan Bank borrowing is secured by some of the Bank’s real estate secured loans and securities.  The Federal Home Loan Bank assigns a maximum borrowing capacity for each type of loan and security pledge.  At June 30, 2006 the total principal balances of pledged loans was $32,047,700 and the carrying value of securities was $13,248,600 with a total borrowing capacity of $32,966,600.  The following table provides information on nine (9) advances totaling $26,750,000 outstanding at June 30, 2006.

		Funding	Maturity
Amount	Rate	Date	Date
2,750,000	3.44%	9/27/02	9/27/07
3,000,000	4.30%	6/17/05	6/17/10
5,000,000	4.96%	11/14/05	11/15/10
2,250,000	4.75%	1/26/06	1/26/11
1,750,000	4.72%	1/26/06	1/26/11
1,000,000	7.72%	6/1/00	6/3/30
4,000,000	5.96%	8/2/04	7/28/34
5,000,000	5.63%	12/24/04	12/22/34
2,000,000	5.13%	5/4/05	5/1/35

The Bank has a letter of credit in the amount of $330,000, expiring April 17, 2007, issued by Federal Home Loan Bank of San Francisco, which is used to secure local agency deposits.  The beneficiary of the letter of credit is the Administrator of Local Agency Security, Department of Financial Institutions.

The Bank also has unsecured federal funds borrowing lines with Bank of the West, Pacific Coast Bankers’ Bank and The Independent Bank with available borrowing capacity on June 30, 2006 of $4,500,000, $6,000,000 and $5,000,000, respectively.  The Bank did not utilize any overnight borrowings in 2006 or 2005.

Capital Resources

The Company maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends.  At June 30, 2006, stockholders’ equity was $10,937,400 versus $8,930,900 at December 31, 2005.  The Company paid cash dividends of $0.20 and $0.165 in 2005 and 2004, respectively.  The Bank paid no cash dividends during the six months ended June 30, 2006.

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

Under current rules, all banks are required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had Tier 1 risk-based capital ratios of 12.48% and 11.12% at June 30, 2006 and 2005, respectively.  The Bank had Total risk-based capital ratios of 13.38% and 12.06% at June 30, 2006 and 2005, respectively.  These ratios are well above the minimum regulatory requirements.  The Company had Tier 1 risk-based capital ratios of 9.85% and 8.17% at June 30, 2006 and 2005, respectively.  The Company had Total risk-based capital ratios of 14.66% and 14.16% at June 30, 2006 and 2005, respectively.

The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill.  The Company had leverage capital ratios of 7.72% and 6.75% at June 30, 2006 and 2005, respectively; while the Bank’s leverage capital ratios were 10.33% and 9.30% at June 30, 2006 and 2005.

Under regulatory guidelines, the $8 million in Trust Preferred Securities outstanding will qualify as Tier 1 capital up to 25% of Tier 1 capital.  Any additional Trust Preferred Securities will qualify as Tier 2 capital.

Liquidity

Liquidity represents a bank’s ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs.  For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings.  In addition, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank of San Francisco of approximately $40,275,000 of which $27,080,000 had been advanced at June 30, 2006 and unsecured federal funds lines of credit with Bank of the West, Pacific Coast Bankers’ Bank and The Independent Bank of $4,500,000, $6,000,000 and $5,000,000, respectively; to meet temporary liquidity requirements.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 10 percent of total assets (“primary liquidity”), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s primary liquidity at June 30, 2006 was 12.83 percent, while primary liquidity plus available borrowing was 23.32 percent of total assets.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  At June 30, 2006 the affect of a 200 basis points increase in the federal funds sold rate, expressed, as a percentage change in net interest income, was a positive 11.70%; while a 200 basis points decrease in the federal funds sold rate, expressed, as a percentage change in net interest income, was a negative 11.80%. These percentage changes in net interest income are well within policy limits of 20%.

The Corporation’s sources of revenues and liquidity are the dividends, tax equalization payments or management fees from the Bank, gains on securities held in a trading account and the line of credit from the Pacific Coast Bankers’ Bank.  The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law.

Investment Securities

The Corporation maintains a trading account, at fair value, consisting of marketable securities.  At June 30, 2006 the account value was $1,404,400.  In addition the Corporation has a $40,000 investment in AT Service LLC, which provides title insurance services for commercial, industrial and residential properties, as well as other real estate related financial and informational services, including escrow, real estate information, trustee sale guarantees and real estate tax exchanges.

The Corporation also has a $100,000 investment in Pan Pacific Bank a California stat-chartered commercial banking corporation and a $90,000 investment in Rush Financial Technologies, Inc. a holding company that operates through two primary subsidiaries: a real-time financial technology development company, RushGroup Technologies, Inc., (“RushGroup”) and a new generation direct-access online brokerage firm, RushTrade Securities, Inc., (“RushTrade”).

  In addition the Corporation has investments in Northern California Bancorp Trust I of $93,000 and Northern California Bancorp Trust II of $155,000, these are special-purpose trust subsidiaries which were formed to facilitate the issuance of trust preferred securities.

The following table sets forth the book and market value of the Bank’s investment securities at June 30, 2006:

	INVESTMENT PORTFOLIO MIX
	June 30, 2006
	Book	Market
	Value	Value
Securities Available for Sale
Government National Mortgage Association	$733,400	$711,200
U.S. Government Agency Securities	12,724,600	12,537,400
Corporate Debt Securities	670,100	670,100
Total	$14,128,100	$13,918,700

Held to Maturity
State/Local Agency Bonds	$7,018,600	$7,072,400

Other Investments, at cost
AT Services LLC	$40,000	$40,000
Metrocities Mortgage, LLC	10,000	10,000
Federal Home Loan Bank stock, restricted	1,381,300	1,381,300
Northern California Bancorp, Inc. Trust I	93,000	93,000
Northern California Bancorp, Inc. Trust II	155,000	155,000
Pan Pacific Bank Stock	100,000	100,000
Rush Financial Technologies, Inc.	90,000	90,000
	$1,869,300	$1,869,300

The following table summarizes the maturity of the Bank’s investment securities at June 30, 2006:

	INVESTMENT PORTFOLIO MATURITIES
	(Dollars in thousands)
	Amortized Cost	Fair Value
Available for Sale
Due within one year	$4,739,800	$4,694,700
Due between one and five years	2,984,800	2,914,600
Due between five and ten years	5,670,100	5,598,200
GNMA — Mortgage Backed Securities	733,400	711,200
	$14,128,100	$13,918,700

Held to Maturity
Due in over ten years	$7,018,600	$7,072,400

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

(b) Changes in Internal Controls:  In the quarter ended June 30, 2006, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factor that could significantly affect these controls.

PART II-OTHER INFORMATION

Item 1.                          Legal Proceedings.

There are no known pending legal proceedings to which the Corporation or its subsidiary is a party, or to which any of their properties is subject, other than ordinary litigation arising in the normal course of business activities. Although the amount of any ultimate liability with respect to such proceedings cannot be determined, in the opinion of management, any such liability will not have a material effect on the consolidated financial position of the Corporation and its subsidiary.

Item 2.                          Unregistered Sales of Equity Securities and use of Proceeds

None

Item 3.                          Default of Senior Securities

None

Item 4.                          Submission of Matters to a vote of Security Holders.

The following proposals were presented to shareholders at the Corporation’s annual shareholders’ meeting held on May 18, 2006.

Proposal Number 1:             Election of Directors

	Number of Affirmative Votes	Number of Votes Withheld
Charles T. Chrietzberg, Jr.	1,384,927	4,192
Sandra G. Chrietzberg	1,384,927	4,192
Peter J. Coniglio	1,384,927	2,671
Carla S. Hudson	1,384,927	2,671
John M. Lotz	1,380,875	6,723

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

NORTHERN CALIFORNIA BANCORP, INC.

Date: August 10, 2006	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chairman of the Board &
Chief Executive Officer

Date: August 10, 2006	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and
Principal Accounting Officer