Form 10QSB
period 2006-09-30
NORTHERN CALIFORNIA BANCORP INC
filed 2006-11-13
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☒      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

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

As of October 27, 2006, the Corporation had 1,718,965 shares of common stock outstanding.

PART I-FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30 2006	December 31 2005
	(Unaudited)	(Audited)
ASSETS:
Cash and Due From Banks	$6,278,800	$5,830,600
Federal Funds Sold	22,145,000	18,300,000
Total Cash and Cash Equivalents	28,423,800	24,130,600
Trading Assets	1,262,800	1,027,500
Time Deposits with other Financial Institutions	1,000,000	1,000,000
Investment Securities, available for sale (Note 4)	14,083,800	11,065,300
Investment Securities, held to maturity cost (fair value approximates $7,300,200 in 2006; $6,561,100 in 2005) (Note 4)	7,015,500	7,025,000
Other Investments (Note 5)	1,962,800	2,020,500
Loans Held for Sale	720,100	5,315,000
Loans, net of allowance for loan losses of $1,246,800 in 2006; $1,100,700 in 2005 (Note 6)	120,880,200	101,985,000
Bank Premises and Equipment, Net	4,502,900	4,362,300
Cash Surrender Value of Life Insurance	3,586,500	2,466,700
Interest Receivable and Other Assets	2,168,100	2,247,200
Total Assets	$185,606,500	$162,645,100

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Non interest bearing demand	$36,188,200	$30,814,900
Interest-bearing demand	17,551,100	17,824,500
Savings	7,769,600	7,659,300
Time less than $100,000	32,661,800	32,143,200
Time in denominations of $100,000 or more	34,831,600	29,678,200
Total Deposits	129,002,300	118,120,100

Federal Home Loan Bank Borrowed Funds	32,750,000	24,750,000
Junior Subordinated Debt Secuirites	8,248,000	8,248,000
Interest Payable and Other Liabilities	3,639,600	2,596,100
Total Liabilities	173,639,900	153,714,200

Shareholders’ Equity:
Common Stock - No Par Value, authorized 2,500,000 Outstanding:1,698,789 in 2006 and 1,631,439 in 2005	5,004,600	4,771,800
Retained Earnings	6,973,200	4,128,600
Accumulated Other Comprehensive Income (Loss) (Note 7)	(11,200)	30,500
Total Shareholders’ Equity	11,966,600	8,930,900
Total Liabilities & Shareholders’ Equity	$185,606,500	$162,645,100

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three-Month Period Ending September 30,		Nine-Month Period Ending September 30,
	2006	2005	2006	2005
INTEREST INCOME:

Loans	$3,128,300	$2,273,400	$8,526,500	$6,921,300
Time deposits with other financial institutions	14,300	8,300	36,200	19,300
Investment securities	288,900	218,600	744,300	565,700
Federal funds sold	219,800	118,500	581,700	242,600
Total Interest Income	3,651,300	2,618,800	9,888,700	7,748,900

INTEREST EXPENSE:
Interest-bearing transaction accounts	14,900	15,600	54,200	48,400
Savings and time deposit accounts	368,500	271,100	1,023,000	762,500
Time deposits in denominations of $100,000 or more	399,800	256,600	1,040,200	717,400
Notes payable and other	586,400	416,600	1,587,800	1,133,000
Total Interest Expense	1,369,600	959,900	3,705,200	2,661,300

Net Interest Income	2,281,700	1,658,900	6,183,500	5,087,600
Provision for loan losses	50,000	—	145,000	125,000
Net interest income, after provision for loan losses	2,231,700	1,658,900	6,038,500	4,962,600

OTHER INCOME:

Service charges on deposit accounts	144,700	134,200	426,500	451,300
Income from sales and servicing of Small Business Administration Loans	176,400	249,300	612,800	719,500
Sale of Pacific Coast Bankers’ Bank Stock	—	—	1,313,400	—
Other income	962,300	768,800	3,076,300	1,714,400
Total other income	1,283,400	1,152,300	5,429,000	2,885,200

NONINTEREST EXPENSE:

Salaries and Employee Benefits	925,000	740,200	2,768,700	2,395,200
Stock Based Compensation Expense	—	—	7,500	—
Occupancy and Equipment Expense	210,200	187,300	590,900	474,700
Professional Fees	34,800	33,800	117,700	107,200
Data Processing	65,000	101,200	230,600	275,700
Other general and administrative	860,700	796,100	2,580,400	2,486,400
Total operating expenses	2,095,700	1,858,600	6,295,800	5,739,200

Income before tax provision	1,419,400	952,600	5,171,700	2,108,600
Income tax provision	677,600	398,400	2,327,100	992,800
Net income	$741,800	$554,200	$2,844,600	$1,115,800

Earnings per common share
Basic	$0.452	$0.344	$1.735	$0.693
Diluted	$0.385	$0.288	$1.478	$0.580

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2006

	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2004	1,608,019	$4,719,900	$2,525,600	$75,600	$7,321,100

Comprehensive income:
Net income for the year	—	—	1,929,300	—	1,929,300
Change in net unrealized gain on securities and other assets net of tax effects	—	—	—	(45,100)	(45,100)
Total comprehensive income					1,884,200

$0.20 per share dividend	—	—	(326,300)	—	(326,300)
Repurchase of common stock	(3,795)	(15,200)	—	—	(15,200)
Exercise of stock options	27,215	67,100	—	—	67,100

Balance at December 31, 2005	1,631,439	$4,771,800	$4,128,600	$30,500	$8,930,900

Comprehensive income:
Net income for the year	—	—	2,844,600	—	2,844,600
Change in net unrealized gain on securities and other assets net of tax effects	—	—	—	(41,700)	(41,700)
Total comprehensive income					2,802,900

$0.20 per share dividend	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—
Stock based compensation		7,500	—	—	7,500
Exercise of stock options	67,350	225,300	—	—	225,300

Balance at September 30, 2006	1,698,789	$5,004,600	$6,973,200	$(11,200)	$11,966,600

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,844,600	$1,115,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	207,100	169,800
Realized (gain) loss on sales of available-for-sale securities, net	(1,313,400)	—
Amortization of deferred loan (fees) costs	158,900	50,300
Amortization (accretion) of discounts and premiums on investment securities	(1,300)	4,000
(Gain) loss on sale of equipment	(400)	100
Provision for loan losses	145,000	125,000
Stock based compensation	7,500	—
Increase in trading assets	(235,300)	(62,800)
Increase in interest receivable	(45,600)	(31,200)
Increase in other assets	(1,092,300)	(2,781,600)
Increase in deferred tax asset	(51,900)	(41,400)
Increase in interest payable	519,500	311,100
Increase in other liabilities	524,000	281,900
Net cash provided (used) by operating activities	1,666,400	(859,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in time deposits	—	(1,000,000)
Proceeds from maturity/sale of investment securities	2,054,100	420,700
Purchase of investments	(3,587,600)	(6,043,200)
Net increase in loans	(36,987,400)	(30,943,800)
Loan purchases	(13,200,000)	(6,425,900)
Loan sales	30,988,300	35,387,600
(Increase) decrease in loans held for sale	4,594,900	(578,100)
Proceeds from sale of equipment	19,500	500
Additions to bank premises and equipment	(362,500)	(2,262,600)
Net cash used by investing activities	(16,480,700)	(11,444,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	10,882,200	11,405,200
Proceeds from borrowings	10,000,000	4,000,000
Repayments of borrowings	(2,000,000)	—
Repurchase of common stock and stock options	—	(15,200)
Proceeds from exercise of stock options	225,300	46,100
Net cash provided by financing activities	19,107,500	15,436,100

Net increase in cash and cash equivalents	4,293,200	3,132,300

CASH AND CASH EQUIVALENTS, BEGINNING	24,130,600	16,809,000

CASH AND CASH EQUIVALENTS, ENDING	$28,423,800	$19,941,300

See Note 8 for supplemental disclosures

SUMMARY OF ACCOUNTING POLICIES

(NOTE 1) BASIS OF PRESENTATION

The interim condensed financial statements of Northern California Bancorp, Inc. and subsidiary (“Corporation”) are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Corporation for the interim periods.  The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.  The year-end balance sheet data at December 31, 2005 was derived from the audited financial statements.

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

Effective January 1, 2006, the Corporation began recording compensation expense associated with stock-based awards in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R) as interpreted by SEC Staff Accounting Bulletin No. 107. SFAS No. 123R supersedes APB No. 25, and amends SFAS No. 95 Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123, Accounting for Stock Based Compensation (SFAS No. 123). However, SFAS No. 123R requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. The stock-based compensation expense amount recorded was $7,500 through September 30, 2006.

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

4)  Stock price on date of grant

5)  Expected dividend rate

6)  Expected volatility

7)  Risk free interest rate on grant date

8)  Expected term

9)  Expected forfeiture rate

Pro forma information regarding net income and earnings per share for the nine months ended September 30, 2005 is presented below as if the Bank had accounted for all stock-based compensation under the fair value method of SFAS No. 123.  In February 2004, options were granted that provided full vesting on January 1, 2005 and 10,000 options were granted in June 2005.

Nine months ended September 30, 2005

Reported net earnings	$1,115,800
Stock-based employee compensation expense, net of related tax effects	(14,600)
Pro forma net earnings	$1,101,200

Earnings per share as reported:
Basic	$0.693
Diluted	$0.580
Pro forma earnings per share:
Basic	$0.684
Diluted	$0.573

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

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

	Earnings per share calculation For the nine months ended September 30,
	2006			2005
	Weighted Net Income	Weighted Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount
Basic earnings per share	$2,844,600	1,639,356	$1.735	$1,115,800	1,609,327	$0.693

Effect of dilutive sharesassumed exercise of outstanding options	—	285,224	(0.257)	—	313,852	(0.113)

Diluted earnings per share	$2,844,600	1,924,580	$1.478	$1,115,800	1,923,179	$0.580

	September,30	December 31
	2006	2005

(NOTE 4) INVESTMENT SECURITIES:
Available for sale:
Corporate Debt Securities	$742,200	$630,500
Government National Mortgage Association	692,000	837,800
U.S. government Agencies	12,649,600	9,597,000
	$14,083,800	11,065,300

Held to maturity:
State/Local Agency	$7,015,500	$7,025,000

(NOTE 5) OTHER INVESTMENTS
AT Services LLC	$20,100	$40,000
Metrocities Mortgage, LLC	10,000	10,000
Pan Pacific Bank	—	100,000
Independent Bankers Financial Corporation	50,000	—
MasterCard Inc Class “B” Stock	5,400	—
Federal Home Loan Bank stock, restricted	1,539,300	1,182,600
Northern California Bancorp, Inc. Trust I	93,000	93,000
Northern California Bancorp, Inc. Trust II	155,000	155,000
Rush Financial Technologies, Inc.	90,000	—
Pacific Coast Bankers’ Bank Stock	—	439,900
	$1,962,800	$2,020,500

(NOTE 6) LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES:

Commercial and Industrial	$24,774,700	$20,920,900
Construction	11,627,000	10,455,900
Real Estate - Mortgage	85,354,300	71,005,800
Installment	674,400	942,300
Government Guaranteed Loans Purchased	40,600	45,300
	122,471,000	103,370,200
Allowance for loan losses	(1,246,800)	(1,100,700)
Deferred origination fees, net	(344,000)	(284,500)
Net Loans	$120,880,200	$101,985,000

Balance at Beginning of Period	$1,100,700	$963,000
Recoveries	1,100	1,900
Provision for Possible Loan Losses	145,000	150,000
Loans Charged Off	—	(14,200)
Balance at End of Period	$1,246,800	$1,100,700

 (NOTE 7) COMPREHENSIVE INCOME (LOSS):

The components of other comprehensive income and related tax effects for the nine  month periods ending September 30, 2006 and 2005 are as follows (unaudited):

	2006	2005
Unrealized holding (losses) on available - for - sale securities and other assets, net	$(75,800)	$(35,100)
Tax effect	34,100	15,800
Net-of-tax amount	$(41,700)	$(19,300)

The components of accumulated other comprehensive income and related tax effects are as follows:

	2006	2005
Unrealized holding losses on available — for - sale securities	$(67,600)	$(81,100)
Unrealized holding gains on available for sale strip receivable	47,300	183,300
Tax effect	9,100	(46,000)
Net-of-tax amount	$(11,200)	$56,200

(NOTE 8) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	9/30/2006	9/30/2005
Payments during the period ending:
Interest	$3,185,600	$2,326,600
Income Taxes	$2,376,400	$960,700

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

For the nine months ended September 30, 2006 net income was $2,844,600, compared to $1,115,800 for the same period in 2005.  For the nine months ended September 30, 2006 net interest income after provision for loan losses increased $1,075,900, total other income increased $2,543,800, while operating expense increased $556,600 and income tax provision increased $1,344,300.

The following table sets forth certain selected financial ratios of the Corporation at and for the nine months ended, September 30, 2006 and 2005.

	The nine months Ended September 30, 2006	The nine months Ended September 30, 2005
	(Dollars in thousands except per share data)
Summary of Operating Results:
Total interest income	$9,889	$7,749
Total interest expense	3,705	2,661
Net interest income	6,184	5,088
Provision for possible loan losses	145	125
Net interest income after provision for loan loss	6,039	4,963
Total other income	5,429	2,885
Total other expense	6,296	5,739

Income before taxes	5,172	2,109
Provision for income tax	2,327	993
Net income	$2,845	$1,116

Per Common Share Data:

Net income - Primary (1)	$1.735	$0.693
Net income - Diluted (2)	1.478	0.580
Book value, end of period (3)	7.32	5.21
Avg shares outstanding (4)	1,639,356	1,609,327

Balance Sheet Data:

Total loans, net of unearned income (5)	$121,600	$97,421
Total assets	185,607	151,165
Total deposits	129,002	108,668
Stockholders’ equity (6)	11,967	8,448

	The nine months Ended September 30, 2006	The nine months Ended September 30, 2005
Selected Financial Ratios (4):

Return on average assets (5)	2.25%	1.03%
Return on average stockholders’ equity (5)	35.59%	19.17%
Net interest spread	4.61%	4.78%
Net yield on interest earning assets	5.38%	5.24%
Avg shareholders’ equity to average assets	6.33%	5.37%
Risked-Based capital ratios
Tier 1	10.44%	9.11%
Total	14.91%	15.23%
Total loans to total deposits at end of period	94.26%	89.65%
Allowance to total loans at end of period	1.01%	1.10%
Nonperforming loans to total loans at end of period	0.21%	0.11%
Net charge-offs to average loans	0.00%	0.01%

(1)          Basic earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year.  The weighted average number of common shares used for this computation was 1,639,356 and 1,609,327 for September 30, 2006 and 2005, respectively.

(2)          Diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,924,580 and 1,923,179 for September 30, 2006 and 2005, respectively.

(3)   Weighted average common shares.

(4)   Includes loans being held for sale.

(5)   Averages are of daily balances.

(6)   September 30, 2006 calculated on an annualized basis.

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

Net interest income for the nine months ended September 30, 2006 was $6,183,500 compared to $5,087,600 for the same period in 2005.  The increase of $1,095,900 resulted from total interest income increasing $2,139,800, while total interest expense increased $1,043,900.  Average interest earning assets increased $23,181,000 (17.55%), while the average rate earned increased 63 basis points.  Average interest bearing liabilities increased $12,271,000 (10.87%), while the average rate paid increased 81 basis points.

The following tables show the components of the Bank’s net interest income, setting forth, for each of the three months ended and  the nine months ended September 30, 2006 and 2005, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v) the net interest yield on average interest-earning assets (i.e., net interest income divided by average interest-earning assets).  Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on municipal bonds of $37,300   and $35,700 for the three months ended September 30, 2006 and 2005, respectively and $110,500 and $103,300 for the nine months ended September 30, 2006 and 2005, respectively.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans	$120,846	$3,126	10.35%	$103,227	$2,262	8.77%
Time deposits - in other banks	1,000	14	5.73%	1,000	8	3.35%
Invest securities - taxable	17,163	188	4.38%	12,783	118	3.70%
Invest securities - nontaxable	7,017	120	6.86%	6,668	111	6.66%
Federal funds sold	17,050	220	5.16%	13,768	119	3.44%
Total interest-earning assets	163,076	$3,669	9.00%	137,447	$2,619	7.62%

Allowance for credit losses	(1,198)			(1,089)
Non-interest bearing assets:
Cash and due from banks	5,155			5,843
Premises and equipment	4,469			4,285
Accrued interest receivable	837			579
Other assets	5,054			3,176
Total average assets	$177,393			$150,241

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand	$13,255	$9	0.27%	$13,434	$9	0.26%
Money market savings	3,131	6	0.74%	3,775	7	0.73%
Savings deposits	7,214	18	1.02%	8,000	20	1.00%
Time deposits >$100M	33,505	400	4.77%	29,190	257	3.52%
Time deposits <$100M	32,508	351	4.32%	30,405	251	3.30%
Other Borrowing	39,476	586	5.94%	32,344	417	5.15%
Total interest-bearing liabilities	129,089	$1,371	4.25%	117,148	$960	3.28%

Non-interest bearing liabilities:
Noninterest-bearing checking	34,472			22,984
Accrued interest payable	1,073			623
Other liabilities	1,321			1,308
Total Liabilities	165,955			142,063
Total shareholders equity	11,438			8,178
Total average liabilities and shareholders equity	$177,393			$150,241
Interest income as a percentage of average earning assets			9.00%			7.62%
Interest expense as a percentage of average earning assets			3.36%			2.79%
Net yield on interest earning assets			5.64%			4.83%

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans	$115,677	$8,526	9.83%	$102,680	$6,921	8.99%
Time deposits - in other banks	1,000	36	4.83%	890	19	2.89%
Invest securities - taxable	15,395	467	4.05%	11,244	335	3.97%
Invest securities - nontaxable	7,020	357	6.77%	6,505	333	6.83%
Federal funds sold	16,162	582	4.80%	10,754	243	3.01%
Total interest-earning assets	155,254	$9,968	8.56%	132,073	$7,851	7.93%

Allowance for credit losses	(1,134)			(1,023)
Non-interest bearing assets:
Cash and due from banks	5,041			5,454
Premises and equipment	4,407			3,781
Accrued interest receivable	761			562
Other assets	4,131			3,742
Total average assets	$168,461			$144,590

Liabilities and Shareholders’ Equity:
Interest Bearing Liabilities:
Interest-bearing demand	$12,998	$32	0.33%	$12,664	$24	0.25%
Money market savings	3,890	22	0.75%	4,315	24	0.75%
Savings deposits	7,714	58	1.01%	7,957	59	0.99%
Time deposits >$100M	31,378	1,040	4.42%	28,526	717	3.35%
Time deposits <$100M	32,621	966	3.95%	29,444	704	3.19%
Other Borrowing	36,518	1,588	5.80%	29,942	1,133	5.05%
Total interest-bearing liabilities	125,119	$3,706	3.95%	112,848	$2,661	3.14%

Non-interest bearing liabilities:
Noninterest-bearing checking	30,122			21,902
Accrued interest payable	909			541
Other liabilities	1,655			1,540
Total Liabilities	157,805			136,830
Total shareholders equity	10,656			7,760
Total average liabilities and shareholders equity	$168,461			$144,590
Interest income as a percentage of average earning assets			8.56%			7.93%
Interest expense as a percentage of average earning assets			3.18%			2.69%
Net yield on interest earning assets			5.38%			5.24%

Rate and Volume Analysis:

The following tables show the increase or decrease in interest income, interest expense and net interest income, resulting from changes in rates and volumes, for each of the three months ended and the nine months ended September 30, 2006 compared with the same periods in 2005.

	Increase (decrease) in the three months ended September 30, 2006 compared with September 30, 2005
	Volume	Rate	Total
Increase in interest income:
Loans	$386	$478	$864
Time deposits - in other banks	—	6	6
Invest securities - taxable	41	29	70
Invest securities - nontaxable	6	3	9
Federal funds sold	28	73	101
Total interest-earning assets	461	589	1,050

Increase (decrease) in interest expense:
Interest-bearing demand	$(0)	$—	$(0)
Money market savings	(1)	0	(1)
Savings deposits	(2)	0	(2)
Time deposits >$100M	38	106	144
Time deposits <$100M	17	83	100
Other Borrowing	92	78	170
Total interest-bearing liabilities	144	267	411
Increase (decrease) in net interest income:	$317	$323	$639

	Increase (decrease) in the nine months ended September 30, 2006 compared with September 30, 2005
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$877	$729	$1,606
Time deposits - in other banks	2	15	17
Invest securities - taxable	124	9	133
Invest securities - nontaxable	26	(3)	23
Federal funds sold	122	217	339
Total interest-earning assets	1,151	966	2,118

Increase (decrease) in interest expense:
Interest-bearing demand	$1	$8	$9
Money market savings	(2)	(0)	(2)
Savings deposits	(2)	1	(1)
Time deposits >$100M	72	251	323
Time deposits <$100M	76	186	262
Other Borrowing	249	206	455
Total interest-bearing liabilities	393	652	1,045
Increase (decrease) in net interest expense:	$758	$314	$1,072

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

Provisions to the allowance for loan losses are made quarterly if needed, in anticipation of future potential loan losses.  The quarterly provision is calculated on a predetermined formula to ensure adequacy as the portfolio grows.  The formula is composed of various components.  Allowance factors are utilized in estimating the adequacy of the allowance for loan losses.  The allowance is determined by assigned specific allowances for all loans.  As higher allowance levels become necessary as a result of this analysis, the allowance for loan losses will be increased through the provision for loan losses.

Loan Category	Reserve %
Classified Loans:
Loans classified loss	100.00%
Loans classified doubtful	50.00%
Loans classified substandard	5.00-20.00%

Unclassified Loans:
Real Estate - Loan to value 80% or less	0.10%
Real Estate - Loan to value over 80%	0.70%
Real Estate - Construction	0.25%
Loans to Individuals	3.00%
Commercial	2.00%
SBA Loans — Unguaranteed portion	2.00%
Unfunded Loan Commitments	.10%
Concentration Risk Factor — Real Estate	.10%
Economic Risk Factor	.20%
SBA Loans - Guaranteed portion	0.00%
Cash Secured Loans	0.00%

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At September 30, 2006 and 2005 the Bank’s allowance stood at 1.01 percent and 1.10 percent of gross loans, respectively.  A provision of $145,000 was made to the allowance during the nine months ended September 30, 2005, compared with a provision of $125,000 for the same period in 2005.  No loans were charged off during the nine months ended September 30, 2006, $7,600 in loans were charged off during the same period in 2005.  Recoveries for the same periods were $1,100 and $1,400, respectively.

The Bank’s non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans were 0.21 percent at September 30, 2006 compared with 0.11 percent for the same period in 2005.

Based upon statistics released by Federal and state banking authorities regarding banks of similar size or otherwise located in California, management believes that the Bank ‘s ratios of delinquent and non-performing loans to total loans are far better than average.  Prudent collection efforts, and tighter lending controls, are responsible for the Bank’s strong performance on these measures of credit quality.  However, no assurance can be given that the Bank’s loan portfolio will continue to measure well against its peers on these ratios and quality measures, or that losses will not otherwise occur in the future.

Non-Interest Income

Total other income for the nine months ended September 30, 2006 was $5,429,000 compared with $2,885,200 for the same period in 2005.  The increase of $2,543,800 resulted from the gain on sale of the Bank’s investment in Pacific Coast Bankers’ Bank of $1,313,400, an increase in income from other service charges, commissions and fees of $1,361,900, and decreases of $106,700 in income from sales and servicing of Small Business Administration Loans and $24,800 in service charges on deposit accounts.  The increase in other service charges, commissions and fees was due primarily to a $113,900 mark to market loss on trading assets compared with a $348,300 mark to market loss in 2005, and increases of $662,600 in fee income from credit card programs, $243,300 in merchant discount fees, $103,500 in commercial banking origination fees and $29,800 from stored value card programs.

The Bank entered into an agreement in February 2006 with GC Acquisitions, LLC (“GCA”), the owner of a portfolio of consumer credit card contracts and receivables, under which the Bank will offer MasterCard® credit cards to qualifying GCA credit card contract holders.  GCA will, through its affiliates, agents and vendors, establish new credit card accounts with the Bank for certain of its existing credit card contract holders, service the credit card accounts and own the receivables generated from the accounts.  The conversion of the portfolio began in March 2006 with approximately 252,000 customers being contacted and at September 30th the portfolio had 217,500 accounts on file.  GCA maintains reserve deposits with the Bank based on cardholder activity and available credit, at September 30th the reserve deposits totaled $8,828,600.  The Bank’s revenues from the program will be dependent on the number of cards in the portfolio and the amount of reserve deposits maintained.

In July 2006, GCA gave the Bank notice, in accordance with its agreement, of its intent to transfer 20% of the portfolio accounts, which amounts to approximately 52,000 accounts.  GCA will pay the Bank a transfer fee of approximately $143,500.  This represents six times the average monthly fee per card calculated prior to the transfer date of October 31, 2006.

In addition to the 52,000 accounts, GCA has requested and the Bank approved transfers of an additional 15,000 accounts on October 31, 2006 and 20,000 accounts on or about November 30, 2006.  GCA will pay the Bank transfer fees of $82,800 and $134,500, which represents twelve times the average monthly fee per card calculated prior to the transfer date.

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

Non-Interest Expense

Salary and benefits expense for the nine months ended September 30, 2006 increased $373,500 compared with the same period in 2005.  The increase was due to merit pay increases, increased employee benefits cost, increased commissions paid and increased bonus accrual.

Total occupancy and equipment expense for the nine months ended September 30, 2006 was $590,900 compared to $474,700 for the same period in 2005.  The increase was primarily due to increases in depreciation expense of $37,300, premises rent expense less sublease income $33,400, merchant terminal expense net of terminal rent $29,400, property taxes $6,000 and utilities $6,300.

Professional fees for the nine months ended September 30, 2006 was $117,700 compared to $107,200 for the same period in 2005.  The increase of $10,500 was due primarily to legal fees increasing $9,900.

Data processing expense for the nine months ended September 30, 2006 was $230,600 compared to $275,700 for the same period in 2005.  The decrease of $45,100 is due to the re-negotiation of the data processing contract during the 4th quarter of 2005.

Other general and administrative expenses for the nine months ended September 30, 2006 totaled $2,580,400 compared with $2,486,400 for the same period in 2005.  Significant changes occurred in the following categories with increases in merchant expense $112,900, other operating losses $61,500, advertising expense $59,200, loan expense $33,000, business development $32,200, stationary and supplies $25,900, donations $18,100, bank fees $16,600, dues and memberships $9,800; while decreases occurred in provision for possible losses on debt securities $213,700, provision for possible losses on unfunded commitments $59,000, and credit card program expense $11,100.

The income tax provision for the nine months ended September 30, 2006 totaled $2,327,100 compared with $992,800 for the same period of 2005.  The increase of $1,334,300 was due to a $591,000 provision related to the gain on sale of the Bank’s investment in Pacific Coast Bankers’ Bank and increased income.

LOANS

Loans represented 74.55% of average earning assets, and 69.00% of average total assets for the nine months ended September 30, 2006 compared with 77.74% and 71.31%, respectively during 2005. For the nine months ended September 30, 2006, average loans increased 12.66% from $102,680,000 for the same period in 2005 to $115,677,000.  Average real estate loans increased $11,005,000 (16.41%), average commercial loans increased $1,319,000 (5.45%), average installment loans increased $249,000 (39.31%) and average construction loans increased $424,000 (3.94%).

The Bank’s commercial and industrial loans are generally made for the purpose of providing working capital, financing the purchase of equipment or inventory, and other business purposes. Such loans generally have maturities of one year or longer.  Short-term business loans are generally intended to finance current transactions and typically provide for monthly interest payments with principal being payable at maturity or at 90-day intervals. Term loans (usually for a term of two to five years) normally provide for monthly installments of principal and interest.  The Bank from time to time utilizes accounts receivable and inventory as security for loans.

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

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”):

	Nine months as of September 30,
	2006	2005
	(Dollars in thousands)
Accruing, past due 90 days or more:
Real Estate	$0	$0
Commercial	0	0
Installment	0	0
Other	0	0
Total accruing	0	0

Nonaccrual Loans:
Real Estate	0	0
Commercial	95	102
Installment	155	0
Other	0	0
Total nonaccrual	250	102

Total nonperforming	250	102

Total loans end of period	121,600	97,421

Ratio of nonperforming loans to total loans at end of period	0.21%	0.11%

These ratios have been maintained as a result of conservative underwriting criteria, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel).  The Bank does not have any foreign loans or loans for highly leveraged transactions.

Summary of Loan Loss Experience

	As of the period Ended September 30,		As of the Year ended December 31,
	2006	2005	2005
	(Dollars in thousands)
Average loans outstanding	$115,677	$102,680	$108,963

Allowance, beginning of period	1,101	963	963

Loans charged off during period:
Commercial	—	8	—
Installment	—	—	14
Real Estate	—	—	—
Other	—	—	—
Total charge offs	—	8	14

Recoveries during period:
Commercial	1	—	—
Installment	—	1	2
Real Estate	—	—	—
Other	—	—	—
Total recoveries	1	1	2

Net Loans charged off during the period	(1)	6	12

Additions to allowance for possible loan losses	145	125	150

Allowance, end of period	1,247	1,082	1,101
Ratio of net loans charged off to average loans outstanding during the period	0.00%	0.01%	0.01%
Ratio of allowance to total loans at end of period	1.01%	1.10%	1.01%

Other Assets

Cash surrender value of life insurance increased $1,119,700 due primarily to the purchase of a $1,000,000 insurance policy.

Deposits

Average deposits for the nine months ended September 30, 2006 were $118,723,000 an increase of 13.28% compared with the same period in 2005.  Average certificates of deposit represented 53.91% of average deposits for the nine months ended September 30, 2006.  Average interest bearing checking, money market and savings accounts as a group was 20.72% of average deposits for the nine months ended September 30, 2006.  Average demand deposits represented 25.37% of average deposits for the nine months ended September 30, 2006.

The following table sets forth the scheduled maturities of the Company’s time deposits in denominations of $100,000 or greater at September 30, 2006:

Maturities of Time Deposits of $100,000 or More
(Dollars in Thousands)
Three months or less	$13,567,000
Over three months through six months	5,713,800
Over six months through twelve months	13,549,100
Over twelve months	2,001,700
Total	$34,831,600

Borrowing

The Bank has a financing arrangement with the Federal Home Loan Bank of San Francisco which has a total financing availability of twenty five percent (25%) of the Bank’s total assets, adjusted quarterly; approximately $40,278,800 at September 30, 2006.  The Federal Home Loan Bank borrowing is secured by some of the Bank’s real estate secured loans and securities.  The Federal Home Loan Bank assigns a maximum borrowing capacity for each type of loan and security pledge.  At September 30, 2006 the total principal balances of pledged loans was $33,353,700 and the carrying value of securities was $13,391,800 with a total borrowing capacity of $33,994,000.  The following table provides information on twelve (12) advances totaling $32,750,000 outstanding at September 30, 2006.

		Funding	Maturity
Amount	Rate	Date	Date
2,750,000	3.44%	9/27/02	9/27/07
3,000,000	4.30%	6/17/05	6/17/10
5,000,000	4.96%	11/14/05	11/15/10
2,250,000	4.75%	1/26/06	1/26/11
1,750,000	4.72%	1/26/06	1/26/11
1,500,000	5.52%	7/17/06	7/18/11
3,500,000	5.49%	7/17/06	7/18/11
1,000,000	5.22%	8/25/06	8/25/11
1,000,000	7.72%	6/1/00	6/3/30
4,000,000	5.96%	8/2/04	7/28/34
5,000,000	5.63%	12/24/04	12/22/34
2,000,000	5.13%	5/4/05	5/1/35

The Bank has a letter of credit in the amount of $330,000, expiring April 17, 2007, issued by Federal Home Loan Bank of San Francisco, which is used to secure local agency deposits.  The beneficiary of the letter of credit is the Administrator of Local Agency Security, Department of Financial Institutions.

The Bank also has unsecured federal funds borrowing lines with Bank of the West, Pacific Coast Bankers’ Bank and The Independent Bank with available borrowing capacity on September 30, 2006 of $4,500,000, $6,000,000 and $5,000,000, respectively.  The Bank did not utilize any overnight borrowings in 2006 or 2005.

Capital Resources

The Company maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends.  At September 30, 2006, stockholders’ equity was $11,966,600 versus $8,930,900 at December 31, 2005.  The Company paid cash dividends of $0.20 and $0.165 in 2005 and 2004, respectively.  The Bank paid a $25,000 cash dividend during the nine months ended September 30, 2006.

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

Under current rules, all banks are required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had Tier 1 risk-based capital ratios of 12.69% and 12.58% at September 30, 2006 and 2005, respectively.  The Bank had Total risk-based capital ratios of 13.60% and 13.57% at September 30, 2006 and 2005, respectively.  These ratios are well above the minimum regulatory requirements.  The Company had Tier 1 risk-based capital ratios of 10.44% and 9.11% at September 30, 2006 and 2005, respectively.  The Company had Total risk-based capital ratios of 14.91% and 15.23% at September 30, 2006 and 2005, respectively.

The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill.  The Company had leverage capital ratios of 7.80% and 6.79% at September 30, 2006 and 2005, respectively; while the Bank’s leverage capital ratios were 10.23% and 9.36% at September 30, 2006 and 2005.

Under regulatory guidelines, the $8 million in Trust Preferred Securities outstanding will qualify as Tier 1 capital up to 25% of Tier 1 capital.  Any additional Trust Preferred Securities will qualify as Tier 2 capital.

Liquidity

Liquidity represents a bank’s ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs.  For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings.  In addition, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank of San Francisco of approximately $40,278,800 of which $33,080,000 had been advanced at September 30, 2006 and unsecured federal funds lines of credit with Bank of the West, Pacific Coast Bankers’ Bank and The Independent Bank of $4,500,000, $6,000,000 and $5,000,000, respectively; to meet temporary liquidity requirements.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 10 percent of total assets (“primary liquidity”), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s primary liquidity at September 30, 2006 was 15.85 percent, while primary liquidity plus available borrowing was 24.55 percent of total assets.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  At September 30, 2006 the affect of a 200 basis points increase in the federal funds sold rate, expressed, as a percentage change in net interest income, was a positive 8.80%; while a 200 basis points decrease in the federal funds sold rate, expressed, as a percentage change in net interest income, was a negative 9.50%. These percentage changes in net interest income are well within policy limits of 20%.

The Corporation’s sources of revenues and liquidity are the dividends, tax equalization payments or management fees from the Bank, gains on securities held in a trading account and the line of credit from the Pacific Coast Bankers’ Bank.  The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law.

Investment Securities

The Corporation maintains a trading account, at fair value, consisting of marketable securities.  At September 30, 2006 the account value was $1,262,800.  In addition the Corporation has a $20,100 investment in AT Service LLC, which provides title insurance services for commercial, industrial and residential properties, as well as other real estate related financial and informational services, including escrow, real estate information, trustee sale guarantees and real estate tax exchanges.

The Corporation also has $90,000 investment in Rush Financial Technologies, Inc. a holding company that operates through two primary subsidiaries: a real-time financial technology development company, RushGroup Technologies, Inc., (“RushGroup”) and a new generation direct-access online brokerage firm, RushTrade Securities, Inc., (“RushTrade”).

  In addition the Corporation has investments in Northern California Bancorp Trust I of $93,000 and Northern California Bancorp Trust II of $155,000, these are special-purpose trust subsidiaries which were formed to facilitate the issuance of trust preferred securities.

The following table sets forth the book and market value of the Bank’s investment securities at September 30, 2006:

	Investment Portfolio Mix September 30, 2006
	Book Value	Market Value
Securities Available for Sale
Government National Mortgage Association	$679,200	$692,000
U.S. Government Agency Securities	12,730,000	12,649,600
Corporate Debt Securities	742,200	742,200
Total	$14,151,400	$14,083,800
Held to Maturity
State/Local Agency Bonds	$7,015,500	$7,300,200

Other Investments, at cost
AT Services LLC	$20,100	$20,100
Metrocities Mortgage, LLC	10,000	10,000
Federal Home Loan Bank stock, restricted	1,539,300	1,539,300
Northern California Bancorp, Inc. Trust I	93,000	93,000
Northern California Bancorp, Inc. Trust II	155,000	155,000
Independent Bankers Financial Corporation	50,000	50,000
MasterCard, Inc. Class B Stock	5,400	5,400
Rush Financial Technologies, Inc.	90,000	90,000
	$1,962,800	$1,962,800

The following table summarizes the maturity of the Bank’s investment securities at September 30, 2006:

	Investment Portfolio Maturities
	Amortized Cost	Fair Value
Available for Sale	(Dollars in thousands)
Due within one year	$4,742,600	$4,720,300
Due between one and five years	2,987,400	2,946,200
Due between five and ten years	5,742,200	5,725,300
GNMA — Mortgage Backed Securities	679,200	692,000
	$14,151,400	$14,083,800

Held to Maturity
Due in over ten years	$7,015,500	$7,300,200

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

(b) Changes in Internal Controls:  In the quarter ended September 30, 2006, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factor that could significantly affect these controls.

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

NORTHERN CALIFORNIA BANCORP, INC.

Date:	November 10, 2006	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chairman of the Board &
Chief Executive Officer

Date:	November 10, 2006	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and
Principal Accounting Officer