Form 10KSB
period 2006-12-31
NORTHERN CALIFORNIA BANCORP INC
filed 2007-03-26
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-KSB

☒                              Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) for fiscal year ended December 31, 2006

☐                                 Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the period from             to

Commission File Number 0-27666

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐     No  ☒

Revenues for the year ended December 31, 2006; $ 20,937,200.

As of March 1, 2007, the Corporation had 1,732,238 shares of common stock out-standing.  The aggregate market value of voting stock held by non-affiliates of the Corporation was $11,809,600, based on the most recent sale at $17.00 per share on February 21, 2007.

The following documents are incorporated by reference to the parts indicated of this Form 10-KSB:

1.    Portions of the Independent Auditor’s Report for the fiscal year ended December 31, 2006 are incorporated by reference in Part II Item 7.

FORM 10-KSB CROSS REFERENCE INDEX

PART I

Certain matters discussed or incorporated by reference in this Annual Report of Form 10-KSB including, but not limited to, those described in “Item 6 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, (1) competitive pressure in the banking industry increasing significantly; (2) changes in the interest rate environment reduces margins; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; and (6) changes in securities markets. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Corporation.

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

At December 31, 2006 the Bank had total assets, deposits and shareholders’ equity of approximately $188,375,900, $131,770,800 and $18,522,100, respectively.

Northern California Bancorp, Inc. Trust I

On March 27, 2003, Northern California Bancorp, Inc. Trust I, a newly formed Delaware statutory business trust and a wholly owned subsidiary of the Company (Trust I), issued an aggregate of $3.0 million of principal amount of Floating Rate TRUPS® (Capital Trust Pass-through Securities of the Trust) (the Trust Preferred Securities).  Bear Stearns & Co., Inc. acted as placement agent in connection with the offering of the Trust Preferred Securities.  The securities issued by Trust I are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment.  The entire proceeds to Trust I from the sale of the Trust Preferred Securities were used by Trust I in order to purchase $3.0 million in principal amount of the Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 issued by the Company (the Subordinated Debt Securities).

Pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities (VIE’s) (FIN 46),” this trust is not reflected on a consolidated basis in our financial statements.

The Subordinated Debt Securities bear a variable interest rate equal to the three-month LIBOR plus 3.25%.  The effective rate at December 31, 2006 was 8.62%.  Total broker and legal costs associated with the issuance of $115,000 are being amortized over a 30 year period.

Northern California Bancorp, Inc. Trust II

On November 13, 2003, Northern California Bancorp, Inc. Trust II, a newly formed Delaware statutory business trust and a wholly owned subsidiary of the Company (Trust II), issued an aggregate of $5.0 million of principal amount of Floating Rate TRUPS® (Capital Trust Pass-through Securities of the Trust) (the Trust Preferred Securities).  Citigroup Global Markets, Inc. acted as placement agent in connection with the offering of the Trust Preferred Securities.  The securities issued by Trust II are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment.  The entire proceeds to Trust II from the sale of the Trust Preferred Securities were used by Trust II in order to purchase $5.0 million in principal amount of the Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 issued by the Company (the Subordinated Debt Securities).

Pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities (VIE’s) (FIN 46),” this trust is not reflected on a consolidated basis in our financial statements.

The Subordinated Debt Securities bear a variable interest rate equal to the three-month LIBOR plus 2.85%.  The effective rate at December 31, 2006 was 8.22%. Total broker and legal costs associated with the issuance of $54,000 are being amortized over a 30 year period.

EMPLOYEES

At December 31, 2006 the Northern California Bancorp, Inc. and its subsidiary Monterey County Bank employed a total of 53 full time equivalent persons.

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

The Bank entered into an agreement with Genesis Financial Solutions, a purchaser of charged-off consumer credit card balances, to market a MasterCard credit card program.  The Bank will be issuing the cards, but the credit card balances will be 100 percent owned by Genesis Financial Solutions.  The program was implemented in the first quarter of 2005 with the initial card solicitations being mailed in February 2005 resulting in 14,741 active cards on file at December 31, 2005.  The Bank’s 2006 and 2005 fee revenue from the program were approximately $71,400 and $95,400, respectively.  Genesis Financial Solutions maintains deposits with the Bank equal to the sum of the total available credit of the portfolio plus the total of five (5) days average settlement activity for the prior month.  The average deposits maintained during 2006 and 2005 were $648,400 and $275,800, respectively.

The Bank entered into an agreement in February 2006 with GC Acquisitions, LLC (“GCA”), the owner of a portfolio of consumer credit card contracts and receivables, under which the Bank will offer MasterCard® credit cards to qualifying GCA credit card contract holders.  GCA will, through its affiliates, agents and vendors, establish new credit card accounts with the Bank for certain of its existing credit card contract holders, service the credit card accounts and own the receivables generated from the accounts.  A total of approximately 252,000 cards were issued during March and April 2006, as a result of GCA’s purchase of a credit card portfolio.  GCA requested and the Bank granted permission for GCA to transfer a total of approximately 87,000 accounts from the portfolio to another card issuer.  In consideration the Bank’s granting permission to transfer the accounts GCA paid one time transfer fees totaling approximately $381,700.  The Bank’s 2006 fee revenue from the program was approximately $1,209,400 including the on time transfer fees. GCA maintained average reserve deposits with the Bank of $7,488,400.  The Bank’s future revenues from the program and reserve balances maintained will be diminished as result of 87,000 accounts transferred from the portfolio.

The Bank has implemented a pre-paid debit card program.  The program is marketed by third parties through employer payroll programs and check cashing facilities, through Internet websites for purchasers of the websites’ products and services.  Holders of the pre-paid cards will be able to have additional funds added to the card balance, make point of sale purchases and withdraw cash through automated teller machines.  The Bank will be issuing the pre-paid cards and maintaining the funds held on the cards.  The Bank’s revenues from the program will be in the form of transaction fees and earnings from investing the funds held on the cards.  Revenues from the program were $75,300, $13,800 and $8,300 in 2006, 2005 and 2004, respectively.

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

The FRB’s Regulation “Y” sets out the non-banking activities that are permissible for bank holding companies under the law, subject to the FRB’s approval in individual cases.  Most of these

activities are now permitted for California banks that are well-capitalized.   The Corporation and its subsidiaries will also be subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.  The Gramm-Leach-Bliley Act (the “Act”) was signed by the President and enacted into law on November 12, 1999.  The Act does three fundamental things: 1) it repeals key provisions of the Glass Steagal Act to permit commercial banks to affiliate with investment banks, 2) it substantially modifies the Bank Holding Company Act of 1956 to permit companies that own commercial banks to engage in any type of financial activity and 3) it allows subsidiaries of banks to engage in a broad range of financial activities that are not permitted by banks.  Management cannot predict what effect these changes will have on the Bank or the Corporation.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 (the Act) was enacted into law on July 30, 2002.  The Act was in response to recent issues in corporate governance and accountability.  Key provisions of the Act provide for:

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

The FDIC, through its Bank Insurance Fund (the “BIF”) insures the Bank’s deposits, currently up to a maximum of $100,000 per depositor, except that individual retirement accounts are insured up to a maximum of $250,000 per depositor.  For this protection, the Bank, like all insured banks, pays a semi-annual statutory assessment and is subject to the rules and regulations of the FDIC.  Although the Bank is not a member of the Federal Reserve System, certain regulations of the Federal Reserve Board also apply to its operations.

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

Federal law imposes restrictions on banks with regard to transactions with affiliates, including any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, its affiliates, as well as the purchase of or investments in stock or other securities thereof, or the taking of such securities as collateral for loans, and the purchase of assets from affiliates.  These restrictions have the effect of preventing affiliates (such as the Corporation) from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts.  Secured loans and investments by the Bank are limited to 10% of the Bank’s capital and surplus (as defined by federal regulations) in the case of any one affiliate, and 20% thereof in the case of all affiliates.  California law also imposes certain restrictions with respect to transactions involving other controlling persons of the Bank.

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

A banking organization’s qualifying total capital consists of two components: Tier 1 capital (core capital) and Tier 2 capital (supplementary capital).  Tier 1 capital consists primarily of common stock, related surplus and retained earnings, qualifying noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries. Trust preferred securities qualify as Tier 1 capital up to a maximum of 25% of capital.  Any additional portion will qualify as Tier 2 capital.  Intangibles, such as goodwill, are generally deducted from Tier 1 capital; however, purchased mortgage servicing rights and purchased credit card relationships may be included, subject to certain limitations. At least 50% of the banking organization’s total regulatory capital must consist of Tier 1 capital.

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

At December 31, 2006, the Bank met the tests to be categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.

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

Premiums for Deposit Insurance

The FDIC adopted regulations implementing a risk-based premium system required by federal law.  Under the regulations which cover the assessment periods commencing on and after January 1, 1994, insured depository institutions are required to pay insurance premiums within a range of $.23 cents per $100 of deposits to $.31 cents per $100 of deposits depending on their risk classification.  The FDIC, effective September 30, 1995, lowered assessments from their rates of $.23 to $.31 per $100 of insured deposits to rates of $.04 to $.31, depending on the health of the bank, as a result of the re-capitalization of the BIF.  The FDIC may alter the existing assessment rate structure for deposit insurance and may change the base assessment rate (currently, 4 to 31 basis points per year) by rulemaking with notice and comment.  Without notice or comment, the FDIC may increase or decrease the current rate schedule uniformly by as much as 5 basis points, as deemed necessary to maintain the target designated reserve ratio 1.25 percent (fund balance to estimated insured deposits).  The insured deposit rates for 2006 were $.00 to $.27.

On February 8, 2006, the President signed The Federal Deposit Insurance Reform Act of 2005 (the Reform Act) into law. The Federal Deposit Insurance Reform Conforming Amendments Act of 2005, which the President signed into law on February 15, 2006, contains necessary technical and conforming changes to implement deposit insurance reform, as well as a number of study and survey requirements.

The Reform Act provides for the following changes:

•                  Merging the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) into a new fund, the Deposit Insurance Fund (DIF). This change was made effective March 31, 2006.

•                  Increasing the coverage limit for retirement accounts to $250,000 and indexing the coverage limit for retirement accounts to inflation as with the general deposit insurance coverage limit. This change was made effective April 1, 2006.

•                  Establishing a range of 1.15 percent to 1.50 percent within which the FDIC Board of Directors may set the Designated Reserve Ratio (DRR).

•                  Allowing the FDIC to manage the pace at which the reserve ratio varies within this range.

1.               If the reserve ratio falls below 1.15 percent—or is expected to within 6 months—the FDIC must adopt a restoration plan that provides that the DIF will return to 1.15 percent generally within 5 years.

2.               If the reserve ratio exceeds 1.35 percent, the FDIC must generally dividend to DIF members half of the amount above the amount necessary to maintain the DIF at

1.35 percent, unless the FDIC Board, considering statutory factors, suspends the dividends.

3.               If the reserve ratio exceeds 1.5 percent, the FDIC must generally dividend to DIF members all amounts above the amount necessary to maintain the DIF at 1.5 percent.

•                  Eliminating the restrictions on premium rates based on the DRR and granting the FDIC Board the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio.

•                  Granting a one-time initial assessment credit (of approximately $4.7 billion) to recognize institutions’ past contributions to the fund.

•                  The Federal Deposit Insurance Reform Conforming Amendments Act of 2005 requires the FDIC to conduct studies of three issues: (1) further potential changes to the deposit insurance system, (2) the appropriate deposit base in designating the reserve ratio, and (3) the Corporation’s contingent loss reserving methodology and accounting for losses.

•                  The 2005 act requires the Comptroller General to conduct studies of (1) federal bank regulators’ administration of the prompt corrective action program and recent changes to the FDIC deposit insurance system, and (2) the organizational structure of the FDIC.

The final rule consolidates the existing nine risk categories into four and names them Risk Categories I, II, III and IV. Risk Category I replaces the 1A risk category.

Within Risk Category I, the final rule combines supervisory ratings with other risk measures to differentiate risk. For most institutions, the final rule combines CAMELS component ratings with financial ratios to determine an institution’s assessment rate. For large institutions that have long-term debt issuer ratings, the final rule differentiates risk by combining CAMELS component ratings with these ratings. For large institutions within Risk Category I, initial assessment rate determinations may be modified within limits upon review of additional relevant information.

The final rule defines a large institution as an institution that has $10 billion or more in assets. With certain exceptions, beginning in 2010, the final rule treats new institutions (those established for less than five years) in Risk Category I the same, regardless of size, and assesses them at the maximum rate applicable to Risk Category I institutions.

The final rule sets actual rates beginning January 1, 2007, as follows:

	Risk Category
	I*
	Minimum	Maximum	II	III	IV
Annual Rates (in basis points)	5	7	10	28	43

* Rates for institutions that do not pay the minimum or maximum rate vary between these rates.

These rates are three basis points above the base rate schedule adopted in the final rule:

	Risk Category
	I*
	Minimum	Maximum	II	III	IV
Annual Rates (in basis points)	2	4	7	25	40

* Rates for institutions that do not pay the minimum or maximum rate vary between these rates.

The final rule continues to allow the FDIC Board to adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. In addition, cumulative adjustments cannot exceed a maximum of three basis points higher or lower than the base rates without further notice-and-comment rulemaking.

The billing for deposit insurance is now quarterly and in the arrears.   Payment for the first quarter 2007 deposit insurance premiums will be collected in June 2007.  The Bank’s portion of the one-time initial assessment credit is estimated to be approximately $49,000, which will be used to offset deposit insurance premiums; the assessment credit cannot be used to offset FICO premiums.

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

The FICO assessment rate is adjusted quarterly to reflect changes in the assessment basis of the respective funds based on the quarterly Call Report and the Thrift Financial Report submissions.  The FICO quarterly rates for 2006 were 1.32, 1.28, 1.26 and 1.24.  The FICO quarterly rate for the first quarter of 2007 is 1.22.

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

ITEM 2. PROPERTIES

The main office of the Bank, which also serves as the principal office of the Corporation, is located at 601 Munras Ave., Monterey, California 93940.  This facility contains a lobby, executive and customer service offices, teller stations, safe deposit boxes and related non-vault area, vault, operations area, lounge and miscellaneous areas.  A drive-through facility and adequate paved parking are also on the premises.  Both the land and all improvements thereto are owned by the Bank.  The Bank currently operates three branch offices in Carmel-By-The-Sea, Carmel Valley and Pacific Grove, California, all within approximately 10 miles from the Bank’s main office.  The Bank also has a loan production office located in Monterey, California.  The land and improvements dedicated to the Carmel-By-The-Sea, Carmel Valley and Pacific Grove branch offices.  See Footnote 12 to the Corporation’s financial statements included herewith.  In March 2005 the Bank purchased a building located at 556 Abrego St., Monterey, CA 93940.  This facility located within a city block of the Bank’s main office will be utilized for additional office space, when renovations are completed.

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

The Corporation repurchased 3,795 shares of common stock at $4.00 per share in 2005; no shares were repurchased in 2006 or 2004.

The following table sets forth, according to information known to the Corporation, the price paid per share in, and volume of, transactions in the Corporation’s stock during the quarters ended March 31, 2004 to December 31, 2006.

Quarter/Year	Price	Volume (1)

1st quarter of 2004	3.00	1,438
2nd quarter of 2004	3.00-4.00	3,795
3rd quarter of 2004	3.00	166
4th quarter of 2004	—	—

1st quarter of 2005	—	—
2nd quarter of 2005	3.00-6.75	2,913
3rd quarter of 2005	4.00-5.35	6,873
4th quarter of 2005	4.00-8.15	8,083

1st quarter of 2006	7.70-10.70	13,941
2nd quarter of 2006	8.00-12.15	902
3rd quarter of 2006	8.00-13.05	1,593
4th quarter of 2006	8.00-13.25	5,452

(1)             For the period presented, the information indicated might not include information on shares which may have been traded directly by shareholders or through dealers.

The principal source of cash flow of the Corporation, including cash flow to pay dividends on its stock or principal and interest on debt, is interest and dividends on investments and tax benefit payments and dividends from the Bank.  There are statutory and regulatory limitations on the payment of dividends by the Bank to the Corporation, as well as by the Corporation to its shareholders.

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

The Bank’s payment of dividends, as a California chartered commercial banking corporation, is regulated by the California Financial Code.  Under the California Financial Code, funds available for cash dividend payments by the Bank are restricted to the lessor of: (i) retained earnings; or (ii) the Bank’s net income for its last three fiscal years (less any distributions to the stockholders made during such period).  As of December 31, 2006 the Bank had $10,913,400 in retained earnings.  The Bank’s net income for the last three fiscal years less distributions to stockholders was $7,312,900.

In December 2006, 2005 and 2004 the Corporation paid cash dividends of $0.35, $0.20 and $0.165 per share, respectively.  The Bank paid cash dividends totaling $625,000 to the Corporation during 2006; no dividends were paid in 2004 or 2005.

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

Net income for each of the last three years was $3,837,200 in 2006, $1,929,300 in 2005, and $1,065,200 in 2004.  The primary net income per share for each of the last three years was $2.31, $1.20, and $.68 respectively.  The diluted net income per share for the same time periods was $2.09, $1.00 and $.56, respectively.  Return on average shareholders’ equity was 34.94%, 24.15% and 15.35% in 2006, 2005 and 2004, respectively.  Return on average assets was 2.24%, 1.24%, and 0.88% in 2006, 2005 and 2004, respectively.

The increase in earnings in 2006 was due to increases of $1,283,800 in net interest income after provision for loan losses, $2,815,200 in non-interest income, $814,300 in non-interest expense and $1,376,800 in income tax expense.

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

	As of and for the years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands except per share data)
Summary of Operating Results:

Total interest income	$13,760	$10,691	$7,355	$5,569	$4,876
Total interest expense	5,197	3,672	2,435	1,920	1,948
Net interest income	8,563	7,019	4,920	3,649	2,928

Provision for possible loan losses	410	150	185	155	117
Net interest income after provision for loan loss	8,153	6,869	4,735	3,494	2,811

Total other income	7,177	4,362	4,227	2,403	1,805
Total other expenses	8,627	7,813	7,116	4,399	3,754

Income before taxes	6,703	3,419	1,846	1,498	863
Provision for income tax	2,866	1,489	781	659	354

Net income	$3,837	$1,929	$1,065	$840	$509

Per Common Share Data:

Net income - Basic (1)	$2.313	$1.195	$0.676	$0.550	$0.343
Net income - Diluted (2)	$2.094	$1.003	$0.555	$0.480	$0.292
Book value, end of period (3)	7.71	5.55	4.55	4.09	3.77
Avg shares outstanding (4)	1,658,675	1,614,196	1,576,589	1,528,268	1,483,493

Balance Sheet Data:

Total loans, net of unearned income (5)	130,050	107,300	95,036	76,908	60,257
Total assets	190,570	162,645	134,039	107,872	86,279
Total deposits	131,628	118,120	97,263	78,132	67,616
Stockholders’ equity	12,402	8,931	7,321	6,411	5,639

	As of and for the Years Ended December 31,
	2006	2005	2004	2003	2002
Selected Financial Ratios (4):

Return on average assets (5)	2.24%	1.24%	0.88%	0.88%	0.63%

Return on average stockholders’ equity (5)	34.94%	24.15%	15.35%	13.84%	10.49%

Net interest spread	4.82%	4.68%	4.02%	3.92%	3.22%

Net interest margin	5.58%	5.12%	4.47%	4.30%	3.88%

Avg shareholders’ equity to average assets	6.40%	5.15%	5.75%	6.35%	5.99%

Risked-Based capital ratios
Tier 1	9.50%	9.50%	8.22%	9.00%	8.10%
Total	14.90%	14.90%	14.83%	17.30%	9.10%

Total loans to total deposits at end of period	98.80%	90.84%	97.71%	98.43%	89.12%

Allowance to total loans at end of period	1.07%	1.02%	1.00%	1.00%	1.04%

Nonperforming loans to total Loans at end of period	0.12%	0.00%	0.04%	0.04%	0.06%

Net charge-offs to average loans	0.09%	0.01%	0.00%	0.03%	0.18%

(1)          Basic earnings per share amounts were computed on the basis of the weighted average number of shares of common stock during the year.  The weighted average number of shares used for this computation was 1,658,675 for 2006, 1,614,196 for 2005, 1,576,589 for 2004, 1,528,268 for 2003 and 1,483,493 for 2002.

(2)          Fully diluted earnings per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include employee stock options.  The weighted average number of shares used for this computation was 1,831,982, 1,923,532, 1,919,512, 1,796,859 and 1,744,082 in 2006, 2005, 2004, 2003 and 2002, respectively.

(3)   Weighted average common shares.

(4)   Includes loans being held for sale.

(5)          Averages are of daily balances.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Bank’s financial statements and accompanying notes.  Management believes that the judgments, estimates and assumptions used in preparation of the Bank’s financial statements are appropriate given the factual circumstances as of December 31, 2006.

Various elements of the Bank’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact of the Bank’s results of operation.  In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Bank’s financial statements to those judgments, estimates and assumptions, are critical to an understanding of the Bank’s financial statements.  This policy relates to the methodology that determines the allowance for loan and lease losses.  Management has discussed the development and selection of this critical accounting policy with the Audit Committee of the Board of Directors.  Although Management believes the level of the allowance at December 31, 2006 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time.   For further information regarding the allowance for loan losses see “Provision and Allowance for Loan Losses,” and Note 6 to the Bank’s audited financial statements included elsewhere herein.

Recently Issued Accounting Standards

Refer to Note 1 to the Financial Statements — “Summary of Significant Accounting Policies” for discussion of the recently issued accounting standards.

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

The following table summarizes the Corporation’s net interest income.

	Years Ended			Increase (Decrease)
	December 31,			From Prior Year
	2006	2005	2004	2006/2005		2005/2004
				Amt	%	Amt	%
			(Dollars in thousands)
Interest Income	$13,760	$10,691	$7,355	$3,069	28.7	$3,336	45.4
Interest Expense	5,197	3,672	2,435	1,525	41.6	1,237	50.8
Net Interest Income	$8,563	$7,019	$4,920	$1,543	22.0	$2,099	42.7

Net interest income increased $1,543,800 or 22.0% from 2005 to 2006.  Average interest bearing assets increased 10.61%, while the average rate earned increased 115 basis points, resulting in an increase of $3,069,200 in total interest income.  Interest expense increased $1,525,400 the result of a 6.56% increase in average interest bearing liabilities, while the average rate paid increased 100 basis points.

Net interest income increased $2,099,500 or 42.68% from 2004 to 2005.  Average interest bearing assets increased 28.21%, while the average rate earned increased 72 basis points, resulting in an increase of $3,335,900 in total interest income.  Interest expense increased $1,236,400 the result of a 29.72% increase in average interest bearing liabilities, while the average rate paid increased 43 basis points.

The following table shows the components of net interest income, setting forth, for each of the three years ended December 31, 2006, 2005 and 2004 (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v) the net interest yield on average interest-earning assets (i.e., net interest income divided by average interest-earning assets).  Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on non-taxable securities of $148,700, $137,900 and $70,200 in 2006, 2005 and 2004, respectively.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

INTEREST SPREAD ANALYSIS:

	As of and for the Years Ended December 31,
	2006			2005			2004
		Int	Avg		Int	Avg		Int	Avg
	Avg	Earn	%	Avg	Earn	%	Avg	Earn	%
	Bal	Paid	Rate	Bal	Paid	Rate	Bal	Paid	Rate
				(Dollars in thousands)
Assets:
Loans	$118,699	$11,954	10.07	$108,963	$9,561	8.77	$86,870	$6,756	7.78
Time deposits - in other banks	1,000	50	4.97	1,000	29	2.92	—	—	—
Invest securities - taxable	15,145	730	4.82	13,237	441	3.33	10,755	301	2.80
Invest securities - nontaxable	7,019	480	6.83	7,026	445	6.33	3,456	226	6.55
Federal funds sold	14,745	721	4.89	10,481	352	3.36	10,479	141	1.35
Total interest-earning assets	156,607	13,933	8.90	140,707	10,828	7.75	111,561	7,425	6.66

Allowance for credit losses	(1,162)			(1,023)			(1,101)
Non-interest bearing assets:
Cash and due from banks	5,187			5,523			3,282
Premises and equipment	4,441			4,362			2,223
Accrued interest receivable	797			699			422
Other assets	5,725			5,822			4,314
Total average assets	171,596			156,090			120,700

Liabilities and Shareholders’ Equity:
Interest Bearing Liabilities:
Interest-bearing demand	$13,243	$42	0.31	$12,584	$32	0.26	$13,099	$33	0.25
Money market savings	3,589	27	0.75	4,818	32	0.66	3,894	32	0.81
Savings deposits	7,355	74	1.00	7,476	80	1.07	7,924	81	1.02
Time deposits >$100M	32,372	1,479	4.57	29,908	990	3.31	18,795	562	2.99
Time deposits <$100M	33,174	1,370	4.13	31,981	971	3.04	24,264	711	2.93
Other Borrowing	37,894	2,207	5.82	32,998	1,567	4.75	24,347	1,018	4.18
Total interest-bearing liabilities	127,626	5,198	4.07	119,765	3,672	3.07	92,324	2,436	2.64

Non-interest bearing liabilities:
Non-interest-bearing checking	30,155			24,857			20,029
Accrued interest payable	995			664			363
Other liabilities	1,838			2,816			1,042
Total liabilities	160,614			148,102			113,758
Total shareholders equity	10,982			7,988			6,941
Total average liabilities and shareholders equity	$171,596			$156,090			$120,700
Interest income as a percentage of average earning assets			8.90			7.75			6.66
Interest expense as a percentage of average earning assets			3.32			2.63			2.18
Net yield on interest earning assets			5.58			5.12			4.47

INTEREST SPREAD ANALYSIS (Continued):

	Increase (decrease) in the twelve months ended
	December 31, 2006 compared with December 31, 2005
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$854	$1,538	$2,392
Time deposits - in other banks	—	20	20
Invest securities - taxable	63	225	289
Invest securities - nontaxable	(0)	35	35
Federal funds sold	144	225	369
Total interest-earning assets	1,061	2,044	3,105

Increase (decrease) in interest expense:
Interest-bearing demand	$2	$7	$9
Money market savings	(8)	3	(5)
Savings deposits	(1)	(5)	(6)
Time deposits >$100M	82	407	489
Time deposits <$100M	36	363	399
Other borrowing	232	408	640
Total interest-bearing liabilities	342	1,183	1,525
Increase in net interest expense:	$718	$861	$1,580

	Increase (decrease) in the twelve months ended
	December 31, 2005 compared with December 31, 2004
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$1,718	$1,087	$2,805
Time deposits - in other banks	29	—	29
Invest securities - taxable	69	70	140
Invest securities - nontaxable	234	(15)	218
Federal funds sold	0	211	211
Total interest-earning assets	2,051	1,353	3,403

Increase (decrease) in interest expense:
Interest-bearing demand	$(1)	$1	$(0)
Money market savings	7	(7)	0
Savings deposits	(5)	5	(0)
Time deposits >$100M	332	96	428
Time deposits <$100M	226	34	260
Other borrowing	362	187	549
Total interest-bearing liabilities	922	316	1,237
Increase in net interest expense:	$1,129	$1,037	$2,166

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

Loan Category	Reserve %
Classified Loans:
Loans classified loss	100.00%
Loans classified doubtful	50.00%
Loans classified substandard
Real Estate Secured	5.00%
Non Real Estate Secured	20.00%

Unclassified Loans:
Real Etate – Loan to value 80% or less	0.10%
Real Estate – Loan to value over 80%	0.70%
Real Estate – Construction	0.25%
Loans to Individuals	3.00%
Commercial	2.00%
SBA Loans – Unguaranteed portion	2.00%
Unfunded Loan Commitments	.10%
Concentration Risk Factor – Real Estate	.10%
Economic Risk Factor	.20%
SBA Loans – Guaranteed portion	0.00%
Cash Secured Loans	0.00%

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors.  At the end of 2006, 2005 and 2004, the Bank’s allowance stood at 1.07%, 1.02%, and 1.00% of gross loans, respectively.  Provisions were made to the allowance for loan losses in 2006, 2005 and 2004 of $410,000, $150,000, and $185,000, respectively.  Loans charged off in 2006 and 2005 totaled $108,900 and $14,200, respectively; no loans were charged off in 2004.  Recoveries for these same periods were $7,100, $1,900, and $3,200, respectively.

The Bank’s non-performing (delinquent 90 days or more and on non-accrual) loans as a percentage of total loans were 0.12 percent 0.00 percent and 0.04 percent as of the end of 2006, 2005 and 2004, respectively.

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

Non-Interest Income

The following table presents a summary of the Bank’s non-interest income:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Service charges on deposit accounts	$547	$564	$517

Gain on sale of Pacific Coast Bankers’ Bank Stock	1,313	—	—

Other service charges, commissions and fees	4,627	2,807	2,994

Income from sales and servicing of SBA loans	690	991	716

Total non-interest income	$7,177	$4,362	$4,227

Total non-interest income increased $2,815,200 or 64.84% in 2006 when compared with 2005.  The increase resulted from the gain on sale of the Bank’s investment in Pacific Coast Bankers’ Bank of $1,313,400, an increase in income from other service charges, commissions and fees of $1,819,900, and decreases of $301,700 in income from sales and servicing of Small Business Administration Loans and $16,400 in service charges on deposit accounts.  The increase in other service charges, commissions and fees was due primarily to a $50,000 mark to market gain on trading assets compared with a $427,300 mark to market loss in 2005, and increases of $1,099,800 in fee income from credit card programs, $271,700 in merchant discount fees and $29,800 from stored value card programs, while commercial banking origination fees decreased $287,200.

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

Total non-interest income decreased $181,500 or 3.03% in 2004 when compared with 2003.  Income from sales and servicing of SBA loans increased $55,800 and service charges on deposit accounts increased $10,800; while other income decreased $248,100.  The decrease in other income was due primarily to decreases of $265,400 in commercial banking origination fees.

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

The following table presents a summary of the activity in SBA loans for the years ended 2006, 2005 and 2004:

	2006	2005	2004

SBA loans authorized	$3,645,000	$6,274,000	$15,844,000
SBA loans sold	$4,428,400	$7,944,900	$4,669,100

Summary of Income from sales and Servicing of SBA Loans	2006	2005	2004

Income from premium	$349,800	$665,400	$412,400
Income from servicing	339,800	326,000	304,000
Total income from sales and servicing of SBA loans	$689,700	$991,400	$716,400

Non-Interest Expense

The following table presents a summary of the Bank’s other non-interest expense:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Salaries and benefits	$3,854	$3,282	$3,004
Occupancy and equipment expense	790	664	597
Professional fees	149	141	113
Data processing	322	356	364
Other expenses	3,511	3,370	3,038
Total other expenses	$8,626	$7,813	$7,115

Salary and benefits expense increased $572,000 in 2006 as a result the addition of a Marketing Officer, Business Development Officer and a Credit Analyst, increased commission paid due to increased credit card and stored value card program revenues, and merit increases and bonus payments.  Salary and benefits expense increased $278,200 in 2005 as a result merit increases and bonus payments.  Salary and benefits expense increased $437,600 in 2004 as a result of the first full year of salary expense related to the hiring of an Executive Vice President/Chief Lending Officer during the fourth quarter of 2003, merit increases and bonus payments.

Occupancy and equipment expenses increased $125,700 in 2006, due to increases of net merchant terminal expense $41,900, $16,000 in depreciation expense, $11,100 in premises rent and $6,000 in property taxes; while sublease rental income decreased $45,100.  Occupancy and equipment expenses increased $67,800 in 2005, due to increases of $48,300 in depreciation expense, $18,000 in property taxes, $11,100 in premises rent, $10,000 in premises other expense and $8,800 in janitorial expense; while net merchant terminal decreased $30,800.  Occupancy and equipment expenses increased $86,000 in 2004, due to increases of $19,800 in depreciation expense, $22,700 in merchant terminal expense, $14,100 in repairs and maintenance expense, $7,800 in janitorial expense and $4,700 in premises rent.

Data processing expense decreased $33,400 in 2006, the result of continued efforts to implement more cost effective programs.  Data processing expense decreased $8,100 in 2005, the result of renegotiation of the data services contract during the fourth quarter of 2004.  Data processing expense increased $6,800 in 2004.

In 2005, professional fees increased $8,700 due to increased legal fees.  In 2005, professional fees increased $27,000 due to accounting/audit fees increasing $21,600 while legal fees increased $5,400.  In 2004, professional fees increased $24,400 due to accounting/audit fees increasing $19,500 while legal fees increased $4,900.

Other expenses for 2006 totaled $3,511,200 compared with $3,369,900 for 2005, an increase of $141,300.  Significant changes occurred in the following categories with increases in merchant processing expense of $104,400, advertising of $82,900, operational losses of $61,900, business development of $61,100, stationary/supplies of $42,400, loan expense of $36,500, travel expense of $22,800, bank fees of $20,700, dues and memberships of $13,000, and collection expense of $9,600; while decreases occurred in provision for debt securities losses of $229,400, provision for loss unfunded loan commitments of $71,000, director fees of $13,300, and meals of $10,400.

Other expenses for 2005 totaled $3,369,900 compared with $3,038,000 for 2004, an increase of $331,900.  Significant changes occurred in the following categories with the recording of the provision for debt securities losses of $119,500 and provision for loss unfunded loan commitments of $52,000; increases in director fees of $53,400, donations of $49,900, merchant processing expense of $44,500 telephone expense of $17,200, entertainment and meals of $16,100, bank fees of $15,200, stationary/supplies of $14,900, advertising of $13,600, insurance of $10,900, miscellaneous expense of $8,800, subscription/publication expense of $8,600, dues and memberships of $8,600; while decreases occurred in loan expense of $41,300, operational losses of

$30,600, collection expense of $21,300, postage expense of $9,100 and business development of $9,000.

Income Taxes

In 2006, the Bank’s provision for federal and state income taxes was $6.7 million, while the provision was $3.4 million and $1.8 million for 2005 and 2004, respectively.  This represents 42.76% of income before taxes in 2006, 43.57% in 2005, and 42.30% in 2004.  The increase in the tax provision from 2005 to 2006 was due to a $591,000 provision related to the gain on sale of the Bank’s investment in Pacific Coast Bankers’ Bank and increased income.  The increase in the tax provision from 2005 to 2006 was due to an increase in volume of taxable income.

The amount of the tax provision is determined by applying the Bank’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income.  Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of life insurance, and certain other expenses that are not allowed as tax deductions.

LOANS

Loans, the largest component of earning assets, represented 76.28% of average earning assets, and 69.46% of average total assets during 2006, compared with 77.46% and 70.53%, respectively during 2005.  In 2006, average loans increased 8.94% from $108,962,800 in 2005 to $118,699,100.  Average real estate loans increased $10,892,600 or 15.72%, average construction loans increased $2,062,900 or 20.73% while average commercial loans decreased $3,210,100 or 11.12%, and average installment loans decreased $9,100 or 1.06%.

Loan policies and procedures provide the overall direction to the administration of the loan portfolio.  The Bank’s loan underwriting process is intended to encourage sound and consistent credit decisions are made.  Emphasis is placed upon credit quality, the borrower’s ability to repay through cash flow, secondary and (occasionally tertiary) repayment sources, and the value of collateral.

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

The following table presents the composition of the loan portfolio, including loans held for sale, at December 31 for the last five years.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Commercial and industrial	$27,543	$26,236	$23,854	$18,607	$14,432
Real estate, construction	17,326	10,456	7,373	5,934	4,066
Real estate, mortgage	86,207	71,006	64,339	52,698	42,000
Installment	694	942	622	580	462
Government guaranteed loans purchased	39	45	51	57	63
	131,809	108,685	96,239	77,876	61,024
Less:
Allowance for possible loan losses	(1,409)	(1,101)	(963)	(775)	(637)
Deferred origination fees, net	(350)	(284)	(240)	(193)	(130)
Net loans	$130,050	$107,300	$95,036	$76,908	$60,257

The following table shows the maturity distribution and repricing intervals of the Bank’s outstanding loans at December 31, 2006.  Balances of fixed rate loans are displayed in the column representative of the loan’s stated maturity date.  Balances for variable rate loans are displayed in the column representative of the loan’s next interest rate change.

	Loan Maturities and Repricing Schedule
	Within One Year	After One But Within Five Years	After Five Years	Total
	($ in thousands)
Construction	$16,525	$801	$—	$17,326
Commercial	24,081	2,501	1,000	27,582
Real estate	40,819	27,999	17,389	86,207
Installment	429	168	97	694
Total gross loans	$81,854	$31,469	$18,488	$131,809
Loans with variable (floating) interest rates	$78,030	$7,203	$—	$85,233
Loans with predetermined (fixed) interest rates	$3,824	$24,266	$18,488	$46,576

Non-performing and Non-accrual Loans

The Bank’s present policy is to cease accruing interest on loans which are past due as to principal or interest 90 days or more, except for loans which are well secured or when collection of interest and principal is deemed likely.  When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of and interest on, the loan appears to be available.

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”):

	As of December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Accruing, past due 90 days or more:

Real estate	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—
Installment	—	—	—	—	—
Total accruing	—	—	—	—	—

Nonaccrual Loans:

Real estate	$—	$—	$—	$—	$—
Commercial	155	—	43	28	24
Installment	—	—	—	—	10
Total nonaccrual	155	—	43	28	34

Total nonperforming	$155	$—	$43	$28	$34

Total loans end of period	$131,809	$108,685	$96,239	$77,876	$61,024

Ratio of nonperforming loans to total loans at end of period	0.12%	0.00%	0.04%	0.04%	0.06%

Ratio of nonperforming loans to allowance for loan losses at end of period	909.37%	N/A	2259.14%	4421.35%	1862.78%

The low level of non-performing loans is the result of underwriting criteria intended to be conservative, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel).  The Bank does not have any foreign loans or loans for highly leveraged transactions.

Summary of Loan Loss Experience

	For the Years ended December 31,
	2006	2005	2005	2005	2005
	(Dollars in thousands)
Average loans outstanding	$118,699	$108,963	$86,870	$67,949	$11,192

Allowance, beginning of period	$1,101	$963	$775	$637	$566

Loans charged off during period:
Real estate	0	0	0	0	58
Commercial	109	14	0	18	1
Installment	0	0	0	0	1
Other	0	0	0	0	0
Total charge offs	109	14	0	18	60

Recoveries during period:
Real estate	0	0	0	0	0
Commercial	7	2	3	1	13
Installment	0	0	0	0	0
Other	0	0	0	0	0
Total recoveries	7	2	3	1	13

Net loans charged off during the period	102	12	(3)	17	47

Additions to allowance for possible loan losses	410	150	185	155	117

Allowance, end of period	$1,409	$1,101	$963	$775	$637

Ratio of net loans charged off to average loans outstanding during the period	0.09%	0.01%	0.00%	0.03%	0.42%

Ratio of allowance to total loans at end of period	1.07%	1.02%	1.00%	1.00%	1.04%

Funding Sources

Average deposits increased 8.30% to $119,887,300 in 2006 from $110,699,800 in 2005.  In 2006 average demand deposits increased 26.00% and average certificates of deposit increased 5.91% while average interest checking, money market and savings accounts as a group decreased 2.78%.  Average certificates of deposit represented 54.54% of average deposits in 2006 compared with 55.91% in 2005.  Average interest checking, money market and savings accounts as a group were 20.13% of average deposits in 2006 compared with 22.47% in 2005.  Average demand deposits represented 25.09% of average deposits in 2006 compared with 21.62% in 2005.

The following table summarizes the distribution of average daily deposits and the average daily rates paid for the years ended December 31, 2006, 2005, 2004, respectively.

	Average deposits
	For the year ended		For the year ended		For the year ended
	December 31, 2006		December 31, 2005		December 31, 2004
	($ in thousands)
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing checking	$30,155	—	$24,857	—	$20,029	—

Interest-bearing demand	13,243	0.31%	12,584	0.26%	13,099	0.25%

Money market savings	3,589	0.75%	4,818	0.66%	3,894	0.81%

Savings deposits	7,355	1.00%	7,476	1.07%	7,924	1.02%

Time certificate deposits in denominations of $100,000 or more	32,372	4.57%	29,908	3.31%	18,795	2.99%

Other time deposits	33,174	4.13%	31,981	3.04%	24,264	2.93%
Total Deposits	$119,887	2.50%	$111,624	1.89%	$88,006	1.61%

The following table sets forth the scheduled maturities of the Company’s time deposits in denominations of $100,000 or greater which amounted to $35,825,800 at December 31, 2006:

Maturities of Time Deposits of $100,000 or more
At December 31, 2006
($ in thousands)
Three months or less	$9,750
Over three months through six months	7,922
Over six months through twelve months	13,019
Over twelve months	5,135
$35,826

The Bank has lines of credit from the Federal Home Loan Bank (FHLB) of San Francisco, Bank of the West, Pacific Coast Bankers’ Bank and The Independent Bank with remaining available borrowing capacity on December 31, 2006 of $1,065,800 (based on pledged collateral), $4,500,000, $6,000,000 and $5,000,000, respectively.  The Federal Home Loan Bank line of credit has a maximum borrowing capacity of twenty five percent (25%) of the Bank’s total assets, adjusted quarterly.  The Federal Home Loan Bank line of credit is secured by a portion of the Bank’s real estate secured loans and securities at December 31, 2006.  The total principal balance of pledged loans was $33,463,500 and securities of $15,364,900.  The following table provides information on thirteen FHLB advances totaling $34,750,000 and outstanding at December 31, 2006.

Advance	Fixed Interest	Funding	Maturity
Amount	Rate	Date	Date
$2,750,000	3.44%	09/27/02	09/27/07
3,000,000	4.30%	06/17/05	06/17/10
5,000,000	4.96%	11/14/05	11/15/10
2,250,000	4.75%	01/26/06	01/26/11
1,750,000	4.72%	01/26/06	01/26/11
1,500,000	5.52%	07/17/06	07/18/11
3,500,000	5.49%	07/17/06	07/18/11
1,000,000	5.22%	08/25/06	08/25/11
1,000,000	7.72%	06/01/00	06/03/30
4,000,000	5.96%	08/02/04	07/28/34
5,000,000	5.63%	12/24/04	12/22/34
2,000,000	5.13%	05/04/05	05/01/35
2,000,000	5.31%	11/17/06	11/17/36
$34,750,000

The Bank of the West, Pacific Coast Bankers’ Bank and The Independent Bank lines of credit are unsecured.  The Bank did not utilize any overnight borrowings in 2006, 2005 or 2004.

The Bank has a $330,000 letter of credit issued by the Federal Home Loan Bank of San Francisco to secure the uninsured portion of local agency deposits maintained with the Bank.  The letter of credit matures April 17, 2011.

Capital Resources

The Corporation maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends.  At December 31, 2006, stockholders’ equity was $12,401,900 versus $8,930,900 at December 31, 2005.  The Corporation paid cash dividends of $0.35, $0.20 and $0.165 per share in 2006, 2005 and 2004, respectively.  The Bank paid cash dividends totaling $625,000 to the Corporation in 2005, no cash dividends were paid in 2005 and 2004.

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

In general, the risk-based capital guidelines provide detailed definitions of which obligations will be treated as capital, and assign different weights to various assets and off-balance sheet items, depending upon the perceived degree of credit risk associated with each asset.  Each asset is assigned to one of four risk-weighted categories.  For example, 0 percent for cash and unconditionally guaranteed government securities; 20 percent for deposits with other banks and fed funds; 50 percent for state bonds and certain residential real estate loans; and 100 percent for commercial loans and other assets.  Capital is categorized as either Tier 1 capital, consisting of common stock and retained earnings (or deficit), or Tier 2 capital, which includes limited-life preferred stock and allowance for loan losses (subject to certain limitations).  The guidelines also define and set minimum capital requirements (risk-based capital ratios), which increased over a transition period, ended December 31, 1992.  Under the final 1992 rules, all banks were required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 capital ratio of 12.40% and 12.07% at December 31, 2006 and 2005, respectively.  The Bank’s Tier 1 capital exceeds the minimum regulatory requirement by $12,291,000.  The Bank had a Total Risk-Based capital ratio of 13.40% and 12.48% at December 31, 2006 and 2005, respectively.  The Bank’s Total Risk-Based capital exceeds the minimum regulatory requirement by $7,907,000.

The Tier 1 leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill.  The Bank had a leverage capital ratio of 10.20% and 9.60% at December 31, 2006 and 2005, respectively.  The Bank’s Tier 1 leverage capital exceeds the minimum regulatory requirement by $10,980,000.

The significant increase in each of the Bank’s risk-based capital ratios from December 31, 2002 to December 31, 2003 was the result of $4,000,000 in capital contributions from the Corporation.  The Corporation utilized a portion of the proceeds from two trust preferred security issuances to make the capital contributions.

As of the end of 2006, the Bank was considered to be “well capitalized” by regulatory standards.  We do not foresee any circumstances that would cause either the Corporation or the Bank to be less than “well capitalized”, although no assurance can be given that this will not occur.

On March 27, 2003, the Company’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust I (“Trust I”) issued $3 million in cumulative Trust Preferred Securities.  The securities bear a floating rate of interest of 3.25% over the three month LIBOR rate, payable quarterly.  The effective rate at December 31, 2006 was 8.62%. Concurrent with the issuance of the Trust Preferred Securities, Trust I used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Company.  The Subordinated Debentures are the sole assets of Trust I and are eliminated, along with the related income statement effects, in the consolidated financial statements.  The Company will pay interest on the Junior Subordinated Debentures to Trust I, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities.  The Company has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters.  The Trust Preferred Securities will mature on April 7, 2033, but can be redeemed under certain circumstances at a premium prior to April 7, 2008, and can be redeemed, in whole or in part, on any January 7, April 7, July 7 or October 7 on or after April 7, 2008 at par.  The Company fully and unconditionally guarantees the obligations Trust I, on a subordinated basis.

The Company received $2.91 million from Trust I upon issuance of the Junior Subordinated Debentures, of which $1 million was contributed by the Company to the Bank to increase its capital, $1.14 million was used to retire existing Company debt and the remainder held as working capital.

On November 13, 2003, the Company’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust II (“Trust II”) issued $5 million in cumulative Trust Preferred Securities.  The securities bear a floating rate of interest of 2.85% over the three month LIBOR rate, payable quarterly.  The effective rate at December 31, 2006 was 8.22%.  Concurrent with the issuance of the Trust Preferred Securities, Trust II used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Company.  The Subordinated Debentures are the sole assets of Trust II and are eliminated, along with the related income statement effects, in the consolidated financial statements.  The Company will pay interest on the Junior Subordinated Debentures to Trust II, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities.  The Company has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters.  The Trust Preferred Securities will mature on August 8, 2033, but can be redeemed under certain circumstances at a premium prior to August 8, 2008, and can be redeemed, in whole or in part, on any February 8, May 8, August 8 or November 8 on or after August 8, 2008 at par.  The Company fully and unconditionally guarantees the obligations of Trust II, on a subordinated basis.

The Company received $4.96 million from Trust II upon issuance of the Junior Subordinated Debentures, of which $2.5 million was contributed by the Company to the Bank to increase its capital and the remainder held as working capital.

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I Capital, and the remainder as Tier II Capital.

Liquidity

Liquidity represents a bank’s ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs.  For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings.  In addition, the Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $46,174,500, based on twenty five per cent of the Bank’s total assets as reported in the most recent quarterly Consolidated Reports of Condition and Income for A bank with Domestic Offices Only, The line of credit is subject to pledging of acceptable collateral.  Additionally the Bank has unsecured federal funds lines of credit with Bank of the West $4,500,000, Pacific Coast Bankers’ Bank $6,000,000 and The Independent Bank $5,000,000 to meet temporary liquidity requirements.  Available borrowing capacities on December 31, 2006 were $1,065,800, $4,500,000, $6,000,000 and $5,000,000, respectively.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets (“primary liquidity”), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  In addition, it seeks to generally limit loans to not more than 90 percent of deposits.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s total liquidity at December 31, 2006, 2005 and 2004 was 24.31%, 27.09%, and 22.70%, respectively, while its average loan to deposit ratio for such years was 99.76%, 90.84% and 97.71%, respectively.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors.  Additionally, deposits on which a financial institution pays an interest rate significantly higher than prevailing rates are considered to be brokered deposits.  Federal law and regulation restricts banks from soliciting or accepting brokered deposits, unless the bank is well capitalized under Federal guidelines.  The Bank’s brokered deposits totaled approximately $5,046,000 or 3.83% at December 31, 2006, $12,849,300 or 10.82% at December 31, 2005 and $14,385,800 or 14.54% of total deposits at December 31, 2004. None of the Bank’s brokered deposits paid an interest rate significantly higher than prevailing rates.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  The following table shows the affect on net interest income of a 100 and a 200 basis point rate shock at December 31, 2006.

Rate Shock Increase(Decrease) in Basis Points	Percent Increase(Decrease) in Net Interest Income
100	8.0%
(100)	(8.4%)
200	16.1%
(200)	(16.9%)

The Corporation’s sources of revenues and liquidity are the dividends, tax equalization payments or management fees from the Bank and gains on securities held in a trading account and other investments.  The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law.

Investment Securities

The Corporation maintains a trading account, at fair value, consisting of marketable securities.  At December 31, 2006 and 2005 the account value was $1,762,300 and $1,027,500, respectively.  The Corporation has investments of $20,100 in AT Service LLC, which provides title insurance services for commercial, industrial and residential properties, as well as other real estate related financial and informational services, including escrow, real estate information, trustee sale guarantees and real estate tax exchanges, and $10,000 in Metrocities Mortgage, LLC.  In addition the Corporation has investments in Northern California Bancorp Trust I ($93,000) and Northern California Bancorp Trust II ($155,000), these are special-purpose trust subsidiaries which were formed to facilitate the issuance of trust preferred securities.

The following table sets forth the book and market value of the Bank’s investment securities as of December 31, 2006 and 2005:

	INVESTMENT PORTFOLIO MIX
	2006		2005
	Book	Market	Book	Market
	value	value	value	value
	(Dollars in thousands)
Available for sale:
Corporate Debt Securities	$—	$—	$631	$631
Government National Mortgage Association	641	626	857	837
U.S. Government Agencies	14,724	14,660	9,714	9,597
Total	15,365	15,286	11,202	11,065

Held to maturity:
State/Local Agency Securities	$7,012	$7,281	$7,025	$7,162

Other Securities:
Federal Home Loan Bank Stock	$1,633	$1,633	$1,183	$1,183
Pacific Coast Bankers’ Bank Stock	—	—	440	1,757
AT Services, LLC	20	20	40	40
Metrocities Mortgage, LLC	10	10	10	10
Pan Pacific Bank	—	—	100	100
The Independent Bankers’ Financial Corp.	50	50	—	—
MasterCard Inc Class “B” Stock	5	5	—	—
Northern California Bancorp, Inc. Trust I	93	93	93	93
Northern California Bancorp, Inc. Trust II	155	155	155	155
Total	$1,967	$1,967	$2,021	$3,338

The following tables summarize the maturity of the Bank’s investment securities at December 31, 2006:

	INVESTMENT PORTFOLIO MATURITIES
	Available for Sale
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within one year	$3,741,700	$3,713,400
Due between one and five years	993,700	978,800
Due between five and ten years	9,988,900	9,968,100
GNMA - Mortgage Backed Securities	640,600	625,600
	$15,364,900	$15,285,900

	Held to Maturity
	Amortized	Fair
	Cost	Value
Due in over ten years	$7,012,300	$7,280,700

ITEM 7. FINANCIAL STATEMENTS

The following consolidated financial statements included in the Consolidated Financial Report issued by Hutchinson and Bloodgood LLP, Certified Public Accountants at the pages indicated are incorporated herein by reference:

Independent Auditors’ Report on the Financial Statements	1

Consolidated Balance Sheets at December 31, 2006 and 2005	2

Consolidated Statements of Income for each of the three years in the period ended December 31, 2006	3

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2006	4

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006	5-6

Notes to Consolidated Financial Statements	7-48

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

The Company had no disagreements with its independent accountants on any matter of accounting principles, practices or financial statement disclosure during 2006, 2005 or 2004.

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

The name, age, title and five-year business background of each director, executive officers and significant employees of the Corporation (including the Bank) as of December 31, 2006, are as follows:

Name & Position with Bank	Age	Principal Occupation During Past Five Years
Charles T. Chrietzberg, Jr. Director since 1985, Chairman of the Board & Chief Executive Officer	65	Chairman of the Board & Chief Executive Officer Monterey County Bank since 3/87

Sandra G. Chrietzberg Director, 1988 to 1994 and since 1995	63	Formerly President and CEO Queen of Chardonnay, Inc., dba La Reina Winery 8/84-12/93

Peter J. Coniglio, Esq. Director since 1976	77	Partner - Hudson, Martin, Ferrante & Street, Monterey, CA

Carla S. Hudson, CPA Director since 1994	53	Partner — Bianchi, Lorinez, Huey, Hudson and Company, LLP

John M. Lotz Director since 1991	65	Chairman, Chief Executive Officer & President Del Monte Aviation, Inc. dba. Monterey Bay Aviation, President and Chief Executive Officer, of Couroc of Monterey 1996-2001.

Mark A. Briant Director since 2006	59	Owner Fashion Streaks Screenprinting, Embroidery, Signs and Banners, Sand City, CA Owner, Sandy Creek Olive Ranch, Carmel Valley, CA

David A. Bernahl Director since 2006	28	Chief Executive Officer & President, Pacific Tweed, Inc. Carmel, CA

Timothy M. Leveque Executive Vice President Chief Lending Officer	63	Executive Vice President, Chief Lending Officer of Monterey County Bank since 11/03, Senior Executive Vice President, Chief Lending Officer, Pacific Coast Bankers’ Bank 1997-2003

Bruce N. Warner Executive Vice President, Chief Financial Officer and Chief Operating Officer	59

Executive Vice President, Chief Financial Officer and Chief

Operating Officer of Monterey County Bank since 2002;

Senior Vice President, Chief Financial Officer and Chief

Operating Officer of Monterey County Bank since 1993-2002.

Mary Ellen Stanton Senior Vice President	68	Senior Vice President, Loan Administration, Monterey County Bank Since 10/98.

Andre G. Herrera Senior Vice President	41	Senior Vice President, Chief Information Officer, Manager BankCard Service 12/04, Vice President, Chief Information Officer 11/01.

Patricia D. Weber Senior Vice President Senior Operations Manager	46	Senior Vice President, Senior Operations Manager 12/04, Vice President, Operations Manager 6/97.

Directors of the Corporation serve in similar capacities with the Bank.  The Chairman of the Board, Chief Executive Officer and Executive Vice President, Chief Financial Officer of the Corporation serve in similar capacities with the Bank, although the limited operations of the Corporation do not require significant amounts of their time.  There is no family relationships among the persons listed above, except that Mr. and Mrs. Chrietzberg are spouses.

Based solely upon a review of the relevant forms furnished to the Bank and the Corporation, except as disclosed below, the Corporation believes that all officers, directors and principal shareholders filed appropriate forms as required by Section 16(a) of the Exchange Act, and related regulations, during 2006.  The following late reports on Form 3 were filed; Messrs. Bernahl and Briant, one report.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the compensation paid to the Chief Executive Officer, Executive Officers and the next two highest compensated officer of the Corporation/Bank whose total compensation exceeded $100,000 for 2006.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonquailified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Charles T. Chrietzberg, Jr. Chairman, President & CEO	2006	307,730	300,000	None	None	None	56,054	(1)	663,784

Timothy M. Leveque Executive Vice President, Chief Lending Officer	2006	173,287	75,000	None	None	None	27,577	(2)	275,864

Bruce N. Warner Executive Vice President, Chief Financial Officer Chief Operating Officer	2006	152,515	75,000	None	None	None	13,831	(3)	241,346

Andre G. Herrera Senior Vice President, Chief Information Officer Manager BankCard Services	2006	218,970	None	None	None	None	13,518	(4)	232,488

Patricia D. Weber Senior Vice President, Senior Operations Manager	2006	98,058	30,000	None	None	None	7,796	(5)	135,854

(1)                                  Includes $28,896 in expense accrued in the Salary Continuation Plan net of earnings on life insurance policies as more fully described in the Long Term Incentive Plan Table, $15,000 in matching 401K plan contributions, health insurance premiums $6,510, $4,088 personal use of a Bank owned automobile and $1,560 in life insurance premiums.

(2)                                  Includes $11,180 in matching 401K plan contributions, health insurance premiums $9,134, $6,000 automobile and $1,263 in life insurance premiums.

(3)                                  Includes $12,271 in matching 401K plan contributions and $1,560 in life insurance premiums.

(4)                                  Includes $12,488 in matching 401K plan contributions and $1,030 in life insurance premiums.

(5)                                  Includes $6,788 in matching 401K plan contributions and $1,008 in life insurance premiums.

The Bank furnishes, on a non-discriminatory basis, to the employees: (i) insurance benefits; and (ii) other benefits.  The value of these benefits for the respective persons is included in the table if the aggregate of value of the benefits exceeded $10,000.

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

The following table sets forth certain information regarding the long term incentive plan provided for Mr. Chrietzberg.

		Performance or	Estimated Future Payouts under
	Number of	Other Period	Non-Stock Price-Based Plans
	Shares, Units	Until
	or Other Rights	Maturation or	Threshold	Target	Maximum
Name	(#)	Payment	($ or #)	($ or #)	($ or #)
Charles T. Chrietzberg, Jr	Salary Continuation Agreement	Retirement at age 65, subject to provisions for earlier payout described below	None	None	$90,000/yr lifetime

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

The Bank’s obligations under the Salary Continuation Agreement are not secured by any segregated amounts, but are informally funded by the purchase of single-premium life insurance policies.  The salary continuation expense accrued net of earnings on life insurance policies in 2006,

2005 and 2004 was $28,900, $47,200, and $76,800, respectively.  Based upon the current projected earnings of the insurance used to informally fund the Bank’s obligations under the Agreement, and the anticipated salary continuation expense to be booked, net of tax benefits, the Bank anticipates (based upon current tax laws and assumptions regarding the yield on alternative investment(s)) that the cost of the benefits to be provided under the agreement will not have a material adverse impact on the Bank’s net income after taxes in the future, although no assurance can be given in this regard.  The Surviving Income Agreement was terminated upon adoption of the amended Salary Continuation Agreement.

The Corporation did not grant any stock options under the Corporation’s 1998 Amended Stock Option Plan during the year ended December 31, 2006.

The following table sets forth the number of shares of Common stock represented by outstanding stock options and stock awards held by each of the named executive officers as of December 31, 2006 under the Coporation’s 1998 Amended Stock Option Plan.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unerercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Charles T. Chrietzberg, Jr.	30,000	(1)	NONE	NONE	99,000	3/20/08	NONE	NONE	NONE	NONE
	25,000	(1)	NONE	NONE	110,000	2/2/09	NONE	NONE	NONE	NONE
Timothy Leveque	60,000	(2)	NONE	NONE	240,000	2/2/09	NONE	NONE	NONE	NONE
Bruce N. Warner	10,000	(3)	NONE	NONE	40,000	6/16/10	NONE	NONE	NONE	NONE
Andre G. Herrera	—		NONE	NONE	N/A	N/A	NONE	NONE	NONE	NONE
Patricia D. Weber	2,200	(4)	NONE	NONE	6,000	2/23/07	NONE	NONE	NONE	NONE
	1,500	(4)	NONE	NONE	4,500	3/20/08	NONE	NONE	NONE	NONE
	2,500	(4)	NONE	NONE	10,000	2/2/09	NONE	NONE	NONE	NONE

(1)          The vesting dates for Mr. Chrietzberg’s options were March 20, 2003 and February 2, 2004.

(2)          The vesting dates for Mr. Leveque’s options were 20,000 options on February 2, 2004, 20,000 on January 1, 2005 and 20,000 on January 1, 2006.

(3)          The vesting date for Mr. Warner’s options was June 16, 2005.

(4)          The vesting dates for Ms. Weber’s options were February 23, 2002, March 20, 2003 and February 2, 2004.

The following table sets forth certain information regarding the compensation paid to each director during 2006.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)
Charles T. Chrietzberg, Jr.	16,875	(1)	None	None	None	None	None
Sandra G. Chrietzberg	16,875	(2)	None	None	None	None	None
Peter J. Coniglio	17,325	(3)	None	None	None	None	None
Carla S. Hudson	18,075	(4)	None	None	None	None	None
John M. Lotz	17,475	(5)	None	None	None	None	None
Mark A. Briant	4,375	(6)	None	None	None	None	None

1.               Includes a retainer of $10,000 and $6,875 in fees for monthly Board of Director meetings.

2.               Includes a retainer of $10,000 and $6,875 in fees for monthly Board of Director meetings.

3.               Includes a retainer of $10,000, $6,875 in fees for monthly Board of Director meetings and $450 in meeting fees for attendance as a member of the Audit Committee.

4.               Includes a retainer of $10,000, $6,875 in fees for monthly Board of Director meetings and $1,200 in meeting fees for attendance as chair of the Audit Committee.

5.               Includes a retainer of $10,000, $6,875 in fees for monthly Board of Director meetings and $600 in meeting fees for attendance as a member of the Audit Committee.

6.               Includes a retainer of $2,500 (elected to the Board in October 2006) and $1,875 in fees for monthly Board of Director meetings.

ITEM 11.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

To the knowledge of the management of the Company, the following shareholders own more than five percent (5%) of the outstanding common stock of the Company, its only class of voting securities.

	Amount and Nature of		Percent of
Name and Address	Beneficial Ownership		Class
Charles T. Chrietzberg, Jr. P.O. Box 1344 Carmel, CA 93921	768,874	(1)	44.72

David S. Lewis Trust 30500 Aurora del Mar Carmel, CA 93923	153,863		8.94

Bruce N. Warner 601 Munras Ave. Monterey, CA 93940	114,530	(2)	6.61

(1)          Includes 55,000 shares subject to employee stock options and 18,414 shares held beneficially for Mr. Chrietzberg and Mrs. Chrietzberg in Individual Retirement Accounts where voting power is shared with the custodian of the account.  400,000 shares of the Common stock owned by Mr. Chrietzberg are pledged to secure a loan from an unaffiliated bank.

(2)          Includes 10,000 shares subject to employee stock options.

The following table sets forth similar information regarding the beneficial ownership, both by numerical holding and percentage interest of each of the Company’s directors and all of its directors and executive officers as a group.  All addresses are in care of the Corporation at 601 Munras Ave. Monterey, CA  93940.

	Amount and			Shares
	Nature of			Subject to	Percent of
	Beneficial		Percent of	Purchase	Class without
Name	Ownership		Class	Options	Option Shares
Charles T. Chrietzberg, Jr.	768,874	(1) (2) (3)	43.28%	55,000	41.46%
Sandra G. Chrietzberg	768,874	(2) (3)	43.28%	55,000	41.46%
Peter J. Coniglio	80,354	(4) (5)	4.61%	21,213	3.44%
Carla S. Hudson	39,899	(6)	2.31%	2,500	2.17%
John M. Lotz	11,395		0.66%	10,500	0.05%
Mark A. Briant	2,534	(7)	0.15%	—	0.15%
All Directors and Executive Officers as a group	1,079,597	(8)	57.40%	159,213	53.46%

(1)                      Includes 88,000 shares subject to his employee stock options.  400,000 shares of the Common stock owned by Mr. Chrietzberg are pledged to secure a loan from an unaffiliated bank. Should he default under such credit, the shares could be acquired by the lender, or sold pursuant to applicable terms of the Uniform Commercial Code, in a transaction that could result in a change of control of the Corporation.  Such transaction may require approval under provisions of Federal and California change in bank control laws.

(2)                      The shares include an aggregate of 18,414 shares held beneficially by Mr. Chrietzberg and Mrs. Chrietzberg in Individual Retirement Accounts, where voting power is also shared with the custodian of the account.

(3)       Includes shares of spouse pursuant to California’s community property laws.

(4)       Sole voting power.

(5)                      Includes 21,213 shares subject to the respective director’s stock options.  Of the remaining shares, 24,158 are held by Mr. Coniglio, 26,530 are held in a family trust controlled by Mr. Coniglio, as to which he has sole voting and investment power, while 8,453 shares are held by Hudson, Martin, Ferrante & Street, a partnership of which Mr. Coniglio is the managing partner, with voting and investment power.

(6)                      Includes 2,500 shares subject to the respective director’s stock options.  The remaining shares are held jointly with family members, other than 1,610 shares held in a corporate pension, as to which Ms. Hudson has voting and investment power.

(7)                      Shares are held in a profit sharing plan, as to which Mr. Briant has voting and investment power.

(8)                      Includes 176,541 shares held by executive officers who are not also directors, 70,000 shares are subject to employee stock options.

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

				Outstanding as of
	Maximum			December 31, 2006
			Percent of		Percent of
			Equity		Equity
Name	Amount		Capital	Amount	Capital
Peter J. Coniglio	$1,160,700	(1)	11.78%	$1,128,900	9.10%
Carla S. Hudson	105,600	(2)	1.07%	—	—
John M. Lotz	2,500		0.03%	2,500	0.02%
Mark A. Briant	538,700		5.47%	497,100	4.01%

Directors, Principal Shareholder, and Officers as a Group (7 in number)	$1,807,500		18.34%	$1,628,500	22.65%

(1)          Included in the extensions of credit to Mr. Coniglio is a loan to the Coniglio Family Partnership, which had an outstanding balance of $1,024,800 on December 31, 2006.

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
Filed as exhibit to Form 10KSB dated December 31, 2005.
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
(8) Amendment to the Life Insurance Endorsement Method Split Dollar Plan
Filed as exhibit to Form 10KSB dated December 31, 2001
(9) Amendment to the Salary Continuation Agreement Dated December 31, 1993
Filed as exhibit to Form 10KSB dated December 31, 2001
(10) Monterey County Bank Supplemental Life Insurance Agreement Dated October 26, 2006
(11) First Amendment to the Monterey County Bank Supplemental Life Insurance Agreement
Dated October 31, 2006
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

B.            REPORTS

None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

Audit Fees. Aggregate fees billed by Hutchinson and Bloodgood for professional services rendered in connection with the audit of the Bank’s annual financial statements for the fiscal year ended December 31, 2006 and for the required review of the Bank’s financial statements included in its Form 10-QSB’s for that same year totaled $71,700.

Financial Information System Design and Implementation Fees. No fees were paid to Hutchinson and Bloodgood for financial information system design and implementation services rendered for the 2006 fiscal year.

All Other Fees. $2,800 was paid to Hutchinson & Bloodgood for all tax services rendered for the 2006 fiscal year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN CALIFORNIA BANCORP, INC.

Date: March 22, 2007	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chief Executive Officer
and President

Date: March 22, 2007	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer
and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Charles T. Chrietzberg, Jr.		March 22, 2007
Charles T. Chrietzberg, Jr.	Director

/s/ Sandra G. Chrietzberg		March 22, 2007
Sandra G. Chrietzberg	Director

/s/ Peter J. Coniglio		March 22, 2007
Peter J. Coniglio	Director

/s/ Carls S. Hudson		March 22, 2007
Carla S. Hudson	Director

/s/ John M. Lotz		March 22, 2007
John M. Lotz	Director

/s/ Mark A. Briant		March 22, 2007
Mark A. Briant	Director

/s/ David Bernahl		March 22, 2007
David Bernahl	Director

/s/ Stephanie G. Chrietzberg		March 22, 2007
Stephanie G. Chrietzberg	Director

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

Years Ended December 31, 2006 and 2005

Independent Auditors’ Report

To the Board of Directors
Northern California Bancorp, Inc.
Monterey, California

We have audited the accompanying consolidated balance sheets of Northern California Bancorp, Inc. and its wholly owned subsidiary, Monterey County Bank, as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern California Bancorp, Inc. and its wholly owned subsidiary, as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Watsonville, California
February 14, 2007

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

ASSETS	2006	2005
Cash and due from banks	$4,979,200	$5,830,600
Federal funds sold	17,455,000	18,300,000
Total cash and cash equivalents	22,434,200	24,130,600
Time deposits with other financial institutions	1,000,000	1,000,000
Trading assets	1,762,300	1,027,500
Investment securities available for sale	15,285,900	11,065,300
Investment securities held to maturity, at cost (fair value approximates $7,281,000 in 2006; $7,161,900 in 2005)	7,012,300	7,025,000
Other investments	1,966,800	2,020,500
Loans held for sale	1,182,100	5,315,000
Loans, net of allowance for loan losses of $1,408,800 in 2006; $1,100,700 in 2005	128,867,600	101,985,000
Premises and equipment, net	4,613,000	4,362,300
Cash surrender value of life insurance	3,671,000	2,466,700
Interest receivable and other assets	2,774,700	2,247,200

Total assets	$190,569,900	$162,645,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non interest-bearing demand	$30,079,100	$30,814,900
Interest-bearing demand	17,261,800	17,824,500
Savings	5,326,400	7,659,300
Time less than $100,000	43,134,600	32,143,200
Time in denominations of $100,000 or more	35,825,800	29,678,200

Total deposits	131,627,700	118,120,100

Federal Home Loan Bank borrowed funds	34,750,000	24,750,000
Junior subordinated debt securities	8,248,000	8,248,000
Interest payable and other liabilities	3,542,300	2,596,100

Total liabilities	178,168,000	153,714,200

Commitments (Note 12)

Shareholders’ equity
Common stock, no stated par value, authorized: 2,500,000 shares, issued and outstanding: 1,721,715 and 1,631,439 shares at December 31, 2006 and 2005, respectively	5,059,700	4,771,800
Retained earnings	7,363,100	4,128,600
Accumulated other comprehensive income (loss)	(20,900)	30,500

Total shareholders’ equity	12,401,900	8,930,900

Total liabilities and shareholders’ equity	$190,569,900	$162,645,100

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Interest income
Loans	$11,953,600	$9,561,100	$6,756,100
Time deposits with other financial institutions	49,700	29,200	—
Investment securities	1,035,800	748,100	457,500
Federal funds sold	720,900	352,400	141,300
Total interest income	13,760,000	10,690,800	7,354,900

Interest expense
Interest-bearing transaction accounts	68,300	64,400	64,400
Savings and time deposit accounts	1,442,800	1,050,500	791,300
Time deposits in denominations of $100,000 or more	1,478,700	989,900	561,600
Notes payable and other borrowings	2,207,200	1,566,800	1,017,900
Total interest expense	5,197,000	3,671,600	2,435,200

Net interest income	8,563,000	7,019,200	4,919,700
Provision for loan losses	410,000	150,000	185,000
Net interest income, after provision for loan losses	8,153,000	6,869,200	4,734,700

Non-interest income
Service charges on deposit accounts	547,400	563,800	516,500
Income from sales and servicing of Small Business Administration loans	689,700	991,400	716,400
Gain on sale of Pacific Coast Bankers’ Bank Stock	1,313,400	—	—
Other income	4,626,700	2,806,800	2,993,900
Total non-interest income	7,177,200	4,362,000	4,226,800

Non-interest expenses
Salaries and employee benefits	3,853,800	3,281,800	3,003,600
Occupancy and equipment expense	790,200	664,500	596,700
Professional fees	149,200	140,500	113,500
Data processing	322,400	355,800	363,900
Other general and administrative	3,511,200	3,369,900	3,038,000
Total non-interest expenses	8,626,800	7,812,500	7,115,700

Income before tax provision	6,703,400	3,418,700	1,845,800
Income tax provision	2,866,200	1,489,400	780,600

Net income	$3,837,200	$1,929,300	$1,065,200

Earnings per common share

Basic	$2.31	$1.20	$0.68

Diluted	$2.09	$1.00	$0.56

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005, and 2004

				Accumulated
				Other
	Number of	Common	Retained	Comprehensive
	Shares	Stock	Earnings	Income (loss)	Total

Balance at December 31, 2003	1,566,658	$4,630,900	$1,725,700	$53,900	$6,410,500

Comprehensive income:
Net income for the year	—	—	1,065,200	—	1,065,200
Change in net unrealized gain on securities and other assets, net of tax effect	—	—	—	21,700	21,700
Total comprehensive income					1,086,900

$.165 per share cash dividend	—	—	(265,300)	—	(265,300)
Exercise of stock options	41,361	89,000	—	—	89,000

Balance at December 31, 2004	1,608,019	4,719,900	2,525,600	75,600	7,321,100

Comprehensive income:
Net income for the year	—	—	1,929,300	—	1,929,300
Change in net unrealized gain on securities and other assets, net of tax effect	—	—	—	(45,100)	(45,100)
Total comprehensive income					1,884,200

$.20 per share cash dividend	—	—	(326,300)	—	(326,300)
Repurchase of stock options	(3,795)	(15,200)	—	—	(15,200)
Exercise of stock options	27,215	67,100	—	—	67,100

Balance at December 31, 2005	1,631,439	4,771,800	4,128,600	30,500	8,930,900

Comprehensive income:
Net income for the year	—	—	3,837,200	—	3,837,200
Change in net unrealized gain on securities and other assets, net of tax effect	—	—	—	(51,400)	(51,400)
Total comprehensive income					3,785,800

$.35 per share cash dividend	—	—	(602,700)	—	(602,700)
Stock based compensation	—	17,800	—	—	17,800
Exercise of stock options	90,276	270,100	—	—	270,100

Balance at December 31, 2006	1,721,715	$5,059,700	$7,363,100	$(20,900)	$12,401,900

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,837,200	$1,929,300	$1,065,200
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense	276,900	240,700	208,500
Provision for loan losses	410,000	150,000	185,000
Realized (gain) loss on sales of available for sale securities, net	(1,311,700)	91,800	(50,600)
Amortization of deferred loan costs	333,800	224,000	126,300
Net amortization (accretion) of securities	(3,000)	7,300	28,100
Stock based compensation	17,800	—	—
(Gain) loss on sale of equipment	11,900	(800)	(2,100)
Increase in deferred tax asset	(74,300)	(178,800)	(75,900)
Increase in trading assets	(734,800)	(223,800)	(640,400)
(Increase) decrease in loans held for sale	4,132,900	(775,500)	(2,191,700)
Increase in interest receivable	(186,700)	(209,700)	(175,300)
(Increase) decrease in other assets	(1,626,500)	9,200	(388,600)
Increase in interest payable	589,300	376,000	24,100
Increase in other liabilities	356,900	663,100	201,800
Net cash provided (used) by operating activities	6,029,700	2,302,800	(1,685,600)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in time deposits with other financial institutions	—	(1,000,000)	—
Proceeds from maturity of investment securities	5,830,700	597,300	8,557,800
Purchase of investments	(8,570,500)	(6,020,000)	(15,643,400)
Net increase in loans	(43,118,300)	(60,466,800)	(35,517,000)
Loan purchases	(19,150,000)	(13,448,200)	(11,043,300)
Proceeds from loan sales	34,641,900	62,052,300	30,313,300
Proceeds from sale of equipment	48,600	500	3,200
Additions to bank premises and equipment	(583,500)	(2,378,800)	(223,600)
Net cash used by investing activities	(30,901,100)	(20,663,700)	(23,553,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	13,507,600	20,856,900	19,130,800
Proceeds from FHLB borrowings	12,000,000	10,000,000	13,900,000
Repayments of FHLB borrowings	(2,000,000)	(4,900,000)	(8,000,000)
Proceeds from exercise of stock options	270,100	67,100	89,000
Repurchase of common stock and stock options	—	(15,200)	—
Cash dividends paid on common stock	(602,700)	(326,300)	(265,300)
Net cash provided by financing activities	23,175,000	25,682,500	24,854,500

Net increase (decrease) in cash and cash equivalents	(1,696,400)	7,321,600	(384,100)

CASH AND CASH EQUIVALENTS, BEGINNING	24,130,600	16,809,000	17,193,100

CASH AND CASH EQUIVALENTS, ENDING	$22,434,200	$24,130,600	$16,809,000

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
OTHER CASH FLOW INFORMATION

Interest paid	$4,607,700	$3,295,600	$2,411,500

Income taxes paid	$3,090,400	$1,519,500	$815,400

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

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

The Corporation determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States of America. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Corporation consolidates voting interest entities in which it has all, or at least a majority of, the voting interest.  As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity.  A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.  The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE.  The Corporation’s wholly owned subsidiaries, Northern California Bancorp, Inc. Trust I and Northern California Bancorp, Inc. Trust II, are VIEs for which the Corporation is not the primary beneficiary.  Accordingly, the accounts of these entities are not included in the Corporation’s consolidated financial statements at December 31, 2006 and 2005.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and Federal funds sold on a daily basis, all of which mature within ninety days.

Time Deposits with Other Financial Institutions

Interest-bearing deposits in banks mature within one year and are carried at cost.

Trading Activities

The Corporation engages in trading activities consisting of securities that are held principally for resale in the near term.  The securities are recorded in the trading assets account at fair value with changes in fair value recorded in earnings.  Interest and dividends are included in net interest income.

Quoted market prices, when available, are used to determine the fair value of trading instruments.  If quoted market prices are not available, then the fair values are estimated using pricing models, quoted prices of instruments with similar characteristics, or discounted cash flows.

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Gains and losses on disposition are generally recognized on the trade date, based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

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

Loans and Loan Fees

The Bank grants mortgage, commercial, construction, and consumer loans to customers.  A substantial portion of the loan portfolio is represented by mortgage loans on the Monterey Peninsula.  The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the area.

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

Premises and Equipment

The Banks premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over the term of the lease or the service lives of the improvements, whichever is shorter. The straight-line method of depreciation is followed for financial reporting purposes, while both accelerated and straight-line methods are followed for income tax purposes. It is general practice to charge the cost of maintenance and repairs to earnings when incurred; major expenditures for betterments are capitalized and depreciated.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has surrendered. Control over transferred assets is deemed to be surrendered when 1) the assets been isolated from the Bank, 2) the transferee (buyer) obtains the right to pledge or exchange transferred assets, free of conditions that would constrain it from taking advantage of that and 3) the Bank does not maintain effective control over the transferred assets through agreement to repurchase them before their maturity.

Stock Option Plan

Under the Corporation’s Stock Option Plan, the Bank may grant incentive stock options non-qualified stock options to directors, officers, and employees of the Corporation and subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary Incentive Stock Options are granted at fair value of the common stock on the date of grant However, an incentive stock option granted to an individual owning 10% or more of Corporation’s stock after such grant must have an exercise price of at least 110% of such market value and an exercise period of not more than five years.  Non-qualified stock options may be granted at prices not lower than 85% of the fair market value of the common stock on date of grant.  The Board of Directors is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.  Under the 211,081 shares of common stock have been reserved for the granting of these options.  December 31, 2006, 202,864 options were outstanding.  During 2006, no options were granted, and 90,276 options were exercised by officers, employees, and board members.  As of December 31, 2006, all options have been vested.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) is a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance. The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS No. 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Corporation elected to adopt SFAS No. 123(R) on January 1, 2006 under the modified prospective method. Compensation cost has been measured using the fair value of an award on the grant dates and is recognized over the service period, which is usually the vesting period. Compensation cost related to the non-vested portion of awards outstanding as of that date was based on the grant-date fair value of those awards as calculated under the original provisions of SFAS No. 123; that is, the Corporation was not required to re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS No. 123(R).

The Corporation had applied Accounting Principles Board Opinion No. 25 and related Interpretations, in accounting for the stock option plan prior to January 1, 2006. Under APB Opinion No. 25, stock options issued under the Corporation’s stock option plan have no intrinsic value at the grant date, and therefore, no compensation cost is recognized for them.

The following table illustrates the effect on the Corporation’s reported net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation prior to the adoption date:

	Years Ended December 31,
	2005	2004
Reported net earnings	$1,929,300	$1,065,200
Additional expense had the Corporation adopted SFAS No. 123	(52,400)	(60,300)
Related income tax benefit	22,000	—
Pro forma net earnings	$1,898,900	$1,004,900

Earnings per share as reported:
Basic	$1.20	$0.68
Diluted	$1.00	$0.56
Pro forma earnings per share:
Basic	$1.18	$0.64
Diluted	$1.11	$0.64

The fair value of these options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for 2005 and 2004: risk-free interest rate of 4.6% and 4.8%, respectively; dividend yield of 1.3% and 1.0%, respectively; expected option life of 4 years and 8 years, respectively; and volatility of 20% for both years.

The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Earnings per share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method. The weighted average number of shares used in the computation of basic earnings per share was 1,658,675 for 2006, 1,614,196 for 2005, and 1,576,589 for 2004. The weighted average number of shares used in the computation of earnings per share assuming dilution of stock options was 1,831,892 for 2006, 1,923,532 for 2005, and 1,919,512 for 2004. The Corporation paid cash dividends of $.35, $.20, and $.165 per share in 2006, 2005 and 2004, respectively.

Recent Accounting Pronouncements

In March of 2006, the FASB published SFAS No. 156, Accounting for Servicing of Financial Assets, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for servicing of financial assets. SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods: (1) the amortization of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss or (2) the reporting of servicing assets or liabilities at fair value at each reporting date and reporting changes in fair value in earnings in the period in which the changes occur. SFAS No. 156 also requires additional disclosures for all separately recognized servicing rights. Early adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. SFAS No. 156 is effective the earlier of the date an entity adopts the requirements of SFAS No. 156, or as of the beginning of its first fiscal year beginning after September 15, 2006. An entity should apply the Requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of SFAS No. 156. The Bank is currently evaluating the impact of the adoption of this standard.

In September 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” effective for the Company beginning after December 15, 2006 with earlier adoption encouraged. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Bank is currently assessing the impact of this guidance on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, effective for the Company beginning on January 1, 2008, with earlier adoption permitted. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

This statement establishes a fair value hierarchy that distinguishes between valuations obtained from sources independent of the entity and those from the entity’s own unobservable inputs that are not corroborated by observable market data. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.  The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings or changes in net assets for the period. This statement encourages an entity to combine the fair value information disclosed under this statement with the fair value information disclosed under other accounting pronouncements, including SFAS 107, “Disclosures about Fair Value of Financial Instruments”, where practicable. The Bank is currently assessing the impact of this guidance on its financial statements.

In September 2006, the EITF reached a consensus on EITF Issue 06-5, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (“EITF 06-5”). EITF 06-5 requires that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract on a policy by policy basis. EITF 06-5 is effective for fiscal years beginning after December 15, 2006 and it requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Bank is currently evaluating what effect, if any, adoption of EITF 06-5 will have on its Financial Statements.

Comprehensive Income (Loss)

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

The components of other comprehensive income (loss) and related tax effects for the years ended December 31, are as follows:

	2006	2005	2004
Unrealized holding gains (losses) on available for sale securities and other assets, net	$(93,500)	$(81,900)	$39,300
Tax effect	42,100	36,800	(17,600)

Net-of-tax amount	$(51,400)	$(45,100)	$21,700

The components of accumulated other comprehensive income (loss) and related tax effects for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Unrealized holding losses on available for sale securities	$(79,000)	$(136,600)
Unrealized holding gains on available for sale asset strip receivable	40,900	192,000
Tax effect	17,200	(24,900)

Net-of-tax amount	$(20,900)	$30,500

Advertising Costs

Advertising costs are charged to operations when incurred.  The amount expensed for advertising as of December 31, 2006, 2005, and 2004 was $223,800, $140,900, and $127,300, respectively.

Reclassification

Certain amounts have been reclassified in the 2005 and 2004 financial statements to conform to the 2006 presentation.

Note 2. CASH AND DUE FROM BANKS

The Corporation is required to maintain aggregate reserves (in the form of cash and deposits with the Federal Reserve Bank) to satisfy federal regulatory requirements.  At December 2006 and 2005, these reserve balances amounted to $1,184,000 and $800,000, respectively.

Note 3. TRADING ASSETS

At December 31, 2006 and 2005, the Corporation’s trading assets consisted of marketable equity securities in the amount of $1,762,300 and $1,027,500, respectively.

Note 4. INVESTMENT SECURITIES AND OTHER INVESTMENTS

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Gains	Losses	Fair
	Cost	December 31, 2006		Value
Securities Available for Sale
GNMA - Mortgage Backed Securities	$640,600	$—	$(15,000)	$625,600
Government Agency Securities	14,724,300	1,800	(65,800)	14,660,300

Total securities available for sale	$15,364,900	$1,800	$(80,800)	$15,285,900

Securities Held to Maturity
State/Local Agency Securities	$7,012,300	$268,400	$—	$7,280,700

Other Investments, at cost
AT Services LLC	$20,100	$—	$—	$20,100
Federal Home Loan Bank stock, restricted	1,633,300	—	—	1,633,300
Metrocities Mortgage, LLC	10,000	—	—	10,000
Northern California Bancorp, Inc. Trust I	93,000	—	—	93,000
Northern California Bancorp, Inc. Trust II	155,000	—	—	155,000
The Independent Bankers’ Financial Corporation	50,000	—	—	50,000
MasterCard Inc. Class “B” Stock	5,400	—	—	5,400

Total other investments	$1,966,800	$—	$—	$1,966,800

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Gains	Losses	Fair
	Cost	December 31, 2005		Value
Securities Available for Sale
GNMA - Mortgage Backed Securities	$857,300	$—	$(19,500)	$837,800
Government Agency Securities	9,714,100	—	(117,100)	9,597,000
Corporate Debt Securities	630,500	—	—	630,500

Total securities available for sale	$11,201,900	$—	$(136,600)	$11,065,300

Securities Held to Maturity
State/Local Agency Securities	$7,025,000	$151,500	$(14,600)	$7,161,900

Other Investments, at cost
AT Services LLC	$40,000	$—	$—	$40,000
Federal Home Loan Bank stock, restricted	1,182,600	—	—	1,182,600
Metrocities Mortgage, LLC	10,000	—	—	10,000
Northern California Bancorp, Inc. Trust I	93,000	—	—	93,000
Northern California Bancorp, Inc. Trust II	155,000	—	—	155,000
Pacific Coast Banker’s Bank Stock	439,900	1,317,100	—	1,757,000
Pan Pacific Bank	100,000	—	—	100,000

Total other investments	$2,020,500	$1,317,100	$—	$3,337,600

The amortized cost and fair value of debt securities by contractual maturity date at December 31, 2006 follows:

	Available for Sale
	Amortized	Fair
	Cost	Value
Due within one year	$3,741,700	3,713,400
Due after one year through five years	993,700	978,800
Due after five years through ten years	9,988,900	9,968,100
GNMA - Mortgage Backed Securities	640,600	625,600

	$15,364,900	$15,285,900

	Held to Maturity
	Amortized	Fair
	Cost	Value
Due after ten years	$7,012,300	$7,280,700

Proceeds from maturity and sales of investment securities for the years ended December 31, 2006, 2005, and 2004 were $5,830,700, $597,300, and $8,557,800, respectively.  Realized gains (losses) for the years ended December 31, 2006, 2005, and 2004 were $1,311,700, $(91,800), and $50,600, respectively.

On January 31, 2006, Monterey County Bank, a wholly owned subsidiary of Northern California Bancorp, Inc., sold its shares of common stock in Pacific Coast Banker’s Bancshares (“PCBB”).  The gross sales proceeds were $1,757,025. After subtracting the book value of $439,900, the resulting pretax gain was $1,313,426. The after tax gain will approximate $790,000. Monterey County Bank owned 3,699 shares of PCBB that sold for $475.00 per share less a $3,699 sales charge.

As a member of the Federal Home Loan Bank (FHLB) system, the Bank is required to maintain an investment in FHLB stock in an amount equal to the greater of 1% of its outstanding mortgage loans or 5% of advances from the FHLB. As of December 31, 2006 and 2005, the Bank had advances from the FHLB totaling $34,750,000 and $24,750,000, respectively. No ready market exists for FHLB stock, and it has no quoted market value. FHLB stock is evaluated for impairment based on an estimate of the ultimate recoverability of par value.

At December 31, 2006 and 2005, U.S. Government obligations with a carrying value of $15,364,900 and $11,201,900, respectively, were pledged to secure advances from the FHLB.

Information pertaining to securities with gross unrealized losses at December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less than 12 Months		12 Months or More		Total
	Carrying	Unrealized	Carrying	Unrealized	Carrying	Unrealized
	Amount	Loss	Amount	Loss	Amount	Loss
Securities Available for Sale:
Government Agencies	$5,988,900	$(5,500)	$5,735,400	$(60,300)	$11,724,300	$(65,800)
GNMA - Mortgage Backed Security	640,200	(15,000)	—	—	640,200	(15,000)

Total	$6,629,100	$(20,500)	$5,735,400	$(60,300)	$12,364,500	$(80,800)

There were no unrealized losses at December 31, 2006 pertaining to securities held to maturity.

Information pertaining to securities with gross unrealized losses at December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less than 12 Months		12 Months or More		Total
	Carrying	Unrealized	Carrying	Unrealized	Carrying	Unrealized
	Amount	Loss	Amount	Loss	Amount	Loss
Securities Available for Sale:
Government Agencies	$8,715,000	$(95,800)	$999,100	$(21,300)	$9,714,100	$(117,100)
GNMA - Mortgage Backed Security	857,300	(19,500)	—	—	857,300	(19,500)

Total	$9,572,300	$(115,300)	$999,100	$(21,300)	$10,571,400	$(136,600)

Securities Held to Maturity:
State/Local Agency Securities	$604,700	$(14,600)	$—	$—	$604,700	$(14,600)

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

On December 31, 2006, 7 securities have an unrealized loss with aggregate depreciation of 0.65% from the Bank’s amortized cost basis. The unrealized losses relate to a mortgage backed security issued by federally sponsored agencies, which are fully secured by conforming residential loans and securities issued by agencies of the United States.  Since the Bank has the ability to hold these securities until estimated maturity, no decline is deemed to be other than temporary.

Note 5. SALES AND SERVICING OF SBA LOANS

A summary of the activity of SBA loans follows:

	2006	2005	2004
SBA loans originated	$3,645,000	$6,274,000	$15,844,000
SBA loans sold	$4,428,400	$7,944,900	$4,669,100

A summary of income from SBA loans sold is as follows:

	2006	2005	2004
Income from premiums	$349,800	$665,400	$412,400
Income from servicing	339,900	326,000	304,000
Total SBA sales and servicing income	$689,700	$991,400	$716,400

Note 6. LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of loan balances follows:

	2006	2005
Commercial and industrial	$26,361,000	$20,920,900
Construction	17,325,900	10,455,900
Real estate, mortgage	86,207,200	71,005,800
Installment	693,900	942,300
Government guaranteed loans purchased	38,900	45,300
	130,626,900	103,370,200
Allowance for loan losses	(1,408,800)	(1,100,700)
Deferred origination fees, net	(350,500)	(284,500)
Loans, net	$128,867,600	$101,985,000

An analysis of the allowance for loan losses follows:

	2006	2005	2004
Beginning balance	$1,100,700	$963,000	$774,800
Recoveries	7,000	1,900	3,200
Loans charged off	(108,900)	(14,200)	—
Provision for loan losses	410,000	150,000	185,000
Ending balance	$1,408,800	$1,100,700	$963,000

As of December 31, 2006 there were $154,900 in impaired loans; at December 31, 2005 there were no impaired loans.  No additional amounts are committed to be advanced in connection with impaired loans.

During the years ended December 31, 2006, 2005, and 2004 the average recorded investment in impaired loans amounted to approximately $142,200, $82,400, and $617,100, respectively.  At December 31, 2006 there was $154,900 in impaired loans with an allowance of $31,000. If interest on non-accrual loans had been accrued, such income would have approximated $10,700 and $8,200 for 2006 and 2004, respectively.  There were no non-accrual loans at December 31, 2005.

As of December 31, 2006 and 2005, there were no loans past due ninety days or more and still accruing interest.

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balance of loans serviced for others was $101,138,400 and $85,033,900 at December 31, 2006 and 2005, respectively.

Note 7. PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of banking premises and equipment and their estimated useful lives follows:

			Estimated
	2006	2005	Useful Lives
Land	$1,173,700	$1,173,700
Building	1,807,800	1,807,800	40 years
Building improvements	897,100	484,500	40 years
Leasehold improvements	833,500	877,300	Lease term
Furniture and equipment	1,932,000	1,787,700	3-8 years
	6,644,100	6,131,000
Accumulated depreciation	(2,031,100)	(1,768,700)
	$4,613,000	$4,362,300

Depreciation and amortization expense for the years ending December 31, 2006, 2005, and 2004 amounted to $276,900, $240,700, and $208,500, respectively.

Included in building improvements is $241,000 in costs related to remodeling of a building that was purchased in March 2005.  The estimated total cost of the remodeling is $400,000.  The project is expected to be completed in April 2007.

Note 8. DEPOSITS

At December 31, 2006, the scheduled maturities of time deposits are as follows:

2007	$60,855,900
2008	5,502,500
2009	10,917,300
2010	529,900
2011	1,080,300
Thereafter	74,500

$78,960,400

Note 9. JUNIOR SUBORDINATED DEBT SECURITIES

On March 27, 2003, the Company’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust I (“Trust I”) issued $3 million in cumulative Trust Preferred Securities.  The securities bear a floating rate of interest of 3.25% over the three month LIBOR rate, payable quarterly.  The effective rate at December 31, 2006 was 8.62%.  Concurrent with the issuance of the Trust Preferred Securities, Trust I used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Company. The Company will pay interest on the Junior Subordinated Debentures to Trust I, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities.  The Company has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters.

The Trust Preferred Securities will mature on April 7, 2033, but can be redeemed under certain circumstances at a premium prior to April 7, 2008, and can be redeemed, in whole or in part, on any January 7, April 7, July 7 or October 7 occurring after April 7, 2008 at par.  The Company fully and unconditionally guarantees the obligations of Trust I, on a subordinated basis.

The Company received $2.91 million from Trust I upon issuance of the Junior Subordinated Debentures, of which $1 million was contributed by the Company to the Bank to increase its capital, $1.14 million was used to retire existing Company debt and the remainder held as working capital.  Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I Capital, and the remainder as Tier II Capital.

On November 13, 2003, the Company’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust II (“Trust II”) issued $5 million in cumulative Trust Preferred Securities.  The securities bear a floating rate of interest of 2.85% over the three month LIBOR rate, payable quarterly.  The effective rate at December 31, 2006 was 8.22%. Concurrent with the issuance of the Trust Preferred Securities, Trust II used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Company. The Company will pay interest on the Junior Subordinated Debentures to Trust II, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities.  The Company has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters.  The Trust Preferred Securities will mature on November 8, 2033, but can be redeemed under certain circumstances at a premium prior to November 8, 2008, and can be redeemed, in whole or in part, on any February 8, May 8, August 8 or November 8 occurring after November 8, 2008 at par.  The Company fully and unconditionally guarantees the obligations of Trust II, on a subordinated basis.

The Company received $4.96 million from Trust II upon issuance of the Junior Subordinated Debentures, of which $2.5 million was contributed by the Company to the Bank to increase its capital and the remainder held as working capital.

Issuance costs of $115,800 and $54,000 related to Trust I and Trust II, respectively have been deferred and will be amortized over the 30-year life of the securities.

During the years ended December 31, 2006, 2005 and 2004 interest expense on Junior Subordinated Debentures totaled $675,600, $526,200, and $372,500, respectively.  The amortization of the issuance cost totaled $5,700 for each year ended December 31, 2006, 2005 and 2004, respectively.

Note 10. FUNDING SOURCES

The Bank has lines of credit from the Federal Home Loan Bank (FHLB) of San Francisco, Bank of the West, Pacific Coast Bankers’ Bank and The Independent Bank with remaining available borrowing capacity on December 31, 2006 of $1,065,800, $4,500,000, $6,000,000 and $5,000,000, respectively.  The Federal Home Loan Bank line of credit has a maximum borrowing capacity of twenty five percent (25%) of the Bank’s total assets, adjusted quarterly.  The Federal Home Loan Bank line of credit is secured by a portion of the Bank’s real estate secured loans and securities at December 31, 2006.  The total principal balance of pledged loans was $33,463,500 and securities of $15,364,900.  The following table provides information on thirteen FHLB advances outstanding at December 31, 2006.

	Fixed
Advance	Interest	Funding	Maturity
Amount	Rate	Date	Date
$ 2,750,000	3.44%	09/27/02	09/27/07
3,000,000	4.30%	06/17/05	06/17/10
5,000,000	4.96%	11/14/05	11/15/10
2,250,000	4.75%	01/26/06	01/26/11
1,750,000	4.72%	01/26/06	01/26/11
1,500,000	5.52%	07/17/06	07/18/11
3,500,000	5.49%	07/17/06	07/18/11
1,000,000	5.22%	08/25/06	08/25/11
1,000,000	7.72%	06/01/00	06/03/30
4,000,000	5.96%	08/02/04	07/28/34
5,000,000	5.63%	12/24/04	12/22/34
2,000,000	5.13%	05/04/05	05/01/35
2,000,000	5.31%	11/17/06	11/17/36
$34,750,000

The Bank of the West, Pacific Coast Bankers’ Bank and The Independent Bank lines of credit are unsecured.  The Bank did not utilize any overnight borrowings in 2006 or 2005.

The Bank has a $330,000 letter of credit issued by the Federal Home Loan Bank of San Francisco to secure the uninsured portion of local agency deposits maintained with the Bank.  The letter of credit matures April 17, 2011.

Note 11. INCOME TAXES

Allocation of federal and California income taxes between current and deferred portions is as follows:

	2006	2005	2004
Current tax provision:
Federal	$2,129,700	$1,218,100	$619,800
California	768,300	450,100	236,700
	2,898,000	1,668,200	856,500
Deferred tax provision (benefit):
Federal	(116,900)	(212,800)	(146,700)
California	(49,900)	(41,000)	(36,200)
Increase in valuation allowance	135,000	75,000	107,000
	(31,800)	(178,800)	(75,900)
	$2,866,200	$1,489,400	$780,600

The differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2006	2005	2004
Statutory federal tax rate	34.00%	34.00%	34.00%
California taxes, net of federal tax benefit	7.20	7.20	7.20
Other, net	1.56	2.37	1.10
Effective tax rates	42.76%	43.57%	42.30%

The components of the net deferred tax asset, included in other assets, are as follows:

	2006	2005
Deferred tax asset
Federal	$842,400	$692,900
California	232,000	172,200

Total deferred tax asset	1,074,400	865,100
Valuation allowance	(545,000)	(410,000)

Net deferred tax asset	$529,400	$455,100

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

	2006	2005
Deferred tax assets (liabilities)
Net unrealized gain (loss) on securities	$7,900	$(27,800)
California franchise tax	182,400	211,600
Allowance for loan losses	600,500	465,800
Accrued salary continuation liability	383,300	323,000
Depreciation	(99,700)	(107,500)

Total deferred tax asset	1,074,400	865,100
Valuation allowance	(545,000)	(410,000)

Net deferred tax asset	$529,400	$455,100

The Bank establishes a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Note 12. COMMITMENTS

In the normal course of business, there are outstanding commitments that are not reflected in the consolidated financial statements.

Operating lease commitments

The Bank leases its branch offices in Carmel By-The-Sea, Carmel Valley, and Pacific Grove.  The Carmel By-The-Sea office has a five and one half year lease with four, five year options and commenced in April 2002.  The Carmel Valley building has a twenty-five year lease which commenced in March 1981 and an addendum to the lease executed in 2005 provides for two options to renew the lease for an additional 10 years each, and may be adjusted annually for changes in the Consumer Price Index.  The Pacific Grove building has a five-year lease with five, five-year options and commenced in April 1997.  The Bank leases approximately 1,000 square feet at 321 Webster Street, Monterey, CA.  The 321 Webster Street lease has a term of three years commencing September 2000, with a three-year option.  An addendum to the lease was executed in 2004 and provided for two, five year options to extend the lease, which commenced in September 2006.  The Bank also leases certain equipment used in the normal course of business.

Rent expense for operating leases is included in occupancy and equipment expense and amounted to approximately $275,200, $286,400, and $275,200 in 2006, 2005, and 2004, respectively.

Effective April 1, 2000, the Bank entered into a 5 year sublease agreement to rent one of the units in the Carmel Valley branch, upon expiration of the sublease in 2005 the Bank elected to retain the space for its own use.  Sublease rental income for the years ending 2005 and 2004 was approximately $26,500 and $37,400, respectively.

Effective July 1, 2002, the Bank entered into a 5 year and 3 months sublease agreement to rent one of the units in the Carmel-By-The-Sea branch.  The sublease was terminated in 2006 due to default for non-payment of rent.  Sublease rental income for the yeas ending 2006, 2005, and 2004 was approximately $24,100, $40,200, and $37,200, respectively.  The Bank has decided to retain the subleased portion of the facility for its own use.

Future minimum lease commitments for all non-cancelable operating leases are as follows:

Year Ending	Minimum Lease
December 31	Commitments
2007	$270,700
2008	270,700
2009	270,700
2010	270,700
2011	156,200
Thereafter	475,700
$1,714,700

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

At December 31, 2006 and 2005, such commitments to extend credit were $35,368,500 and $25,950,100, respectively, of undisbursed lines of credit, undisbursed loans in process, and commitment letters.

Note 13. CONCENTRATION OF RISK

The Bank grants commercial, construction, real estate and installment loans to businesses and individuals primarily in the Monterey Peninsula area of Northern California.  Most loans are secured by business assets, and commercial and residential real estate. Real estate and construction loans held for investment represented 79% of total loans held for investment at December 31, 2006 and 2005.  The Bank has no concentration of loans with any one customer.

The Bank does have concentrations of loans in the real estate and accommodation and food services industries.  Loans held for investment in the real estate industry represented 35.65% and 31.13% of total loans held for investment at December 31, 2006 and 2005, respectively.  Loans held for investment in the accommodation and food services industry represented 16.58% and 20.57% of total loans held for investment at December 31, 2006 and 2005, respectively.

Note 14. OTHER INCOME AND OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other income for the years ended December 31, 2006, 2005, and 2004 totaled $4,626,700, $2,806,800, and $2,993,900, respectively.  Significant categories comprising other income in the years ending December 31, 2006, 2005, and 2004 were net merchant discount fees of $2,614,300, $2,342,600, and $2,343,400, commercial banking broker fees of $125,000, $412,200, and $274,000, life insurance cash surrender value earnings of $108,200, $79,900, and $65,200, credit card marketing program income of $1,308,300, $222,100 and $120,000, and trading asset activities of $283,100, ($392,400) and $53,200, respectively.

Other general and administrative expenses for the years ended December 31, 2006, 2005, and 2004 totaled $3,511,200, $3,369,900, and $3,038,000, respectively.

Significant categories comprising other general and administrative expenses in the years ending December 31, 2006, 2005, and 2004 were merchant credit processing expense of $2,153,900, $2,049,500, and $2,005,000, advertising of $223,800, $140,900, and $127,300, business development of $124,200, $63,100 and 72,100, insurance of $110,700, $117,300, and $106,400 and stationary and supplies of $123,100, $80,700 and $80,700, respectively.

Note 15. MINIMUM REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2006 and 2005, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.  There are no conditions or events since the notification that management believes have changed the Bank’s category.  The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2006 and 2005 are also presented in the tables.

December 31, 2006

					Well Capitalized
					Under Prompt
			Minimum		Corrective
			Capital		Action
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(All dollars in thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$21,439	14.5%	$11,812	8.0%	N/A	N/A
Monterey County Bank	$19,559	13.4%	$11,652	8.0%	$14,565	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	$15,097	10.2%	$5,906	4.0%	N/A	N/A
Monterey County Bank	$18,117	12.4%	$5,826	4.0%	$8,739	6.0%
Tier 1 Capital to Average Assets:
Consolidated	$15,097	8.8%	$6,882	4.0%	N/A	N/A
Monterey County Bank	$18,117	10.2%	$7,137	4.0%	$8,921	5.0%

December 31, 2005

					Well Capitalized
					Under Prompt
			Minimum		Corrective
			Capital		Action
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(All dollars in thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$17,751	14.3%	$9,899	8.0%	N/A	N/A
Monterey County Bank	$15,958	13.1%	$9,772	8.0%	$12,215	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	$10,763	8.7%	$4,949	4.0%	N/A	N/A
Monterey County Bank	$14,738	12.1%	$4,886	4.0%	$ 7,329	6.0%
Tier 1 Capital to Average Assets:
Consolidated	$10,763	6.9%	$6,224	4.0%	N/A	N/A
Monterey County Bank	$14,738	9.6%	$6,139	4.0%	$ 7,674	5.0%

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

At December 31, 2006, options for the purchase of 202,864 shares of the Corporation’s common stock were outstanding and exercisable at prices ranging from $1.86 - $ 4.40.  The status of all stock options is as follows:

			Weighted Average
			Remaining
	Shares	Exercise Price Range	Contractual Life
Outstanding at December 31, 2004	318,717	$2.75 - $4.40	5.1 Years

Granted	10,000	$4.00
Exercised	(27,215)	$1.86 - $3.00
Cancelled	(8,362)	$2.25 - $4.00

Outstanding at December 31, 2005	293,140	$1.71 - $4.40	4 Years

Exercised	(90,276)	$1.71 - $4.00

Outstanding at December 31, 2006	202,864	$1.86 - $4.40	2.3 Years

The weighted average exercise price was $3.19, $2.47, and $2.15 for the years ending December 31, 2006, 2005, and 2004, respectively.  No options were granted in 2006, the weighted average fair value of options granted during the years ending December 31, 2005 and 2004 were $4.00 and $2.89, respectively.  All of the options are exercisable as of December 31, 2006.

Information pertaining to options outstanding at December 31, 2006 is as follows:

		Weighted Average
	Number	Grant Date Fair
	of Shares	Value
Non-vested options, December 31, 2005	20,000	$0.89
Vested	(20,000)	0.89

Non-vested options, December 31, 2006	—

Note 18.	RELATED PARTY TRANSACTIONS

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

Aggregate loan transactions with related parties are approximately as follows:

Balance as of December 31, 2004	$1,207,900
Advances on lines of credit	11,700
Repayments	(43,400)

Balance as of December 31, 2005	1,176,200
New Director loans	497,100
Advances on lines of credit	70,600
Repayments	(115,400)

Balance as of December 31, 2006	$1,628,500

Related party deposits totaled $258,800 and $167,700 at December 31, 2006 and 2005, respectively.

Note 19.	EMPLOYEE BENEFIT PLANS

During 1995, the Corporation established an employee stock ownership plan (ESOP) to invest in the Corporation’s common stock for the benefit of eligible employees.  The Board of Directors determines the Corporation’s contribution to the plan.  Shares in the plan generally vest after seven years.  The Corporation did not contribute to the ESOP trust in 2006, 2005, or 2004.  There were no shares in the plan as of December 31, 2006.

The Bank has a salary reduction plan under Section 401(k) of the Internal Revenue Code.  The plan covers substantially all full-time employees who have completed one year of service with the Bank.  Employees are allowed to defer up to 15% of their compensation subject to certain limits based on federal tax laws.  Under the provisions of the plan, the Bank’s contribution policy is discretionary.  The Bank initiated a matching contribution in 2001 of 100% of each employee’s contribution up to 6% of the employee’s compensation.  The Bank’s matching contributions in 2006, 2005, and 2004 totaled $128,500, $107,200, and $87,200, respectively.

Note 20.	RESTRICTION ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation.  The total amount of dividends which may be paid at any date is generally limited to the lesser of: (i) retained earnings; or (ii) the Bank’s net income for its last three fiscal years (less any distributions to the stockholders made during such period), and loans or advances are limited to 25% of the Bank’s primary capital plus the allowance for loan losses on a secured basis and 15% on an unsecured basis.

Note 21.	SALARY CONTINUATION PLANS

The Corporation has established salary continuation plans, which provide for payments to a certain officer at retirement.  Included in other liabilities at December 31, 2006 and 2005, respectively, is $854,700 and $720,300 of deferred compensation related to the continuation plans.  The plans are funded through life insurance policies that generate value to fund the future benefits.

Note 22.	NON-CASH TRANSACTION

The Bank had a non-cash transaction relating to the trade in of a vehicle of $12,700 and $0 for the years ended December 31, 2006 and 2005, respectively.

Note 23.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments as of December 31, 2006 and 2005 are as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$22,434,200	$22,434,200	$24,130,600	$24,130,600
Time deposits with other financial institutions	1,000,000	1,000,000	1,000,000	1,000,000
Trading assets	1,762,300	1,762,300	1,027,500	1,027,500
Securities, available for sale	15,285,900	15,285,900	11,065,300	11,065,300
Securities, held to maturity	7,012,300	7,280,700	7,025,000	7,161,900
Other investments	1,966,800	1,966,800	2,020,500	3,337,600
Loans, held for sale	1,182,100	1,182,100	5,315,000	5,315,000
Loans, net	128,867,600	122,346,000	101,985,000	98,569,000
Accrued interest receivable	963,800	963,800	773,900	773,900

Financial Liabilities:
Deposits	131,627,700	131,436,800	118,120,200	117,890,600
Long-term debt	42,998,000	43,463,600	32,998,000	32,460,800
Accrued interest payable	1,346,100	1,346,100	649,400	649,400

Note 24.	NORTHERN CALIFORNIA BANCORP, INC. (PARENT CORPORATION ONLY)

The following are the financial statements of Northern California Bancorp, Inc. (Parent Corporation only) as of December 31, 2006 and 2005:

Balance Sheets	2006	2005
Assets
Cash and due from banks	$143,200	$581,100
Investment in common stock of Monterey County Bank	18,522,100	15,139,000
Investment securities - trading account	1,762,300	1,027,500
Investment in Metrocities Mortgage, LLC Stock	10,000	10,000
Investment in Pan Pacific Bank Stock	—	100,000
Investment in AT Services LLC Acquisition Corp.	20,100	40,000
Northern California Bancorp, Inc. Trust I	93,000	93,000
Northern California Bancorp, Inc. Trust II	155,000	155,000
Debt issue costs, net	149,900	155,600
Accounts receivable	3,800	5,000
	$20,859,400	$17,306,200
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$125,300	$107,900
Dividend payable	74,600	16,600
Deferred tax liability	9,600	2,800
Junior subordinated debt securities	8,248,000	8,248,000
Total liabilities	8,457,500	8,375,300
Shareholders’ equity	12,401,900	8,930,900
	$20,859,400	$17,306,200

Statements of Income	2006	2005	2004

Equity in income of subsidiary	$4,059,600	$2,588,300	$1,290,100
Investment income from AT Services LLC	—	100	—
Gain on sale of securities	233,100	34,900	27,400
Gain (loss) on trading asset	50,000	(427,300)	25,900
Dividend income	26,100	24,000	13,200
Interest & Fees on Loans	—	23,700	—
Miscellaneous income	600	300	100
Investment income from Metrocities Mortgage LLC	31,000	59,000	—
Operating expenses	(738,200)	(579,000)	(421,200)
Applicable tax benefit	175,000	205,300	129,700

Net income	$3,837,200	$1,929,300	$1,065,200

Statements of Cash Flows	2006	2005	2004
Cash flows from operating activities:
Net income	$3,837,200	$1,929,300	$1,065,200
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed income of Monterey County Bank	(4,059,500)	(2,588,300)	(1,290,100)
Increase in trading securities	(734,800)	(223,800)	(640,400)
Decrease in other assets	6,900	2,700	18,000
Increase in accrued expenses	17,500	30,500	18,700
Increase (decrease) in other liabilities	64,700	(4,800)	9,400
Net cash used by operating activities	(868,000)	(854,400)	(819,200)
Cash flows from investing activities:
Cash dividends received from subsidiary	625,000	—	—
Decrease in investments	119,900	52,100	25,000
Net cash provided by investing activities	744,900	52,100	25,000
Cash flows from financing activities:
Cash dividends paid on common stock	(602,700)	(326,300)	(265,300)
Exercise of stock options	287,900	67,100	89,000
Stock repurchase	—	(15,200)	—
Net cash used by financing activities	(314,800)	(274,400)	(176,300)

Net decrease in cash and cash equivalents	(437,900)	(1,076,700)	(970,500)
Cash and cash equivalents, beginning of year	581,100	1,657,800	2,628,300
Cash and cash equivalents, end of year	$143,200	$581,100	$1,657,800

