Form 10QSB
period 2007-03-31
NORTHERN CALIFORNIA BANCORP INC
filed 2007-05-14
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2007

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

Yes      ☐         No       ☒

As of April 27, 2007, the Corporation had 1,792,238 shares of common stock outstanding.

PART I-FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	MARCH 31	DECEMBER 31
	2007	2006
	(Unaudited)	(Audited)
ASSETS:
Cash and Due From Banks	$5,053,500	$4,979,200
Federal Funds Sold	11,495,000	17,455,000
Total Cash and Cash Equivalents	16,548,500	22,434,200
Trading Assets	1,925,000	1,762,300
Time Deposits with other Financial Institutions	1,000,000	1,000,000
Investment Securities, available for sale (Note 4)	21,256,900	15,285,900
Investment Securities, held to maturity cost (fair value approximates $7,289,700 in 2007; $7,281,000 in 2006) (Note 4)	7,009,100	7,012,300
Other Investments (Note 5)	1,990,100	1,966,800
Loans Held for Sale	2,035,400	1,182,100
Loans, net of allowance for loan losses of $1,409,200 in 2007; $1,408,800 in 2006 (Note 6)	130,707,000	128,867,600
Bank Premises and Equipment, Net	4,836,200	4,613,000
Cash Surrender Value of Life Insurance	3,702,400	3,671,000
Interest Receivable and Other Assets	2,660,500	2,774,700
Total Assets	$193,671,100	$190,569,900

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Non interest bearing demand	$26,191,400	$30,079,100
Interest-bearing demand	17,103,800	17,261,800
Savings	4,441,800	5,326,400
Time less than $100,000	44,772,100	43,134,600
Time in denominations of $100,000 or more	40,778,100	35,825,800
Total Deposits	133,287,200	131,627,700

Federal Home Loan Bank Borrowed Funds	34,750,000	34,750,000
Junior Subordinated Debt Secuirites	8,248,000	8,248,000
Interest Payable and Other Liabilities	3,883,700	3,542,300
Total Liabilities	180,168,900	178,168,000

Shareholders’ Equity:
Common Stock - No Par Value, authorized 2,500,000 Outstanding:1,792,239 in 2007 and 1,721,715 in 2006	5,328,400	5,059,700
Retained Earnings	8,172,400	7,363,100
Accumulated Other Comprehensive Income (Loss) (Note 7)	1,400	(20,900)
Total Shareholders’ Equity	13,502,200	12,401,900
Total Liabilities & Shareholders’ Equity	$193,671,100	$190,569,900

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE-MONTH PERIOD ENDING
	MARCH 31
	2007	2006
INTEREST INCOME:
Loans	$3,289,700	$2,532,200
Time deposits with other financial institutions	13,700	10,700
Investment securities	400,300	225,300
Federal funds sold	123,400	172,300
Total Interest Income	3,827,100	2,940,500

INTEREST EXPENSE:
Interest-bearing transaction accounts	12,800	23,200
Savings and time deposit accounts	530,100	317,200
Time deposits in denominations of $100,000 or more	472,900	301,900
Notes payable and other	624,100	490,400
Total Interest Expense	1,639,900	1,132,700

Net Interest Income	2,187,200	1,807,800
Provision for loan losses	—	—
Net interest income, after provision for loan losses	2,187,200	1,807,800

NONINTEREST INCOME:
Service charges on deposit accounts	165,600	138,800
Income from sales and servicing of Small Business Administration Loans	182,200	288,900
Sale of Pacific Coast Bankers’ Bank Stock	—	1,313,400
Other income	977,800	983,900
Total noninterest income	1,325,600	2,725,000

NONINTEREST EXPENSE:
Salaries and Employee Benefits	1,077,400	945,400
Occupancy and Equipment Expense	205,500	180,800
Professional Fees	37,700	39,600
Data Processing	88,300	86,300
Other general and administrative	793,800	850,500
Total noninterest expenses	2,202,700	2,102,600

Income before tax provision	1,310,100	2,430,200
Income tax provision	500,800	1,001,300
Net income	$809,300	$1,428,900

Earnings per common share
Basic	$0.468	$0.876
Diluted	$0.435	$0.794

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2007

				Accumulated
				Other Compre-
	Number of	Common	Retained	hensive Income
	Shares	Stock	Earnings	(Loss)	Total

Balance at December 31, 2005	1,631,439	$4,771,800	$4,128,600	$30,500	$8,930,900

Comprehensive income:
Net income for the year	—	—	3,837,200	—	3,837,200
Change in net unrealized gain on securities and other assets net of tax effects	—	—	—	(51,400)	(51,400)
Total comprehensive income					3,785,800

$0.35 per share dividend	—	—	(602,700)	—	(602,700)
Stock based compensation	—	17,800	—	—	17,800
Exercise of stock options	90,276	270,100	—	—	270,100

Balance at December 31, 2006	1,721,715	5,059,700	7,363,100	(20,900)	12,401,900

Comprehensive income:
Net income for the year	—	—	809,300	—	809,300
Change in net unrealized gain on securities and other assets net of tax effects	—	—	—	22,300	22,300
Total comprehensive income					831,600

Exercise of stock options	70,523	268,700	—	—	268,700

Balance at March 31, 2007	1,792,238	$5,328,400	$8,172,400	$1,400	$13,502,200

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$809,300	$1,428,900
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense	69,200	69,100
Realized gain on sales of available-for-sale securities, net	—	(1,313,400)
Amortization of deferred loan costs	71,000	81,000
Amortization (accretion) of discounts and premiums on investment securities	(400)	700
Gain on sale of equipment	(700)	—
Stock based compensation	—	17,800
Increase in trading assets	(162,700)	(405,700)
Increase (decrease) in interest receivable	(59,400)	115,200
Increase (decrease) in other assets	186,600	(1,496,100)
Increase in deferred tax asset	(53,400)	(82,100)
Increase in interest payable	219,500	58,800
Increase in other liabilities	121,900	1,359,300
Net cash provided (used) by operating activities	1,200,900	(166,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity/sale of investment securities	1,080,900	1,843,000
Purchase of investments	(7,041,600)	(153,500)
Net increase in loans	(9,634,300)	(7,719,700)
Loan purchases	(1,750,000)	(5,500,000)
Loan sales	9,473,900	9,207,400
(Increase) decrease in loans held for sale	(853,300)	2,470,200
Proceeds from sale of equipment	700	17,800
Additions to bank premises and equipment	(291,100)	(77,700)
Net cash provided (used) by investing activities	(9,014,800)	87,500

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	1,659,500	(4,325,500)
Proceeds from borrowings	—	4,000,000
Repayments of borrowings	—	(2,000,000)
Proceeds from exercise of stock options	268,700	—
Net cash provided (used) by financing activities	1,928,200	(2,325,500)

Net decrease in cash and cash equivalents	(5,885,700)	(2,404,500)

CASH AND CASH EQUIVALENTS, BEGINNING	22,434,200	24,130,600

CASH AND CASH EQUIVALENTS, ENDING	$16,548,500	$21,726,100

See Note 8 for supplemental disclosures

SUMMARY OF ACCOUNTING POLICIES

(NOTE 1) BASIS OF PRESENTATION

The interim condensed financial statements of Northern California Bancorp, Inc. and subsidiary (“Corporation”) are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Corporation for the interim periods.  The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007.  The year-end balance sheet data at December 31, 2006 was derived from the audited financial statements.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Corporation’s Form 10-KSB for the fiscal year ended December 31, 2006.

(NOTE 2)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March of 2006, the FASB published SFAS No. 156, Accounting for Servicing of Financial Assets, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for servicing of financial assets. SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods: (1) the amortization of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss or (2) the reporting of servicing assets or liabilities at fair value at each reporting date and reporting changes in fair value in earnings in the period in which the changes occur. SFAS No. 156 also requires additional disclosures for all separately recognized servicing rights. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. SFAS No. 156 is effective the earlier of the date an entity adopts the requirements of SFAS No. 156, or as of the beginning of its first fiscal year beginning after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of SFAS No. 156. The Bank is currently evaluating the impact of the adoption of this standard.

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

The Corporation records compensation expense associated with stock-based awards in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R) as interpreted by SEC Staff Accounting Bulletin No. 107. SFAS No. 123R supersedes APB No. 25, and amends SFAS No. 95 Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123, Accounting for Stock Based Compensation (SFAS No. 123). However, SFAS No. 123R requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant.  Stock-based compensation expense totaled $0 and $17,800 for the three months ended March 31, 2007 and March 31, 2006, respectively. The Corporation selected to use the modified prospective method of adopting SFAS 123R. Thus, stock option expense is recognized only for options that vested after January 1, 2006.  Future compensation expense may be greater if additional stock options are granted by the Corporation.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  The Bank uses the following input variables as of the grant date, to arrive at the fair value for each grant:

1)	Grant date
2)	Options granted
3)	Exercise price
4)	Stock price on date of grant
5)	Expected dividend rate
6)	Expected volatility
7)	Risk free interest rate on grant date
8)	Expected term
9)	Expected forfeiture rate

The following table illustrates the pro-forma effect on net income and earnings per share:

	Three months ended	Three months ended
	March 31, 2007	March 31, 2006

Reported net earnings	$809,300	$1,428,900
Stock-based employee compensation expense, net of related tax effects	—	(17,800)
Pro forma net earnings	$809,300	$1,411,100

Earnings per share as reported:
Basic	$0.468	$0.876
Diluted	$0.435	$0.794
Pro forma earnings per share:
Basic	$0.468	$0.865
Diluted	$0.435	$0.785

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

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

	Earnings per share calculation
	For the three months ended March 31,
	2007			2006
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$809,300	1,728,657	$0.468	$1,428,900	1,631,439	$0.876

Effect of dilutive shares assumed exercise of outstanding options	—	133,486	(0.033)	—	167,208	(0.081)

Diluted earnings per share	$809,300	1,862,143	$0.435	$1,428,900	1,798,647	$0.794

(NOTE 4) INVESTMENT SECURITIES:

	MARCH 31	DECEMBER 31
	2007	2006

Available for sale:
Government National Mortgage Association	$546,800	$625,600
U.S. government Agencies	20,709,200	14,660,300
	$21,256,000	$15,285,900

Held to maturity:
State/Local Agency	$7,009,100	$7,012,300

(NOTE 5) OTHER INVESTMENTS
AT Services LLC	$20,100	$20,100
Federal Home Loan Bank stock, restricted	1,656,600	1,633,300
Independent Bankers Financial Corporation	50,000	50,000
MasterCard Inc Class “B” Stock	5,400	5,400
Metrocities Mortgage, LLC	10,000	10,000
Northern California Bancorp, Inc. Trust I	93,000	93,000
Northern California Bancorp, Inc. Trust II	155,000	155,000
	$1,990,100	$1,966,800

(NOTE 6) LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES:

	MARCH 31	DECEMBER 31,
	2007	2006

Commercial and Industrial	$23,817,900	$26,361,000
Construction	19,096,900	17,325,900
Real Estate - mortgage	88,895,100	86,207,200
Installment	605,300	693,900
Government guaranteed loans purchased	37,300	38,900
	132,452,500	130,626,900
Allowance for loan losses	(1,409,200)	(1,408,800)
Deferred origination fees, net	(336,300)	(350,500)
Net loans	$130,707,000	$128,867,600

Balance at beginning of period	$1,408,800	$1,100,700
Recoveries	400	7,100
Provision for possible loan losses	—	410,000
Loans charged off	—	(108,900)
Balance at end of period	$1,409,200	$1,408,900

(NOTE 7) COMPREHENSIVE INCOME (LOSS):

The components of other comprehensive income and related tax effects for the three month periods ending March 31, 2007 and 2006 are as follows (unaudited):

	2007	2006
Unrealized holding (losses) on available - for - sale securities and other assets, net	$40,600	$(65,900)
Tax effect	(18,300)	29,700

Net-of-tax amount	$22,300	$(36,200)

The components of accumulated other comprehensive income and related tax effects are as follows:

	2007	2006
Unrealized holding losses on available — for - sale securities	$(30,700)	$(153,000)
Unrealized holding gains on available for sale strip receivable	33,300	142,600
Tax effect	(1,200)	4,700

Net-of-tax amount	$1,400	$(5,700)

(NOTE 8) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	March 31
	2007	2006
Payments during the period ending:
Interest	$1,295,000	$1,073,900
Income Taxes	$279,200	$994,000

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

For the three months ended March 31, 2007 net income was $809,300, compared to $1,428,900 for the same period in 2006.  For the three months ended March 31, 2007 net interest income after provision for loan losses increased $379,400, total nonitnerest income decreased $1,399,400, while noninterest expense increased $100,100 and income tax provision decreased $500,500.  The decrease in other income was attributable primarily to the recording of a $1,313,400 gain on the sale of an investment during the first quarter of 2006. Without the gain on sale of investment in 2006 net income would have been $809,300 in 2007 and $706,900 an increase of 14.5%.

The following table sets forth certain selected financial ratios of the Corporation at and for the three months ended, March 31, 2007 and 2006.

	The three months	The three months
	Ended March 31, 2007	Ended March 31, 2006
	(Dollars in thousands except per share data)
Summary of Operating Results:

Total interest income	$3,827	$2,941
Total interest expense	1,640	1,133
Net interest income	2,187	1,808

Provision for possible loan losses	0	0
Net interest income after provision for loan loss	2,187	1,808

Total other income	1,326	2,725
Total other expense	2,203	2,103

Income before taxes	1,310	2,430
Provision for income tax	501	1,001

Net income	$809	$1,429

Per Common Share Data:

Net income - Primary (1)	$0.468	$0.876
Net income - Diluted (2)	0.435	0.742
Book value, end of period (3)	7.53	6.43
Average shares outstanding (4)	1,728,657	1,631,439

Balance Sheet Data:

Total loans, net of
unearned income (5)	$132,742	$108,761
Total assets	193,671	163,148
Total deposits	133,287	113,795
Stockholders’ equity (6)	13,502	10,341

	The three months	The three months
	Ended March 31, 2007	Ended March 31, 2006
Selected Financial Ratios (4):

Return on average assets (5)	1.73%	3.64%
Return on average stockholders’ equity (5)	25.09%	59.10%
Net interest spread	4.81%	4.36%
Net yield on interest earning assets	5.37%	4.96%
Average shareholders’ equity to average assets	6.88%	6.15%
Risked-Based capital ratios
Tier 1	10.76%	9.82%
Total	14.71%	14.91%
Total loans to total deposits at end of period	99.59%	95.58%
Allowance to total loans at end of period	1.05%	1.00%
Nonperforming loans to total loans at end of period	0.12%	0.02%
Net charge-offs to average loans	0.00%	0.00%

(1)

Basic earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year. The weighted average number of common shares used for this computation was 1,728,657 and 1,631,439 for March 31, 2007 and 2006, respectively.

(2)

Diluted earnings per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,862,143 and 1,798,647 for March 31, 2007 and 2006, respectively.

(3)	Weighted average common shares.

(4)	Includes loans being held for sale.

(5)	Averages are of daily balances.

(6)	March 31, 2007 calculated on an annualized basis.

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

Net interest income for the three months ended March 31, 2007 was $2,187,200 compared to $1,807,800 for the same period in 2006.  The increase of $379,400 resulted from total interest income increasing $886,600, while total interest expense increased $507,200.

Average interest earning assets increased $23,320,000 (15.77%), while the average rate earned increased 54 basis points.  Average interest bearing liabilities increased $22,301,000 (18.06%), while the average rate paid increased 9 basis points.

The following tables show the components of the Bank’s net interest income, setting forth, for each of the three months ended March 31, 2007 and 2006, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v) the net interest yield on average interest-earning assets (i.e., net interest income divided by average interest-earning assets).  Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on municipal bonds of $36,500 and $36,700 for the three months ended March 31, 2007 and 2006, respectively.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

	Three Months Ended March 31,			Three Months Ended March 31,
	2007			2006
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans	$130,718	$3,126	9.57%	$109,881	$2,533	9.22%
Time deposits - in other banks	1,144	14	5.01%	1,000	11	4.40%
Invest securities - taxable	23,118	188	3.25%	14,161	134	3.79%
Invest securities - nontaxable	7,011	120	6.82%	7,023	119	6.75%
Federal funds sold	9,190	220	9.56%	15,915	172	4.33%
Total interest-earning assets	171,181	$3,668	8.57%	147,980	$2,969	8.03%

Allowance for credit losses	(1,409)			(1,102)
Non-interest bearing assets:
Cash and due from banks	6,491			4,559
Premises and equipment	4,728			4,368
Accrued interest receivable	1,016			706
Other assets	5,559			2,193
Total average assets	$187,567			$158,703

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand	$14,434	$9	0.25%	$12,517	$15	0.47%
Money market savings	2,000	6	1.16%	4,451	9	0.77%
Savings deposits	4,724	18	1.55%	8,147	20	0.99%
Time deposits >$100M	37,724	400	4.24%	30,163	302	4.00%
Time deposits <$100M	43,927	351	3.20%	33,197	297	3.58%
Other borrowing	42,998	586	5.46%	35,031	490	5.60%
Total interest-bearing liabilities	145,807	$1,371	3.76%	123,506	$1,133	3.67%

Non-interest bearing liabilities:
Noninterest-bearing checking	25,273			24,272
Accrued interest payable	1,375			679
Other liabilities	2,211			1,315
Total liabilities	174,666			149,773
Total shareholders equity	12,901			8,931
Total average liabilities and shareholders equity	$187,567			$158,703
Interest income as a percentage of average earning assets		8.57%				8.03%
Interest expense as a percentage of average earning assets		3.20%				3.06%
Net yield on interest earning assets		5.37%				4.96%

Rate and Volume Analysis:

The following tables show the increase or decrease in interest income, interest expense and net interest income, resulting from changes in rates and volumes, for the three months ended March 31, 2007 compared with the same period in 2006.

	Increase (decrease) in the three months ended
	March 31, 2007 compared with March 31, 2006
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$480	$113	$593
Time deposits - in other banks	2	2	3
Investment securities - taxable	85	(31)	55
Investment securities – nontaxable	—	1	1
Federal funds sold	(73)	120	47
Total interest-earning assets	494	205	699

Increase (decrease) in interest expense:
Interest-bearing demand	2	(9)	(6)
Money market savings	(5)	2	(3)
Savings deposits	(8)	7	(2)
Time deposits >$100M	76	23	98
Time deposits <$100M	96	(42)	54
Other borrowing	112	(16)	96
Total interest-bearing liabilities	272	(34)	238
Increase in net interest income	$221	$239	$461

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

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At March 31, 2007 and 2006 the Bank’s allowance stood at 1.05 percent and 1.00 percent of gross loans, respectively.  No provisions were made to the allowance during the three months ended March 31, 2007 or 2006.  No loans were charged off during the three months ended March 31, 2007 and March 31, 2006.  Recoveries for the same periods were $400 and $1,100, respectively.

The Bank’s non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans were 0.12 percent at March 31, 2007 compared with 0.02 percent for the same period in 2006.

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

Non-Interest Income

Total other income for the three months ended March 31, 2007 was $1,325,600 compared with $2,725,000 for the same period in 2006.  The decrease of $1,399,400 resulted from the first quarter 2006 gain of $1,313,400 on the sale of an investment, a decrease of

$106,700 in income from sales and servicing of Small Business Administration Loans and an increase $26,800 in service charges on deposit accounts.

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

Non-Interest Expense

Salary and benefits expense for the three months ended March 31, 2007 increased $132,000 compared with the same period in 2006.  The increase was due to the addition of a Marketing Officer, Business Development Officer and a Credit Analyst, and merit pay increases.

Total occupancy and equipment expense for the three months ended March 31, 2007 was $205,500 compared to $180,800 for the same period in 2006.  The increase was primarily due to increases in premises rent expense less sublease income $9,100 and merchant terminal expense net of terminal rent $13,100.

Professional fees for the three months ended March 31, 2007 was $37,700 compared to $39,600 for the same period in 2006.

Data processing expense for the three months ended March 31, 2007 was $88,300 compared to $88,600 for the same period in 2006.

Other general and administrative expenses for the three months ended March 31, 2007 totaled $793,800 compared with $850,500 for the same period in 2006, a decrease of $56,700.  Significant changes occurred in the following categories with increases in director fees of $16,700 and insurance expense of $4,500; while decreases occurred in merchant credit card processing expense of $38,500, advertising expense of $59,200, donations of $6,500, entertainment and meals of $6,200, dues and memberships of $5,100 and collection expense of $4,100.

The income tax provision for the three months ended March 31, 2007 totaled $500,800 compared with $1,001,300 for the same period of 2006.  The decrease of $500,500 was due to a $591,000 provision in 2006 related to the gain on sale of an investment.  Without the gain on sale of investment in 2006, income before tax provision would have been $1,116,800 compared to $1,310,100 in 2007.

LOANS

Loans represented 76.36% of average earning assets, and 69.69% of average total assets for the three months ended March 31, 2007 compared with 74.25% and 69.24%, respectively during 2006. For the three months ended March 31, 2007, average loans increased 18.96% from $109,881,000 for the same period in 2006 to $130,718,000.  Average real estate loans increased $12,238,000 (16.66%), average construction loans increased $6,862,000 (60.85%), average commercial loans increased $2,133,000 (8.82%), and average installment loans decreased $396,000 (40.88%).

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

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”):

	Three months as of
	March 31,
	2007	2006
	(Dollars in thousands)
Accruing, past due 90 days or more:

Real estate	$—	$—
Commercial	—	—
Installment	—	—
Other	—	—
Total accruing	—	—

Non-accrual Loans:

Real estate	—	—
Commercial	155	18
Installment	—	—
Other	—	—
Total non-accrual	155	18

Total nonperforming	$155	$18

Total loans end of period	132,742	108,761

Ratio of nonperforming loans to total loans at end of period	0.12%	0.02%

These ratios have been maintained as a result of conservative underwriting criteria, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel).  The Bank does not have any foreign loans or loans for highly leveraged transactions.

Summary of Loan Loss Experience

			As of the
	As of the period		Year ended
	Ended March 31,		December 31,
	2007	2006	2006
	(Dollars in thousands)
Average loans outstanding	$130,718	$109,881	$118,699

Allowance, beginning of period	1,409	1,101	1,101

Loans charged off during period:
Commercial	—	—	109
Installment	—	—	—
Real Estate	—	—	—
Other	—	—	—
Total charge offs	—	—	109

Recoveries during period:
Commercial	—	1	7
Installment	—	—	—
Real Estate	—	—	—
Other	—	1	—
Total recoveries	—	1	7

Net loans charged off during the period	—	(1)	102

Additions to allowance for possible loan losses	—	—	410

Allowance, end of period	1,409	1,102	1,409
Ratio of net loans charged off to average loans outstanding during the period	0.00%	0.00%	0.09%
Ratio of allowance to total loans at end of period	1.05%	1.00%	1.07%

Deposits

Average deposits for the three months ended March 31, 2007 were $128,082,000 an increase of 13.60% compared with the same period in 2006.  Average certificates of deposit represented 63.75% of average deposits for the three months ended March 31, 2007.  Average interest bearing checking, money market and savings accounts as a group was 16.52% of average deposits for the three months ended March 31, 2007.  Average demand deposits represented 19.73% of average deposits for the three months ended March 31, 2007.

The following table sets forth the scheduled maturities of the Company’s time deposits in denominations of $100,000 or greater at March 31, 2007:

Maturities of Time Deposits of
$100,000 or More

(Dollars in Thousands)

Three months or less	$13,046,800
Over three months through six months	10,425,000
Over six months through twelve months	11,311,400
Over twelve months	5,994,900
Total	$40,778,100

Borrowing

The Bank has lines of credit from the Federal Home Loan Bank (FHLB) of San Francisco, Bank of the West, Pacific Coast Bankers’ Bank and The Independent Bank with remaining available borrowing capacity on March 31, 2007 of $4,698,200 (based on pledged collateral), $4,500,000, $6,000,000 and $5,000,000, respectively.  The Federal Home Loan Bank line of credit has a maximum borrowing capacity of twenty five percent (25%) of the Bank’s total assets, adjusted quarterly.  The Federal Home Loan Bank line of credit is secured by a portion of the Bank’s real estate secured loans and securities at March 31, 2007.  The total principal balance of pledged loans was $27,708,400 and securities of $19,267,400.  The following table provides information on thirteen FHLB advances totaling $34,750,000 and outstanding at March 31, 2007.

		Funding	Maturity
Amount	Rate	Date	Date
$2,750,000	3.44%	9/27/02	9/27/07
3,000,000	4.30%	6/17/05	6/17/10
5,000,000	4.96%	11/14/05	11/15/10
2,250,000	4.75%	1/26/06	1/26/11
1,750,000	4.72%	1/26/06	1/26/11
1,500,000	5.52%	7/17/06	7/18/11
3,500,000	5.49%	7/17/06	7/18/11
1,000,000	5.22%	8/25/06	8/25/11
1,000,000	7.72%	6/1/00	6/3/30
4,000,000	5.96%	8/2/04	7/28/34
5,000,000	5.63%	12/24/04	12/22/34
2,000,000	5.13%	5/4/05	5/1/35
2,000,000	5.31%	11/17/06	11/17/36
$34,750,000

The Bank of the West, Pacific Coast Bankers’ Bank and The Independent Bank lines of credit are unsecured.  The Bank did not utilize any overnight borrowings in 2007 or 2006.

The Bank has a letter of credit in the amount of $330,000, expiring April 17, 2011, issued by Federal Home Loan Bank of San Francisco, which is used to secure local agency deposits.  The beneficiary of the letter of credit is the Administrator of Local Agency Security, Department of Financial Institutions.

Capital Resources

The Corporation maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends.  At March 31, 2007, stockholders’ equity was $13,502,200 versus $12,401,900 at December 31, 2006.  The Corporation paid cash dividends of $0 for the three months ended March 31, 2007 and $0.35 for the year ended December 31, 2006.  The Bank paid a $100,000 cash dividend during the three months ended March 31, 2007 and $625,000 during the year ended December 31, 2006.

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

Under current rules, all banks are required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had Tier 1 risk-based capital ratios of 12.65% and 12.18% at March 31, 2007 and 2006, respectively.  The Bank’s Tier 1 capital exceeds the minimum regulatory requirement by $12,874,200.  The Bank had Total risk-based capital ratios of 13.62% and 13.05% at March 31, 2007 and 2006, respectively.  The Bank’s Total Risk-Based capital exceeds the minimum regulatory requirement by $8,360,800. These ratios are well above the minimum regulatory requirements.  The Corporation had Tier 1 risk-based capital ratios of 10.76% and 10.35% at March 31, 2007 and 2006, respectively.  The Corporation had Total risk-based capital ratios of 14.71% and 15.72% at March 31, 2007 and 2006, respectively.

The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill.  The Company had leverage capital ratios of 8.40% and 8.02% at March 31, 2007 and 2006, respectively; while the Bank’s leverage capital ratios were 10.16% and 10.25% at March 31, 2007 and 2006.  The Bank’s Tier 1 leverage capital exceeds the minimum regulatory requirement by $14,363,200.

Under regulatory guidelines, the $8 million in Trust Preferred Securities outstanding will qualify as Tier 1 capital up to 25% of Tier 1 capital.  Any additional Trust Preferred Securities will qualify as Tier 2 capital.

Liquidity

Liquidity represents a bank’s ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs.  For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings.  In addition, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank of San Francisco of approximately $46,174,500 of which $35,080,000 had been advanced at March 31, 2007 and unsecured federal funds lines of credit with Bank of the West, Pacific Coast Bankers’ Bank and The Independent Bank of $4,500,000, $6,000,000 and $5,000,000, respectively; to meet temporary liquidity requirements.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets (“total liquidity”), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s total liquidity at March 31, 2007 and 2006 was 24.21% and 25.42%, respectively, while its average loan to deposit ratio for such years was 101.96% and 97.13%, respectively.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors.  Additionally, deposits on which a financial institution pays an interest rate significantly higher than prevailing rates are considered to be brokered deposits.  Federal law and regulation restricts banks from soliciting or accepting brokered deposits, unless the bank is well capitalized under Federal guidelines.  The Bank’s brokered deposits totaled approximately $3,664,900 or 2.74% of total deposits at March 31, 2007 and $10,974,800 or 9.63% of total deposits at March 31, 2006. None of the Bank’s brokered deposits paid an interest rate significantly higher than prevailing rates.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  The following table shows the affect on net interest income of a 100 and a 200 basis point rate shock at March 31, 2007.

Rate Shock Increase(Decrease) in Basis Points	Percent Increase(Decrease) in Net Interest Income
100	5.0%
(100)	(5.2)%
200	10.0%
(200)	(10.5)%

The Corporation’s sources of revenues and liquidity are the dividends, tax equalization payments or management fees from the Bank, gains on securities held in a trading account and the line of credit from the Pacific Coast Bankers’ Bank.  The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law.

Investment Securities

The Corporation maintains a trading account, at fair value, consisting of marketable securities.  At March 31, 2007 and 2006 the account value was $1,925,000 and $1,433,200, respectively.  The Corporation has investments of $20,100 in AT Service LLC, which provides title insurance services for commercial, industrial and residential properties, as well as other real estate related financial and informational services, including escrow, real estate information, trustee sale guarantees and real estate tax exchanges, and $10,000 in Metrocities Mortgage, LLC.  In addition the Corporation has investments in Northern California Bancorp Trust I of $93,000 and Northern California Bancorp Trust II of $155,000, these are special-purpose trust subsidiaries which were formed to facilitate the issuance of trust preferred securities.

The following table sets forth the book and market value of the Bank’s investment securities at March 31, 2007:

	INVESTMENT PORTFOLIO MIX
	March 31, 2007
	Book	Market
	Value	Value
Securities Available for Sale
Government National Mortgage Association	$556,900	$546,800
U.S. Government Agency Securities	20,729,800	20,710,100
Total	$21,286,700	$21,256,900

Held to Maturity
State/Local Agency Bonds	$7,009,100	$7,289,700

Other Investments, at cost
AT Services LLC	$20,100	$20,100
Metrocities Mortgage, LLC	10,000	10,000
Federal Home Loan Bank stock, restricted	1,656,600	1,656,600
Northern California Bancorp, Inc. Trust I	93,000	93,000
Northern California Bancorp, Inc. Trust II	155,000	155,000
Independent Bankers Financial Corporation	50,000	50,000
MasterCard, Inc. Class B Stock	5,400	5,400
	$1,990,100	$1,990,100

The following table summarizes the maturity of the Bank’s investment securities at March 31, 2007:

	INVESTMENT PORTFOLIO MATURITIES
	(Dollars in thousands)
	Amortized Cost	Fair Value
Available for Sale
Due within one year	$3,740,600	$3,710,000
Due between one and five years	—	—
Due between five and ten years	16,989,200	17,000,100
GNMA – Mortgage Backed Securities	556,900	546,800
	$21,286,700	$21,256,900

Held to Maturity
Due in over ten years	$7,009,200	$7,289,700

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

(b) Changes in Internal Controls:  In the quarter ended March 31, 2007, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factor that could significantly affect these controls.

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

NORTHERN CALIFORNIA BANCORP, INC.

Date: May 11, 2007	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chairman of the Board &
Chief Executive Officer

Date: May 11, 2007	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and
Principal Accounting Officer