Form 10QSB
period 2007-06-30
NORTHERN CALIFORNIA BANCORP INC
filed 2007-08-14
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2007

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐   No  ☒

As of July 27, 2007, the Corporation had 1,792,238 shares of common stock outstanding.

PART I-FINANCIAL INFORMATION

Item 1.                          FINANCIAL STATEMENTS

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	JUNE 30	DECEMBER 31
(in thousands except share data)	2007	2006
	(Unaudited)	(Audited)
ASSETS:
Cash and Due From Banks	$13,461	$4,979
Federal Funds Sold	10,565	17,455
Total Cash and Cash Equivalents	24,026	22,434
Trading Assets	1,708	1,762
Time Deposits with other Financial Institutions	1,000	1,000
Investment Securities, available for sale (Note 5)	27,435	15,286
Investment Securities, held to maturity at cost (fair value approximates $7,142 in 2007; $7,072 in 2006) (Note 5)	7,006	7,012
Other Investments (Note 6)	2,203	1,967
Loans Held for Sale, at lower of cost or market	996	1,182
Loans, net of allowance for loan losses of $1,439 in 2007; $1,409 in 2006 (Note 7)	140,789	128,868
Bank Premises and Equipment, Net	4,888	4,613
Cash Surrender Value of Life Insurance	3,733	3,671
Interest Receivable and Other Assets	2,436	2,775
Total Assets	$216,220	$190,570

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Non interest bearing demand	$26,437	$30,079
Interest-bearing demand	16,112	17,262
Savings	4,779	5,326
Time less than $100,000	52,347	43,135
Time in denominations of $100,000 or more	49,700	35,826
Total Deposits	149,375	131,628

Federal Home Loan Bank Borrowed Funds	39,750	34,750
Junior Subordinated Debt Securities	8,248	8,248
Interest Payable and Other Liabilities	5,182	3,542
Total Liabilities	202,555	178,168

Shareholders’ Equity:
Common Stock - No Par Value, authorized 2,500,000 Outstanding:1,792,238 in 2007 and 1,721,715 in 2006	5,328	5,060
Retained Earnings	8,484	7,363
Accumulated Other Comprehensive Loss (Note 8)	(147)	(21)
Total Shareholders’ Equity	13,665	12,402
Total Liabilities & Shareholders’ Equity	$216,220	$190,570

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE-MONTH PERIOD ENDING		SIX-MONTH PERIOD ENDING
	June 30		June 30
(in thousands except share data)	2007	2006	2007	2006
INTEREST INCOME:
Loans	$3,443	$2,866	$6,733	$5,398
Time deposits with other financial institutions	14	11	28	22
Investment securities	435	230	835	455
Federal funds sold	110	190	234	362
Total Interest Income	4,002	3,297	7,830	6,237

INTEREST EXPENSE:
Interest-bearing transaction accounts	13	16	26	39
Savings and time deposit accounts	655	337	1,185	655
Time deposits in denominations of $100,000 or more	525	339	997	640
Notes payable and other	628	511	1,253	1,001
Total Interest Expense	1,821	1,203	3,461	2,335

Net Interest Income	2,181	2,094	4,369	3,902
Provision for loan losses	275	95	275	95
Net interest income, after provision for loan losses	1,906	1,999	4,094	3,807

NON-INTEREST INCOME:
Service charges on deposit accounts	142	143	307	282
Income from sales and servicing of Small Business Administration Loans	173	148	355	436
Sale of Pacific Coast Bankers’ Bank Stock	—	—	—	1,313
Other income	714	1,130	1,692	2,114
Total non-interest income	1,029	1,421	2,354	4,145

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	983	898	2,060	1,834
Stock Based Compensation Expense	—	—	—	18
Occupancy and Equipment Expense	221	200	427	381
Professional Fees	50	43	88	83
Data Processing	90	79	178	166
Other general and administrative	916	871	1,709	1,717
Total non-interest expenses	2,260	2,091	4,462	4,199

Income before tax provision	675	1,329	1,986	3,753
Income tax provision	364	648	865	1,650
Net income	$311	$681	$1,121	$2,103

Earnings per common share
Basic	$0.179	$0.418	$0.644	$1.289
Diluted	$0.173	$0.377	$0.622	$1.163

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other Compre-
	Number of	Common	Retained	hensive Income
(in thousands except share data)	Shares	Stock	Earnings	(Loss)	Total

Balance at December 31, 2005	1,631,439	$4,772	$4,129	$30	$8,931

Comprehensive income:
Net income	—	—	3,837	—	3,837
Change in net unrealized gain on securities and other assets net of tax effects	—	—	—	(51)	(51)
Total comprehensive income					3,786

$0.35 per share dividend	—	—	(603)	—	(603)
Stock based compensation	—	18	—	—	18
Exercise of stock options	90,276	270	—	—	270

Balance at December 31, 2006 audited)	1,721,715	5,060	7,363	(21)	12,402

Comprehensive income:
Net income	—	—	1,121	—	1,121
Change in net unrealized loss on securities and other assets net of tax effects	—	—	—	(126)	(126)
Total comprehensive income					995

Exercise of stock options	70,523	268	—	—	268

Balance at June 30, 2007 (unaudited)	1,792,238	$5,328	$8,484	$(147)	$13,665

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,121	$2,103
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense	141	138
Realized gain on sales of available-for-sale securities, net	—	(1,313)
Amortization of deferred loan (fees) costs	159	159
Accretion of discounts and amortization of premiums on investment securities, net	(10)	—
Gain on sale of equipment	(1)	—
Provision for loan losses	275	95
Stock based compensation	—	18
Increase in trading assets	54	(377)
Increase in interest receivable	(161)	(95)
(Increase) decrease in other assets	560	(1,089)
Increase in deferred tax asset	(139)	(94)
Increase in interest payable	235	139
Increase in other liabilities	1,405	27
Net cash provided by (used by) operating activities	3,639	(289)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity/sale of investment securities	9,904	1,874
Purchase of investments	(22,382)	(3,237)
Net increase in loans	(33,809)	(34,605)
Loan purchases	(1,462)	(7,000)
Loan sales	22,914	27,652
Decrease in loans held for sale	186	2,470
Proceeds from sale of equipment	1	18
Additions to bank premises and equipment	(414)	(246)

Net cash used by investing activities	(25,062)	(13,074)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	17,747	4,578
Proceeds from borrowings	5,000	4,000
Repayments of borrowings	—	(2,000)
Proceeds from exercise of stock options	268	7
Net cash provided by financing activities	23,015	6,585

Net increase (decrease) in cash and cash equivalents	1,592	(6,778)

CASH AND CASH EQUIVALENTS, BEGINNING	22,434	24,131

CASH AND CASH EQUIVALENTS, ENDING	$24,026	$17,353

See Note 9 for supplemental disclosures

SUMMARY OF ACCOUNTING POLICIES

(NOTE 1) BASIS OF PRESENTATION

The interim condensed financial statements of Northern California Bancorp, Inc. and subsidiary (“Corporation”) are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Corporation for the interim periods.  The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007.  The year-end balance sheet data at December 31, 2006 was derived from the audited financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” which is effective for the Company as of the beginning of the first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the fiscal year that begins on or after November 15, 2006, provided that the Company also elects to apply the provisions of FASB Statement No.

157, “Fair Value Measurements”.  The Bank is currently evaluating the impact of adopting this Statement on the Company’s financial statements.

(NOTE 3). STOCK BASED COMPENSATION

The Corporation records compensation expense associated with stock-based awards in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R) as interpreted by SEC Staff Accounting Bulletin No. 107. SFAS No. 123R supersedes APB No. 25, and amends SFAS No. 95 Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123, Accounting for Stock Based Compensation (SFAS No. 123).  However, SFAS No. 123R requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant.  The stock-based compensation expense totaled $0 and $17,800 for the six months ended June 30, 2007 and 2006, respectively.  The Corporation selected to use the modified prospective method of adopting SFAS 123R.  Thus, stock option expense is recognized only for options that vested after January 1, 2006.  Future compensation expense may be greater if additional stock options are granted by the Corporation.

Under the Corporation’s Stock Option Plan, the Bank may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive Stock Options are granted at fair value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  Non-qualified stock options may be granted at prices not lower than 85% of the fair market value of the common stock on the date of grant.  The Board of Directors is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.

There were no options granted during the six months ended June 30, 2007 or 2006.

(NOTE 4).  EARNINGS PER SHARE

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

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

	Earnings per share calculation
	For the six months ended June 30,
	2007			2006
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$1,121	1,739,254	$0.644	$2,103	1,631,766	$1.289

Effect of dilutive shares assumed exercise of outstanding options	—	61,794	(0.022)	—	176,119	(0.126)

Diluted earnings per share	$1,121	1,801,048	$0.622	$2,103	1,807,885	$1.163

	JUNE 30	DECEMBER 31
	2007	2006

(NOTE 5) INVESTMENT SECURITIES:
Available for sale:
Government National Mortgage Association	$474	$626
U.S. government Agencies	26,961	14,660
	$27,435	$15,286

Held to maturity:
State/Local Agency	$7,006	$7,012

(NOTE 6) OTHER INVESTMENTS
AT Services LLC	$20	$20
Federal Home Loan Bank stock, restricted	1,869	1,634
Independent Bankers Financial Corporation	51	50
MasterCard Inc Class “B” Stock	5	5
Metrocities Mortgage, LLC	10	10
Northern California Bancorp, Inc. Trust I	93	93
Northern California Bancorp, Inc. Trust II	155	155
	$2,203	$1,967

(NOTE 7) LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES:

Commercial and Industrial	$26,337	$26,361
Construction	21,826	17,326
Real Estate - Mortgage	93,581	86,207
Installment	734	695
Government Guaranteed Loans Purchased	36	39
	142,514	130,628
Allowance for loan losses	(1,439)	(1,409)
Deferred origination fees, net	(286)	(351)
Net Loans	$140,789	$128,868

Balance at Beginning of Period	$1,409	$1,101
Recoveries	1	7
Provision for Possible Loan Losses	275	410
Loans Charged Off	(246)	(109)
Balance at End of Period	$1,439	$1,409

 (NOTE 8) COMPREHENSIVE INCOME (LOSS):

The components of other comprehensive income and related tax effects for the six month period ended June 30, 2007 and the year ended December 31, 2006 are as follows:

	June	December
	2007	2006
	(Unaudited)	(Audited)
Unrealized holding losses on available - for - sale securities and other assets, net	$(228)	$(93)
Tax effect	102	42

Net-of-tax amount	$(126)	$(51)

The components of accumulated other comprehensive income and related tax effects are as follows:

	2007	2006
	(Unaudited)	(Audited)
Unrealized holding losses on available – for - sale securities	$(293)	$(79)
Unrealized holding gains on available for
sale strip receivable	27	41
Tax effect	119	17

Net-of-tax amount	$(147)	$(21)

(NOTE 9) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	JUNE 30
Payments during the period ending:	2007	2006
Interest	$3,200	$2,196
Income Taxes	$582	$1,668

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Bank’s financial statements and accompanying notes.  Management believes that the judgments, estimates and assumptions used in preparation of the Bank’s financial statements are appropriate given the factual circumstances as of June 30, 2007.

Various elements of the Bank’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Bank’s results of operation.  In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Bank’s financial statements to those judgments, estimates and assumptions, is critical to an understanding of the Bank’s financial statements.  This policy relates to the methodology that determines the Bank’s allowance for loan losses.  Management has discussed the development and selection of this critical accounting policy with the Bank’s Audit Committee of the Board of Directors.  Although Management believes the level of the allowance at June 30, 2007 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time.  For further information regarding the allowance for loan losses see “Provision and Allowance for Loan Losses” included elsewhere herein.

OVERVIEW

The following discussion reviews and analyzes the operating results and financial condition of the Corporation, focusing on the Bank.  It should be read in conjunction with the financial statements and the other financial data presented elsewhere herein.

For the six months ended June 30, 2007 net income was $1,121,000, compared to $2,103,000 for the same period in 2006.  For the six months ended June 30, 2007 net interest income after provision for loan losses increased $287,000, total non-interest income decreased $1,791,000, while non-interest expense increased $263,000 and income tax provision decreased $785,000.  The decrease in non-interest income was attributable primarily to the recording of a $1,313,000 gain on the sale of an investment during the first quarter of 2006, decreased credit card program revenues and a trading asset mark to market loss.

The following table sets forth certain selected financial ratios of the Corporation at and for the six months ended, June 30, 2007 and 2006.

	The six months	The six months
	Ended June 30, 2007	Ended June 30, 2006
	(Dollars in thousands except per share data)
Summary of Operating Results:

Total interest income	$7,830	$6,237
Total interest expense	3,461	2,335
Net interest income	4,369	3,902

Provision for possible loan losses	275	95
Net interest income after provision for loan losses	4,094	3,807

Total non-interest income	2,354	4,145
Total non-interest expenses	4,462	4,199

Income before taxes	1,986	3,753
Provision for income taxes	865	1,650

Net income	$1,121	$2,103

Per Common Share Data:

Net income - Primary (1)	$0.644	$1.289
Net income - Diluted (2)	0.622	1.163
Book value, end of period	8.36	6.69
Avg shares outstanding (3)	1,739,254	1,631,766

Balance Sheet Data:

Total loans, net of unearned income (4)	$141,785	$118,529
Total assets	216,220	171,446
Total deposits	149,375	122,699
Stockholders’ equity	13,665	10,938

	The six months	The six months
	Ended June 30, 2007	Ended June 30, 2006
Selected Financial Ratios:

Return on average assets (5) (6)	1.16%	2.58%
Return on average stockholders’ equity (5) (6)	16.96%	41.14%
Net interest spread	4.28%	4.55%
Net yield on interest earning assets (5)	4.97%	5.25%
Avg shareholders’ equity to average assets (5)	6.83%	6.27%
Risked-Based capital ratios
Tier 1	10.29%	9.84%
Total	14.04%	14.65%
Total loans to total deposits at end of period (4)	94.92%	96.60%
Allowance for loan losses to total loans at end of period (4)	1.00%	1.00%
Nonperforming loans to total loans at end of period (4)	0.11%	0.02%
Net charge-offs to average loans (4)	0.18%	0.00%

(1)          Basic earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year.  The weighted average number of common shares used for this computation was 1,739,254 and 1,631,766 for June 30, 2007 and 2006, respectively.

(2)          Diluted earnings per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,801,048 and 1,807,885 for June 30, 2007 and 2006, respectively.

(3)   Weighted average common shares.

(4)   Includes loans being held for sale.

(5)   Averages are of daily balances.

(6)   June 30, 2007 calculated on an annualized basis.

NET INTEREST INCOME

Net interest income, the difference between (a) interest and fees earned on interest-earning assets and (b) interest paid on interest-bearing liabilities, is the most significant component of the Bank’s earnings.  Changes in net interest income from period to period result from increases or decreases in the average balances of interest-earning assets, the availability of particular sources of funds and changes in prevailing interest rates.

Net interest income for the six months ended June 30, 2007 was $4,369,000 compared to $3,902,000 for the same period in 2006.  The increase of $467,000 resulted from total interest income increasing $1,593,000, while total interest expense increased $1,126,000.  Average interest earning assets increased $26,062,000 (17.27%), while the average rate earned increased 54 basis points.  Average interest bearing liabilities increased $27,237,000 (22.13%), while the average rate paid increased 81 basis points.

The following tables show the components of the Bank’s net interest income, setting forth, for each of the three months ended and six months ended June 30, 2007 and 2006, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v) the net interest yield on average interest-earning assets (i.e., net interest income divided by average interest-earning assets).  Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on municipal bonds of $37,000 and $37,000 for the three months ended June 30, 2007 and 2006, respectively and $70,000 and $73,000 for the six months ended June 30, 2007 and 2006, respectively.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

	Three Months Ended June 30,			Three Months Ended June 30,
	2007			2006
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans	$139,026	$3,443	9.91%	$115,760	$2,867	9.91%
Time deposits - in other banks	1,000	14	5.73%	1,000	11	4.40%
Invest securities - taxable	26,923	360	5.34%	12,855	145	4.51%
Invest securities - nontaxable	7,007	112	6.39%	7,020	118	6.72%
Federal funds sold	8,698	110	5.07%	15,509	190	4.90%
Total interest-earning assets	182,654	4,039	8.85%	152,144	3,331	8.76%

Allowance for credit losses	(1,306)			(1,103)
Non-interest bearing assets:
Cash and due from banks	6,566			5,405
Premises and equipment	4,886			4,382
Accrued interest receivable	1,061			734
Other assets	5,172			6,523
Total average assets	$199,033			$168,085

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand	$14,740	$9	0.25%	$13,214	$9	0.27%
Money market savings	1,870	3	0.73%	4,101	7	0.68%
Savings deposits	4,388	11	1.01%	7,793	20	1.03%
Time deposits >$100M	40,817	525	5.14%	30,429	338	4.44%
Time deposits <$100M	49,898	644	5.16%	32,167	318	3.95%
Other Borrowing	43,108	634	5.89%	34,998	511	5.84%
Total interest-bearing liabilities	154,821	1,827	4.72%	117,148	1,203	3.92%

Non-interest bearing liabilities:
Noninterest-bearing checking	26,274			31,685
Accrued interest payable	1,501			786
Other liabilities	2,857			2,170
Total Liabilities	185,450			157,343
Total shareholders equity	13,583			10,742
Total average liabilities and shareholders equity	$199,033			$168,085
Net interest income		$2,213			$2,128
Interest income as a percentage of average earning assets			8.85%			8.76%
Interest expense as a percentage of average earning assets			4.00%			3.16%
Net yield on interest earning assets			4.85%			5.59%
Net interest spread			4.13%			4.84%

	Six Months Ended June 30,			Six Months Ended June 30,
	2007			2006
		Int	Avg		Int	Avg
	Avg	Earn	%	Avg	Earn	%
	Bal	Paid	Rate	Bal	Paid	Rate
				(Dollars in thousands)
Assets:
Loans	$134,895	$6,733	9.98%	$112,837	$5,400	9.57%
Time deposits - in other banks	1,072	28	5.23%	1,000	22	4.38%
Invest securities - taxable	25,030	638	5.10%	14,316	279	3.87%
Invest securities - nontaxable	7,009	227	6.48%	7,022	236	6.73%
Federal funds sold	8,943	234	5.23%	15,711	362	4.61%
Total interest-earning assets	176,948	7,860	8.88%	150,885	6,299	8.34%

Allowance for credit losses	(1,357)			(1,102)
Non-interest bearing assets:
Cash and due from banks	6,529			5,984
Premises and equipment	4,807			4,375
Accrued interest receivable	1,039			720
Other assets	5,046			2,849
Total average assets	$193,012			$163,711

Liabilities and Shareholders’ Equity:
Interest Bearing Liabilities:
Interest-bearing demand	$14,588	$18	0.25%	$12,868	$23	0.36%
Money market savings	1,935	7	0.73%	4,275	16	0.75%
Savings deposits	4,555	23	1.00%	7,969	40	1.00%
Time deposits >$100M	39,279	997	5.08%	30,297	640	4.23%
Time deposits <$100M	46,929	1,163	4.96%	32,679	615	3.76%
Other Borrowing	43,053	1,252	5.82%	35,015	1,001	5.72%
Total interest-bearing liabilities	150,339	3,461	4.60%	123,101	2,335	3.79%

Non-interest bearing liabilities:
Noninterest-bearing checking	25,791			27,930
Accrued interest payable	1,442			733
Other liabilities	2,226			1,688
Total Liabilities	179,798			153,451
Total shareholders equity	13,214			10,260
Total average liabilities and shareholders equity	$193,012			$163,711
Net interest income		$4,398			$3,964
Interest income as a percentage of average earning assets			8.88%			8.34%
Interest expense as a percentage of average earning assets			3.91%			3.09%
Net yield on interest earning assets			4.97%			5.25%
Net interest spread			4.28%			4.55%

Rate and Volume Analysis:

The following tables show the increase or decrease in interest income, interest expense and net interest income, resulting from changes in rates and volumes, for each of the three months ended and the six months ended June 30, 2007 compared with the same periods in 2006.

	Increase (decrease) in the three months ended
	June 30, 2007 compared with June 30, 2006
	Volume	Rate	Total
Increase in interest income:
Loans	$576	$—	576
Time deposits - in other banks	—	3	3
Invest securities - taxable	159	56	215
Invest securities - nontaxable	—	(6)	(6)
Federal funds sold	(84)	4	(80)
Total interest-earning assets	651	57	708

Increase (decrease) in interest expense:
Interest-bearing demand	$1	$(1)	$—
Money market savings	(4)	—	(4)
Savings deposits	(9)	—	(9)
Time deposits >$100M	115	71	187
Time deposits <$100M	175	151	326
Other Borrowing	118	5	123
Total interest-bearing liabilities	398	226	624
Increase in net interest income:	$253	$(169)	$84

	Increase (decrease) in the six months ended
	June 30, 2007 compared with June 30, 2006
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$1,056	$277	$1,333
Time deposits - in other banks	2	4	6
Invest securities - taxable	205	153	358
Invest securities - nontaxable	(0)	(9)	(9)
Federal funds sold	(156)	28	(128)

Total interest-earning assets	1,106	454	1,560

Increase (decrease) in interest expense:
Interest-bearing demand	3	(8)	(5)
Money market savings	(9)	(0)	(9)
Savings deposits	(17)	(0)	(17)
Time deposits >$100M	190	167	357
Time deposits <$100M	268	281	549
Other Borrowing	230	21	251
Total interest-bearing liabilities	665	461	1,126
Increase (decrease) in net interest expense:	$441	$(7)	$434

Provision and Allowance for Loan Losses

The provision for loan losses is an expense charged against operating income and added to the allowance for loan losses.  The allowance for loan losses represents amounts set aside for the specific purpose of absorbing losses that may occur in the Bank’s loan portfolio.

The allowance for loan losses reflects management’s ongoing evaluation of the risks inherent in the loan portfolio both generally and with respect to specific loans, the state of the economy, and the level of net loan losses experienced in the past.  Management and the Board of Directors review the results of the State Banking Department and FDIC examinations, independent accountants’ observations, and the Bank’s external credit reviews as additional indicators to determine if the amount in the allowance for loan losses is adequate to protect against estimated future losses

Provisions to the allowance for loan losses are made quarterly if needed, in anticipation of future potential loan losses.  The quarterly provision is calculated on a predetermined formula to ensure adequacy as the portfolio grows.  The formula is composed of various components.  Allowance factors are utilized in estimating the adequacy of the allowance for loan losses.  The allowance is determined by assigned specific allowances for all loans.  As higher allowance levels become necessary as a result of this analysis, the allowance for loan losses will be increased through the provision for loan losses.

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

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At June 30, 2007 and 2006 the Bank’s allowance stood at 1.00 percent.  Provisions made to the allowance during the six months ended June 30, 2007 or 2006 were $275,000 and $95,000, respectively.  Loans charged off during the six months ended June 30, 2007 totaled $246,000, while no loans were charged off during the same period in 2006.  Recoveries were $1,000 for both June 30, 2007 and 2006, respectively.

The Bank’s non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans were 0.11 percent at June 30, 2007 compared with 0.02 percent for the same period in 2006.

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

Non-Interest Income

Total non-interest income for the six months ended June 30, 2007 was $2,354,000 compared with $4,145,000 for the same period in 2006.  The decrease of $1,791,000 resulted from the first quarter 2006 gain of $1,313,000 on the sale of the Bank’s investment in Pacific Coast Bankers’ Bancshares, mark to market loss of $135,000 in the trading assets compared with a $57,000 gain during the same period in 2006, decreases of $165,000 credit card program revenues, $104,000 commercial banking origination fees, $95,000 in merchant credit card income, $82,000 in income from sales and servicing of Small Business Administration Loans and an increase of $27,000 in service charges on deposit accounts.

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

Non-Interest Expense

Salary and benefits expense for the six months ended June 30, 2007 increased $206,000 compared with the same period in 2006.  The increase was due to the addition of a Marketing Officer, Credit Analyst, and merit pay increases.

Total occupancy and equipment expense for the six months ended June 30, 2007 was $427,000 compared to $381,000 for the same period in 2006.  The increase was primarily due to increases in depreciation expense of $13,000, janitorial services of $7,000 and storage rental of $6,000.

Professional fees for the six months ended June 30, 2007 was $88,000 compared to $83,000 for the same period in 2006.

Data processing expense for the six months ended June 30, 2007 was $178,000 compared to $166,000 for the same period in 2006.

Other general and administrative expenses for the six months ended June 30, 2007 totaled $1,709,000 compared with $1,717,000 for the same period in 2006, which is a decrease of $8,000.  Significant changes occurred in the following categories; no provision for possible losses on debt securities was made during 2007 while the provision was decreased $39,000 during the same period in 2006; no provision for possible losses on unfunded loan commitments was made during 2007 while the provision was decreased $31,000 during the same period in 2006; increases occurred in business development of $37,000, director fees of $35,000 and entertainment and meals of $15,000; while decreases occurred in merchant credit card processing expense of $66,000, other operating losses of $64,000, advertising expense of $29,000, donations of $17,000 and bank fees of $12,000.

The income tax provision for the six months ended June 30, 2007 totaled $865,000 at an effective tax rate of 43.55%.   The income tax provision for the six months ended June 30, 2006 totaled $1,650,000 at an effective tax rate of 43.98%. The decrease of $785,000 was due to a $591,000 provision in 2006 related to the gain on sale of an investment and decreased other income.

The income tax rates used in determining the Bank’s income tax provision or benefit, if any, were 34% for federal income tax purposes and 7.20% for state income taxes, net of federal tax benefit.  Generally, the current tax expense is the result of applying the current tax rate to taxable income.  The deferred portion is intended to account for the fact that income on which taxes are paid differs from financial statement pre-tax income because some items of income and expense are recognized in different years for income tax purposes than in the financial statements.  These recognition anomalies cause “temporary differences”; eventually, all taxes are paid.

LOANS

Loans represented 76.23% of average earning assets, and 69.95% of average total assets for the six months ended June 30, 2007 compared with 74.78% and 69.23%, respectively during 2006. For the six months ended June 30, 2007, average loans increased 19.55% from $112,837,000 for the same period in 2006 to $134,895,000.  Average real estate loans increased $12,607,000 (16.67%), average construction loans increased $8,448,000 (77.66%), average commercial loans increased $1,327,000 (5.23%), and average installment loans decreased $323,000 (33.34%).

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

The Bank is a recognized leader for Small Business Administration lending in Monterey County, and holds SBA’s coveted Preferred Lender Status.  Generally, SBA loans are guaranteed, by the SBA, for 75 to 85 percent of their principal amount, which can be retained in portfolio or sold to investors.  Such loans are made at floating interest rates, generally with longer terms (up to 25 years) than are available on a conventional loan basis to small businesses.  The unguaranteed portion of the loans, although generally supported by collateral, is considered to be more risky than conventional commercial loans because they may be based upon credit standards the Bank would not otherwise apply, such as lower cash flow coverage, or longer repayment terms.

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

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”):

	Six months as of
	June 30,
	2007	2006
	(Dollars in thousands)
Accruing,
past due 90 days or more:

Real estate	$—	$—
Commercial	—	—
Installment	—	—
Other	—	—
Total accruing	—	—

Non-accrual Loans:

Real estate	—	—
Commercial	—	18
Installment	155	155
Other	—	—
Total non-accrual	155	173

Total nonperforming	$155	$173

Total loans end of period	141,785	118,529

Ratio of nonperforming loans to total loans at end of period	0.11%	0.15%

These ratios have been maintained as a result of conservative underwriting criteria, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel).  The Bank does not have any foreign loans or loans for highly leveraged transactions.

Summary of Loan Loss Experience

			As of the
	As of the period		Year ended
	Ended June 30,		December 31,
	2007	2006	2006
		(Dollars in thousands)
Average loans outstanding	$134,895	$112,837	$118,699

Allowance, beginning of period	1,409	1,101	1,101

Loans charged off during period:

Commercial	245	—	—
Installment	1	—	109
Real Estate	—	—	—
Other	—	—	—
Total charge offs	246	—	109

Recoveries during period:
Commercial	1	1	—
Installment	—	—	7
Real Estate	—	—	—
Other	—	1	—
Total recoveries	1	7

Net Loans charged off during the period	245	(1)	102

Additions to allowance for possible loan losses	275	95	410

Allowance, end of period	$1,439	$1,197	$1,409
Ratio of net loans charged off to average loans outstanding during the period	0.18%	0.00%	0.09%
Ratio of allowance to total loans at end ofperiod	1.00%	1.00%	1.07%

Deposits

Average deposits for the six months ended June 30, 2007 were $133,076,000 an increase of 14.70% compared with the same period in 2006.  Average certificates of deposit represented 64.78% of average deposits for the six months ended June 30, 2007.  Average interest bearing checking, money market and savings accounts as a group were 15.84% of average deposits for the six months ended June 30, 2007.  Average demand deposits represented 19.38% of average deposits for the six months ended June 30, 2007.

The following table sets forth the scheduled maturities of the Company’s time deposits in denominations of $100,000 or greater at June 30, 2007:

Maturities of Time Deposits of
$100,000 or More

(Dollars in Thousands)

Three months or less	$15,724
Over three months through six months	8,497
Over six months through twelve months	17,217
Over twelve months	8,262
Total	$49,700

Borrowing

The Bank has lines of credit from the Federal Home Loan Bank (FHLB) of San Francisco, Bank of the West, Pacific Coast Bankers’ Bank and The Independent Bank with remaining available borrowing capacity on June 30, 2007 of $7,775,000 (based on pledged collateral), $4,500,000, $6,000,000 and $5,000,000, respectively.  The Federal Home Loan Bank line of credit has a maximum borrowing capacity of twenty five percent (25%) of the Bank’s total assets, adjusted quarterly.  The Federal Home Loan Bank line of credit is secured by a portion of the Bank’s real estate secured loans and securities at June 30, 2007.  The total principal balance of pledged loans was $36,673,000 and securities of $25,441,000.  The following table provides information on fourteen FHLB advances totaling $39,750,000 and outstanding at June 30, 2007.

		Funding	Maturity
Amount	Rate	Date	Date
$2,750	3.44%	9/27/02	9/27/07
3,000	4.30%	6/17/05	6/17/10
5,000	4.96%	11/14/05	11/15/10
2,250	4.75%	1/26/06	1/26/11
1,750	4.72%	1/26/06	1/26/11
1,500	5.52%	7/17/06	7/18/11
3,500	5.49%	7/17/06	7/18/11
1,000	5.22%	8/25/06	8/25/11
1,000	7.72%	6/1/00	6/3/30
4,000	5.96%	8/2/04	7/28/34
5,000	5.63%	12/24/04	12/22/34
2,000	5.13%	5/4/05	5/1/35
2,000	5.31%	11/17/06	11/17/36
5,000	5.88%	6/29/07	6/29/37
$39,750

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

Capital Resources

The Corporation maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends.  At June 30, 2007, stockholders’ equity was $13,665,000 versus $12,402,000 at December 31, 2006.  The Corporation paid no cash dividends during the six months ended June 30, 2007 and $0.35 for the year ended December 31, 2006.  The Bank paid the Corporation a $100,000 cash dividend during the six months ended June 30, 2007 and $625,000 during the year ended December 31, 2006.

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

Under current rules, all banks are required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had Tier 1 risk-based capital ratios of 11.83% and 12.48% at June 30, 2007 and 2006, respectively.  The Bank’s Tier 1 capital exceeds the minimum regulatory requirement by $12,831,000.  The Bank had Total risk-based capital ratios of 12.73% and 13.38% at June 30, 2007 and 2006, respectively.  The Bank’s Total Risk-Based capital exceeds the minimum regulatory requirement by $4,474,000. These ratios are well above the minimum regulatory requirements.  The Corporation had Tier 1 risk-based capital ratios of 10.29% and 9.85% at June 30, 2007 and 2006, respectively.  The Corporation had Total risk-based capital ratios of 14.04% and 14.66% at June 30, 2007 and 2006, respectively.

The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill.  The Company had leverage capital ratios of 8.40% and 7.72% at June 30, 2007 and 2006, respectively; while the Bank’s leverage capital ratios were 9.87% and 10.33% at June 30, 2007 and 2006.  The Bank’s Tier 1 leverage capital exceeds the minimum regulatory requirement by $13,496,000.

Under regulatory guidelines, the $8 million in Trust Preferred Securities outstanding will qualify as Tier 1 capital up to 25% of Tier 1 capital.  Any additional Trust Preferred Securities will qualify as Tier 2 capital.

Liquidity

Liquidity represents a bank’s ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs.  For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings.  In addition, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank of

San Francisco of approximately $46,174,000 of which $40,080,000 had been advanced at June 30, 2007 and unsecured federal funds lines of credit with Bank of the West, Pacific Coast Bankers’ Bank and The Independent Bank of $4,500,000, $6,000,000 and $5,000,000, respectively; to meet temporary liquidity requirements.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets (“total liquidity”). Additionally the Bank maintains secondary sources of liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s total liquidity at June 30, 2007 and 2006 was 28.10% and 23.32%, respectively, while its average loan to deposit ratio for such years was 95.75% and 97.54%, respectively.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors.  Additionally, deposits on which a financial institution pays an interest rate significantly higher than prevailing rates are considered to be brokered deposits.  Federal law and regulation restricts banks from soliciting or accepting brokered deposits, unless the bank is well capitalized under Federal guidelines.  The Bank had no brokered deposits at June 30, 2007 compared with approximately $5,341,000 or 4.35% of total deposits at June 30, 2006.  None of the Bank’s brokered deposits paid an interest rate significantly higher than prevailing rates.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  The following table shows the affect on net interest income of an upward or downward 100 and a 200 basis point rate shocks at June 30, 2007.

Rate Shock Increase(Decrease) in Basis Points	Percent Increase(Decrease) in Net Interest Income	Asset/Liability Policy Limits for Increase(Decrease) in Net Interest Income
100	5.5%	10.0%
(100)	(5.7%)	(10.0%)
200	11.0%	20.0%
(200)	(11.4%)	(20.0%)

Investment Securities

The Corporation maintains a trading account, at fair value, consisting of marketable securities.  At June 30, 2007 and 2006 the account value was $1,708,000 and $1,404,000, respectively.  The Corporation has investments of $20,000 in AT Service LLC, which provides title insurance services for commercial, industrial and residential properties, as well as other real estate related financial and informational services, including escrow, real estate information, trustee sale guarantees and real estate tax exchanges, and $10,000 in Metrocities Mortgage, LLC.  In addition the Corporation has investments in Northern California Bancorp Trust I of $93,000 and Northern California Bancorp Trust II of $155,000, these are special-purpose trust subsidiaries which were formed to facilitate the issuance of trust preferred securities.

The following table sets forth the book and market value of the Bank’s investment securities at June 30, 2007:

	INVESTMENT PORTFOLIO MIX
	JUNE 30, 2007
	Book Value	Market Value
Securities Available for Sale
Government National Mortgage Association	$482	$474
U.S. Government Agency Securities	27,245	26,961
Total	$27,727	$27,435

Held to Maturity
State/Local Agency Bonds	$7,006	$7,142

	INVESTMENT PORTFOLIO MIX
	JUNE 30, 2007
	Book Value	Market Value
Other Investments, at cost
AT Services LLC	$20	$20
Metrocities Mortgage, LLC	10	10
Federal Home Loan Bank stock, restricted	1,869	1,869
Northern California Bancorp, Inc. Trust I	93	93
Northern California Bancorp, Inc. Trust II	155	155
Independent Bankers Financial Corporation	51	51
MasterCard, Inc. Class B Stock	5	5
	$2,203	$2,203

The following table summarizes the maturity of the Bank’s investment securities at June 30, 2007:

	INVESTMENT PORTFOLIO MATURITIES
	(Dollars in thousands)
	Amortized Cost	Fair Value
Available for Sale
Due within one year	$2,995	$2,974
Due between one and five years	—	—
Due between five and ten years	12,000	11,896
Due between ten and fifteen years	12,250	12,091
GNMA – Mortgage Backed Securities	482	474
	$27,727	$27,435
Held to Maturity
Due in over ten years	$7,006	$7,142

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

(b)  Changes in Internal Controls:  In the quarter ended June 30, 2007, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factor that could significantly affect these controls.

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

Item 2.  Unregistered Sales of Equity Securities and use of Proceeds

None

Item 3.  Default of Senior Securities

None

Item 4.  Submission of Matters to a vote of Security Holders.

The following proposals were presented to shareholders at the Corporation’s annual shareholders’ meeting held on May 24, 2007.

Proposal Number 1:        Election of Directors

	Number of Affirmative Votes	Number of Votes Withheld
David A. Bernahl, II	1,490,335	5,730
Mark A. Briant	1,492,335	5,730
Charles T. Chrietzberg, Jr.	1,490,176	7,889
Sandra G. Chrietzberg	1,489,502	8,563
Stephanie G. Chrietzberg	1,490,176	7,889
Peter J. Coniglio	1,492,355	5,730
Carla S. Hudson	1,492,355	5,730
John M. Lotz	1,492,355	5,730

Proposal Number 2:        Ratification of the Company’s 2007 Stock Option Plan

Number of Affirmative Votes	Number of Against	Number of Abstentions
1,393,119	28,729	22,618

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

A.                                EXHIBITS

31.1	Certification of the Chief Executive Officer of Northern California Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Northern California Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Northern California Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Northern California Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.                                  Reports on Form 8-K

   None

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN CALIFORNIA BANCORP, INC.

Date: August 10, 2007	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chairman of the Board &
Chief Executive Officer

Date: August 10, 2007	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and
Principal Accounting Officer