Form 10QSB
period 2007-09-30
NORTHERN CALIFORNIA BANCORP INC
filed 2007-11-14
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for
the quarterly period ended September 30, 2007

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No ☒

As of November 5, 2007, the Corporation had 1,794,865 shares of common stock outstanding.

PART I-FINANCIAL INFORMATION

Item 1.                                     FINANCIAL STATEMENTS

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30	DECEMBER 31
(in thousands except share data)	2007	2006
	(Unaudited)	(Audited)
ASSETS:
Cash and Due From Banks	$5,504	$4,979
Federal Funds Sold	5,820	17,455
Total Cash and Cash Equivalents	11,324	22,434
Trading Assets	1,331	1,762
Time Deposits with other Financial Institutions	1,000	1,000
Investment Securities, available for sale (Note 5)	35,783	15,286
Investment Securities, held to maturity at cost (fair value approximates $8,052 in 2007; $7,072 in 2006) (Note 5)	7,873	7,012
Other Investments (Note 6)	2,790	1,967
Loans Held for Sale, at lower of cost or market	1,577	1,182
Loans, net of allowance for loan losses of $1,575 in 2007; $1,409 in 2006 (Note 7)	154,845	128,868
Bank Premises and Equipment, Net	4,900	4,613
Cash Surrender Value of Life Insurance	3,764	3,671
Interest Receivable and Other Assets	3,942	2,775
Total Assets	$229,129	$190,570

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Non interest bearing demand	$27,029	$30,079
Interest-bearing demand	14,958	17,262
Savings	4,324	5,326
Time less than $100,000	53,385	43,135
Time in denominations of $100,000 or more	51,873	35,826
Total Deposits	151,569	131,628

Federal Home Loan Bank Borrowed Funds	49,500	34,750
Junior Subordinated Debt Securities	8,248	8,248
Interest Payable and Other Liabilities	5,548	3,542
Total Liabilities	214,865	178,168

Shareholders’ Equity:
Common Stock - No Par Value, authorized 2,500,000
Outstanding:1,794,865 in 2007 and 1,721,715 in 2006	5,339	5,060
Retained Earnings	8,848	7,363
Accumulated Other Comprehensive Income (Loss) (Note 8)	77	(21)
Total Shareholders’ Equity	14,264	12,402
Total Liabilities & Shareholders’ Equity	$229,129	$190,570

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE-MONTH PERIOD ENDING		NINE-MONTH PERIOD ENDING
	SEPTEMBER 30		SEPTEMBER 30
(in thousands except share data)	2007	2006	2007	2006
INTEREST INCOME:
Loans	$3,640	$3,128	$10,373	$8,527
Time deposits with other financial institutions	13	14	41	36
Investment securities	598	289	1,433	744
Federal funds sold	132	220	367	582
Total Interest Income	4,383	3,651	12,214	9,889
INTEREST EXPENSE:
Interest-bearing transaction accounts	12	15	38	54
Savings and time deposit accounts	709	369	1,894	1,023
Time deposits in denominations of $100,000 or more	673	400	1,670	1,040
Notes payable and other	779	585	2,032	1,588
Total Interest Expense	2,173	1,369	5,634	3,705
Net Interest Income	2,210	2,282	6,580	6,184
Provision for loan losses	140	50	415	145
Net interest income, after provision for loan losses	2,070	2,232	6,165	6,039
NON-INTEREST INCOME:
Service charges on deposit accounts	153	145	460	427
Income from sales and servicing of Small Business Administration Loans	54	176	409	613
Sale of Pacific Coast Bankers’ Bank Stock	—	—	—	1,313
Other income	697	962	2,389	3,076
Total non-interest income	904	1,283	3,258	5,429
NON-INTEREST EXPENSE:
Salaries and Employee Benefits	1,004	925	3,064	2,759
Stock Based Compensation Expense	—	—	—	18
Occupancy and Equipment Expense	195	210	622	591
Professional Fees	36	35	124	118
Data Processing	92	65	270	231
Other general and administrative	870	860	2,580	2,579
Total non-interest expense	2,197	2,095	6,660	6,296

Income before tax provision	777	1,420	2,763	5,172
Income tax provision	413	678	1,278	2,327
Net income	$364	$742	$1,485	$2,845

Earnings per common share
Basic	$0.207	$0.446	$0.851	$1.735
Diluted	$0.180	$0.405	$0.802	$1.568

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other Comprehensive
	Number of	Common	Retained	Income
(in thousands except share data)	Shares	Stock	Earnings	(Loss)	Total

Balance at December 31, 2005	1,631,439	$4,772	$4,129	$30	$8,931

Comprehensive income:
Net income	—	—	3,837	—	3,837
Change in net unrealized gain on securities and other assets
net of tax effects	—	—	—	(51)	(51)
Total comprehensive income					3,786

$0.35 per share dividend	—	—	(603)	—	(603)
Stock based compensation	—	18	—	—	18
Exercise of stock options	90,276	270	—	—	270

Balance at December 31, 2006 (audited)	1,721,715	5,060	7,363	(21)	12,402

Comprehensive income:
Net income	—	—	1,485	—	1,485
Change in net unrealized gain on securities and other assets
net of tax effects	—	—	—	98	98
Total comprehensive income					1,583

Exercise of stock options	73,150	279	—	—	279

Balance at September 30, 2007 (unaudited)	1,794,865	$5,339	$8,848	$77	$14,264

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,485	$2,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	214	207

Realized gain on sales of available-for-sale securities, net	—	(1,313)
Amortization of deferred loan costs	243	159
Accretion of discounts and premiums on investment securities, net	(6)	(1)
Provision for loan losses	415	145
Stock based compensation	—	18
(Increase) decrease in trading assets	431	(235)
(Increase) decrease in loans held for sale	(395)	4,595
Increase in interest receivable	(434)	(45)
Increase in other assets	(892)	(1,092)
(Increase) decrease in deferred tax asset	45	(52)
Increase in interest payable	532	519
Increase in other liabilities	1,473	523
Net cash provided by operating activities	3,111	6,273

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity/sale of investment securities	11,964	2,054
Purchase of investments	(34,024)	(3,588)
Net increase in loans	(46,647)	(36,987)
Loan purchases	(1,462)	(13,200)
Loan sales	21,474	30,988
Proceeds from sale of equipment	—	19
Additions to bank premises and equipment	(496)	(363)
Net cash used by investing activities	(49,191)	(21,077)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	19,941	10,882
Proceeds from borrowings	17,500	10,000
Repayments of borrowings	(2,750)	(2,000)
Proceeds from exercise of stock options	279	215
Net cash provided by financing activities	34,970	19,097

Net increase (decrease) in cash and cash equivalents	(11,110)	4,293

CASH AND CASH EQUIVALENTS, BEGINNING	22,434	24,131

CASH AND CASH EQUIVALENTS, ENDING	$11,324	$28,424

See Note 9 for supplemental disclosures

SUMMARY OF ACCOUNTING POLICIES

(NOTE 1) NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

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

Basis of Presentation

The interim condensed financial statements of Northern California Bancorp, Inc. and subsidiary (“Corporation”) are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Corporation for the interim periods.  The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007.  The year-end balance sheet data at December 31, 2006 was derived from the audited financial statements.

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

(NOTE 3). STOCK BASED COMPENSATION

The Corporation records compensation expense associated with stock-based awards in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R) as interpreted by SEC Staff Accounting Bulletin No. 107. SFAS No. 123R supersedes APB No. 25, and amends SFAS No. 95 Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123, Accounting for Stock Based Compensation (SFAS No. 123).  However, SFAS No. 123R requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant.  The stock-based compensation expense totaled $0 and $18,000 for the nine months ended September 30, 2007 and 2006, respectively.  The Corporation selected to use the modified prospective method of adopting SFAS 123R.  Thus, stock option expense is recognized only for options that vested after January 1, 2006.  Future compensation expense may be greater if additional stock options are granted by the Corporation.

Under the Corporation’s Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive Stock Options are granted at fair value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  Non-qualified stock options may be granted at prices not lower than 85% of the fair market value of the common stock on the date of grant.  The Board of Directors is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.

There were no options granted during the nine months ended September 30, 2007 or 2006.

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

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

	Earnings per share calculation
	For the nine months ended September 30,
	2007			2006
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$1,485	1,744,444	$0.851	$2,845	1,639,356	$1.735

Effect of dilutive shares assumed exercise of outstanding options	—	106,927	(0.049)	—	174,454	(0.167)

Diluted earnings per share	$1,485	1,851,371	$0.802	$2,845	1,813,810	$1.568

	SEPTEMBER 30	DECEMBER 31
	2007	2006
	(Unaudited)	(Audited)
(NOTE 5) INVESTMENT SECURITIES:
Available for sale:
Government National Mortgage Association	$412	$626
U.S. government Agencies	35,371	14,660
	$35,783	$15,286

Held to maturity:
State/Local Agency	$7,873	$7,012

(NOTE 6) OTHER INVESTMENTS
AT Services LLC	$20	$20
Federal Home Loan Bank stock, restricted	2,456	1,634
Independent Bankers Financial Corporation	51	50
MasterCard Inc Class “B” Stock	5	5
Metrocities Mortgage, LLC	10	10
Northern California Bancorp, Inc. Trust I	93	93
Northern California Bancorp, Inc. Trust II	155	155
	$2,790	$1,967

	SEPTEMBER 30	DECEMBER 31
	2007	2006
	(Unaudited)	(Audited)
(NOTE 7) LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES:

Commercial and Industrial	$27,971	$26,361
Construction	20,980	17,326
Real Estate - Mortgage	107,054	86,207
Installment	718	695
Government Guaranteed Loans Purchased	34	39
	156,757	130,628
Allowance for loan losses	(1,575)	(1,409)
Deferred origination fees, net	(337)	(351)
Net Loans	$154,845	$128,868

Balance at Beginning of Period	$1,409	$1,101
Recoveries	1	7
Provision for Possible Loan Losses	415	410
Loans Charged Off	(250)	(109)
Balance at End of Period	$1,575	$1,409

(NOTE 8) COMPREHENSIVE INCOME (LOSS):

The components of other comprehensive income and related tax effects for the nine month period ended September 30, 2007 and the year ended December 31, 2006 are as follows:

	September	December
	2007	2006
	(Unaudited)	(Audited)
Unrealized holding gains (losses) on available - for - sale securities and other assets, net	$178	$(93)
Tax effect	(80)	42

Net-of-tax amount	$98	$(51)

The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

	2007	2006
	(Unaudited)	(Audited)
Unrealized holding gains (losses) on available - for - sale securities	$115	$(79)
Unrealized holding gains on available - for - sale strip receivable	24	41
Tax effect	(62)	17

Net-of-tax amount	$77	$(21)

(NOTE 9) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	SEPTEMBER 30
Payments during the period ending:	2007	2006
Interest	$5,000	$3,186
Income Taxes	$1,041	$2,376

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Corporation’s financial statements and accompanying notes. Management believes that the judgments, estimates and assumptions used in preparation of the Corporation’s financial statements are appropriate given the factual circumstances as of September 30, 2007.

Various elements of the Corporation’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Corporation’s results of operation. In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Corporation’s financial statements to those judgments, estimates and assumptions, is critical to an understanding of the Corporation’s financial statements. This policy relates to the methodology that determines the Corporation’s allowance for loan losses. Management has discussed the development and selection of this critical accounting policy with the Corporation’s Audit Committee of the Board of Directors. Although Management believes the level of the allowance at September 30, 2007 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time. For further information regarding the allowance for loan losses see “Provision and Allowance for Loan Losses” included elsewhere herein.

OVERVIEW

The following discussion reviews and analyzes the operating results and financial condition of the Corporation, focusing on the Bank. It should be read in conjunction with the financial statements and the other financial data presented elsewhere herein.

For the three months ended September 30, 2007 net income was $364,000, compared to $742,000 for the same period in 2006. For the three months ended September 30, 2007 net interest income after provision for loan losses decreased $162,000, total non-interest income decreased $379,000, while non-interest expense increased $102,000 and income tax provision decreased $265,000. The decrease in non-interest income was attributable primarily to decreased income from sales and servicing of Small Business Administration guaranteed loans, decreased credit card program revenues and a trading asset mark to market loss.

For the nine months ended September 30, 2007 net income was $1,485,000, compared to $2,845,000 for the same period in 2006. For the nine months ended September 30, 2007 net interest income after provision for loan losses increased $126,000, total non-interest income decreased $2,171,000, while non-interest expense increased $364,000 and income tax provision decreased $1,049,000. The decrease in non-interest income was attributable primarily to the recording of a $1,313,000 gain on the sale of an investment during the first quarter of 2006, decreased credit card program revenues and a trading asset mark to market loss.

The following table sets forth certain selected financial ratios of the Corporation at and for the three and the nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Summary of Operating Results:

Total interest income	$4,383	$3,651	$12,214	$9,889
Total interest expense	2,173	1,369	5,634	3,705
Net interest income	2,210	2,282	6,580	6,184

Provision for possible loan losses	140	50	415	145

Net interest income after provision for loan losses	2,070	2,232	6,165	6,039
Total non-interest income	904	1,283	3,258	5,429
Total non-interest expense	2,197	2,096	6,660	6,296

Income before taxes	777	1,420	2,763	5,172
Provision for income taxes	413	678	1,278	2,327

Net income	$364	$742	$1,485	$2,845

Per Common Share Data:

Net income - Basic (1)	$0.207	$0.446	$0.851	$1.735
Net income - Diluted (2)	0.180	0.405	0.802	1.568
Book value, end of period	7.95	7.32	7.95	7.32
Avg shares outstanding (3)	1,793,961	1,639,356	1,744,444	1,639,356

Balance Sheet Data:

Total loans, net of unearned income (4)	$156,422	$121,600	$156,422	$121,600
Total assets	229,129	185,607	229,129	185,607
Total deposits	151,569	129,002	151,569	129,002
Stockholders’ equity	14,264	11,967	14,264	11,967

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Selected Financial Ratios:

Return on average assets (5) (6)	0.66%	1.55%	0.98%	2.25%
Return on average stockholders’ equity (5) (6)	10.45%	24.03%	14.73%	35.59%
Net interest spread	3.69%	4.75%	4.09%	4.61%
Net yield on interest earning assets (5)	4.37%	5.64%	4.78%	5.38%
Avg shareholders’ equity to average assets (5)	6.27%	6.45%	6.63%	6.33%
Risked-Based capital ratios
Tier 1	9.70%	10.44%	9.70%	10.44%
Total	13.03%	14.91%	13.03%	14.91%
Total loans to total deposits at end of period (4)	103.20%	94.26%	103.20%	94.26%
Allowance for loan losses to total loans at end of period (4)	1.00%	1.01%	1.00%	1.01%
Nonperforming loans to total loans at end of period (4)	0.10%	0.21%	0.10%	0.21%
Net charge-offs to average loans (4)	0.18%	0.00%	0.18%	0.00%

(1)        Basic earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year. The weighted average number of common shares used for this computation was 1,744,444 and 1,639,356 for September 30, 2007 and 2006, respectively.

(2)        Diluted earnings per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,851,371 and 1,813,810 for September 30, 2007 and 2006, respectively.

(3)        Weighted average common shares.

(4)        Includes loans being held for sale.

(5)        Averages are of daily balances.

(6)        September 30, 2007 calculated on an annualized basis.

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

Net interest income for the three months ended September 30, 2007 was $2,210,000 compared to $2,282,000 for the same period in 2006. The decrease of $72,000 resulted primarily from the decline in loan rates as shown on page 19 in the rate and volume analysis table.

Net interest income for the nine months ended September 30, 2007 was $6,580,000 compared to $6,184,000 for the same period in 2006. The increase of $396,000 resulted primarily from increased loan volume as shown on page 19 in the rate and volume analysis table.

The following tables show the components of the Bank’s net interest income, setting forth, for each of the three months ended and nine months ended September 30, 2007 and 2006, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v) the net interest yield on average interest-earning assets (i.e., net interest income divided by average interest-earning assets). Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on municipal bonds of $37,000 for both the three months ended September 30, 2007 and 2006, respectively and $107,000 and $111,000 for the nine months ended September 30, 2007 and 2006, respectively. Non-accrual loans and overdrafts are included in average loan balances. Average loans are presented net of unearned income.

	Three Months Ended September 30,			Three Months Ended September 30,
	2007			2006
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans	$150,935	$3,640	9.65%	$120,846	$3,126	10.35%
Time deposits - in other banks	1,000	13	5.37%	1,000	14	5.73%
Invest securities - taxable	36,566	516	5.64%	17,163	188	4.38%
Invest securities - nontaxable	7,127	120	6.71%	7,017	120	6.86%
Federal funds sold	10,245	133	5.20%	17,050	220	5.16%
Total interest-earning assets	205,873	4,422	8.59%	163,076	3,668	9.00%

Allowance for credit losses	(1,443)			(1,198)
Non-interest bearing assets:
Cash and due from banks	6,024			5,155
Premises and equipment	4,929			4,469
Accrued interest receivable	1,219			837
Other assets	5,486			5,054
Total average assets	$222,088			$177,393

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand	$14,721	$10	0.27%	$13,255	$9	0.27%
Money market savings	1,513	3	0.73%	3,131	6	0.74%
Savings deposits	4,588	12	1.01%	7,214	18	1.02%
Time deposits >$100M	50,863	673	5.29%	33,505	400	4.77%
Time deposits <$100M	52,609	698	5.30%	32,508	351	4.32%
Other Borrowing	52,987	779	5.88%	39,476	586	5.94%
Total interest-bearing liabilities	177,281	2,175	4.90%	129,089	1,370	4.25%

Non-interest bearing liabilities:
Noninterest-bearing checking	25,728			34,472
Accrued interest payable	1,619			1,073
Other liabilities	3,566			1,321
Total Liabilities	208,194			165,955
Total shareholders equity	13,894			11,438
Total average liabilities and shareholders equity	$222,088			$177,393
Net interest income		$2,247			$2,298
Interest income as a percentage of average earning assets			8.59%			9.00%
Interest expense as a percentage of average earning assets			4.23%			3.36%
Net yield on interest earning assets			4.36%			5.64%
Net interest spread			3.69%			4.75%

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
		Int	Avg		Int	Avg
	Avg	Earn	%	Avg	Earn	%
(dollars in thousands)	Bal	Paid	Rate	Bal	Paid	Rate
Assets:
Loans	$140,301	$10,373	9.86%	$115,677	$8,526	9.83%
Time deposits - in other banks	1,048	41	5.28%	1,000	36	4.83%
Invest securities - taxable	28,912	1,194	5.51%	15,395	467	4.05%
Invest securities - nontaxable	7,049	346	6.54%	7,020	357	6.77%
Federal funds sold	9,382	367	5.21%	16,162	582	4.80%
Total interest-earning assets	186,692	12,321	8.80%	155,254	9,968	8.56%

Allowance for credit losses	(1,386)			(1,134)
Non-interest bearing assets:
Cash and due from banks	6,358			5,041
Premises and equipment	4,848			4,407
Accrued interest receivable	1,099			761
Other assets	5,124			4,131
Total average assets	$202,735			$168,461

Liabilities and Shareholders’ Equity:
Interest Bearing Liabilities:
Interest-bearing demand	$14,633	$28	0.25%	$12,998	$32	0.33%
Money market savings	1,793	10	0.73%	3,890	22	0.75%
Savings deposits	4,567	35	1.01%	7,714	58	1.01%
Time deposits >$100M	43,183	1,670	5.16%	31,378	1,040	4.42%
Time deposits <$100M	48,843	1,860	5.08%	32,621	966	3.95%
Other Borrowing	46,401	2,032	5.84%	36,518	1,588	5.80%

Total interest-bearing liabilities	159,420	5,635	4.71%	125,119	3,706	3.95%

Non-interest bearing liabilities:
Noninterest-bearing checking	25,777			30,122
Accrued interest payable	1,500			909
Other liabilities	2,597			1,655
Total Liabilities	189,294			157,805
Total shareholders’ equity	13,441			10,656
Total average liabilities and Shareholders’ equity	$202,735			$168,461
Net interest income		$6,686			$6,262
Interest income as a percentage of average earning assets			8.80%			8.56%
Interest expense as a percentage of average earning assets			4.02%			3.18%
Net yield on interest earning assets			4.78%			5.38%
Net interest spread			4.09%			4.61%

Rate and Volume Analysis:

The following tables show the increase or decrease in interest income, interest expense and net interest income, resulting from changes in rates and volumes, for each of the three months ended and the nine months ended September 30, 2007 compared with the same periods in 2006.

	Increase (decrease) in the three months ended
	September 30, 2007 compared with September 30, 2006
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$778	$(265)	513
Time deposits - in other banks	—	(1)	(1)
Invest securities - taxable	213	115	328
Invest securities - nontaxable	2	(3)	(1)
Federal funds sold	(88)	1	(87)
	905	(153)	752

Increase (decrease) in interest expense:
Interest-bearing demand	1	—	1
Money market savings	(3)	—	(3)
Savings deposits	(7)	—	(7)
Time deposits >$100M	207	65	272
Time deposits <$100M	217	129	346
Other Borrowing	201	(8)	193
	615	186	801
Increase (decrease) in net interest income	$290	$(339)	$(49)

	Increase (decrease) in the nine months ended
	September 30, 2007 compared with September 30, 2006
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$1,815	$31	$1,846
Time deposits - in other banks	2	3	5
Invest securities - taxable	410	317	727
Invest securities - nontaxable	1	(12)	(11)
Federal funds sold	(244)	29	(215)

	1,984	368	2,352

Increase (decrease) in interest expense:
Interest-bearing demand	4	(8)	(4)
Money market savings	(12)	—	(12)
Savings deposits	(24)	—	(24)
Time deposits >$100M	391	239	630
Time deposits <$100M	480	414	894
Other Borrowing	430	14	444
	1,269	659	1,928
Increase (decrease) in net interest income	$715	$(291)	$424

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

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At September 30, 2007 and 2006 the Bank’s allowance stood at 1.00 percent and 1.01 percent, respectively.

Provisions made to the allowance during the three months ended September 30, 2007 and 2006 were $140,000 and $50,000, respectively. Loans charged off during the three months ended September 30, 2007 totaled $4,000, while no loans were charged off during the same period in 2006. Recoveries during the three months ended September 30, 2007 were $1,000 for both September 30, 2007 and 2006, respectively.

Provisions made to the allowance during the nine months ended September 30, 2007 and 2006 were $415,000 and $145,000, respectively. Loans charged off during the nine months ended September 30, 2007 totaled $250,000, while no loans were charged off during the same period in 2006. Recoveries were $1,000 for both September 30, 2007 and 2006, respectively.

The Bank’s non-performing (delinquent 90 days or more and non-accrual) loans as a percentage of total loans were 0.12 percent at September 30, 2007 compared with 0.20 percent for the same period in 2006.

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

Non-Interest Income

Total non-interest income for the three months ended September 30, 2007 was $904,000 compared with $1,283,000 for the same period in 2006. The decrease of $379,000 resulted from significant changes in the following; a mark to market loss of $444,000 in the trading assets compared with a $171,000 loss during the same period in 2006, decreases of $59,000 in merchant credit card income, $122,000 in income from sales and servicing of Small Business Administration Loans and an increase of $82,000 in income from stored value card programs.

Total non-interest income for the nine months ended September 30, 2007 was $3,258,000 compared with $5,429,000 for the same period in 2006. The decrease of $2,171,000 resulted from significant changes in the following;  the first quarter 2006 gain of $1,313,000 on the sale of the Bank’s investment in Pacific Coast Bankers’ Bancshares, mark to market loss of $579,000 in the trading assets compared with a $114,000 loss during the same period in 2006, decreases of $174,000 in credit card program revenues, $104,000 in commercial banking origination fees, $154,000 in merchant credit card income, $204,000 in income from sales and servicing of Small Business Administration Loans and increases of $214,000 in income from stored value card programs and $33,000 in service charges on deposit accounts.

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

Non-Interest Expense

Salary and benefits expense for the three months ended September 30, 2007 increased $79,000 compared with the same period in 2006. The increase was due to the addition of a Marketing Officer and merit pay increases partially offset by decreased commissions on credit card programs.

Salary and benefits expense for the nine months ended September 30, 2007 increased $305,000 compared with the same period in 2006. The increase was due to the addition of a Marketing Officer, Credit Analyst, and merit pay increases partially offset by decreased commissions on credit card programs.

Total occupancy and equipment expense for the three months ended September 30, 2007 was $195,000 compared to $210,000 for the same period in 2006. The decrease was primarily due to a decrease in premises rent of $26,000.

Total occupancy and equipment expense for the nine months ended September 30, 2007 was $622,000 compared to $591,000 for the same period in 2006. The increase was primarily due to increases in depreciation expense of $7,000, janitorial services of $5,000, storage rental of $11,000, maintenance and repairs of $13,000 and net merchant terminal expense of $14,000  partially offset by decreases in premises rent of $16,000.

Professional fees for the three months ended September 30, 2007 were $36,000 compared to $35,000 for the same period in 2006.

Professional fees for the nine months ended September 30, 2007 were $124,000 compared to $118,000 for the same period in 2006.

Data processing expense for the three months ended September 30, 2007 was $92,000 compared to $65,000 for the same period in 2006. The increase of $27,000 was due to the use of additional data processing system modules beginning in the fourth quarter of 2006, growth in the number of accounts on file and net of one time credit of $17,000 posted in September 2006 for overcharges recorded in prior months.

Data processing expense for the nine months ended September 30, 2007 was $270,000 compared to $231,000 for the same period in 2006. The increase of $39,000 was due to the use of additional data processing system modules beginning in the fourth quarter of 2006, growth in the number of accounts on file and net of a one time credit of $17,000 posted in September 2006 for overcharges recorded in prior months.

Other general and administrative expenses for the three months ended September 30, 2007 totaled $870,000 compared with $860,000 for the same period in 2006, which is an increase of $10,000. Significant changes occurred in the following categories; no provision for possible losses on debt securities was made during 2007 while the provision was decreased $72,000 during the same period in 2006; increases occurred in director fees of $21,000, stationary/supplies of $13,000 and business development of $11,000; while decreases occurred in merchant credit card processing expense of $45,000, advertising expense of $12,000, donations of $17,000 and the provision for possible losses on unfunded loan commitments of $17,000.

Other general and administrative expenses for the nine months ended September 30, 2007 totaled $2,580,000 compared with $2,579,000 for the same period in 2006. Significant changes occurred in the following categories; no provision for possible losses on debt securities was made during 2007 while the provision was decreased $118,000 during the same period in 2006; the provision for possible losses on unfunded loan commitments was decreased $5,000 in 2007 while the provision was decreased $31,000 during the same period in 2006; increases occurred in business development of $48,000, director fees of $56,000, stationary/supplies of $21,000 and entertainment and meals of $19,000; while decreases occurred in merchant credit card processing expense of $112,000, other operating losses of $65,000, advertising expense of $41,000, donations of $34,000, collection expense of $14,000 and bank fees of $11,000.

The income tax provision for the three months ended September 30, 2006 totaled $678,000 at an effective tax rate of 47.75%. The effective tax rates The income tax provision for the three months ended September 30, 2007 totaled $413,000 at an effective tax rate of 53.15%. were affected by mark to market losses on trading assets of $444,000 and $171,000 for the three months ended September 31, 2007 and 2006, respectively.

The income tax provision for the nine months ended September 30, 2007 totaled $1,278,000 at an effective tax rate of 46.25%. The income tax provision for the nine months ended September 30, 2006 totaled $2,327,000 at an effective tax rate of 45.00%. The decrease of $1,049,000 was due to a $591,000 provision in 2006 related to the gain on sale of an investment, decreased other income and the affect of mark to market losses on trading assets of $579,000 and $114,000 for the nine months ended September 30, 2007 and 2006, respectively.

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

LOANS

Loans represented 73.31% of average earning assets, and 67.96% of average total assets for the three months ended September 30, 2007 compared with 74.10% and 68.12%, respectively during 2006. For the three months ended September 30, 2007, average loans increased 24.90% from $120,846,000 for the same period in 2006 to $150,935,000. Average real estate loans increased $17,208,000 (20.74%), average construction loans increased $10,170,000 (86.17%), average commercial loans increased $2,711,000 (10.69%), and average installment loans were unchanged.

Loans represented 75.15% of average earning assets, and 69.20% of average total assets for the nine months ended September 30, 2007 compared with 74.51% and 68.67%, respectively during 2006. For the nine months ended September 30, 2007, average loans increased 21.29% from $115,677,000 for the same period in 2006 to $140,301,000. Average real estate loans increased $14,157,000 (18.13%), average construction loans increased $9,028,000 (80.69%), average commercial loans increased $1,653,000 (6.48%), and average installment loans decreased $214,000 (24.33%).

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

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”):

	Nine months as of September 30,
	2007	2006
	(Dollars in thousands)

Accruing, past due 90 days or more:

Real estate	$—	$—
Commercial	—	—
Installment	—	—
Other	—	—
Total accruing	—	—

Non-accrual Loans:

Real estate	—	—
Commercial	41	95
Installment	155	155
Other	—	—
Total non-accrual	196	250

Total nonperforming	$196	$250

Total loans end of period	156,422	121,600

Ratio of nonperforming loans to total loans at end of period	0.13%	0.21%

These ratios have been maintained as a result of conservative underwriting criteria, frequent review of new and delinquent loans and a firm collection policy (with the assistance of outside legal counsel). The Bank does not have any foreign loans or loans for highly leveraged transactions.

Subsequent Event

The Bank transferred a $3.2 million loan participation purchased to non-accrual status on October 23, 2007 when it was informed by the originating bank that it had placed the loan on non-accrual status. Management believes the acquisition and development loan to a regional home builder is well secured and the originating bank has ordered a new appraisal of the underlying collateral in order to validate the collateral value. Pending the receipt of the new appraisal it is not considered necessary to take any special reserve to the allowance for loan losses. The transfer of the loan to non-accrual status resulted in a charge to interest income of $53,000 and will reduce future interest income approximately $21,000 per month.

Summary of Loan Loss Experience

			As of the
	As of the period		Year ended
	Ended September 30,		December 31,
	2007	2006	2006
	(Dollars in thousands)

Average loans outstanding	$140,301	$115,677	$118,699

Allowance, beginning of period	$1,409	$1,101	$1,101

Loans charged off during period:
Commercial	249	—	—
Installment	1	—	109
Real Estate	—	—	—
Other	—	—	—
Total charge offs	250	—	109

Recoveries during period:
Commercial	1	1	—
Installment	—	—	7
Real Estate	—	—	—
Other	—	—	—
Total recoveries	1	1	7

Net loans charged off during the period	249	(1)	102

Additions to allowance for possible loan losses	415	145	410

Allowance, end of period	$1,575	$1,247	$1,409
Ratio of net loans charged off to average loans outstanding during the period	0.18%	0.00%	0.09%
Ratio of allowance to total loans at end of period	1.00%	1.01%	1.07%

Deposits

Average deposits for the three months ended September 30, 2007 were $150,021,000 an increase of 20.90% compared with the same period in 2006. Average certificates of deposit represented 68.97% of average deposits for the three months ended September 30, 2007 compared with 53.20% for the same period in 2006. Average interest bearing checking, money market and savings accounts as a group were 13.88% of average deposits for the three months ended September 30, 2007 compared with 19.02% for the same period in 2006. Average demand deposits represented 17.15% of average deposits for the three months ended September 30, 2007 compared with 27.78% for the same period in 2006.

Average deposits for the nine months ended September 30, 2007 were $138,794,000 an increase of 16.91% compared with the same period in 2006. Average certificates of deposit represented 66.30% of average deposits for the nine months ended September 30, 2007 compared with 53.91% for the same period in 2006. Average interest bearing checking, money market and savings accounts as a group were 15.12% of average deposits for the nine months ended September 30, 2007 compared with 20.72% for the same period in 2006. Average demand deposits represented 18.57% of average deposits for the nine months ended September 30, 2007 compared with 25.37% for the same period in 2006.

The following table sets forth the scheduled maturities of the Company’s time deposits in denominations of $100,000 or greater at September 30, 2007:

Maturities of Time Deposits of
$ 100,000 or More

(Dollars in Thousands)

Three months or less	$15,919
Over three months through six months	7,387
Over six months through twelve months	16,873
Over twelve months	11,694
Total	$51,873

Borrowing

The Bank has lines of credit from the Federal Home Loan Bank (FHLB) of San Francisco, Bank of the West, Pacific Coast Bankers’ Bank and The Independent Bank with remaining available borrowing capacity on September 30, 2007 of $4,143,000 (based on pledged collateral), $4,500,000, $6,000,000 and $5,000,000, respectively. The Federal Home Loan Bank line of credit has a maximum borrowing capacity of twenty five percent (25%) of the Bank’s total assets, adjusted quarterly. The Federal Home Loan Bank line of credit is secured by a portion of the Bank’s real estate secured loans and securities at September 30, 2007. The total principal balance of pledged loans was $35,748,000 and securities of $30,806,000. The following table provides information on sixteen FHLB advances totaling $49,500,000 and outstanding at September 30, 2007.

		Funding	Maturity
Amount	Rate	Date	Date
$3,000,000	4.30%	6/17/05	6/17/10
2,500,000	4.88%	8/20/07	8/20/10
5,000,000	4.96%	11/14/05	11/15/10
2,250,000	4.75%	1/26/06	1/26/11
1,750,000	4.72%	1/26/06	1/26/11
1,500,000	5.52%	7/17/06	7/18/11
3,500,000	5.49%	7/17/06	7/18/11
1,000,000	5.22%	8/25/06	8/25/11
5,000,000	5.20%	7/30/07	7/30/12
5,000,000	5.00%	9/18/07	9/18/14
1,000,000	7.72%	6/1/00	6/3/30
4,000,000	5.96%	8/2/04	7/28/34
5,000,000	5.63%	12/24/04	12/22/34
2,000,000	5.13%	5/4/05	5/1/35
2,000,000	5.31%	11/17/06	11/17/36
5,000,000	5.88%	6/29/07	6/29/37
$49,500,000

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

Capital Resources

The Corporation maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends. At September 30, 2007, stockholders’ equity was $14,264,000 versus $12,402,000 at December 31, 2006. The Corporation paid no cash dividends during the nine months ended September 30, 2007 and $0.35 for the year ended December 31, 2006. The Bank paid the Corporation a $100,000 cash dividend during the nine months ended September 30, 2007 and $625,000 during the year ended December 31, 2006.

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

Under current rules, all banks are required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had Tier 1 risk-based capital ratios of 11.64% and 12.69% at September 30, 2007 and 2006, respectively. The Bank’s Tier 1 capital exceeds the minimum regulatory requirement by $13,261,000. The Bank had Total risk-based capital ratios of 12.48% and 13.60% at September 30, 2007 and 2006, respectively. The Bank’s

Total Risk-Based capital exceeds the minimum regulatory requirement by $7,885,000. These ratios are well above the minimum regulatory requirements. The Corporation had Tier 1 risk-based capital ratios of 9.70% and 10.44% at September 30, 2007 and 2006, respectively. The Corporation had Total risk-based capital ratios of 13.03% and 14.91% at September 30, 2007 and 2006, respectively.

The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill. The Corporation had leverage capital ratios of 7.54% and 7.80% at September 30, 2007 and 2006, respectively; while the Bank’s leverage capital ratios were 8.89% and 10.23% at September 30, 2007 and 2006. The Bank’s Tier 1 leverage capital exceeds the minimum regulatory requirement by $13,567,000.

Under regulatory guidelines, the $8 million in Trust Preferred Securities outstanding will qualify as Tier 1 capital up to 25% of Tier 1 capital. Any additional Trust Preferred Securities will qualify as Tier 2 capital.

Liquidity

Liquidity represents a bank’s ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs. For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers. In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings. In addition, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank of San Francisco of approximately $53,643,000 of which $49,500,000 had been advanced at September 30, 2007 and unsecured federal funds lines of credit with Bank of the West, Pacific Coast Bankers’ Bank and The Independent Bank of $4,500,000, $6,000,000 and $5,000,000, respectively; to meet temporary liquidity requirements.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets (“total liquidity”). Additionally the Bank maintains secondary sources of liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets. Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing. The Bank’s total liquidity at September 30, 2007 and 2006 was 25.20% and 24.55%, respectively, while its average loan to deposit ratio for such years was 104.15% and 95.01%, respectively.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. Additionally, deposits on which a financial institution pays an interest rate significantly higher than prevailing rates are considered to be brokered deposits. Federal law and regulation restricts banks from soliciting or accepting brokered deposits, unless the bank is well capitalized under Federal guidelines. The Bank had no brokered deposits at September 30, 2007 compared with approximately $5,143,000 or 3.98% of total deposits at September 30, 2006. None of the Bank’s brokered deposits paid an interest rate significantly higher than prevailing rates.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate. The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period. The following table shows the affect on net interest income of an upward or downward 100 and a 200 basis point rate shocks at September 30, 2007.

Rate Shock Increase(Decrease) in Basis Points	Percent Increase(Decrease) in Net Interest Income	Asset/Liability Policy Limits for Increase(Decrease) in Net Interest Income
100	5.5%	10.0%
(100)	(6.4)%	(10.0)%
200	11.1%	20.0%
(200)	(12.8)%	(20.0)%

Investment Securities

The Corporation maintains a trading account, at fair value, consisting of marketable securities. At September 30, 2007 and 2006 the account value was $1,331,000 and $1,263,000, respectively. The Corporation has investments of $20,000 in AT Service LLC, which provides title insurance services for commercial, industrial and residential properties, as well as other real estate related financial and informational services, including escrow, real estate information, trustee sale guarantees and real estate tax exchanges, and $10,000 in Metrocities Mortgage, LLC. In addition the Corporation has investments in Northern California Bancorp Trust I of $93,000 and Northern California Bancorp Trust II of $155,000, these are special-purpose trust subsidiaries which were formed to facilitate the issuance of trust preferred securities.

The following table sets forth the book and market value of the Bank’s investment securities at September 30, 2007:

	INVESTMENT PORTFOLIO MIX
	SEPTEMBER 30, 2007
	Book Value	Market Value
Securities Available for Sale
Government National Mortgage Association	$419	$412
U.S. Government Agency Securities	35,248	35,371
Total	$35,667	$35,783

Held to Maturity
State/Local Agency Bonds	$7,873	$8,052

	INVESTMENT PORTFOLIO MIX
	SEPTEMBER 30, 2007
	Book Value	Market Value
Other Investments, at cost
AT Services LLC	$20	$20
Metrocities Mortgage, LLC	10	10
Federal Home Loan Bank stock, restricted	2,456	2,456
Northern California Bancorp, Inc. Trust I	93	93
Northern California Bancorp, Inc. Trust II	155	155
Independent Bankers Financial Corporation	51	51
MasterCard, Inc. Class B Stock	5	5
	$2,790	$2,790

The following table summarizes the maturity of the Bank’s investment securities at September 30, 2007:

INVESTMENT PORTFOLIO MATURITIES

(Dollars in thousands)

	Amortized Cost	Fair Value
Available for Sale
Due within one year	$2,998	$2,991
Due between one and five years	—	—
Due between five and ten years	10,000	10,026
Due between ten and fifteen years	22,250	22,354
GNMA – Mortgage Backed Securities	419	412
	$35,667	$35,783

Held to Maturity
Due in over ten years	$7,873	$8,052

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

(b) Changes in Internal Controls:  In the quarter ended September 30, 2007, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factor that could significantly affect these controls.

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

Item 3. Defaults of Senior Securities

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

NORTHERN CALIFORNIA BANCORP, INC.

Date: November 9, 2007	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chairman of the Board &
Chief Executive Officer

Date: November 9, 2007	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and
Principal Accounting Officer