Form 10KSB/A
period 2006-12-31
NORTHERN CALIFORNIA BANCORP INC
filed 2007-11-26
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

The following documents are incorporated by reference to the parts indicated of this Form 10-KSB/A:

1.   Portions of the Independent Auditor’s Report for the fiscal year ended December 31, 2006 are incorporated by reference in Part II Item 7.

EXPLANATORY NOTE

On March 26, 2007 Northern California Bancorp, Inc., timely filed our original Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. This Form 10-KSB/A is being filed solely to include revised Item 8A(a) Evaluation of Disclosure Controls and Procedures and revised certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

FORM 10-KSB CROSS REFERENCE INDEX

PART I

Certain matters discussed or incorporated by reference in this Annual Report of Form 10-KSB/A including, but not limited to, those described in “Item 6 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, (1) competitive pressure in the banking industry increasing significantly; (2) changes in the interest rate environment reduces margins; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; and (6) changes in securities markets. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Corporation.

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

Prompt Corrective Action and Other Enforcement Mechanisms

Under Section 38 of the FDIA, as added by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall generally be deemed to be: (i) “well capitalized” if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized;” (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

Recently Issued Accounting Standards

Refer to Note 1 to the Financial Statements – “Summary of Significant Accounting Policies” for discussion of the recently issued accounting standards.

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

The following table summarizes the Corporation’s net interest income.

				Increase (Decrease)
	Years Ended			From Prior Year
	December 31,			2006/2005		2005/2004
	2006	2005	2004	Amt	%	Amt	%
	(Dollars in thousands)
Interest Income	$13,760	$10,691	$7,355	$3,069	28.7	$3,336	45.4
Interest Expense	5,197	3,672	2,435	1,525	41.6	1,237	50.8
Net Interest Income	$8,563	$7,019	$4,920	$1,543	22.0	$2,099	42.7

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
	($ in thousands)
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

	For the year ended December 31, 2006		Average deposits For the year ended December 31, 2005		For the year ended December 31, 2004
	($ in thousands)
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing checking	$30,155	—	$24,857	—	$20,029	—
Interest-bearing demand	13,243	0.31%	12,584	0.26%	13,099	0.25%
Money market savings	3,589	0.75%	4,818	0.66%	3,894	0.81%
Savings deposits	7,355	1.00%	7,476	1.07%	7,924	1.02%
Time certificate deposits in denominations of $100,000 or more	32,372	4.57%	29,908	3.31%	18,795	2.99%
Other time deposits	33,174	4.13%	31,981	3.04%	24,264	2.93%
Total Deposits	$119,887	2.50%	$111,624	1.89%	$88,006	1.61%

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

Advance Amount	Fixed Interest Rate	Funding Date	Maturity Date
$2,750,000	3.44%	09/27/02	09/27/07
3,000,000	4.30%	06/17/05	06/17/10
5,000,000	4.96%	11/14/05	11/15/10
2,250,000	4.75%	01/26/06	01/26/11
1,750,000	4.72%	01/26/06	01/26/11
1,500,000	5.52%	07/17/06	07/18/11
3,500,000	5.49%	07/17/06	07/18/11
1,000,000	5.22%	08/25/06	08/25/11
1,000,000	7.72%	06/01/00	06/03/30
4,000,000	5.96%	08/02/04	07/28/34
5,000,000	5.63%	12/24/04	12/22/34
2,000,000	5.13%	05/04/05	05/01/35
2,000,000	5.31%	11/17/06	11/17/36
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

Capital Resources

The Corporation maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends. At December 31, 2006, stockholders’ equity was $12,401,900 versus $8,930,900 at December 31, 2005. The Corporation paid cash dividends of $0.35, $0.20 and $0.165 per share in 2006, 2005 and 2004, respectively. The Bank paid cash dividends totaling $625,000 to the Corporation in 2006, no cash dividends were paid in 2005 and 2004.

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

Rate Shock Increase(Decrease) in Basis Points	Percent Increase(Decrease) in Net Interest Income
100	8.0%
(100)	(8.4)%
200	16.1%
(200)	(16.9)%

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

The following table sets forth the book and market value of the Bank’s investment securities as of December 31, 2006 and 2005:

	INVESTMENT PORTFOLIO MIX
	(Dollars in thousands)
	2006		2005
	Book value	Market value	Book value	Market value
Available for sale:
Corporate Debt Securities	$—	$—	$631	$631
Government National Mortgage Association	641	626	857	837
U.S. Government Agencies	14,724	14,660	9,714	9,597
Total	15,365	15,286	11,202	11,065

Held to maturity:
State/Local Agency Securities	$7,012	$7,281	$7,025	$7,162

Other Securities:
Federal Home Loan Bank Stock	$1,633	$1,633	$1,183	$1,183
Pacific Coast Bankers’ Bank Stock	—	—	440	1,757
AT Services, LLC	20	20	40	40
Metrocities Mortgage, LLC	10	10	10	10
Pan Pacific Bank	—	—	100	100
The Independent Bankers’ Financial Corp.	50	50	—	—
MasterCard Inc Class “B” Stock	5	5	—	—
Northern California Bancorp, Inc. Trust I	93	93	93	93
Northern California Bancorp, Inc. Trust II	155	155	155	155
Total	$1,967	$1,967	$2,021	$3,338

The following tables summarize the maturity of the Bank’s investment securities at December 31, 2006:

	INVESTMENT PORTFOLIO MATURITIES
	(Dollars in thousands)
	Available for Sale
	Amortized	Fair
	Cost	Value
Due within one year	$3,741,700	$3,713,400
Due between one and five years	993,700	978,800
Due between five and ten years	9,988,900	9,968,100
GNMA - Mortgage Backed Securities	640,600	625,600
	$15,364,900	$15,285,900

	Held to Maturity
	Amortized	Fair
	Cost	Value
Due in over ten years	$7,012,300	$7,280,700

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

ITEM 8A. CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Northern California Bancorp, Inc.’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of Northern California Bancorp, Inc.’s disclosure controls and procedures as of December 31, 2006 have concluded that Northern California Bancorp, Inc.’s disclosure controls and procedures were adequate and effective to ensure that material information relating to Northern California Bancorp, Inc. and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

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

The name, age, title and five-year business background of each director, executive officers and significant employees of the Corporation (including the Bank) as of December 31, 2006, are as follows:

Name & Position with Bank	Age	Principal Occupation During Past Five Years

Charles T. Chrietzberg, Jr.	65	Chairman of the Board & Chief Executive Officer
Director since 1985,		Monterey County Bank since 3/87
Chairman of the Board &
Chief Executive Officer

Sandra G. Chrietzberg	63	Formerly President and CEO Queen of Chardonnay, Inc.,
Director, 1988 to 1994 and since 1995		dba La Reina Winery 8/84-12/93

Peter J. Coniglio, Esq.	77	Partner - Hudson, Martin, Ferrante & Street, Monterey, CA
Director since 1976

Carla S. Hudson, CPA	53	Partner – Bianchi, Lorinez, Huey, Hudson and Company, LLP
Director since 1994

John M. Lotz Director since 1991	65	Chairman, Chief Executive Officer & President Del Monte Aviation, Inc. dba. Monterey Bay Aviation, President and Chief Executive Officer, of Couroc of Monterey 1996-2001.

Mark A. Briant	59	Owner Fashion Streaks Screenprinting, Embroidery, Signs and
Director since 2006		Banners, Sand City, CA
		Owner, Sandy Creek Olive Ranch, Carmel Valley, CA

David A. Bernahl	28	Chief Executive Officer & President, Pacific Tweed, Inc.
Director since 2006		Carmel, CA

Timothy M. Leveque	63	Executive Vice President, Chief Lending Officer of Monterey
Executive Vice President		County Bank since 11/03, Senior Executive Vice President,
Chief Lending Officer		Chief Lending Officer, Pacific Coast Bankers’ Bank 1997-2003

Bruce N. Warner Executive Vice President, Chief Financial Officer and Chief Operating Officer	59

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

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonquailified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Charles T. Chrietzberg, Jr.	2006	307,730	300,000	None	None	None	56,054	(1)	663,784
Chairman, President & CEO

Timothy M. Leveque	2006	173,287	75,000	None	None	None	27,577	(2)	275,864
Executive Vice President,
Chief Lending Officer

Bruce N. Warner	2006	152,515	75,000	None	None	None	13,831	(3)	241,346
Executive Vice President,
Chief Financial Officer
Chief Operating Officer

Andre G. Herrera	2006	218,970	None	None	None	None	13,518	(4)	232,488
Senior Vice President,
Chief Information Officer
Manager BankCard Services

Patricia D. Weber	2006	98,058	30,000	None	None	None	7,796	(5)	135,854
Senior Vice President,
Senior Operations Manager

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

The following table sets forth certain information regarding the long term incentive plan provided for Mr. Chrietzberg.

	Number of Shares, Units	Performance or Other Period Until	Estimated Future Payouts under Non-Stock Price-Based Plans
Name	or Other Rights (#)	Maturation or Payment	Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)
Charles T. Chrietzberg, Jr	Salary Continuation Agreement	Retirement at age 65, subject to provisions for earlier payout described below	None	None	$90,000/yr. lifetime

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

Name and Address	Amount and Nature of Beneficial Ownership		Percent of Class
Charles T. Chrietzberg, Jr.	768,874	(1)	44.72
P.O. Box 1344
Carmel, CA 93921

David S. Lewis Trust	153,863		8.94
30500 Aurora del Mar
Carmel, CA 93923

Bruce N. Warner	114,530	(2)	6.61
601 Munras Ave.
Monterey, CA 93940

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

NORTHERN CALIFORNIA BANCORP, INC.

Date: November 19, 2007	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chief Executive Officer
and President

Date: November 19, 2007	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer
and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Charles T. Chrietzberg, Jr.		November 19, 2007
 Charles T. Chrietzberg, Jr.

Director

/s/ Sandra G. Chrietzberg		November 19, 2007
Sandra G. Chrietzberg	Director

/s/ Peter J. Coniglio		November 19, 2007
Peter J. Coniglio	Director

/s/ Carls S. Hudson		November 19, 2007
Carla S. Hudson	Director

/s/ John M. Lotz		November 19, 2007
John M. Lotz	Director

/s/ Mark A. Briant		November 19, 2007
Mark A. Briant	Director

/s/ David Bernahl		November 19, 2007
David Bernahl	Director

/s/ Stephanie G. Chrietzberg		November 19, 2007
Stephanie G. Chrietzberg	Director

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

Years Ended December 31, 2006 and 2005

HUTCHINSON and BLOODGOOD LLP CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS	17 Aspen Way Watsonville, CA 95076 t 831.724.2441 f 831.761.2136 www.hbllp.com

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

Hutchinson and Bloodgood LLP

Watsonville, California

February 14, 2007

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

	2006	2005
ASSETS
Cash and due from banks	$4,979,200	$5,830,600
Federal funds sold	17,455,000	18,300,000
Total cash and cash equivalents	22,434,200	24,130,600
Time deposits with other financial institutions	1,000,000	1,000,000
Trading assets	1,762,300	1,027,500
Investment securities available for sale	15,285,900	11,065,300
Investment securities held to maturity, at cost (fair value approximates $7,281,000 in 2006; $7,161,900 in 2005)	7,012,300	7,025,000
Other investments	1,966,800	2,020,500
Loans held for sale	1,182,100	5,315,000
Loans, net of allowance for loan losses of $1,408,800 in 2006; $1,100,700 in 2005	128,867,600	101,985,000
Premises and equipment, net	4,613,000	4,362,300
Cash surrender value of life insurance	3,671,000	2,466,700
Interest receivable and other assets	2,774,700	2,247,200

Total assets	$190,569,900	$162,645,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non interest-bearing demand	$30,079,100	$30,814,900
Interest-bearing demand	17,261,800	17,824,500
Savings	5,326,400	7,659,300
Time less than $100,000	43,134,600	32,143,200
Time in denominations of $100,000 or more	35,825,800	29,678,200

Total deposits	131,627,700	118,120,100

Federal Home Loan Bank borrowed funds	34,750,000	24,750,000
Junior subordinated debt securities	8,248,000	8,248,000
Interest payable and other liabilities	3,542,300	2,596,100

Total liabilities	178,168,000	153,714,200

Commitments (Note 12)

Shareholders’ equity
Common stock, no stated par value, authorized: 2,500,000 shares, issued and outstanding: 1,721,715 and 1,631,439 shares at December 31, 2006 and 2005, respectively	5,059,700	4,771,800
Retained earnings	7,363,100	4,128,600
Accumulated other comprehensive income (loss)	(20,900)	30,500

Total shareholders’ equity	12,401,900	8,930,900

Total liabilities and shareholders’ equity	$190,569,900	$162,645,100

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

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005, and 2004

				Accumulated
				Other
	Number of	Common	Retained	Comprehensive
	Shares	Stock	Earnings	Income (loss)	Total

Balance at December 31, 2003	1,566,658	$4,630,900	$1,725,700	$53,900	$6,410,500

Comprehensive income:
Net income for the year	—	—	1,065,200	—	1,065,200
Change in net unrealized gain on securities and other assets, net of tax effect	—	—	—	21,700	21,700
Total comprehensive income					1,086,900

$ .165 per share cash dividend	—	—	(265,300)	—	(265,300)
Exercise of stock options	41,361	89,000	—	—	89,000

Balance at December 31, 2004	1,608,019	4,719,900	2,525,600	75,600	7,321,100

Comprehensive income:
Net income for the year	—	—	1,929,300	—	1,929,300
Change in net unrealized gain on securities and other assets, net of tax effect	—	—	—	(45,100)	(45,100)
Total comprehensive income					1,884,200

$ .20 per share cash dividend	—	—	(326,300)	—	(326,300)
Repurchase of stock options	(3,795)	(15,200)	—	—	(15,200)
Exercise of stock options	27,215	67,100	—	—	67,100

Balance at December 31, 2005	1,631,439	4,771,800	4,128,600	30,500	8,930,900

Comprehensive income:
Net income for the year	—	—	3,837,200	—	3,837,200
Change in net unrealized gain on securities and other assets, net of tax effect	—	—	—	(51,400)	(51,400)
Total comprehensive income					3,785,800

$ .35 per share cash dividend	—	—	(602,700)	—	(602,700)
Stock based compensation	—	17,800	—	—	17,800
Exercise of stock options	90,276	270,100	—	—	270,100

Balance at December 31, 2006	1,721,715	$5,059,700	$7,363,100	$(20,900)	$12,401,900

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

Stock Option Plan

Under the Corporation’s Stock Option Plan, the Bank may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and it’s subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary. Incentive Stock Options are granted at fair value of the common stock on the date of grant. However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years. Non-qualified stock options may be granted at prices not lower than 85% of the fair market value of the common stock on the date of grant. The Board of Directors is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant. Under the Plan, 211,081 shares of common stock have been reserved for the granting of these options. At December 31, 2006, 202,864 options were outstanding. During 2006, no options were granted, and 90,276 options were exercised by officers, employees, and board members. As of December 31, 2006, all options have been vested.

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

Note 4.          INVESTMENT SECURITIES AND OTHER INVESTMENTS

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		December 31, 2006
Securities Available for Sale
GNMA - Mortgage Backed Securities	$640,600	$—	$(15,000)	$625,600
Government Agency Securities	14,724,300	1,800	(65,800)	14,660,300

Total securities available for sale	$15,364,900	$1,800	$(80,800)	$15,285,900

Securities Held to Maturity
State/Local Agency Securities	$7,012,300	$268,400	$—	$7,280,700

Other Investments, at cost
AT Services LLC	$20,100	$—	$—	$20,100
Federal Home Loan Bank stock, restricted	1,633,300	—	—	1,633,300
Metrocities Mortgage, LLC	10,000	—	—	10,000
Northern California Bancorp, Inc. Trust I	93,000	—	—	93,000
Northern California Bancorp, Inc. Trust II	155,000	—	—	155,000
The Independent Bankers’ Financial Corporation	50,000	—	—	50,000
MasterCard Inc. Class “B” Stock	5,400	—	—	5,400

Total other investments	$1,966,800	$—	$—	$1,966,800

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		December 31, 2005
Securities Available for Sale
GNMA - Mortgage Backed Securities	$857,300	$—	$(19,500)	$837,800
Government Agency Securities	9,714,100	—	(117,100)	9,597,000
Corporate Debt Securities	630,500	—	—	630,500

Total securities available for sale	$11,201,900	$—	$(136,600)	$11,065,300

Securities Held to Maturity
State/Local Agency Securities	$7,025,000	$151,500	$(14,600)	$7,161,900

Other Investments, at cost
AT Services LLC	$40,000	$—	$—	$40,000
Federal Home Loan Bank stock, restricted	1,182,600	—	—	1,182,600
Metrocities Mortgage, LLC	10,000	—	—	10,000
Northern California Bancorp, Inc. Trust I	93,000	—	—	93,000
Northern California Bancorp, Inc. Trust II	155,000	—	—	155,000
Pacific Coast Banker’s Bank Stock	439,900	1,317,100	—	1,757,000
Pan Pacific Bank	100,000	—	—	100,000

Total other investments	$2,020,500	$1,317,100	$—	$3,337,600

The amortized cost and fair value of debt securities by contractual maturity date at December 31, 2006 follows:

	Available for Sale
	Amortized	Fair
	Cost	Value

Due within one year	$3,741,700	3,713,400
Due after one year through five years	993,700	978,800
Due after five years through ten years	9,988,900	9,968,100
GNMA - Mortgage Backed Securities	640,600	625,600

	$15,364,900	$15,285,900

	Held to Maturity
	Amortized	Fair
	Cost	Value

Due after ten years	$7,012,300	$7,280,700

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

December 31, 2006

					Well Capitalized
					Under Prompt
			Minimum		Corrective
			Capital		Action
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(All dollars in thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$21,439	14.5%	$11,812	8.0%	N/A	N/A
Monterey County Bank	$19,559	13.4%	$11,652	8.0%	$14,565	10.0%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	$15,097	10.2%	$5,906	4.0%	N/A	N/A
Monterey County Bank	$18,117	12.4%	$5,826	4.0%	$8,739	6.0%

Tier 1 Capital to Average Assets:
Consolidated	$15,097	8.8%	$6,882	4.0%	N/A	N/A
Monterey County Bank	$18,117	10.2%	$7,137	4.0%	$8,921	5.0%

December 31, 2005

					Well Capitalized
					Under Prompt
			Minimum		Corrective
			Capital		Action
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(All dollars in thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$17,751	14.3%	$9,899	8.0%	N/A	N/A
Monterey County Bank	$15,958	13.1%	$9,772	8.0%	$12,215	10.0%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	$10,763	8.7%	$4,949	4.0%	N/A	N/A
Monterey County Bank	$14,738	12.1%	$4,886	4.0%	$7,329	6.0%

Tier 1 Capital to Average Assets:
Consolidated	$10,763	6.9%	$6,224	4.0%	N/A	N/A
Monterey County Bank	$14,738	9.6%	$6,139	4.0%	$7,674	5.0%

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

