Form 10QSB/A
period 2007-03-31
NORTHERN CALIFORNIA BANCORP INC
filed 2007-11-26
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

EXPLANATORY NOTE

On May 14, 2007 Northern California Bancorp, Inc., timely filed our original Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007. This Form 10-QSB/A is being filed solely to include revised Consolidated Statements of Cash Flows and revised certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
				Other Comprehensive
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

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$809,300	$1,428,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	69,200	69,100
Realized (gain) loss on sales of available-for-sale securities, net	—	(1,313,400)
Amortization of deferred loan (fees) costs	71,000	81,000
Amortization (accretion) of discounts and premiums on investment securities	(400)	700
(Gain) loss on sale of equipment	(700)	—
Stock based compensation	—	17,800
Increase in trading assets	(162,700)	(405,700)
(Increase) decrease in loans held for sale	(853,300)	2,470,200
Increase in interest receivable	(59,400)	115,200
Increase in other assets	186,600	(1,496,100)
Increase in deferred tax asset	(53,400)	(82,100)
Increase in interest payable	219,500	58,800
Increase in other liabilities	121,900	1,359,300
Net cash provided by operating activities	347,600	2,303,700
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity/sale of investment securities	1,080,900	1,843,000
Purchase of investments	(7,041,600)	(153,500)
Net increase in loans	(8,910,400)	(7,719,700)
Loan purchases	(1,750,000)	(5,500,000)
Loan sales	8,750,000	9,207,400
Proceeds from sale of equipment	700	17,800
Additions to bank premises and equipment	(291,100)	(77,700)
Net cash used by investing activities	(8,161,500)	(2,382,700)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	1,659,500	(4,325,500)
Proceeds from borrowings	—	4,000,000
Repayments of borrowings	—	(2,000,000)
Proceeds from exercise of stock options	268,700	—
Net cash provided (used) by financing activities	1,928,200	(2,325,500)

Net decrease in cash and cash equivalents	(5,885,700)	(2,404,500)
CASH AND CASH EQUIVALENTS, BEGINNING	22,434,200	24,130,600
CASH AND CASH EQUIVALENTS, ENDING	$16,548,500	$21,726,100

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

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

	Earnings per share calculation For the three months ended March 31,
	2007			2006
		Weighted			Wei[g]hted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$809,300	1,728,657	$0.468	$1,428,900	1,631,439	$0.876

Effect of dilutive shares assumed exercise of outstanding options	—	133,486	(0.033)	—	167,208	(0.081)

Diluted earnings per share	$809,300	1,862,143	$0.435	$1,428,900	1,798,647	$0.794

	MARCH 31	DECEMBER 31
	2007	2006

(NOTE 4) INVESTMENT SECURITIES:

Available for sale:
Government National Mortgage Association	$546,800	$625,600
U.S. government Agencies	20,709,200	14,660,300
	$21,256,000	$15,285,900

Held to maturity:
State/Local Agency	$7,009,100	$7,012,300

(NOTE 5) OTHER INVESTMENTS
AT Services LLC	$20,100	$20,100
Federal Home Loan Bank stock, restricted	1,656,600	1,633,300
Independent Bankers Financial Corporation	50,000	50,000
MasterCard Inc Class “B” Stock	5,400	5,400
Metrocities Mortgage, LLC	10,000	10,000
Northern California Bancorp, Inc. Trust I	93,000	93,000
Northern California Bancorp, Inc. Trust II	155,000	155,000
	$1,990,100	$1,966,800

	MARCH 31	DECEMBER 31,
	2007	2006
(NOTE 6) LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES:
Commercial and Industrial	$23,817,900	$26,361,000
Construction	19,096,900	17,325,900
Real Estate - mortgage	88,895,100	86,207,200
Installment	605,300	693,900
Government guaranteed loans purchased	37,300	38,900
	132,452,500	130,626,900
Allowance for loan losses	(1,409,200)	(1,408,800)
Deferred origination fees, net	(336,300)	(350,500)
Net loans	$130,707,000	$128,867,600

Balance at beginning of period	$1,408,800	$1,100,700
Recoveries	400	7,100
Provision for possible loan losses	—	410,000
Loans charged off	—	(108,900)
Balance at end of period	$1,409,200	$1,408,900

(NOTE 7) COMPREHENSIVE INCOME (LOSS):

The components of other comprehensive income and related tax effects for the three month periods ending March 31, 2007 and 2006 are as follows (unaudited):

	2007	2006
Unrealized holding (losses) on available - for - sale securities and other assets, net	$40,600	$(65,900)
Tax effect	(18,300)	29,700

Net-of-tax amount	$22,300	$(36,200)

The components of accumulated other comprehensive income and related tax effects are as follows:

	2007	2006
Unrealized holding losses on available – for - sale securities	$(30,700)	$(153,000)
Unrealized holding gains on available for sale strip receivable	33,300	142,600
Tax effect	(1,200)	4,700

Net-of-tax amount	$1,400	$(5,700)

(NOTE 8) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	March 31
Payments during the period ending:	2007	2006
Interest	$1,295,000	$1,073,900
Income Taxes	$279,200	$994,000

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

		Funding	Maturity
Amounte	Rate	Date	Date
$2,750,000	3.44%	9/27/02	9/27/07
3,000,000	4.30%	6/17/05	6/17/10
5,000,000	4.96%	11/14/05	11/15/10
2,250,000	4.75%	1/26/06	1/26/11
1,750,000	4.72%	1/26/06	1/26/11
1,500,000	5.52%	7/17/06	7/18/11
3,500,000	5.49%	7/17/06	7/18/11
1,000,000	5.22%	8/25/06	8/25/11
1,000,000	7.72%	6/1/00	6/3/30
4,000,000	5.96%	8/2/04	7/28/34
5,000,000	5.63%	12/24/04	12/22/34
2,000,000	5.13%	5/4/05	5/1/35
2,000,000	5.31%	11/17/06	11/17/36
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

NORTHERN CALIFORNIA BANCORP, INC.

Date: November 20, 2007	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chairman of the Board &
Chief Executive Officer

Date: November 20, 2007	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and
Principal Accounting Officer