Form 10QSB/A
period 2007-06-30
NORTHERN CALIFORNIA BANCORP INC
filed 2007-11-26
CIK 1006820

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

EXPLANATORY NOTE

On August 14, 2007 Northern California Bancorp, Inc., timely filed our original Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007. This Form 10-QSB/A is being filed solely to include revised Consolidated Statements of Cash Flows and revised certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other Comprehensive
	Number of	Common	Retained	Income
(in thousands except share data)	Shares	Stock	Earnings	(Loss)	Total

Balance at December 31, 2005	1,631,439	$4,772	$4,129	$30	$8,931

Comprehensive income:
Net income	—	—	3,837	—	3,837
Change in net unrealized gain on securities and other assets net of tax effects	—	—	—	(51)	(51)
Total comprehensive income					3,786

$ 0.35 per share dividend	—	—	(603)	—	(603)
Stock based compensation	—	18	—	—	18
Exercise of stock options	90,276	270	—	—	270

Balance at December 31, 2006 (audited)	1,721,715	5,060	7,363	(21)	12,402

Comprehensive income:
Net income	—	—	1,121	—	1,121
Change in net unrealized loss on securities and other assets net of tax effects	—	—	—	(126)	(126)
Total comprehensive income					995

Exercise of stock options	70,523	268	—	—	268

Balance at June 30, 2007 (unaudited)	1,792,238	$5,328	$8,484	$(147)	$13,665

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,121	$2,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	141	138
Realized (gain) loss on sales of available-for-sale securities, net	—	(1,313)
Amortization of deferred loan (fees) costs	159	159
Amortization (accretion) of discounts and premiums on investment securities, net	(10)	—
(Gain) loss on sale of equipment	(1)	—
Provision for loan losses	275	95
Stock based compensation	—	8
Increase in trading assets	54	(377)
Decrease in loans held for sale	186	2,470
Increase in interest receivable	(161)	(95)
Increase in other assets	560	(1,079)
Increase in deferred tax asset	(139)	(94)
Increase in interest payable	235	139
Increase in other liabilities	1,405	27
Net cash provided by operating activities	3,825	2,181

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity/sale of investment securities	9,904	1,874
Purchase of investments	(22,383)	(3,237)
Net increase in loans	(32,369)	(34,605)
Loan purchases	(1,462)	(7,000)
Loan sales	21,474	27,652
Proceeds from sale of equipment	1	18
Additions to bank premises and equipment	(414)	(246)
Net cash used by investing activities	(25,249)	(15,544)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	17,747	4,578
Proceeds from borrowings	5,000	4,000
Repayments of borrowings	—	(2,000)
Proceeds from exercise of stock options	269	7
Net cash provided by financing activities	23,016	6,585

Net increase (decrease) in cash and cash equivalents	1,592	(6,778)

CASH AND CASH EQUIVALENTS, BEGINNING	22,434	24,131

CASH AND CASH EQUIVALENTS, ENDING	$24,026	$17,353

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

Summary of Loan Loss Experience

			As of the
	As of the period		Year ended
	Ended June 30,		December 31,
	2007	2006	2006
		(Dollars in thousands)
Average loans outstanding	$134,895	$112,837	$118,699

Allowance, beginning of period	1,409	1,101	1,101

Loans charged off during period:

Commercial	245	—	—
Installment	1	—	109
Real Estate	—	—	—
Other	—	—	—
Total charge offs	246	—	109

Recoveries during period:
Commercial	1	1	—
Installment	—	—	7
Real Estate	—	—	—
Other	—	1	—
Total recoveries	1		7

Net Loans charged off during the period	245	(1)	102

Additions to allowance for possible loan losses	275	95	410

Allowance, end of period	$1,439	$1,197	$1,409
Ratio of net loans charged off to average loans outstanding during the period	0.18%	0.00%	0.09%
Ratio of allowance to total loans at end of period	1.00%	1.00%	1.07%

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

Rate Shock Increase(Decrease) in Basis Points	Percent Increase(Decrease) in Net Interest Income	Asset/Liability Policy Limits for Increase(Decrease) in Net Interest Income
100	5.5%	10.0%
(100)	(5.7)%	(10.0)%
200	11.0%	20.0%
(200)	(11.4)%	(20.0)%

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