Form 10KSB
period 2007-12-31
NORTHERN CALIFORNIA BANCORP INC
filed 2008-03-28
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) for fiscal year ended December 31, 2007

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the period from to

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

                Revenues for the year ended December 31, 2007; $21,277,000.

                As of March 1, 2008, the Corporation had 1,845,918 shares of common stock out-standing.  The aggregate market value of voting stock held by non-affiliates of the Corporation was $7,743,000, based on the most recent sale at $11.00 per share on February 29, 2008.

                    The following documents are incorporated by reference to the parts indicated of this Form 10-KSB:

                    1.     Portions of the Independent Auditor’s Report for the fiscal year ended December 31, 2007 are incorporated by reference in Part II Item 7.

Transitional Small Business Disclosure Format (check one):  Yes  ☐     No  ☒

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

BANK SUBSIDIARY

Monterey County Bank, an independent, California chartered commercial banking corporation was chartered by the State of California on July 30, 1976.  The Bank’s customer base includes individuals, small and medium sized businesses and a variety of government agencies with residences, offices or other relationships located in or about the city and county of Monterey, California, including the cities of Carmel, Pacific Grove and Salinas.  The Bank offers its customers a wide variety of the normal personal, consumer and commercial services expected of a locally owned, independently operated bank.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation “FDIC”, and, as such, the Bank is subject to regulations by that federal agency and to periodic audits of its operations and documentary compliance by “FDIC” personnel.  As a state chartered bank, which is not a member of the Federal Reserve System, it is also regulated and periodically examined by the California State Department of Financial Institutions.

The Bank’s activities are conducted at its principal offices, 601 Munras Ave., Monterey, California and at its three branch offices in Carmel-By-The-Sea, Carmel Valley and Pacific Grove, California and a loan production office in Monterey, California.

At December 31, 2007 the Bank had total assets, deposits and shareholders’ equity of approximately $252,215,000, $167,818,000 and $20,781,000, respectively.

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

The Subordinated Debt Securities bear a variable interest rate equal to the three-month LIBOR plus 3.25%.  The effective rate at December 31, 2007 was 8.49%.  Total broker and legal costs associated with the issuance of $115,000 are being amortized over a 30 year period.

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

The Subordinated Debt Securities bear a variable interest rate equal to the three-month LIBOR plus 2.85%.  The effective rate at December 31, 2007 was 7.76%. Total broker and legal costs associated with the issuance of $54,000 are being amortized over a 30 year period.

EMPLOYEES

At December 31, 2007 the Northern California Bancorp, Inc. and its subsidiary Monterey County Bank employed a total of 52 full time equivalent persons.

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

The Bank entered into an agreement with Genesis Financial Solutions, a purchaser of charged-off consumer credit card balances, to market a MasterCard credit card program.  The Bank issued the cards, but the credit card balances are 100 percent owned by Genesis Financial Solutions.  The program was implemented in the first quarter of 2005 with the initial card solicitations being mailed in February 2005 resulting in 14,741 active cards on file at December 31, 2005.  The Bank’s fee revenue from the program in 2007, 2006 and 2005 were approximately $106,000, $71,000 and $95,000, respectively.  Genesis Financial Solutions maintains deposits with the Bank equal to the sum of the total available credit of the portfolio plus the total of five days average settlement activity for the prior month.  The average deposits maintained during 2007, 2006 and 2005 were $645,000, $648,000 and $276,000, respectively.  It is anticipated the number of accounts in the portfolio will continue to decline as no new accounts are being added.  Program revenues in 2008 will approximate $8,000 per month until the expiration of the agreement in September 2008.

The Bank entered into an agreement in February 2006 with GC Acquisitions, LLC (“GCA”), the owner of a portfolio of consumer credit card contracts and receivables, under which the Bank offered MasterCard® credit cards to qualifying GCA credit card contract holders.  GCA, through its affiliates, agents and vendors, established new credit card accounts with the Bank for certain of its existing credit card contract holders. GCA services the credit card accounts and owns the receivables generated from the accounts.  A total of approximately 252,000 cards were issued during March and April 2006, as a result of GCA’s purchase of a credit card portfolio.  GCA requested and the Bank granted permission for GCA to transfer a total of approximately 87,000 accounts from the portfolio to another card issuer.  In consideration for the Bank granting permission to transfer the accounts GCA paid a one time transfer fee totaling approximately $382,000.  The Bank’s fee revenue from the program in 2007 and 2006 was approximately $473,000 and $1,209,000, respectively.  Included in both 2007 and 2006 revenues were one time transfer fees of $204,000 and $382,000, respectively. GCA maintained average reserve deposits with the Bank of $2,050,000 $7,488,000 at December 31, 2007 and 2006, respectively.  The Bank’s 2008 revenues from the program will be based on monthly minimum fee payments of approximately $10,000.

The Bank has entered into agreements with two additional companies, who are purchasers of charged off debt, to market credit cards to their customer bases.  The Bank anticipates its 2008 revenues from these programs will be derived from the minimum monthly fee payments due under the agreements.

The Bank has implemented a pre-paid debit card program.  The program is marketed by third parties through employer payroll programs and check cashing facilities, through Internet websites for purchasers of the websites’ products and services.  Holders of the pre-paid cards will be able to have additional funds added to the card balance, make point of sale purchases and withdraw cash through automated teller machines.  The Bank will be issuing the pre-paid cards and maintaining the funds held on the cards.  The Bank’s revenues from the program will be in the form of transaction fees and earnings from investing the funds held on the cards.  The fee revenues from the program were $293,000, $75,000 and $14,000 in 2007, 2006 and 2005, respectively.

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

Monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board, also impact the Bank’s business.  The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions.  The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits.  The nature and impact of any future changes in monetary policies cannot be predicted.

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

A bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking, managing or controlling banks as to be a proper incident thereto. In making such determinations, the FRB considers whether the performance of such activities by a bank holding company would offer advantages to the public, which outweigh possible adverse effects.

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

•                  Enhanced criminal penalties for a broad array of white-collar crimes and increases in the statute of limitations for securities fraud lawsuits.

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

At December 31, 2007, the Bank met the tests to be categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.

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

Premiums for Deposit Insurance

The FDIC adopted regulations implementing a risk-based premium system required by federal law.  Under the regulations which cover the assessment periods commencing on and after January 1, 1994, insured depository institutions are required to pay insurance premiums within a range of $.23 cents per $100 of deposits to $.31 cents per $100 of deposits depending on their risk classification.  The FDIC, effective September 30, 1995, lowered assessments from their rates of $.23 to $.31 per $100 of insured deposits to rates of $.04 to $.31, depending on the health of the bank, as a result of the re-capitalization of the BIF.  The FDIC may alter the existing assessment rate structure for deposit insurance and may change the base assessment rate (currently, 4 to 31 basis points per year) by rulemaking with notice and comment.  Without notice or comment, the FDIC may increase or decrease the current rate schedule uniformly by as much as 5 basis points, as deemed necessary to maintain the target designated reserve ratio 1.25 percent (fund balance to estimated insured deposits).  The insured deposit rates for 2007 were $.05 to $.43 per $100 of deposits.

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

The Financing Corporation (FICO), established by the Competitive Equality Banking Act of 1987, is a mixed-ownership government corporation whose sole purpose was to function as the financing vehicle for the Federal Savings and Loan Insurance Corporation (FSLIC).  Effective December 12, 1991, as provided by the Resolution Trust Corporation Refinancing, Restructuring and Improvement Act of 1991, the FICO’s ability to issue new debt was terminated.  Outstanding FICO bonds, which are 30-year non-callable bonds with a principal amount of approximately $8.1 billion, mature in 2017 through 2019.

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

The FICO assessment rate is adjusted quarterly to reflect changes in the assessment basis of the respective funds based on the quarterly Call Report and the Thrift Financial Report submissions.  The FICO quarterly rates for 2007 were 1.22, 1.22, 1.14 and 1.14.  The FICO quarterly rate for the first quarter of 2008 is 1.14.

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

California and Federal Banking Law

The Federal Change in Bank Control Act of 1978 prohibits a person or group of persons “acting in concert” from acquiring “control” of a bank or holding company unless the appropriate federal regulatory agency has been given 60 days’ prior written notice of such proposed acquisition and, within that time period, has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to the expiration of the disapproval period if the agency issues written notice of its intent not to disapprove the action.  The acquisition of more than 10% of a class of voting stock of a bank (or holding company) with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (such as the Common stock), is generally presumed, subject to rebuttal to constitute the acquisition of control.

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

ITEM 2. PROPERTIES

The main office of the Bank, which also serves as the principal office of the Corporation, is located at 601 Munras Ave., Monterey, California 93940.  This facility contains a lobby, executive and customer service offices, teller stations, safe deposit boxes and related non-vault area, vault, operations area, lounge and miscellaneous areas.  A drive-through facility and adequate paved parking are also on the premises.  Both the land and all improvements thereto are owned by the Bank.  The Bank also owns a building located at 556 Abrego St., Monterey, CA which houses a loan production office and additional office space.  The Bank currently operates three branch offices in Carmel-By-The-Sea, Carmel Valley and Pacific Grove, California, all within approximately 10 miles from the Bank’s main office.  The Bank has received regulatory approval to establish a full service branch office in Salinas, California.  The land and improvements dedicated to the Carmel-By-The-Sea, Carmel Valley, Pacific Grove and Salinas branch offices are leased.  See Footnote 12 to the Corporation’s financial statements included herewith.

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

PART II

ITEM 5. MARKET FOR THE CORPORATION’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The Corporation’s stock, symbol NRLB is traded on the OTCBB (over-the-counter bulletin board) a quotation service for securities not listed or traded on NASDAQ or a national securities exchange.  The Corporation also has knowledge of a limited number of transactions conducted between individual shareholders.

The Corporation currently has one company which makes a market for its common stock, Howe Barnes Hoeffer & Arnett.

At December 31, 2007 there were 530 record holders of common stock of the Company. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

The Corporation repurchased 3,795 shares of common stock at $4.00 per share in 2005; no shares were repurchased in 2007 or 2006.

The following table sets forth, according to information known to the Corporation, the price paid per share in, and volume of, transactions in the Corporation’s stock during the quarters ended March 31, 2005 to December 31, 2007.

Quarter/Year	Price	Volume (1)

1st quarter of 2005	—	—
2nd quarter of 2005	3.00-6.75	2,913
3rd quarter of 2005	4.00-5.35	6,873
4th quarter of 2005	4.00-8.15	8,083

1st quarter of 2006	7.70-10.70	13,941
2nd quarter of 2006	8.00-12.15	902
3rd quarter of 2006	8.00-13.05	1,593
4th quarter of 2006	8.00-13.25	5,452

1st quarter of 2007	12.00-17.00	42,225
2nd quarter of 2007	17.00-18.50	25,738
3rd quarter of 2007	16.00-18.35	8,793
4th quarter of 2007	11.00-16.05	92,520

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

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), an FDIC insured depository institution may not pay any dividend once it is undercapitalized or if payment would cause it to become undercapitalized.

The Bank’s payment of dividends, as a California chartered commercial banking corporation, is regulated by the California Financial Code.  Under the California Financial Code, funds available for cash dividend payments by the Bank are restricted to the lessor of: (i) retained earnings; or (ii) the Bank’s net income for its last three fiscal years (less any distributions to the stockholders made during such period).  As of December 31, 2007 the Bank had $13,050,000 in retained earnings.  The Bank’s net income for the last three fiscal years less distributions to stockholders was $8,160,000.

In December 2007, 2006 and 2005 the Corporation paid cash dividends to shareholders of $0.25, $0.35 and $0.20 per share, respectively.  The Bank paid cash dividends totaling $800,000 and $625,000 to the Corporation during 2007 and 2006, respectively; no dividends were paid in 2005.

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

Net income for each of the last three years was $1,929,000 in 2007, $3,837,000 in 2006, and $1,929,000 in 2005.  The primary net income per share for each of the last three years was $1.08, $2.31, and $1.20 respectively.  The diluted net income per share for the same time periods was $1.03, $2.09 and $1.00, respectively.  Return on average shareholders’ equity was 14.09%, 34.94% and 24.15% in 2007, 2006 and 2005, respectively.  Return on average assets was 0.91%, 2.24%, and 1.24% in 2007, 2006 and 2005, respectively.

The decrease in earnings in 2007 was due to decreases of $79,000 in net interest income after provision for loan losses, $2,841,000 in non-interest income and $1,390,000 in income tax expense; while non-interest expense increased $378,000.

The increase in earnings in 2006 was due to increases of $1,284,000 in net interest income after provision for loan losses, $2,815,000 in non-interest income, $814,000 in non-interest expense and $1,377,000 in income tax expense.

The increase in earnings in 2005 was due to increases of $2,135,000 in net interest income after provision for loan losses, $135,000 in non-interest income, $697,000 in non-interest expense and $709,000 in income tax expense.

The following table provides a summary of the consolidated income statement, balance sheet, and selected ratios for the last five years.  A more detailed analysis of each component of net income is included under the appropriate captions, which follows.

	As of and for the years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands except per share data)
Summary of Operating Results:
Total interest income	$16,941	$13,760	$10,691	$7,355	$5,569
Total interest expense	8,002	5,197	3,672	2,435	1,920
Net interest income	8,938	8,563	7,019	4,920	3,649

Provision for possible loan losses	865	410	150	185	155
Net interest income after provision for loan losses	8,074	8,153	6,869	4,735	3,494

Total non-interest income	4,336	7,177	4,362	4,227	2,403
Total non-interest expenses	9,005	8,627	7,813	7,116	4,399

Income before taxes	3,405	6,703	3,418	1,846	1,498
Provision for income taxes	1,476	2,866	1,489	781	659

Net income	$1,929	$3,837	$1,929	$1,065	$840

Per Common Share Data:
Net income - Primary (1)	$1.08	$2.31	$1.20	$0.68	$0.55
Net income - Diluted (2)	$1.03	$2.09	$1.00	$0.56	$0.48
Book value, end of period	7.82	7.20	5.55	4.55	4.09
Avg shares outstanding (3)	1,785,812	1,658,675	1,614,196	1,576,589	1,528,268

Balance Sheet Data:
Total loans, net of unearned income (4)	$168,748	$130,050	$107,300	$95,036	$76,908
Total assets	253,865	190,570	162,645	134,039	107,872
Total deposits	167,333	131,628	118,120	97,263	78,132
Stockholders’ equity	14,434	12,402	8,931	7,321	6,411

Selected Financial Ratios (4):
Return on average assets (5)	0.91%	2.24%	1.24%	0.88%	0.88%
Return on average stockholders’ equity (5)	14.09%	34.94%	24.15%	15.35%	13.84%
Net interest spread	4.07%	4.82%	4.63%	4.02%	3.92%
Net yield on interest earning assets (5)	4.69%	5.58%	5.09%	4.47%	4.30%
Avg. shareholders’ equity to average assets (5)	6.44%	6.40%	5.15%	5.75%	6.35%
Risked-Based capital ratios
Tier 1	9.23%	9.50%	9.50%	8.22%	9.00%
Total	12.63%	14.90%	14.90%	14.83%	17.30%
Total loans to total deposits at end of period (4)	100.85%	98.80%	90.84%	97.71%	98.43%
Allowance for loan losses to total loans at end of period (4)	1.19%	1.07%	1.02%	1.00%	1.00%
Nonperforming loans to total loans at end of period (4)	1.98%	0.12%	0.00%	0.04%	0.04%
Net charge-offs to average loans (4)	0.17%	0.09%	0.01%	0.00%	0.03%

(1)          Basic earnings per share amounts were computed on the basis of the weighted average number of shares of common stock during the year.  The weighted average number of shares used for this computation was 1,785,812 for 2007, 1,658,675 for 2006, 1,614,196 for 2005, 1,576,589 for 2004 and 1,528,268 for 2003.

(2)          Fully diluted earnings per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include employee stock options.  The weighted average number of shares used for this computation was 1,881,004, 1,831,892, 1,923,532, 1,919,512 and 1,796,859 in 2007, 2006, 2005, 2004 and 2003, respectively.

(3)   Weighted average common shares.

(4)   Includes loans being held for sale.

(5)          Averages are of daily balances.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Bank’s financial statements and accompanying notes.  Management believes that the judgments, estimates and assumptions used in preparation of the Bank’s financial statements are appropriate given the factual circumstances as of December 31, 2007.

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

Management has discussed the development and selection of this critical accounting policy with the Audit Committee of the Board of Directors.  Although Management believes the level of the allowance at December 31, 2007 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time.   For further information regarding the allowance for loan losses see “Provision and Allowance for Loan Losses,” and Note 6 to the Bank’s audited financial statements included elsewhere herein.

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

                The following table summarizes the Corporation’s net interest income.

	Years Ended			Increase (Decrease)
	December 31,			From Prior Year
	2007	2006	2005	2007/2006		2006/2005
				Amt	%	Amt	%
	(Dollars in thousands)
Interest Income	$16,941	$13,760	$10,691	$3,181	23.1	$3,069	28.7
Interest Expense	8,002	5,197	3,672	2,805	54.0	1,525	41.6
Net Interest Income	$8,939	$8,563	$7,019	$376	4.4	$1,544	22.0

                Net interest income increased $376,000 or 4.4% from 2006 to 2007.  Average interest bearing assets increased 23.71%, while the average rate earned decreased 8 basis points, resulting in an increase of $3,181,000 in total interest income.  Interest expense increased $2,805,000 the result of a 32.02% increase in average interest bearing liabilities, while the average rate paid increased 68 basis points.

                Net interest income increased $1,544,000 or 22.0% from 2005 to 2006.  Average interest bearing assets increased 11.30%, while the average rate earned increased 120 basis points, resulting in an increase of $3,069,000 in total interest income.  Interest expense increased $1,525,000 the result of a 6.56% increase in average interest bearing liabilities, while the average rate paid increased 100 basis points.

                The following table shows the components of net interest income, setting forth, for each of the three years ended December 31, 2007, 2006 and 2005 (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v) the net interest yield on average interest-earning assets (i.e., net interest income divided by average interest-earning assets).  Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on non-taxable securities of $330,000, $149,000 and $138,000 in 2007, 2006 and 2005, respectively.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

DISTRIBUTION, RATE AND YIELD ANALYSIS OF NET INTEREST INCOME:

The following table shows the consolidated average balances of earning assets, and interest-bearing liabilities; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest income and the net interest spread for the periods indicated:

	As of and for the Years Ended December 31,
	2007			2006			2005
		Int	Avg		Int	Avg		Int	Avg
	Avg	Earn	%	Avg	Earn	%	Avg	Earn	%
	Bal	Paid	Rate	Bal	Paid	Rate	Bal	Paid	Rate
Assets:
Loans	$146,944	$14,442	9.83%	$118,699	$11,954	10.07%	$108,963	$9,561	8.77%
Time deposits - in other banks	1,359	66	4.89%	1,000	50	4.97%	1,000	29	2.92%
Invest securities - taxable	28,777	1,627	5.66%	15,145	730	4.82%	13,237	441	3.33%
Invest securities - nontaxable	7,260	477	6.58%	7,019	480	6.83%	7,026	445	6.33%
Federal funds sold	9,401	476	5.06%	14,745	721	4.89%	10,481	352	3.36%
Total interest-earning assets	193,741	17,088	8.82%	156,607	13,933	8.90%	140,707	10,828	7.70%

Allowance for credit losses	(1,471)			(1,162)			(1,023)
Non-interest bearing assets:
Cash and due from banks	6,663			5,187			5,523
Premises and equipment	4,867			4,441			4,362
Accrued interest receivable	1,139			797			699
Other assets	7,689			5,726			5,822
Total average assets	$212,628			$171,596			$156,090

Liabilities and Shareholders’ Equity:
Interest Bearing Liabilities:
Interest-bearing demand	$14,564	$37	0.25%	$13,243	$42	0.31%	$12,584	$32	0.26%
Money market savings	1,732	13	0.73%	3,589	27	0.75%	4,818	32	0.66%
Savings deposits	4,759	49	1.03%	7,355	74	1.00%	7,476	80	1.07%
Time deposits >$100M	46,609	2,405	5.16%	32,372	1,479	4.57%	29,908	990	3.31%
Time deposits <$100M	50,814	2,590	5.10%	33,174	1,370	4.13%	31,981	971	3.04%
Other Borrowing	50,017	2,911	5.82%	37,894	2,207	5.82%	32,998	1,567	4.75%
Total interest-bearing liabilities	168,495	8,005	4.75%	127,626	5,198	4.07%	119,765	3,672	3.07%

Non-interest bearing liabilities:
Noninterest-bearing checking	25,774			30,155			24,857
Accrued interest payable	1,628			995			664
Other liabilities	3,044			1,838			2,816
Total Liabilities	198,941			160,614			148,102
Total shareholders equity	13,687			10,982			7,988
Total average liabilities and shareholders equity	$212,628			$171,596			$156,090
Net interest income		$9,083			$8,735			$7,156

Interest expense as a percentage of average earning assets			4.13%			3.32%			2.61%
Net yield on interest earning assets			4.69%			5.58%			5.09%
Net interest spread			4.07%			4.82%			4.63%

The following table shows a rate and volume analysis for changes in interest income, interest expense, and net interest income for the periods indicated.

	Increase (decrease) in the twelve months ended
	December 31, 2007 compared with December 31, 2006
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$2,844	$(356)	$2,488
Time deposits - in other banks	18	(1)	17
Invest securities - taxable	657	241	898
Invest securities - nontaxable	16	(19)	(3)
Federal funds sold	(261)	16	(245)
Total interest-earning assets	3,274	(119)	3,155

Increase (decrease) in interest expense:
Interest-bearing demand	4	(9)	(5)
Money market savings	(14)	—	(14)
Savings deposits	(26)	1	(25)
Time deposits >$100M	650	276	926
Time deposits <$100M	729	492	1,221
Other borrowing	707	(3)	704
Total interest-bearing liabilities	2,050	757	2,807
Increase (decrease) in net interest income	$1,224	$(876)	$348

	Increase (decrease) in the twelve months ended
	December 31, 2006 compared with December 31, 2005
	Volume	Rate	Total
Increase in interest income:
Loans	$854	$1,538	$2,392
Time deposits - in other banks	—	20	20
Invest securities - taxable	63	225	288
Invest securities - nontaxable	—	35	35
Federal funds sold	145	225	370
Total interest-earning assets	1,062	2,043	3,105

Increase (decrease) in interest expense:
Interest-bearing demand	2	7	9
Money market savings	(8)	3	(5)
Savings deposits	(1)	(5)	(6)
Time deposits >$100M	82	407	489
Time deposits <$100M	36	363	399
Other borrowing	232	408	640
Total interest-bearing liabilities	343	1,183	1,526
Increase in net interest income	$719	$860	$1,579

Provision and Allowance for Loan Losses

                The provision for loan losses is an expense charged against operating income and added to the allowance for loan losses.  The allowance for loan losses represents amounts which have been set aside for the specific purpose of absorbing losses which may occur in the Bank’s loan portfolio.

                The allowance for loan losses reflects management’s ongoing evaluation of the risks inherent in the loan portfolio both generally and with respect to specific loans, the state of the economy, and the level of net loan losses experienced in the past.  Management and the Board of Directors review the results of the State Banking Department and FDIC examinations, independent accountants’ observations, and the Bank’s internal review as additional indicators to determine if the amount in the allowance for loan losses is adequate to protect against estimated future losses.  It is the Bank’s current practice, which could change in accordance with the factors mentioned above, to maintain an allowance which is at least equal to the sum of the following percentage of loan balances by loan category.  Additionally, specific loss allocations are made for classified loans.

Loan Category	Reserve %

Classified Loans:
Loans classified loss	100.00%
Loans classified doubtful	50.00%
Loans classified substandard
Real Estate Secured	5.00%
Non Real Estate Secured	20.00%

Unclassified Loans:
Real Estate - Loan to value 80% or less	0.10%
Real Estate - Loan to value over 80%	0.70%
Real Estate - Construction	0.25%
Loans to Individuals	3.00%
Commercial	2.00%
SBA Loans — Unguaranteed portion	2.00%
Unfunded Loan Commitments	.10%
Concentration Risk Factor — Real Estate	.50%
Economic Risk Factor	.25%
SBA Loans - Guaranteed portion	0.00%
Cash Secured Loans	0.00%

                Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors.  At the end of 2007, 2006 and 2005, the Bank’s allowance stood at 1.19%, 1.07%, and 1.02% of gross loans, respectively.  Provisions were made to the allowance for loan losses in 2007, 2006 and 2005 of $865,000, $410,000, and $150,000, respectively.  Loans charged off in 2007, 2006 and 2005 totaled $250,000, $109,000 and $14,000, respectively.  Recoveries for these same periods were $4,000, $7,000, and $2,000, respectively.

                The Bank’s non-performing (delinquent 90 days or more and on non-accrual) loans as a percentage of total loans were 2.01 percent, 0.12 percent, and 0.00 percent as of the end of 2007, 2006 and 2005, respectively.  The significant increase in non-accrual loans consisted of a single $3,200,000 real estate loan participation purchased.  The foreclosure process has been initiated with a foreclosure sale anticipated in April.  We do not at this time anticipate any material loss due to expressions of interest by two entities in purchasing the property.

Non-Interest Income

                The following table presents a summary of the Bank’s non-interest income:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Service charges on deposit accounts	$634	$547	$564
Gain on sale of Pacific Coast Bankers’ Bank Stock	—	1,313	—
Other service charges, commissions and fees	3,222	4,627	2,807
Income from sales and servicing of SBA loans	480	690	991

Total non-interest income	$4,336	$7,177	$4,362

                Total non-interest income decreased $2,841,000 or 39.58% in 2007 when compared with 2006.  The decrease resulted from the gain on sale of the Bank’s investment in Pacific Coast Bankers’ Bank of $1,313,000 reported in 2006, decreases in other service charges, commissions and fees of $1,405,000, and $210,000 in income from sales and servicing of Small Business Administration Loans; partially offset by an increase in service charges on deposit accounts of $87,000.  The decrease in other service charges, commissions and fees was due primarily to a $686,000 in losses on trading assets compared with a gain of $283,000 in 2006, and decreases of $624,000 in fee income from credit card programs, $191,000 in merchant discount fees and commercial banking origination fees decreased $104,000, while stored value card programs increased $218,000.

                Total non-interest income increased $2,815,000 or 64.84% in 2006 when compared with 2005.  The increase resulted from the gain on sale of the Bank’s investment in Pacific Coast Bankers’ Bank of $1,313,000, an increase in income from other service charges, commissions and fees of $1,820,000, and decreases of $302,000 in income from sales and servicing of Small Business Administration Loans and $16,000 in service charges on deposit accounts.  The increase in other service charges, commissions and fees was due primarily to a $50,000 mark to market gain on trading assets compared with a $427,000 mark to market loss in 2005, and increases of $1,100,000 in fee income from credit card programs, $272,000 in merchant discount fees and $29,800 from stored value card programs, while commercial banking origination fees decreased $287,000.

                Total non-interest income increased $135,000 or 3.20% in 2005 when compared with 2004.  Income from sales and servicing of SBA loans increased $275,000 and service charges on deposit accounts increased $47,000; while other income decreased $187,000.  The decrease in other income was due primarily to a mark to market loss of $427,000 in trading asset activities; partially offset by increases of $102,000 in credit card program fees and $138,000 in commercial banking origination fees.

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

                The following table presents a summary of the activity in SBA loans for the years ended 2007, 2006 and 2005:

(Dollars in thousands)	2007	2006	2005

SBA loans authorized	$3,065	$3,645	$6,274
SBA loans sold	$1,933	$4,428	$7,945

Summary of Income from sales and Servicing of SBA Loans

(Dollars in thousands)	2007	2006	2005

Income from premium	$147	$350	$665
Income from servicing	333	340	326
Total income from sales and servicing of SBA loans	$480	$690	$991

Non-Interest Expense

                The following table presents a summary of the Bank’s other non-interest expense:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Salaries and benefits	$4,049	$3,854	$3,282
Occupancy and equipment expense	866	790	665
Professional fees	165	149	141
Data processing	361	322	356
Other expenses	3,564	3,512	3,369
Total other expenses	$9,005	$8,627	$7,813

                Salary and benefits expense increased $195,000 in 2007 as a result the addition of a Loan Processor, a full year’s salary for a Marketing Officer hired in November 2006 and merit increases.  Salary and benefits expense increased $572,000 in 2006 as a result the addition of a Marketing Officer, Business Development Officer and a Credit Analyst, increased commission paid due to increased credit card and stored value card program revenues, and merit increases and bonus payments.  Salary and benefits expense increased $278,000 in 2005 as a result merit increases and bonus payments.

                Occupancy and equipment expenses increased $76,000 in 2007, primarily due to increases of $17,000 in depreciation expense, $11,000 in premises rent, $12,000 merchant terminal expense, repairs and maintenance $11,000 and $12,000 in storage facilities rent; while sublease rental income decreased $5,000.  Occupancy and equipment expenses increased $125,000 in 2006, primarily due to increases of net merchant terminal expense $40,000, $16,000 in depreciation expense, $11,000 in premises rent and $6,000 in property taxes; while sublease rental income decreased $45,000.  Occupancy and equipment expenses increased $68,000 in 2005, primarily due to increases of $48,000 in depreciation expense, $18,000 in property taxes, $11,000 in premises rent, $10,000 in premises other expense and $9,000 in janitorial expense; while net merchant terminal decreased $31,000.

                Data processing expense increased $39,000 in 2007, the result of offering new services to customers and growth in the numbers of customer accounts.  Data processing expense decreased $34,000 in 2006, the result of continued efforts to implement more cost effective programs.  Data processing expense decreased $8,000 in 2005, the result of renegotiation of the data services contract during the fourth quarter of 2004.

                In 2007, professional fees increased $16,000 due to increased legal fees.  In 2006, professional fees increased $8,000 due to increased legal fees.  In 2005, professional fees increased $27,000 due to accounting/audit fees increasing $22,000 while legal fees increased $5,000.

                Other general and administrative expense for 2007 totaled $3,564,000 compared with $3,512,000 for 2006, an increase of $52,000.  The Bank established a reserve of $110,000 for its liability associated with the settlement by VISA of litigation brought by American Express and Discover.  Significant changes occurred in the following categories with increases in director fees of $72,000, business development of $47,000, stationary/supplies of $25,000 and entertainment and meals of $16,000; while decreases occurred in merchant processing expense of $126,000, advertising of $60,000, donations $52,000, operational losses of $51,000 and travel $15,000.   Additionally no provision for debt securities losses was made in 2007 compared with a credit of $110,000 in 2006.

                Other general and administrative expense 2006 totaled $3,512,000 compared with $3,369,000 for 2005, an increase of $143,000.  Significant changes occurred in the following categories with increases in merchant processing expense of $104,000, advertising of $83,000, operational losses of $62,000, business development of $61,000, stationary/supplies of $42,000, loan expense of $36,000, travel expense of $23,000, bank fees of $21,000, dues and memberships of $13,000, and collection expense of $10,000; while decreases occurred in provision for debt securities losses of $229,000, provision for loss unfunded loan commitments of $71,000, director fees of $13,000, and meals of $10,000.

Income Taxes

                In 2007, the Bank’s provision for federal and state income taxes was $1,476,000, while the provision was $2,866,000 and $1,489,000 for 2006 and 2005, respectively.  This represents 43.35% of income before taxes in 2007, 42.76% in 2006 and 43.57% in 2005.  The decrease in the tax provision from 2006 to 2007 was due to a $591,000 provision related to the gain on sale of the Bank’s investment in Pacific Coast Bankers’ Bank in 2006 and other decreased income.    The increase in the tax provision from 2005 to 2006 was due to a $591,000 provision related to the gain on sale of the Bank’s investment in Pacific Coast Bankers’ Bank and increased income.

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

LOANS

                Loans, the largest component of earning assets, represented 75.85% of average earning assets, and 69.11% of average total assets during 2007, compared with 75.79% and 69.17%, respectively during 2006.  In 2007, average loans increased 23.80% from $118,699,000 in 2006 to $146,944,000.  Average real estate loans increased $16,590,000 or 20.69%, average construction loans increased $9,117,000 or 75.89%, average commercial loans increased $2,687,000 or 10.48%; while average installment loans decreased $149,000 or 17.68%.

                Loans represented 75.79% of average earning assets, and 69.17% of average total assets during 2006, compared with 77.44% and 69.81%, respectively during 2005.  In 2006, average loans increased 8.94% from $108,963,000 in 2005 to $118,699,000.  Average real estate loans increased $10,893,000 or 15.72%, average construction loans increased $2,063,000 or 20.73% while average commercial loans decreased $3,210,100 or 11.12%, and average installment loans decreased $9,000 or 1.06%.

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

                The Bank also makes real estate loans secured by a first deed of trust on single family residential properties and commercial and industrial real estate.  None of the loans are sub-prime loans.  California commercial banks are permitted, depending on the type and maturity of the loan, to lend up to 90 percent of the fair market value of real property (or more if the loan is insured either by private mortgage insurers or governmental agencies).  In certain instances, the appraised value may exceed the actual amount which could be realized on foreclosure, or declines in market value subsequent to making the loan can impair the Bank’s security.

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

                The following table presents the composition of the loan portfolio, including loans held for sale, at December 31 for the last five years.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Commercial and industrial	$30,197	$27,543	$26,236	$23,854	$18,607
Construction	23,396	17,326	10,456	7,373	5,934
Real estate, mortgage	116,625	86,207	71,006	64,339	52,698
Installment	876	694	942	622	580
Government guaranteed loans purchased	32	39	45	51	57
	171,126	131,809	108,685	96,239	77,876
Allowance for loan losses	(2,028)	(1,409)	(1,101)	(963)	(775)
Deferred origination fees, net	(350)	(350)	(284)	(240)	(193)

Loans, net	$168,748	$130,050	$107,300	$95,036	$76,908

The following table shows the maturity distribution and repricing intervals of the Bank’s outstanding loans at December 31, 2007.  Balances of fixed rate loans are displayed in the column representative of the loan’s stated maturity date.  Balances for variable rate loans are displayed in the column representative of the loan’s next interest rate change.

	Loan Maturities and Repricing Schedule ($ in thousands)

	Within One Year	After One But Within Five Years	After Five Years	Total
Construction	$23,396	$—	$—	$23,396
Commercial, industrial and guaranteed loans purchased	23,845	3,033	3,351	30,229
Real estate	55,773	30,311	30,541	116,625
Installment	645	108	123	876
Total Gross Loans	$103,659	$33,454	$34,015	$171,126
Loans with variable (floating) interest rates	$89,123	$5,976	$—	$95,099
Loans with predetermined (fixed) interest rates	$14,536	$27,476	$34,015	$76,027

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

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”):

	As of December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Accruing, past due 90 days or more:

Real Estate	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—
Installment	—	—	—	—	—
Other	—	—	—	—	—
Total accruing	—	—	—	—	—

Nonaccrual Loans:

Real Estate	3,200	—	—	—	—
Commercial	41	—	—	43	28
Installment	155	155	—	—	—
Other	—	—	—	—	—
Total nonaccrual	3,396	155	—	43	28

Total nonperforming	3,396	155	—	43	28

Total loans end of period	171,126	131,809	108,685	96,239	77,876

Ratio of nonperforming loans to total loans at end of period	1.98%	0.12%	0.00%	0.04%	0.04%

If interest on non-accrual loans had been accrued, such income would have approximated $133,000, $11,000, $0, $8,000 and $3,000 for 2007, 2006, 2005, 2004 and 2003, respectively.  There were no non-accrual loans at December 31, 2005.

The Bank does not have any foreign loans or loans for highly leveraged transactions.

Summary of Loan Loss Experience

	For the Years ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Average loans outstanding	$146,944	$118,699	$108,963	$86,870	$67,949

Allowance, beginning of period	$1,409	$1,101	$963	$775	$637

Loans charged off during period:
Commercial	249	—	—	—	—
Installment	1	109	14	—	18
Real estate	—	—	—	—	—
Other	—	—	—	—	—
Total charge offs	250	109	14	—	18

Recoveries during period:
Commercial	—	—	—	—	—
Installment	—	7	2	3	1
Real estate	—	—	—	—	—
Other	4	—	—	—	—
Total recoveries	4	7	2	3	1

Net loans charged off during the period	246	102	12	(3)	17

Additions to allowance for possible loan losses	865	410	150	185	155

Allowance, end of period	$2,028	$1,409	$1,101	$963	$775

Ratio of net loans charged off to average loans outstanding during the period	0.17%	0.09%	0.01%	0.00%	0.03%

Ratio of allowance to total loans at end of period	1.19%	1.07%	1.02%	1.00%	1.00%

Funding Sources

Average deposits increased 20.32% to $144,252,000 in 2007 from $119,887,000 in 2006.  In 2007 average certificates of deposit increased 48.63% while average demand deposits decreased 14.53% and average interest checking, money market and savings accounts as a group decreased 12.95%.  Average certificates of deposit represented 67.54% of average deposits in 2007 compared with 54.67% in 2006.  Average interest checking, money market and savings accounts as a group were 14.60% of average deposits in 2007 compared with 20.17% in 2006.  Average demand deposits represented 17.87% of average deposits in 2007 compared with 25.15% in 2006.

The following table summarizes the distribution of average daily deposits and the average daily rates paid for the years ended December 31, 2007, 2006, 2005, respectively.

	Average deposits
			For the year ended
	For the year ended		December 31, 2006		For the year ended
	December 31, 2007		($ in thousands)		December 31, 2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing checking	$25,774		$30,155		$24,857

Interest-bearing demand	14,564	0.25%	13,243	0.31%	12,584	0.26%
Money market savings	1,732	0.73%	3,589	0.75%	4,818	0.66%
Savings deposits	4,759	1.03%	7,355	1.00%	7,476	1.07%
Time deposits >$100M	46,609	5.16%	32,372	4.57%	29,908	3.31%
Time deposits <$100M	50,814	5.10%	33,174	4.13%	31,981	3.04%
	118,478	4.30%	89,733	3.33%	86,767	2.46%

Total deposits	$144,252	3.56%	$119,888	2.50%	$111,624	1.89%

The following table sets forth the scheduled maturities of the Company’s time deposits in denominations of $100,000 or greater which amounted to $62,620,000 at December 31, 2007:

Maturities of Time Deposits of $100,000 or more

At December 31, 2007

($ in thousands)

Three months or less	$11,236
Over three months through six months	12,334
Over six months through twelve months	16,770
Over twelve months	22,280
$62,620

The Bank has lines of credit from the Federal Home Loan Bank (FHLB) of San Francisco, Bank of the West, Pacific Coast Bankers’ Bank and The Independent Bank with remaining available borrowing capacity on December 31, 2007 of $4,236,000 (based on pledged collateral), $4,500,000, $6,000,000 and $5,000,000, respectively.  The Federal Home Loan Bank line of credit has a maximum borrowing capacity of 25% of the Bank’s total assets, adjusted quarterly.  The Federal Home Loan Bank line of credit is secured by a portion of the Bank’s real estate secured loans and securities at December 31, 2007.  The total principal balance of pledged loans was $41,309,000 and securities of $31,576,000.  The following table provides information on seventeen FHLB advances totaling $52,500,000 and outstanding at December 31, 2007.

Advance	Fixed Interest	Funding	Maturity
Amount	Rate	Date	Date
$3,000,000	4.30%	6/17/05	6/17/10
2,500,000	4.88%	8/20/07	8/20/10
5,000,000	4.96%	11/14/05	11/15/10
2,250,000	4.75%	1/26/06	1/26/11
1,750,000	4.72%	1/26/06	1/26/11
1,500,000	5.52%	7/17/06	7/18/11
3,500,000	5.49%	7/17/06	7/18/11
1,000,000	5.22%	8/25/06	8/25/11
5,000,000	5.20%	7/30/07	7/30/12
3,000,000	4.85%	10/1/07	10/1/12
5,000,000	5.00%	9/18/07	9/18/14
1,000,000	7.72%	8/21/01	6/3/30
4,000,000	5.96%	8/2/04	7/28/34
5,000,000	5.63%	12/24/04	12/22/34
2,000,000	5.13%	5/4/05	5/1/35
2,000,000	5.31%	11/17/06	11/17/36
5,000,000	5.88%	6/29/07	6/29/37

$52,500,000

The Bank of the West, Pacific Coast Bankers’ Bank and The Independent Bank lines of credit are unsecured.  The Bank did not utilize any overnight borrowings in 2007, 2006 or 2005.

The Bank has a $330,000 letter of credit issued by the Federal Home Loan Bank of San Francisco to secure the uninsured portion of local agency deposits maintained with the Bank.  The letter of credit matures April 17, 2011.

Capital Resources

The Corporation maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends.  At December 31, 2007, stockholders’ equity was $14,434,000 versus $12,402,000 at December 31, 2006.  The Corporation paid cash dividends to shareholders of $0.25, $0.35 and $0.20 per share in 2007, 2006 and 2005, respectively.  The Bank paid cash dividends totaling $800,000 and $625,000 to the Corporation in 2007 and 2006, respectively; no cash dividends were paid in 2005.

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

In general, the risk-based capital guidelines provide detailed definitions of which obligations will be treated as capital, and assign different weights to various assets and off-balance sheet items, depending upon the perceived degree of credit risk associated with each asset.  Each asset is assigned to one of four risk-weighted categories.  For example, 0 percent for cash and unconditionally guaranteed government securities; 20 percent for deposits with other banks and fed funds; 50 percent for state bonds and certain residential real estate loans; and 100 percent for commercial loans and other assets.  Capital is categorized as either Tier 1 capital, consisting of common stock and retained earnings (or deficit), or Tier 2 capital, which includes limited-life preferred stock and allowance for loan losses (subject to certain limitations).  The guidelines also define and set minimum capital requirements (risk-based capital ratios), which increased over a transition period, ended December 31, 1992.  Under the final 1992 rules, all banks were required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 capital to total risk-adjusted assets capital ratio of 10.77% and 12.40% at December 31, 2007 and 2006, respectively.  The Bank’s Tier 1 capital exceeds the minimum regulatory requirement by $12,681,000.  The Bank had a Total Risk-Based capital to risk-adjusted assets ratio of 11.86% and 13.40% at December 31, 2007 and 2006, respectively.  The Bank’s Total Risk-Based capital exceeds the minimum regulatory requirement by $7,220,000.

The Tier 1 leverage capital ratio guidelines require a minimum leverage capital ratio of 4% of Tier 1 capital to total assets less goodwill.  The Bank had a leverage capital ratio of 8.59% and 10.20% at December 31, 2007 and 2006, respectively.  The Bank’s Tier 1 leverage capital exceeds the minimum regulatory requirement by $10,776,000.

As of the end of 2007, the Bank was considered to be “well capitalized” by regulatory standards.  We do not foresee any circumstances that would cause either the Corporation or the Bank to be less than “well capitalized”, although no assurance can be given that this will not occur.

On March 27, 2003, the Corporation’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust I (“Trust I”) issued $3 million in cumulative Trust Preferred Securities.  The securities bear a floating rate of interest of 3.25% over the three month LIBOR rate, payable quarterly.  The effective rate at December 31, 2007 and 2006 was 8.49% and 8.62%, respectively. Concurrent with the issuance of the Trust Preferred Securities, Trust I used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Corporation.  The Corporation will pay interest on the Junior Subordinated Debentures to Trust I, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities.  The Corporation has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters.  The Trust Preferred Securities will mature on April 7, 2033, but can be redeemed under certain circumstances at a premium prior to April 7, 2008, and can be redeemed, in whole or in part, on any January 7, April 7, July 7 or October 7 on or after April 7, 2008 at par.  The Corporation fully and unconditionally guarantees the obligations Trust I, on a subordinated basis.

The Corporation received $2.91 million from Trust I upon issuance of the Junior Subordinated Debentures, of which $1 million was contributed by the Corporation to the Bank to increase its capital, $1.14 million was used to retire existing Corporation debt and the remainder held as working capital.

On November 13, 2003, the Corporation’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust II (“Trust II”) issued $5 million in cumulative Trust Preferred Securities.  The securities bear a floating rate of interest of 2.85% over the three month LIBOR rate, payable quarterly.  The effective rate at December 31, 2007 and 2006 was 7.76% and 8.22%, respectively.  Concurrent with the issuance of the Trust Preferred Securities, Trust II used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Corporation.  The Corporation will pay interest on the Junior Subordinated Debentures to Trust II, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities.  The Corporation has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters.  The Trust Preferred Securities will mature on August 8, 2033, but can be redeemed under certain circumstances at a premium prior to August 8, 2008, and can be redeemed, in whole or in part, on any February 8, May 8, August 8 or November 8 on or after August 8, 2008 at par.  The Corporation fully and unconditionally guarantees the obligations of Trust II, on a subordinated basis.

The Corporation received $4.96 million from Trust II upon issuance of the Junior Subordinated Debentures, of which $2.5 million was contributed by the Corporation to the Bank to increase its capital and the remainder held as working capital.

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I Capital, and the remainder as Tier II Capital.

Liquidity

Liquidity represents a bank’s ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs.  For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings.  In addition, the Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $57,066,000, based on twenty five per cent of the Bank’s total assets as reported in the most recent quarterly Consolidated Reports of Condition and Income for a bank with Domestic Offices Only.  The line of credit is subject to pledging of acceptable collateral.  Additionally the Bank has unsecured federal funds lines of credit with Bank of the West $4,500,000, Pacific Coast Bankers’ Bank $6,000,000 and The Independent Bank $5,000,000 to meet temporary liquidity requirements.  Available borrowing capacities on December 31, 2007 were $4,500,000, $6,000,000 and $5,000,000, respectively.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets (“primary liquidity”), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  In addition, it seeks to generally limit loans to not more than 110 percent of deposits.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s total liquidity at December 31, 2007, 2006 and 2005 was 27.09%, 24.31%, and 27.09%, respectively, while its loan to deposit ratio for such years was 100.85%, 98.80% and 90.84%, respectively.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors.  Additionally, deposits on which a financial institution pays an interest rate significantly higher than prevailing rates are considered to be brokered deposits.  Federal law and regulation restricts banks from soliciting or accepting brokered deposits, unless the bank is well capitalized under Federal guidelines.  The Bank had no brokered deposits at December 31, 2007; brokered deposits totaled approximately $5,046,000 or 3.83% at December 31, 2006 and $12,849,300 or 10.82% at December 31, 2005. None of the Bank’s brokered deposits paid an interest rate significantly higher than prevailing rates.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  The following table shows the affect on net interest income of a 100 and a 200 basis point rate shock at December 31, 2007.

Rate Shock Increase(Decrease) in Basis Points	Percent Increase(Decrease) in Net Interest Income
100	5.8%
(100)	(6.7)%
200	11.6%
(200)	(13.5)%

The Corporation’s sources of revenues and liquidity are the dividends, tax equalization payments or management fees from the Bank and gains on securities held in a trading account and other investments.  The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law.

Investment Securities

The Corporation maintains a trading account, at fair value, consisting of marketable securities.  At December 31, 2007 and 2006 the account value was $1,224,000 and $1,762,000, respectively.  The Corporation has investments of $20,000 in AT Service LLC, which provides title insurance services for commercial, industrial and residential properties, as well as other real estate related financial and informational services, including escrow, real estate information, trustee sale guarantees and real estate tax exchanges, and $10,000 in Metrocities Mortgage, LLC.  In addition the Corporation has investments in Northern California Bancorp Trust I of $93,000 and Northern California Bancorp Trust II of $155,000, these are special-purpose trust subsidiaries which were formed to facilitate the issuance of trust preferred securities.

The following table sets forth the book and market value of the consolidated investment securities as of December 31, 2007 and 2006:

	INVESTMENT PORTFOLIO MIX
	(Dollars in thousands)

	2007		2006		2005
	Book	Market	Book	Market	Book	Market
	value	value	value	value	value	value
Available for sale:
Government National Mortgage Association	$386	$385	$641	$626	$857	$837
State/Local Agency Securities	225	225	—	—	—	—
U.S. Government Agencies	36,027	36,191	14,724	14,660	9,714	9,597
Total	$36,638	$36,801	$15,365	$15,286	11,202	11,065

Held to maturity:
State/Local Agency Securities	$7,869	$8,105	$7,012	$7,280	7,025	7,162

Other Securities:
Federal Home Loan Bank Stock	$2,495	$2,495	$1,633	$1,633	$1,183	$1,183
AT Services, LLC	20	20	20	20	40	40
Metrocities Mortgage, LLC	10	10	10	10	10	10
The Independent Bankers’ Financial Corp.	51	51	50	50	—	—
MasterCard Inc Class “B” Stock	—	—	6	6	—	—
Northern California Bancorp, Inc. Trust I	93	93	93	93	93	93
Northern California Bancorp, Inc. Trust II	155	155	155	155	155	155
Pacific Coast Bankers’ Bank Stock	—	—	—	—	440	1,757
Pan Pacific Bank	—	—	—	—	100	100
Total	$2,824	$2,824	$1,967	$1,967	$2,021	$3,338

The following tables summarize the maturity of the consolidated investment securities at December 31, 2007:

	INVESTMENT PORTFOLIO MATURITIES
	(Dollars in thousands)

	Available for Sale
	Amortized	Fair
	Cost	Value
Due within one year	$1,000	$999
Due between five and ten years	11,250	11,311
Due in over ten years	24,002	24,106
GNMA - Mortgage Backed Securities	386	385
	$36,638	$36,801

	Held to Maturity
	Amortized	Fair
	Cost	Value
Due in over ten years	$7,869	$8,105

ITEM 7. FINANCIAL STATEMENTS

The following consolidated financial statements included in the Consolidated Financial Report issued by Hutchinson and Bloodgood LLP, Certified Public Accountants at the pages indicated are incorporated herein by reference:

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

The Company had no disagreements with its independent accountants on any matter of accounting principles, practices or financial statement disclosure during 2007, 2006 or 2005.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15(e) of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

The management of Northern California Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

The name, age, title and five-year business background of each director, executive officers and significant employees of the Corporation (including the Bank) as of December 31, 2007, are as follows:

Name & Position with Bank	Age	Principal Occupation During Past Five Years
Charles T. Chrietzberg, Jr. Director since 1985, Chairman of the Board & Chief Executive Officer	66	Chairman of the Board & Chief Executive Officer Monterey County Bank since 3/87

Sandra G. Chrietzberg Director, 1988 to 1994 and since 1995	64	Formerly President and CEO Queen of Chardonnay, Inc., dba La Reina Winery 8/84-12/93

Stephanie G. Chrietzberg Director since 2007	40

Vice President, Business Development Officer of Monterey County Bank since 5/06, Accounting Manager/Assistant Controller, Portola Plaza Hotel 9/94-4/06, Reservation Agent, Accounts Receivable Clerk, Payroll, Doubletree Hotel 12/91-9/94.

Peter J. Coniglio, Esq. Director since 1976	78	Partner - Hudson, Martin, Ferrante & Street, Monterey, CA

Carla S. Hudson, CPA Director since 1994	54	Partner — Bianchi, Kasavan & Pope, LLP

John M. Lotz Director since 1991	66	Chairman, Chief Executive Officer & President Del Monte Aviation, Inc. dba. Monterey Bay Aviation, President and Chief Executive Officer, of Couroc of Monterey 1996-2001.

Mark A. Briant Director since 2006	60	Owner Fashion Streaks Screenprinting, Embroidery, Signs and Banners, Sand City, CA Owner, Sandy Creek Olive Ranch, Carmel Valley, CA

David A. Bernahl Director since 2006	29	Chief Executive Officer & President, Pacific Tweed, Inc. Carmel, CA

Timothy M. Leveque Executive Vice President Chief Lending Officer	64	Executive Vice President, Chief Lending Officer of Monterey County Bank since 11/03, Senior Executive Vice President, Chief Lending Officer, Pacific Coast Bankers’ Bank 1997-2003

Bruce N. Warner Executive Vice President, Chief Financial Officer and Chief Operating Officer	60

Executive Vice President, Chief Financial Officer and Chief Operating Officer of Monterey County Bank since 2002; Senior Vice President, Chief Financial Officer and Chief Operating Officer of Monterey County Bank since 1993-2002.

Mary Ellen Stanton Senior Vice President	69	Senior Vice President, Loan Administration, Monterey County Bank Since 10/98.

Andre G. Herrera Senior Vice President	42	Senior Vice President, Chief Information Officer, Manager BankCard Service 12/04, Vice President, Chief Information Officer 11/01.

Patricia D. Weber Senior Vice President Senior Operations Manager	47	Senior Vice President, Senior Operations Manager 12/04, Vice President, Operations Manager 6/97.

Directors of the Corporation serve in similar capacities with the Bank.  The Chairman of the Board, Chief Executive Officer and Executive Vice President, Chief Financial Officer of the Corporation serve in similar capacities with the Bank, although the limited operations of the Corporation do not require significant amounts of their time.  There is no family relationships among the persons listed above, except that Mr. and Mrs. Chrietzberg are spouses and Stephanie g. Chrietzberg is their daughter.

Director Bernahl resigned from his position as a member of the Board of Directors of Northern California Bancorp, Inc. and its wholly owned subsidiary Monterey County Bank on January 17, 2008.  Director Bernahl cited time demands from his involvement in a start-up venture and the planned expansion of his existing business which would impact his ability to attend to Board matters.

Based solely upon a review of the relevant forms furnished to the Bank and the Corporation, except as disclosed below, the Corporation believes that all officers, directors and principal shareholders filed appropriate forms as required by Section 16(a) of the Exchange Act, and related regulations, during 2007.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the compensation, in thousands, paid to the Chief Executive Officer, Executive Officers and the next two highest compensated officer of the Corporation/Bank whose total compensation exceeded $100,000 for 2006.

						Nonquailified
					Non-Equity	Deferred
				Stock	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Compensation	Earnings	Compensation		Total
Name & Principal Position	Year	($)	($)	($)	($)	($)	($)		($)
Charles T. Chrietzberg, Jr.	2007	311	300	None	None	None	27	(1)	639
Chairman, President & CEO	2006	308	300	None	None	None	56	(1)	664

Timothy M. Leveque	2007	182	65	None	None	None	25	(2)	272
Executive Vice President,	2006	173	75	None	None	None	28	(2)	276
Chief Lending Officer

Bruce N. Warner	2007	164	65	None	None	None	16	(3)	246
Executive Vice President,	2006	153	75	None	None	None	14	(3)	241
Chief Financial Officer
Chief Operating Officer

Andre G. Herrera	2007	196	None	None	None	None	13	(4)	210
Senior Vice President,	2006	219	None	None	None	None	14	(4)	232
Chief Information Officer
Manager BankCard Services

Patricia D. Weber	2007	100	33	None	None	None	9	(5)	143
Senior Vice President,	2006	98	30	None	None	None	8	(5)	136
Senior Operations Manager

(1)	2007 includes $13,000 in matching 401K plan contributions, health insurance premiums of $7,000, personal use of a Bank owned automobile of $4,000 and life/disability insurance premiums of $3,000.

2006 includes $29,000 in expense accrued in the Salary Continuation Plan net of earnings on life insurance policies as more fully described in the Long Term Incentive Plan Table, $15,000 in matching 401K plan contributions, health insurance premiums of $6,000, $4,000 in personal use of a Bank owned automobile and $2,000 in life/disability insurance premiums.

(2)	2007 includes $12,000 in matching 401K plan contributions, health insurance premiums of $4,000, automobile allowance of $6,000 and life/disability insurance premiums of $3,000.
2006 includes $11,000 in matching 401K plan contributions, health insurance premiums of $9,000, $6,000 in automobile allowance and $2,000 in life/disability insurance premiums.
(3)	2007 includes $13,000 in matching 401K plan contributions and $3,000 in life/disability insurance premiums.
2006 includes $12,000 in matching 401K plan contributions and $2,000 in life/disability insurance premiums.
(4)	2007 includes $11,000 in matching 401K plan contributions and $2,000 in life/disability insurance premiums.
2006 includes $13,000 in matching 401K plan contributions and $1,000 in life/disability insurance premiums.
(5)	2007 includes $7,000 in matching 401K plan contributions and $2,000 in life/disability insurance premiums.
2006 includes $7,000 in matching 401K plan contributions and $1,000 in life/disability insurance premiums.

The Bank furnishes, on a non-discriminatory basis, to the employees: (i) insurance benefits; and (ii) other benefits.  The value of these benefits for the respective persons is included in the table if the aggregate of value of the benefits exceeded $10,000.

The Board of Directors authorized the Bank to enter into a three year employment contract with Mr. Chrietzberg, effective January 1, 2005.  It provides for a base salary of $240,000 per year, a Bank furnished automobile or automobile allowance, and a bonus based on profits.  The bonus, not to exceed $250,000 annually, will equal $10,000 for each 0.1 percent that the Bank’s profits exceed 1 percent return on average assets plus $10,000 for each 1 percent that the Bank’s return on equity exceeds 10 percent.  Under the terms of the contract, if Mr. Chrietzberg is terminated other than for cause (as defined in the contract), he is entitled to severance compensation for his monthly salary plus a pro rated incentive bonus for the greater of 24 months or the remaining term of his contract (which ends in December, 2008); however, if the termination follows within 12 months after a change in control transaction (as defined in the contract), he is entitled to such severance compensation for the greater of 24 months or the remainder of the term of the contract.

The Board of Directors authorized the Bank to execute Addendum 1 to the three year employment contract with Mr. Chrietzberg effective January 1, 2006.   Addendum 1 provides for a base salary of $300,000 and a bonus not to exceed $300,000.  All other terms of the employment contract remain the same.

The following table sets forth certain information regarding the long term incentive plan provided for Mr. Chrietzberg.

Performance or
	Number of	Other Period	Estimated Future Payouts under
	Shares, Units	Until	Non-Stock Price-Based Plans
	or Other Rights	Maturation or	Threshold	Target	Maximum
Name	(#)	Payment	($ or #)	($ or #)	($ or #)
Charles T. Chrietzberg, Jr	Salary Continuation Agreement	Retirement at age 65, subject to provisions for earlier payout described below	None	None	$90,000/yr. lifetime

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

In August, 2001, the Board of Directors amended the Salary Continuation Agreement for the benefit of Mr. Chrietzberg which was approved in December, 1993 and amended in August 1999.   The amended Salary Continuation Agreement provides for payments of $90,000 per year, for Mr. Chrietzberg’s lifetime.  The amended Salary Continuation Agreement provides the following with regard to the division of death proceeds should Mr. Chrietzberg die before his 65th birthday; his beneficiary(ies) shall be entitled to an amount equal to $2,940,000 or the net at risk insurance portion of the proceeds, whichever amount is less.  The net at risk insurance portion is the total proceeds less the cash value of the policy.  Should Mr. Chrietzberg die on or subsequent to his 65th birthday, his beneficiary(ies) shall be entitled to an amount equal to $1,000,000 plus the present value of the remaining retirement benefits due to Mr. Chrietzberg or the net at risk insurance portion of the proceeds, whichever is less, and the Bank shall be entitled to the remainder of such proceeds.

The Bank’s obligations under the Salary Continuation Agreement are not secured by any segregated amounts, but are informally funded by the purchase of single-premium life insurance policies.  The Bank did not incur any salary continuation expense in 2007, net earnings on the life insurance policies totaled $124,000 for the year.  The salary continuation expense accrued net of earnings on life insurance policies in 2006 and 2005 was $28,900, $28,900, respectively.  Based upon the current projected earnings of the insurance used to informally fund the Bank’s obligations under the Agreement, and the anticipated salary continuation expense to be booked, net of tax benefits, the Bank anticipates (based upon current tax laws and assumptions regarding the yield on alternative investment(s)) that the cost of the benefits to be provided under the agreement will not have a material adverse impact on the Bank’s net income after taxes in the future, although no assurance can be given in this regard.  The Surviving Income Agreement was terminated upon adoption of the amended Salary Continuation Agreement.

The Corporation did not grant any stock options under the Corporation’s 1998 Amended Stock Option Plan or the Northern California Bancorp 2007 Stock Option Plan during the year ended December 31, 2007.

The following table sets forth the number of shares of Common stock represented by outstanding stock options and stock awards held by each of the named executive officers as of December 31, 2007 under the Coporation’s 1998 Amended Stock Option Plan.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unerercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Charles T. Chrietzberg, Jr.	25,000	(1)	NONE	NONE	110,000	2/2/09	NONE	NONE	NONE	NONE
Timothy Leveque	—		NONE	NONE	N/A	N/A	NONE	NONE	NONE	NONE
Bruce N. Warner	—		NONE	NONE	N/A	N/A	NONE	NONE	NONE	NONE
Andre G. Herrera	—		NONE	NONE	N/A	N/A	NONE	NONE	NONE	NONE
Patricia D. Weber	1,500	(2)	NONE	NONE	4,500	3/20/08	NONE	NONE	NONE	NONE
	2,500	(2)	NONE	NONE	10,000	2/2/09	NONE	NONE	NONE	NONE

(1)  The vesting date for Mr. Chrietzberg’s options was February 2, 2004.

(2)  The vesting dates for Ms. Weber’s options were March 20, 2003 and February 2, 2004.

The following table sets forth certain information regarding the compensation, in thousands, paid to each director during 2007.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)
David A. Berhnal	20	(1)	None	None	None	None	None
Mark A. Briant	21	(2)	None	None	None	None	None
Charles T. Chrietzberg, Jr.	20	(3)	None	None	None	None	None
Sandra G. Chrietzberg	20	(4)	None	None	None	None	None
Stephanie G. Chrietzberg	20	(5)	None	None	None	None	None
Peter J. Coniglio	20	(6)	None	None	None	None	None
Carla S. Hudson	22	(7)	None	None	None	None	None
John M. Lotz	21	(8)	None	None	None	None	None

1.  Includes a retainer of $11,000 and $9,000 in fees for monthly Board of Director meetings.

2.  Includes a retainer of $11,000, $9,000 in fees for monthly Board of Director meetings and $1,000 in meeting fees for attendance as a member of the Audit Committee.

3.  Includes a retainer of $11,000 and $9,000 in fees for monthly Board of Director meetings.

4.  Includes a retainer of $11,000 and $9,000 in fees for monthly Board of Director meetings.

5.  Includes a retainer of $11,000 and $9,000 in fees for monthly Board of Director meetings.

6.  Includes a retainer of $11,000, $8,000 in fees for monthly Board of Director meetings and $1,000 in meeting fees for attendance as a member of the Audit Committee.

7.  Includes a retainer of $11,000, $9,000 in fees for monthly Board of Director meetings and $2,000 in meeting fees for attendance as chair member of the Audit Committee.

8.  Includes a retainer of $11,000, $9,000 in fees for monthly Board of Director meetings and $1,000 in meeting fees for attendance as a member of the Audit Committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

                To the knowledge of the management of the Company, the following shareholders own more than five percent (5%) of the outstanding common stock of the Company, its only class of voting securities.

	Amount and Nature of		Percent of
Name and Address	Beneficial Ownership		Class
Charles T. Chrietzberg, Jr.	748,874	(1)	40.03%
P.O. Box 1344
Carmel, CA 93921

David S. Lewis Trust	153,863		8.34%
13500 N. Rancho Vistoso #3560
Tucson, AZ 85755

Bruce N. Warner	114,530		6.20%
601 Munras Ave.
Monterey, CA 93940

(1)          Includes 25,000 shares subject to employee stock options and 18,414 shares held beneficially for Mr. Chrietzberg and Mrs. Chrietzberg in Individual Retirement Accounts where voting power is shared with the custodian of the account.  400,000 shares of the Common stock owned by Mr. Chrietzberg are pledged to secure a loan from an unaffiliated bank.

                The following table sets forth similar information regarding the beneficial ownership, both by numerical holding and percentage interest of each of the Company’s directors and all of its directors and executive officers as a group.  All addresses are in care of the Corporation at 601 Munras Ave. Monterey, CA  93940.

	Amount and			Shares
	Nature of			Subject to	Percent of
	Beneficial		Percent of	Purchase	Class without
Name	Ownership		Class	Options	Option Shares
Charles T. Chrietzberg, Jr.	748,874	(1)(2)(3)	40.03%	25,000	39.21%
Sandra G. Chrietzberg	748,874	(2)(3)	40.03%	25,000	39.21%
Stephanie G. Chrietzberg	26,640		1.44%	—	1.44%
Peter J. Coniglio	76,355	(4)(5)	4.11%	13,161	3.42%
Carla S. Hudson	39,899	(6)	2.16%	2,500	2.03%
John M. Lotz	11,395		0.61%	10,500	0.05%
Mark A. Briant	2,534	(7)	0.14%	—	0.14%
All Directors and Executive
Officers as a group	1,082,238	(8)	57.05%	51,161	55.86%

(1)

Includes 25,000 shares subject to his employee stock options. 400,000 shares of the Common stock owned by Mr. Chrietzberg are pledged to secure a loan from an unaffiliated bank. Should he default under such credit, the shares could be acquired by the lender, or sold pursuant to applicable terms of the Uniform Commercial Code, in a transaction that could result in a change of control of the Corporation. Such transaction may require approval under provisions of Federal and California change in bank control laws.

(2)

The shares include an aggregate of 18,414 shares held beneficially by Mr. Chrietzberg and Mrs. Chrietzberg in Individual Retirement Accounts, where voting power is also shared with the custodian of the account.

(3)	Includes shares of spouse pursuant to California’s community property laws.

(4)	Sole voting power.

(5)

Includes 13,161 shares subject to the respective director’s stock options. Of the remaining shares, 28,211 are held by Mr. Coniglio, 26,530 are held in a family trust controlled by Mr. Coniglio, as to which he has sole voting and investment power, while 8,453 shares are held by Hudson, Martin, Ferrante & Street, a partnership of which Mr. Coniglio is the managing partner, with voting and investment power.

(6)

Includes 2,500 shares subject to the respective director’s stock options. The remaining shares are held jointly with family members, other than 1,610 shares held in a corporate pension, as to which Ms. Hudson has voting and investment power.

(7)	Shares are held in a profit sharing plan, as to which Mr. Briant has voting and investment power.

(8)	Includes 176,541 shares held by executive officers who are not also directors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

                The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their associates.  Management of the Bank believes that these transactions have been (and those in the future are intended to be) on substantially the same terms, including interest rates, collateral and repayment terms on extensions of credit, as those prevailing at the same time for comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features.  Management does not believe that any such loans are outside the ordinary course of business.  The following table sets forth information on extensions of credit to directors, principal shareholders, officers and their related parties.

			Outstanding as of
	Maximum		December 31, 2007
		Percent of		Percent of
		Equity		Equity
Name	Amount	Capital	Amount	Capital
Peter J. Coniglio	$3,339	16.10%	$3,196	22.14%
Carla S. Hudson	300	2.42%	300	2.08%
John M. Lotz	5	0.03%	5	0.04%
David A. Bernhal	286	2.24%	278	1.93%
Mark A. Briant	420	2.94%	354	2.45%
Directors, Principal Shareholder, and Officers as a Group (10 in number)	$4,350	30.14%	$4,132	28.63%

Item 13. EXHIBITS AND REPORTS

A.            EXHIBITS

Item	Description
2	Plan of Merger and Merger Agreement, Monterey County Bank with Monterey
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
Filed as exhibit to Form 10KSB dated December 31, 2006
(11) First Amendment to the Monterey County Bank Supplemental Life Insurance Agreement
Dated October 31, 2006
Filed as exhibit to Form 10KSB dated December 31, 2006
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

B.            REPORTS

                    None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

Audit Fees. Aggregate fees billed by Hutchinson and Bloodgood for professional services rendered in connection with the audit of the Bank’s annual financial statements for the fiscal year ended December 31, 2007 and for the required review of the Bank’s financial statements included in its Form 10-QSB’s for that same year totaled $75,325.

Financial Information System Design and Implementation Fees. No fees were paid to Hutchinson and Bloodgood for financial information system design and implementation services rendered for the 2007 fiscal year.

All Other Fees. $2,900 was paid to Hutchinson & Bloodgood for all tax services rendered for the 2007 fiscal year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN CALIFORNIA BANCORP, INC.

Date:	March 26, 2008	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chief Executive Officer
and President

Date:	March 26, 2008	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer
and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Charles T. Chrietzberg, Jr.		March 26, 2008
Charles T. Chrietzberg, Jr.

Director

/s/ Sandra G. Chrietzberg		March 26, 2008
Sandra G. Chrietzberg	Director

/s/ Peter J. Coniglio		March 26, 2008
Peter J. Coniglio	Director

/s/ Carla S. Hudson		March 26, 2008
Carla S. Hudson	Director

/s/ John M. Lotz		March 26, 2008
John M. Lotz	Director

/s/ Mark A. Briant		March 26, 2008
Mark A. Briant	Director

/s/ Stephanie G. Chrietzberg		March 26, 2008
Stephanie G. Chrietzberg	Director

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

Years Ended December 31, 2007 and 2006

Independent Auditors’ Report

To the Board of Directors
Northern California Bancorp, Inc. and Subsidiary
Monterey, California

We have audited the accompanying consolidated balance sheets of Northern California Bancorp, Inc. and its wholly owned subsidiary, Monterey County Bank, as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern California Bancorp, Inc. and its wholly owned subsidiary, as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Watsonville, California

March 21, 2008

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(Dollars in Thousands, Except Share Data)

	2007	2006
ASSETS
Cash and due from banks	$8,063	$4,979
Federal funds sold	12,090	17,455
Total cash and cash equivalents	20,153	22,434
Time deposits with other financial institutions	—	1,000
Trading assets	1,224	1,762
Investment securities available for sale	36,801	15,286
Investment securities held to maturity, at cost (fair value approximates $8,105,000 in 2007; $7,280,000 in 2006)	7,869	7,012
Other investments	2,824	1,967
Loans held for sale	1,887	1,182
Loans, net of allowance for loan losses of $2,028,000 in 2007; $1,409,000 in 2006	166,861	128,868
Premises and equipment, net	4,874	4,613
Cash surrender value of life insurance	3,845	3,671
Interest receivable and other assets	7,527	2,775

Total assets	$253,865	$190,570

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non interest-bearing demand	$24,814	$30,079
Interest-bearing demand	15,600	17,262
Savings	5,487	5,326
Time less than $100,000	58,812	43,135
Time in denominations of $100,000 or more	62,620	35,826
Total deposits	167,333	131,628

Federal Home Loan Bank borrowed funds	52,500	34,750
Junior subordinated debt securities	8,248	8,248
Payable for investment securities purchased	5,225	—
Interest payable and other liabilities	6,125	3,542
Total liabilities	239,431	178,168

Commitments (Note 12)

Shareholders’ equity
Common stock, no stated par value, authorized: 2,500,000 shares, issued and outstanding: 1,845,918 and 1,721,715 shares at December 31, 2007 and 2006, respectively	5,502	5,060
Retained earnings	8,831	7,363
Accumulated other comprehensive income (loss)	101	(21)

Total shareholders’ equity	14,434	12,402

Total liabilities and shareholders’ equity	$253,865	$190,570

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2007, 2006, and 2005

(Dollars in Thousands, Except Share Data)

	2007	2006	2005
Interest income
Loans and fee income on loans	$14,442	$11,953	$9,562
Time deposits with other financial institutions	66	50	29
Investment securities	1,957	1,036	748
Federal funds sold	476	721	352
Total interest income	16,941	13,760	10,691

Interest expense
Interest-bearing transaction accounts	49	68	64
Savings and time deposit accounts	2,638	1,443	1,051
Time deposits in denominations of $100,000 or more	2,405	1,479	990
Notes payable and other borrowings	2,910	2,207	1,567
Total interest expense	8,002	5,197	3,672

Net interest income	8,939	8,563	7,019
Provision for loan losses	865	410	150
Net interest income, after provision for loan losses	8,074	8,153	6,869

Non-interest income
Service charges on deposit accounts	634	547	564
Income from sales and servicing of Small Business Administration loans	480	690	991
Gain on sale of Pacific Coast Bankers’ Bank Stock	—	1,313	—
Other income	3,222	4,627	2,807
Total non-interest income	4,336	7,177	4,362

Non-interest expenses
Salaries and employee benefits	4,049	3,854	3,282
Occupancy and equipment expense	866	790	665
Professional fees	165	149	141
Data processing	361	322	356
Other general and administrative	3,564	3,512	3,369
Total non-interest expenses	9,005	8,627	7,813

Income before tax provision	3,405	6,703	3,418
Income tax provision	1,476	2,866	1,489

Net income	$1,929	$3,837	$1,929

Earnings per common share

Basic	$1.08	$2.31	$1.20

Diluted	$1.03	$2.09	$1.00

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2007, 2006, and 2005

(Dollars in Thousands, Except Share Data)

				Accumulated
				Other
	Number of	Common	Retained	Comprehensive
	Shares	Stock	Earnings	Income (loss)	Total
Balance at December 31, 2004	1,608,019	$4,720	$2,526	$75	$7,321

Comprehensive income:
Net income for the year	—	—	1,929	—	1,929
Change in net unrealized gain on securities and other assets, net of reclassification adjustment and tax effect	—	—	—	(45)	(45)
Total comprehensive income					1,884

$.20 per share cash dividend	—	—	(326)	—	(326)
Repurchase of stock options	(3,795)	(15)	—	—	(15)
Exercise of stock options, including tax benefit	27,215	67	—	—	67

Balance at December 31, 2005	1,631,439	4,772	4,129	30	8,931

Comprehensive income:
Net income for the year	—	—	3,837	—	3,837
Change in net unrealized gain on securities and other assets, net of reclassification adjustment and tax effect	—	—	—	(51)	(51)
Total comprehensive income					3,786

$.35 per share cash dividend	—	—	(603)	—	(603)
Stock compensation expense, net of tax benefit	—	18	—	—	18
Exercise of stock options, including tax benefit	90,276	270	—	—	270

Balance at December 31, 2006	1,721,715	5,060	7,363	(21)	12,402

Comprehensive income:
Net income for the year	—	—	1,929	—	1,929
Change in net unrealized gain on securities and other assets, net of reclassification adjustment and tax effect	—	—	—	122	122
Total comprehensive income					2,051

$.25 per share cash dividend	—	—	(461)	—	(461)
Exercise of stock options, including tax benefit	124,203	442	—	—	442

Balance at December 31, 2007	1,845,918	$5,502	$8,831	$101	$14,434

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006, and 2005

(Dollars in Thousands, Except Share Data)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,929	$3,837	$1,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	293	277	241
Provision for loan losses	865	410	150
Realized (gain) loss on sales of available for sale securities and other investments, net	(216)	(1,308)	92
Amortization of deferred loan costs	372	334	224
Net amortization (accretion) of securities	(4)	(3)	7
Stock based compensation	—	18	—
Deferred income tax benefit	(91)	(32)	(179)
(Gain) loss on sale of equipment	—	12	(1)
Increase in cash surrender value of life insurance	(124)	(104)	(85)
(Increase) decrease in assets:
Trading assets	538	(735)	(224)
Loans held for sale	(705)	4,133	(776)
Interest receivable	(392)	(187)	(210)
Other assets	(4,361)	(465)	94
Increase in liabilities:
Interest payable	904	589	376
Other liabilities	1,748	357	665
Net cash provided by operating activities	756	7,133	2,303

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in time deposits with other financial institutions	1,000	—	(1,000)
Proceeds from maturity of investment securities	24,217	5,831	597
Purchase of investments	(41,863)	(8,575)	(6,020)
Net increase in loans	(70,019)	(43,118)	(60,467)
Loan purchases	(11,001)	(19,150)	(13,448)
Proceeds from loan sales	41,790	34,642	62,052
Proceeds from sale of equipment	—	49	1
Purchase of life insurance policies	(50)	(1,100)	—
Additions to bank premises and equipment	(547)	(584)	(2,379)
Net cash used by investing activities	(56,473)	(32,005)	(20,664)

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006, and 2005

(Dollars in Thousands, Except Share Data)

	2007	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	35,705	13,508	20,857
Proceeds from FHLB borrowings	20,500	12,000	10,000
Repayments of FHLB borrowings	(2,750)	(2,000)	(4,900)
Proceeds from exercise of stock options	442	270	67
Repurchase of common stock and stock options	—	—	(15)
Cash dividends paid on common stock	(461)	(603)	(326)
Net cash provided by financing activities	53,436	23,175	25,683

Net increase (decrease) in cash and cash equivalents	(2,281)	(1,697)	7,322

CASH AND CASH EQUIVALENTS, BEGINNING	22,434	24,131	16,809

CASH AND CASH EQUIVALENTS, ENDING	$20,153	$22,434	$24,131

OTHER CASH FLOW INFORMATION

Interest paid	$7,100	$3,296	$2,412

Income taxes paid	$1,262	$1,520	$815

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007 and 2006

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

The Corporation determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States of America. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Corporation consolidates voting interest entities in which it has all, or at least a majority of, the voting interest.  As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity.  A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.  The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE.  The Corporation’s wholly owned subsidiaries, Northern California Bancorp, Inc. Trust I and Northern California Bancorp, Inc. Trust II, are VIEs for which the Corporation is not the primary beneficiary.  Accordingly, the accounts of these entities are not included in the Corporation’s consolidated financial statements at December 31, 2007 and 2006.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 1.                             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
Years Ended December 31, 2007 and 2006

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
Years Ended December 31, 2007 and 2006

Note 1.                             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Sales and Servicing of SBA Loans (Continued)

The Bank’s investment in an SBA loan is allocated among the retained portion of the loan, excess servicing retained, and the sold portion of the loan, based on the relative fair market value of each portion at the time of loan origination, adjusted for payments and other activities.  Since the portion retained does not carry an SBA guarantee, part of the gain recognized on the sold portion of the loan is deferred and amortized as a yield enhancement on the retained portion of the loan.  Excess servicing fees are reflected as an asset which is amortized over an expected half life; in the event future prepayments are significant and future expected cash flows are inadequate to cover the unamortized excess servicing asset, additional amortization is recognized.

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

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 1.                             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans and Loan Fees (Continued)

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

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 1.                             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)

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

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 1.                             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loan Servicing (Continued)

The Bank estimates fair value based on the present value of estimated expected future cash flows using prepayment speeds and discount rates commensurate with the risks involved, and servicing costs determined on an incremental cost basis.

Capitalized mortgage servicing rights are reported in other assets and amortized to servicing revenue in proportion to, and over the period of, estimated future net servicing revenues of the underlying assets.  Impairment of mortgage servicing rights is assessed based on the fair value of those rights.  For purposes of measuring impairment, the rights are stratified based on the following predominant risk characteristics of the underlying loans: loan type, size, note rate, date of origination, term, and geographic location.  Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

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

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 1.                             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock Option Plans

Under the Corporation’s 1998 Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive stock options are granted at fair value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  Non-qualified stock options may be granted at prices not lower than 85% of the fair market value of the common stock on the date of grant.  The Board of Directors is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.  Under the Plan, 211,081 shares of common stock have been reserved for the granting of these options.  At December 31, 2007, 76,534 options were outstanding.  During 2007, no options were granted, and 124,203 options were exercised by officers, employees, and board members.  As of December 31, 2007, all options have been vested.

Under the Corporation’s 2007 Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive stock options are granted at fair value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  The Board of Directors is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.  Under the Plan, 300,000 shares of common stock have been reserved for the granting of these options.  At December 31, 2007, no options were issued or outstanding.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 1.                             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Option Plan (Continued)

The Corporation adopted the provisions of SFAS No. 123R, effective January 1, 2006, using the modified prospective method and began recording compensation expense associated with stock-based awards in accordance with SFAS No. 123R.  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense through the income statement based on their fair values at issue date. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow required under current guidelines.  Pre-tax stock-based compensation expense was $0 and $18,000 for the years ended December 31, 2007 and 2006.  There were no options granted during both of the years ended December 31, 2007 and 2006.

Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

The Corporation had applied Accounting Principles Board Opinion No. 25 and related Interpretations, in accounting for the stock option plan prior to January 1, 2006. Under APB Opinion No. 25, stock options issued under the Corporation’s stock option plan have no intrinsic value at the grant date, and therefore, no compensation cost is recognized for them.

The following table illustrates the effect on the Corporation’s reported net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation for the year ended December 31, 2005:

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 1.                             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Option Plan (Continued)

Reported net earnings	$1,929,300
Additional expense had the Corporation adopted SFAS No. 123	(52,400)
Related income tax benefit	22,000
Pro forma net earnings	$1,898,900

Earnings per share as reported:
Basic	$1.20
Diluted	$1.00
Pro forma earnings per share:
Basic	$1.18
Diluted	$1.11

The fair value of these options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for 2005: risk-free interest rate of 4.6%; dividend yield of 1.3%; expected option life of 4 years; and volatility of 20%.

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

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 1.                             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per share

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method.  The weighted average number of shares outstanding for basic earnings per share amounted to 1,785,812 for 2007, 1,658,675 for 2006, and 1,614,196 for 2005.  The weighted average number of shares outstanding for dilutive earnings per share amounted to 1,881,004 for 2007, 1,831,892 for 2006, and 1,923,532 for 2005.  The Corporation paid cash dividends of $.25, $.35, and $.20 per share in 2007, 2006 and 2005, respectively.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of SFAS Statement No. 109”).  FIN 48 is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged.  FIN 48 was issued to clarify the accounting for uncertainty in income taxes recognized in the consolidated financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The adoption of FIN 48 did not have an impact on the Corporation’s consolidated financial statements and results of operations.

In March of 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for servicing of financial assets. SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods: (1) the amortization of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss or (2) the reporting of servicing assets or liabilities at fair value at each reporting date and reporting changes in fair value in earnings in the period in which the changes occur. SFAS No. 156 also requires additional disclosures for all separately recognized servicing rights. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued consolidated financial statements, including interim consolidated financial statements, for any period of that fiscal year.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 1.                             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

SFAS No. 156 is effective the earlier of the date an entity adopts the requirements of SFAS No. 156, or as of the beginning of its first fiscal year beginning after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of SFAS No. 156.  The adoption of SFAS No. 156 did not have an impact on the Corporation’s consolidated financial statements and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, effective for the Corporation beginning on January 1, 2008, with earlier adoption permitted. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

This statement establishes a fair value hierarchy that distinguishes between valuations obtained from sources independent of the entity and those from the entity’s own unobservable inputs that are not corroborated by observable market data. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.  The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings or changes in net assets for the period. This statement encourages an entity to combine the fair value information disclosed under this statement with the fair value information disclosed under other accounting pronouncements, including SFAS 107, “Disclosures about Fair Value of Financial Instruments”, where practicable. The Corporation is currently assessing the impact of this guidance on its financial statements.

On September 7, 2006, the Task Force reached a consensus on EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”) and on March 15, 2007, the Task Force reached a consensus on EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements(“EITF 06-10”). The scope of these two issues relates to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements and for collateral assignment split-dollar life insurance arrangements, respectively.  EITF 06-4 and EITF 06-10 are both effective for fiscal years beginning after December 15, 2007, although early adoption is permitted.  The financial impact of adoption of EITF 06-04 and EITF 06-10 is estimated at $361,000.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 1.                             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” which is effective for the Corporation as of the beginning of the first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the fiscal year that begins on or after November 15, 2006, provided that the Corporation also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”.  The Corporation is currently evaluating the impact of adopting this Statement on the Bank’s financial statements.

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

The components of other comprehensive income (loss) and related tax effects for the years ended December 31, are as follows:

	2007	2006	2005
	(Dollars in thousands)
Unrealized holding gains (losses) on available for sale securities and other assets, net	$438	$(98)	$(82)
Reclassification adjustment for losses (gains) realized in income	(216)	5	—
Net unrealized gains (losses)	222	(93)	(82)
Tax effect	(100)	42	37

Net-of-tax amount	$122	$(51)	$(45)

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 1.                             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss) (Continued)

The components of accumulated other comprehensive income (loss) and related tax effects for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
	(Dollars in thousands)
Unrealized holding gains (losses) on available for sale securities	$163	$(79)
Unrealized holding gains on available for sale asset strip receivable	21	41
Tax effect	(83)	17

Net-of-tax amount	$101	$(21)

Advertising Costs

Advertising costs are charged to operations when incurred.  The amount expensed for advertising as of December 31, 2007, 2006, and 2005 was $164,000, $224,000, and $141,000, respectively.

Reclassification

Certain amounts have been reclassified in the 2006 and 2005 financial statements to conform to the 2007 presentation.

Note 2.                             CASH AND DUE FROM BANKS

The Corporation is required to maintain aggregate reserves (in the form of cash and deposits with the Federal Reserve Bank) to satisfy federal regulatory requirements.  At December 2007 and 2006, these reserve balances amounted to $790,000 and $1,184,000, respectively.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 3.                             TRADING ASSETS

At December 31, 2007 and 2006, the Corporation’s trading assets consisted of marketable equity securities in the amount of $1,224,000 and $1,762,000, respectively.

Note 4.                             INVESTMENT SECURITIES AND OTHER INVESTMENTS

The following is a comparison of amortized cost and approximate fair value of investment securities at December 31, 2007 and 2006:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	December 31, 2007
	(Dollars in thousands)
Securities Available for Sale
GNMA - Mortgage Backed Securities	$386	$—	$(1)	$385
State/Local Agency Securities	225	—	—	225
Government Agency Securities	36,027	179	(15)	36,191

Total securities available for sale	$36,638	$179	$(16)	$36,801

Securities Held to Maturity
State/Local Agency Securities	$7,869	$239	$(3)	$8,105

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 4.                             INVESTMENT SECURITIES AND OTHER INVESTMENTS (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	December 31, 2007
	(Dollars in thousands)
Other Investments, at cost
AT Services LLC	$20	$—	$—	$20
Federal Home Loan Bank stock, restricted	2,495	—	—	2,495
Metrocities Mortgage, LLC	10	—	—	10
Northern California Bancorp, Inc. Trust I	93	—	—	93
Northern California Bancorp, Inc. Trust II	155	—	—	155
The Independent Bankers’ Financial Corporation	51	—	—	51

Total other investments	$2,824	$—	$—	$2,824

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	December 31, 2006
	(Dollars in thousands)
Securities Available for Sale
GNMA - Mortgage Backed Securities	$641	$—	$(15)	$626
Government Agency Securities	14,724	2	(66)	14,660

Total securities available for sale	$15,365	$2	$(81)	$15,286

Securities Held to Maturity
State/Local Agency Securities	$7,012	$268	$—	$7,280

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 4.                             INVESTMENT SECURITIES AND OTHER INVESTMENTS (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	December 31, 2006
	(Dollars in thousands)
Other Investments, at cost
AT Services LLC	$20	$—	$—	$20
Federal Home Loan Bank stock, restricted	1,633	—	—	1,633
Metrocities Mortgage, LLC	10	—	—	10
Northern California Bancorp, Inc. Trust I	93	—	—	93
Northern California Bancorp, Inc. Trust II	155	—	—	155
The Independent Bankers’ Financial Corporation	50	—	—	50
MasterCard Inc. Class “B” Stock	6	—	—	6

Total other investments	$1,967	$—	$—	$1,967

The amortized cost and fair value of debt securities by contractual maturity date at December 31, 2007 follows:

	Available for Sale
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within one year	$1,000	$999
Due after five years through ten years	11,250	11,311
Due after ten years	24,002	24,106
GNMA - Mortgage Backed Securities	386	385
	$36,638	$36,801

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 4.                             INVESTMENT SECURITIES AND OTHER INVESTMENTS (Continued)

	Held to Maturity
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due after ten years	$7,869	$8,105

Proceeds from maturity and sales of investment securities for the years ended December 31, 2007, 2006, and 2005 were $24,217,000, $5,831,000, and $597,000, respectively.  Realized gains (losses) for the years ended December 31, 2007, 2006, and 2005 were $216,000, $1,312,000, and $(92,000), respectively.

On January 31, 2006, Monterey County Bank, a wholly owned subsidiary of Northern California Bancorp, Inc., sold its shares of common stock in Pacific Coast Banker’s Bancshares (“PCBB”).  The gross sales proceeds were $1,757,000. After subtracting the book value of $440,000, the resulting pretax gain was $1,313,000. The after tax gain will approximate $790,000. Monterey County Bank owned 3,699 shares of PCBB that sold for $475.00 per share less a $4,000 sales charge.

As a member of the Federal Home Loan Bank (FHLB) system, the Bank is required to maintain an investment in FHLB stock in an amount equal to the greater of 1% of its outstanding mortgage loans or 5% of advances from the FHLB. As of December 31, 2007 and 2006, the Bank had advances from the FHLB totaling $52,500,000 and $34,750,000, respectively. No ready market exists for FHLB stock, and it has no quoted market value. FHLB stock is evaluated for impairment based on an estimate of the ultimate recoverability of par value.

At December 31, 2007 and 2006, U.S. Government obligations with a carrying value of $31,576,000 and $15,286,000, respectively, were pledged to secure advances from the FHLB.

In December 2007, the bank purchased two debt securities totaling $5,225,000 that have settlement dates in January 2008.  The bank records their investment purchases as of the trade date and has recorded the corresponding payable for investment securities purchased of $5,225,000 at December 31, 2007.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 4.                             INVESTMENT SECURITIES AND OTHER INVESTMENTS (Continued)

Information pertaining to securities with gross unrealized losses at December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)
Securities Available for Sale:
GNMA - Mortgage Backed Securities	$385	$(1)	$—	$—	$385	$(1)
Government Agencies	2,147	(14)	1,000	(1)	3,147	(15)

Total	$2,532	$(15)	$1,000	$(1)	$3,532	$(16)

Securities Held to Maturity:
State/Local Agency Securities	$867	$(3)	$—	$—	$867	$(3)

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 4.                             INVESTMENT SECURITIES AND OTHER INVESTMENTS (Continued)

Information pertaining to securities with gross unrealized losses at December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)
Securities Available for Sale:
GNMA - Mortgage Backed Securities	$626	$(15)	$—	$—	$626	$(15)
Government Agencies	5,983	(6)	5,675	(60)	11,658	(66)

Total	$6,609	$(21)	$5,675	$(60)	$12,284	$(81)

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

On December 31, 2007, four securities had an unrealized loss with aggregate depreciation of 0.05% from the Bank’s amortized cost basis. On December 31, 2006, seven securities had an unrealized loss with aggregate depreciation of 0.65% from the Bank’s amortized cost basis. The unrealized losses relate to a mortgage backed security issued by federally sponsored agencies, which are fully secured by conforming residential loans, securities issued by agencies of the United States and securities issued by local government agencies.  Since the Bank has the ability to hold these securities until estimated maturity, no decline is deemed to be other than temporary.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 5.                             SALES AND SERVICING OF SBA LOANS

A summary of the activity of SBA loans follows:

	2007	2006	2005
	(Dollars in thousands)
SBA loans originated	$3,065	$3,645	$6,274
SBA loans sold	$1,933	$4,428	$7,945

A summary of income from SBA loans sold is as follows:

	2007	2006	2005
	(Dollars in thousands)
Income from premiums	$147	$350	$665
Income from servicing	333	340	326

Total SBA sales and servicing income	$480	$690	$991

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 6.                             LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of loan balances follows:

	2007	2006
	(Dollars in thousands)
Commercial and industrial	$28,310	$26,361
Construction	23,396	17,326
Real estate, mortgage	116,625	86,207
Installment	876	694
Government guaranteed loans purchased	32	39
	169,239	130,627
Allowance for loan losses	(2,028)	(1,409)
Deferred origination fees, net	(350)	(350)
Loans, net	$166,861	$128,868

An analysis of the allowance for loan losses follows:

	2007	2006	2005
	(Dollars in thousands)
Beginning balance	$1,409	$1,101	$963
Recoveries	4	7	2
Loans charged off	(250)	(109)	(14)
Provision for loan losses	865	410	150
Ending balance	$2,028	$1,409	$1,101

As of December 31, 2007 and 2006, there were $3,396,000 and $155,000 in impaired loans, respectively.  No additional amounts are committed to be advanced in connection with impaired loans.

During the years ended December 31, 2007 and 2006, the average recorded investment in impaired loans amounted to approximately $702,000 and $142,000, respectively.  At December 31, 2007 and 2006 there were $3,396,000 and $155,000 in impaired loans with an allowance of $212,000 and $31,000, respectively. If interest on non-accrual loans had been accrued, such income would have approximated $133,000 and $11,000 for 2007 and 2006, respectively.  There were no non-accrual loans at December 31, 2005.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 6.                             LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

As of December 31, 2007 and 2006, there were no loans past due ninety days or more and still accruing interest.

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balance of loans serviced for others was $109,294,000 and $101,138,000 at December 31, 2007 and 2006, respectively.

Note 7.                             PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of banking premises and equipment and their estimated useful lives follows:

			Estimated
	2007	2006	Useful Lives
	(Dollars in thousands)
Land	$1,174	$1,174
Building	1,808	1,808	40 years
Building improvements	1,114	897	40 years
Leasehold improvements	835	833	Lease term
Furniture and equipment	2,243	1,932	3-8 years
	7,174	6,644
Accumulated depreciation	(2,300)	(2,031)
	$4,874	$4,613

Depreciation and amortization expense for the years ending December 31, 2007, 2006, and 2005 amounted to $293,000, $277,000, and $241,000, respectively.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 8.                             DEPOSITS

At December 31, 2007, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)

2008	$67,675
2009	31,006
2010	18,965
2011	1,748
2012	1,964
Thereafter	74

$121,432

Note 9.                             JUNIOR SUBORDINATED DEBT SECURITIES

On March 27, 2003, the Corporation’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust I (“Trust I”) issued $3 million in cumulative Trust Preferred Securities.  The securities bear a floating rate of interest of 3.25% over the three month LIBOR rate, payable quarterly.  The effective rate at December 31, 2007 and 2006 was 8.49% and 8.62%, respectively.  Concurrent with the issuance of the Trust Preferred Securities, Trust I used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Corporation. The Corporation will pay interest on the Junior Subordinated Debentures to Trust I, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities.  The Corporation has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters.

The Trust Preferred Securities will mature on April 7, 2033, but can be redeemed under certain circumstances at a premium prior to April 7, 2008, and can be redeemed, in whole or in part, on any January 7, April 7, July 7 or October 7 occurring after April 7, 2008 at par.  The Corporation fully and unconditionally guarantees the obligations of Trust I, on a subordinated basis.

The Corporation received $2.91 million from Trust I upon issuance of the Junior Subordinated Debentures, of which $1 million was contributed by the Corporation to the Bank to increase its capital, $1.14 million was used to retire existing Corporation debt and the remainder was held as working capital.  Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I Capital and the remainder as Tier II Capital.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 9.                             JUNIOR SUBORDINATED DEBT SECURITIES (Continued)

On November 13, 2003, the Corporation’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust II (“Trust II”) issued $5 million in cumulative Trust Preferred Securities.  The securities bear a floating rate of interest of 2.85% over the three month LIBOR rate, payable quarterly.  The effective rate at December 31, 2007 and 2006 was 7.76% and 8.22%, respectively. Concurrent with the issuance of the Trust Preferred Securities, Trust II used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Corporation. The Corporation will pay interest on the Junior Subordinated Debentures to Trust II, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities.  The Corporation has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters.  The Trust Preferred Securities will mature on November 8, 2033, but can be redeemed under certain circumstances at a premium prior to November 8, 2008, and can be redeemed, in whole or in part, on any February 8, May 8, August 8 or November 8 occurring after November 8, 2008 at par.  The Corporation fully and unconditionally guarantees the obligations of Trust II on a subordinated basis.

The Corporation received $4.96 million from Trust II upon issuance of the Junior Subordinated Debentures, of which $2.5 million was contributed by the Corporation to the Bank to increase its capital and the remainder was held as working capital.

Issuance costs of $116,000 and $54,000 related to Trust I and Trust II, respectively have been capitalized and are being amortized over the 30-year life of the securities.

During the years ended December 31, 2007, 2006 and 2005 interest expense on Junior Subordinated Debentures totaled $696,000, $676,000, and $526,000, respectively.  The amortization of the issuance cost totaled $6,000 for each year ended December 31, 2007, 2006 and 2005, respectively.

Note 10.                      FUNDING SOURCES

The Bank has lines of credit from the Federal Home Loan Bank (FHLB) of San Francisco, Bank of the West, Pacific Coast Bankers’ Bank and The Independent Bank with remaining available borrowing capacity on December 31, 2007 of $4,236,000, $4,500,000, $6,000,000 and $5,000,000, respectively.  The Federal Home Loan Bank line of credit has a maximum borrowing capacity of 25% of the Bank’s total assets, adjusted quarterly.  The Federal Home Loan Bank line of credit is secured by a portion of the Bank’s real estate secured loans and securities at December 31, 2007.  At December 31, 2007, the total principal balance of pledged loans and securities was $41,309,000 and $31,576,000, respectively.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 10.                      FUNDING SOURCES (Continued)

At December 31, 2006, the total principal balance of pledged loans and securities was $33,464,000 and $15,286,000, respectively.

The following table provides information on seventeen FHLB advances outstanding at December 31, 2007.

	Fixed
Advance	Interest	Funding	Maturity
Amount	Rate	Date	Date
(Dollars in thousands)
$3,000,000	4.30%	06/17/05	06/17/10
2,500,000	4.88%	08/20/07	08/20/10
5,000,000	4.96%	11/14/05	11/15/10
2,250,000	4.75%	01/26/06	01/26/11
1,750,000	4.72%	01/26/06	01/26/11
1,500,000	5.52%	07/17/06	07/18/11
3,500,000	5.49%	07/17/06	07/18/11
1,000,000	5.22%	08/25/06	08/25/11
5,000,000	5.20%	07/30/07	07/30/12
3,000,000	4.85%	10/01/07	10/01/12
5,000,000	5.00%	09/18/07	09/18/14
1,000,000	7.72%	08/21/01	06/03/30
4,000,000	5.96%	08/02/04	07/28/34
5,000,000	5.63%	12/24/04	12/22/34
2,000,000	5.13%	05/04/05	05/01/35
2,000,000	5.31%	11/17/06	11/17/36
5,000,000	5.88%	06/29/07	06/29/37
$52,500,000

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

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 11.                      INCOME TAXES

Allocation of federal and California income taxes between current and deferred portions is as follows:

	2007	2006	2005
	(Dollars in thousands)
Current tax provision:
Federal	$1,099	$2,130	$1,218
California	468	768	450
	1,567	2,898	1,668
Deferred tax provision (benefit):
Federal	(259)	(117)	(213)
California	(110)	(50)	(41)
Increase in valuation allowance	278	135	75
	(91)	(32)	(179)
	$1,476	$2,866	$1,489

The differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2007	2006	2005
Statutory federal tax rate	34.00%	34.00%	34.00%
California taxes, net of federal tax benefit	7.20	7.20	7.20
Other, net	2.15	1.56	2.37
Effective tax rates	43.35%	42.76%	43.57%

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 11.                      INCOME TAXES (Continued)

The components of the net deferred tax asset, included in other assets, are as follows:

	2007	2006
	(Dollars in thousands)
Deferred tax asset
Federal	$1,194	$842
California	371	232

Total deferred tax asset	1,565	1,074
Valuation allowance	(823)	(545)

Net deferred tax asset	$742	$529

The tax effects of each type of income and expense items that give rise to deferred taxes are as follows

	2007	2006
	(Dollars in thousands)
Deferred tax assets (liabilities)
Net unrealized gain on securities	$310	$8
California franchise tax	100	182
Allowance for loan losses	860	601
Accrued salary continuation liability	383	383
Depreciation	(88)	(100)

Total deferred tax asset	1,565	1,074
Valuation allowance	(823)	(545)

Net deferred tax asset	$742	$529

The Bank establishes a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 12.                      COMMITMENTS

In the normal course of business, there are outstanding commitments that are not reflected in the consolidated financial statements.

Operating lease commitments

The Bank leases its branch offices in Carmel By-The-Sea, Carmel Valley, Pacific Grove and a Salinas branch office which is scheduled to open during the second quarter of 2008.  The Carmel By-The-Sea office has a five and one half year lease with four, five year options and commenced in April 2002.  The Carmel Valley building has a twenty-five year lease which commenced in March 1981 and an addendum to the lease executed in 2005 provides for two options to renew the lease for an additional 10 years each, and may be adjusted annually for changes in the Consumer Price Index.  The Pacific Grove building has a five-year lease with five, five-year options and commenced in April 1997.  The Salinas building has a five-year lease with four, five-year options and commenced in November 2007.      The Bank leases approximately 1,000 square feet at 321 Webster Street, Monterey, CA.  The 321 Webster Street lease has a term of three years commencing September 2000, with a three-year option.  An addendum to the lease was executed in 2004 and provided for two, five year options to extend the lease, which commenced in September 2006.  The Bank also leases certain equipment used in the normal course of business.

Rent expense for operating leases is included in occupancy and equipment expense and amounted to approximately $286,000, $275,000, and $286,000 in 2007, 2006, and 2005, respectively.

Effective April 1, 2000, the Bank entered into a five year sublease agreement to rent one of the units in the Carmel Valley branch, upon expiration of the sublease in 2005 the Bank elected to retain the space for its own use.  Sublease rental income for the year ending 2005 was approximately $27,000.

Effective July 1, 2002, the Bank entered into a five year and three months sublease agreement to rent one of the units in the Carmel-By-The-Sea branch.  The sublease was terminated in 2006 due to default for non-payment of rent.  Sublease rental income for the years ending 2006 and 2005 was approximately $24,000 and $40,000, respectively.  In 2007 approximately $18,000 in delinquent 2006 rent was collected.  The Bank has decided to retain the subleased portion of the facility for its own use.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 12.                      COMMITMENTS (Continued)

Future minimum lease commitments for all non-cancelable operating leases are as follows:

Year Ending	Minimum Lease
December 31	Commitments
2008	$363,500
2009	363,500
2010	363,500
2011	267,000
2012	168,700
$1,526,200

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

At December 31, 2007 and 2006, such commitments to extend credit were $20,794,000 and $35,434,000, respectively, of undisbursed lines of credit, undisbursed loans in process, and commitment letters.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 13.                      CONCENTRATION OF RISK

The Bank grants commercial, construction, real estate and installment loans to businesses and individuals primarily in the Monterey Peninsula area of Northern California.  Most loans are secured by business assets, and commercial and residential real estate. Real estate and construction loans held for investment represented 83% and 79% of total loans held for investment at December 31, 2007 and 2006, respectively.  The Bank has no concentration of loans with any one customer.

The Bank does have concentrations of loans in the real estate and accommodation and food services industries.  Loans held for investment in the real estate industry represented 28.49% and 35.65% of total loans held for investment at December 31, 2007 and 2006, respectively.  Loans held for investment in the accommodation and food services industry represented 17.85% and 16.58% of total loans held for investment at December 31, 2007 and 2006, respectively.

Note 14.                      OTHER INCOME AND OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other income for the years ended December 31, 2007, 2006, and 2005 totaled $3,222,000, $4,627,000, and $2,807,000, respectively.  Significant categories comprising other income were as follows:

	2007	2006	2005
	(Dollars in thousands)
Merchant discount fees	$2,423	$2,614	$2,343
Commercial banking broker fees	$21	$125	$412
Life insurance cash surrender value earnings	$126	$108	$80
Credit card marketing program income	$684	$1,308	$222
Stored value card marketing program income	$293	$75	$14
Trading asset activities	$(686)	$283	$(392)
Net gain (loss) realized on available for sale securities	$216	$(5)	$—

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 14.                      OTHER INCOME AND OTHER GENERAL AND ADMINISTRATIVE EXPENSES (Continued)

Other general and administrative expenses for the years ended December 31, 2007, 2006, and 2005 totaled $3,564,000, $3,512,000, and $3,369,000, respectively.  Significant categories comprising other general and administrative expenses were as follows:

	2007	2006	2005
	(Dollars in thousands)
Merchant credit processing expense	$2,028	$2,154	$2,050
Advertising	$164	$224	$141
Business development	$171	$124	$63
Insurance	$118	$111	$117
Stationary and supplies	$148	$123	$81

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2007 and 2006, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 15.                      MINIMUM REGULATORY CAPITAL REQUIREMENTS (Continued)

As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.  There are no conditions or events since the notification that management believes have changed the Bank’s category.  The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2007 and 2006 are also presented in the tables.

December 31, 2007
					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum		Corrective
			Capital		Action
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$23,849	12.6%	$15,108	8.0%	N/A	N/A
Monterey County Bank	$22,197	11.9%	$14,977	8.0%	$18,721	10.0%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	$17,429	9.2%	$7,554	4.0%	N/A	N/A
Monterey County Bank	$20,169	10.8%	$7,488	4.0%	$11,232	6.0%

Tier 1 Capital to Average Assets:
Consolidated	$17,429	7.4%	$9,410	4.0%	N/A	N/A
Monterey County Bank	$20,169	8.6%	$9,393	4.0%	$11,742	5.0%

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 15.                      MINIMUM REGULATORY CAPITAL REQUIREMENTS (Continued)

December 31, 2006
					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum		Corrective
			Capital		Action
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
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

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 17.                      STOCK OPTIONS AND STOCK DIVIDENDS

At December 31, 2007, options for the purchase of 76,534 shares of the Corporation’s common stock were outstanding and exercisable at prices ranging from $2.25 - $ 4.40.  The status of all stock options is as follows:

			Weighted
			Average
			Remaining
	Shares	Exercise Price Range	Contractual Life
Outstanding at December 31, 2005	293,140	$1.71 - $4.40	4 Years

Exercised	(90,276)	$1.71 - $4.00

Outstanding at December 31, 2006	202,864	$1.86 - $4.40	2.3 Years

Exercised	(124,203)	$1.86 - $3.30
Expired unexercised	(2,127)	$3.00

Outstanding at December 31, 2007	76,534	$2.25 - $4.40	2.2 Years

The weighted average exercise price was $3.56, $3.19, and $2.47 for the years ending December 31, 2007, 2006, and 2005, respectively.  No options were granted in both 2007 and 2006, the weighted average fair value of options granted during the year ending December 31, 2005 was $4.00.  All of the options are exercisable as of December 31, 2007.

There were no non-vested options at both December 2007 and 2006.

The intrinsic value of options exercised during the year ended December 31, 2007 was $912,000. The aggregate intrinsic values of stock options outstanding and exercisable at December 31, 2007 were $556,000. The aggregate intrinsic value represents the total pretax intrinsic value based on stock options with an exercise price less than the Corporation’s closing stock price of $11 as of December 31, 2007, which would have been received by the option holders had those option holders exercised those options as of that date.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 18.                      RELATED PARTY TRANSACTIONS

The Corporation has and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders, and their associates.  These transactions, including loans and deposits, are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others and do not involve more than the normal risk of collectibility or present other unfavorable features.

Aggregate loan transactions with related parties are approximately as follows:

(Dollars in thousands)

Balance as of December 31, 2005	$1,176
New loans	497
Advances on lines of credit	71
Repayments	(115)

Balance as of December 31, 2006	1,629
New loans	3,761
Advances on lines of credit	19
Repayments	(1,277)

Balance as of December 31, 2007	$4,132

Related party deposits totaled $1,103,000 and $259,000 at December 31, 2007 and 2006, respectively.

Note 19.                      EMPLOYEE BENEFIT PLANS

During 1995, the Corporation established an employee stock ownership plan (ESOP) to invest in the Corporation’s common stock for the benefit of eligible employees.  The Board of Directors determines the Corporation’s contribution to the plan.  Shares in the plan generally vest after seven years.  The Corporation did not contribute to the ESOP trust in 2007, 2006, or 2005.  There were no shares in the plan as of December 31, 2007.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 19.                      EMPLOYEE BENEFIT PLANS (Continued)

The Bank has a salary reduction plan under Section 401(k) of the Internal Revenue Code.  The plan covers substantially all full-time employees who have completed one year of service with the Bank.  Employees are allowed to defer up to 15% of their compensation subject to certain limits based on federal tax laws.  Under the provisions of the plan, the Bank’s contribution policy is discretionary.  The Bank initiated a matching contribution in 2001 of 100% of each employee’s contribution up to 6% of the employee’s compensation.  The Bank’s matching contributions in 2007, 2006, and 2005 totaled $114,000, $129,000, and $107,000, respectively.

Note 20.                      RESTRICTION ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation.  The total amount of dividends which may be paid by the Bank to the Corporation at any date is generally limited to the lesser of: (i) retained earnings; or (ii) the Bank’s net income for its last three fiscal years (less any distributions to the stockholders made during such period), and loans or advances are limited to 25% of the Bank’s primary capital plus the allowance for loan losses on a secured basis and 15% on an unsecured basis.

Note 21.                      SALARY CONTINUATION PLANS

The Corporation has established salary continuation plans, which provide for payments to a certain officer at retirement.  Included in other liabilities is $855,000 of deferred compensation related to the continuation plans at both December 31, 2007 and 2006.  The plans are funded through life insurance  policies that generate value to fund the future benefits.

Note 22.                      NON-CASH TRANSACTION

The Bank had non-cash transactions relating to the purchase of two debt securities totaling $5,225,000 for the year ended December 31, 2007.

The Bank had a non-cash transaction relating to the trade in of a vehicle of $13,000 for the year ended December 31, 2006.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

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

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 23.                      FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 23.                      FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments as of December 31, 2007 and 2006 are as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$20,153	$20,153	$22,434	$22,434
Time deposits with other financial institutions	—	—	1,000	1,000
Trading assets	1,224	1,224	1,762	1,762
Debt and Other Securities	47,108	47,345	23,639	23,789
GNMA - Mortgage Backed Security	385	385	626	626
Loans, held for sale	1,887	1,887	1,182	1,182
Loans, net	166,861	177,199	128,868	122,346
Accrued interest receivable	1,352	1,352	964	964

Financial Liabilities:
Deposits	167,333	167,017	131,628	131,437
Long-term debt	60,748	63,640	42,998	43,464
Accrued interest payable	2,250	2,250	1,346	1,346

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 24.                      NORTHERN CALIFORNIA BANCORP, INC. (PARENT CORPORATION ONLY)

The following are the financial statements of Northern California Bancorp, Inc. (Parent Corporation only) as of December 31, 2007 and 2006:

Balance Sheets	2007	2006
	(Dollars in thousands)
Assets
Cash and due from banks	$485	$143
Investment in common stock of Monterey County Bank	20,781	18,522
Investment securities - trading account	1,224	1,762
Investment in Metrocities Mortgage, LLC Stock	10	10
Investment in AT Services LLC Acquisition Corp.	20	20
Northern California Bancorp, Inc. Trust I	93	93
Northern California Bancorp, Inc. Trust II	155	155
Debt issue costs, net	144	150
Accounts receivable	4	4
	$22,916	$20,859
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$124	$124
Dividend payable	41	75
Deferred tax liability	69	10
Junior subordinated debt securities	8,248	8,248
Total liabilities	8,482	8,457
Shareholders’ equity	14,434	12,402
	$22,916	$20,859

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007 and 2006

Note 24.                      NORTHERN CALIFORNIA BANCORP, INC. (PARENT CORPORATION ONLY) (Continued)

Statements of Income	2007	2006	2005
	(Dollars in thousands)
Income:
Interest and fees on loans	$—	$—	$23
Gain on sale of securities	108	233	35
Gain (loss) on trading asset	(794)	50	(427)
Other	64	58	86

	(622)	341	(283)
Expense:
Interest	713	685	527
Other	72	54	54

	785	739	581

Loss before income taxes and equity in undistributed net income of subsidiary	(1,407)	(398)	(864)
Income tax benefit	(399)	(175)	(205)

	(1,008)	(223)	(659)
Equity in undistributed net income of subsidiary	2,937	4,060	2,588

Net income	$1,929	$3,837	$1,929

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

Note 24.                      NORTHERN CALIFORNIA BANCORP, INC. (PARENT CORPORATION ONLY) (Continued)

Statements of Cash Flows	2007	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$1,929	$3,837	$1,929
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed income of Monterey County Bank	(2,937)	(4,060)	(2,588)
Stock based compensation	—	18	—
(Increase) decrease in trading securities	538	(735)	(224)
Decrease in other assets	6	8	3
Increase in accrued expenses	—	18	31
Increase (decrease) in other liabilities	26	65	(7)
Net cash used by operating activities	(438)	(849)	(856)
Cash flows from investing activities:
Cash dividends received from subsidiary	800	625	—
Decrease in investments	—	120	52
Net cash provided by investing activities	800	745	52
Cash flows from financing activities:
Cash dividends paid on common stock	(462)	(603)	(326)
Exercise of stock options	442	270	67
Stock repurchase	—	—	(15)
Net cash used by financing activities	(20)	(333)	(274)

Net increase (decrease) in cash and cash equivalents	342	(437)	(1,078)
Cash and cash equivalents, beginning of year	143	580	1,658
Cash and cash equivalents, end of year	$485	$143	$580

