Form 10QSB
period 2008-03-31
NORTHERN CALIFORNIA BANCORP INC
filed 2008-05-14
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

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

As of May 5, 2008, the Corporation had 1,849,918 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):      Yes  ☐   No  ☒

PART I-FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
(in thousands except share data)	2008	2007
	(Unaudited)	(Audited)
ASSETS:
Cash and Due From Banks	$4,958	$8,063
Federal Funds Sold	11,065	12,090
Total Cash and Cash Equivalents	16,023	20,153
Trading Assets	986	1,224
Investment Securities, available for sale (Note 5)	62,966	36,801
Investment Securities, held to maturity at cost (fair value approximates $8,112 in 2008; $8,105 in 2007) (Note 5)	7,866	7,869
Other Investments (Note 6)	3,444	2,824
Loans Held for Sale, at lower of cost or market	117	1,887
Loans, net of allowance for loan losses of $2,029 in 2008; $2,028 in 2007 (Note 7)	167,456	166,861
Bank Premises and Equipment, Net	4,944	4,874
Cash Surrender Value of Life Insurance	3,875	3,845
Interest Receivable and Other Assets	3,305	7,527
Total Assets	$270,982	$253,865

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Non interest bearing demand	$28,600	$24,814
Interest-bearing demand	15,911	15,600
Savings	5,811	5,487
Time less than $100,000	72,261	58,812
Time in denominations of $100,000 or more	61,330	62,620
Total Deposits	183,913	167,333

Federal Home Loan Bank Borrowed Funds	56,500	52,500
Junior Subordinated Debt Securities	8,248	8,248
Payable for investment securities purchased	1,511	5,225
Interest Payable and Other Liabilities	6,063	6,125
Total Liabilities	256,235	239,431

Shareholders’ Equity:
Common Stock - No Par Value, authorized 2,500,000 Outstanding:1,849,918 in 2008 and 1,845,918 in 2007	5,514	5,502
Retained Earnings	9,388	8,831
Accumulated Other Comprehensive Income (Loss) (Note 8)	(155)	101
Total Shareholders’ Equity	14,747	14,434
Total Liabilities & Shareholders’ Equity	$270,982	$253,865

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE-MONTH PERIOD ENDING
	March 31
(in thousands except share data)	2008	2007
INTEREST INCOME:
Loans	$3,748	$3,290
Time deposits with other financial institutions	12	14
Investment securities	757	400
Federal funds sold	104	123
Total Interest Income	4,621	3,827

INTEREST EXPENSE:
Interest-bearing transaction accounts	12	13
Savings and time deposit accounts	842	530
Time deposits in denominations of $100,000 or more	771	473
Notes payable and other	864	624
Total Interest Expense	2,489	1,640

Net Interest Income	2,132	2,187
Provision for loan losses	—	—
Net interest income, after provision for loan losses	2,132	2,187

NON-INTEREST INCOME:
Service charges on deposit accounts	163	166
Income from sales and servicing of Small Business Administration Loans	165	182
Other income	1,461	978
Total non-interest income	1,789	1,326

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	1,105	1,077
Occupancy and Equipment Expense	238	206
Professional Fees	44	38
Data Processing	101	88
Other general and administrative	738	794
Total non-interest expense	2,226	2,203

Income before tax provision	1,695	1,310
Income tax provision	776	501
Net income	$919	$809

Earnings per common share
Basic	$0.498	$0.468
Diluted	$0.496	$0.435

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other Compre-
	Number of	Common	Retained	hensive Income
(in thousands except share data)	Shares	Stock	Earnings	(Loss)	Total

Balance at December 31, 2006	1,721,715	$5,060	$7,363	$(21)	$12,402

Comprehensive income:
Net income	—	—	1,929	—	1,929
Change in net unrealized gain on securities and other assets net of reclassification adjustment and tax effects	—	—	—	122	122
Total comprehensive income					2,051

$0.25 per share dividend	—	—	(461)	—	(461)
Exercise of stock options, net of tax benefit	124,203	442	—	—	442

Balance at December 31, 2007 (audited)	1,845,918	5,502	8,831	101	14,434
Cumulative effect – application of new accounting standard EITF 06-4 and EITF 06-10	—	—	(362)	—	(362)
	1,845,918	5,502	8,469	101	14,072
Comprehensive income:
Net income	—	—	919	—	919
Change in net unrealized gain on securities and other assets net of reclassification adjustment and tax effects	—	—	—	(256)	(256)
Total comprehensive income					663

Exercise of stock options, net of tax benefit	4,000	12	—	—	12

Balance at March 31, 2008 (unaudited)	1,849,918	$5,514	$9,388	$(155)	$14,747

NO0RTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(in thousands except share data)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$919	$809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	76	69
Realized (gain) loss on sales of available-for-sale securities, net	(229)	—
Amortization of deferred loan costs	85	71
Amortization (accretion) of discounts and premiums on investment securities, net	(31)	—
(Gain) loss on sale of equipment	—	(1)
Increase in cash surrender value of life insurance	(30)	(31)
(Increase) decrease in assets:
Trading assets	238	(163)
Loans held for sale	1,770	(853)
Interest receivable	73	(59)
Other assets	4,168	165
Increase (decrease) in liabilities:
Interest payable	(161)	219
Other liabilities	(263)	122
Net cash provided by operating activities	6,615	348

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity/sale of available for sale investment securities	31,909	1,081
Purchase of investments	(62,426)	(7,042)
Net increase in loans	(8,799)	(9,634)
Loan purchases	—	(1,750)
Loan sales	8,122	9,474
Proceeds from sale of equipment	—	1
Additions to bank premises and equipment	(143)	(291)
Net cash used by investing activities	(31,337)	(8,161)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	16,580	1,659
Proceeds from borrowings	4,000	—
Proceeds from exercise of stock options	12	269
Net cash provided by financing activities	20,592	1,928

Net decrease in cash and cash equivalents	(4,130)	(5,885)

CASH AND CASH EQUIVALENTS, BEGINNING	20,153	22,434

CASH AND CASH EQUIVALENTS, ENDING	$16,023	$16,549

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

Basis of Presentation

The interim condensed financial statements of Northern California Bancorp, Inc. and subsidiary (“Corporation”) are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Corporation for the interim periods.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008.  The year-end balance sheet data at December 31, 2007 was derived from the audited financial statements.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Corporation’s Form 10-KSB for the fiscal year ended December 31, 2007.

(NOTE 2) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but applies under other existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and, therefore, should be determined based on the assumptions that market participants would use in pricing that asset or liability. SFAS No. 157 also establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from independent sources and the Corporation’s own assumptions about market participant assumptions based on the best information available. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years with earlier adoption permitted.  The adoption of SFAS No. 157 did not have an impact on the Corporation’s consolidated financial statements and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 which is effective for financial statements issued for fiscal years beginning after November 15, 2007.

The adoption of SFAS No. 159 did not have an impact on the Corporation’s consolidated financial statements and results of operations.

On September 7, 2006, the Task Force reached a consensus on EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”) and on March 15, 2007, the Task Force reached a consensus on EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements(“EITF 06-10”). The scope of these two issues relates to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements and for collateral assignment split-dollar life insurance arrangements, respectively.  EITF 06-4 and EITF 06-10 are both effective for fiscal years beginning after December 15, 2007, although early adoption is permitted.  The Corporation adopted EITF 06-4 and EITF 06-10 effective as of January 1, 2008 as a change in accounting principle through a $362,000 cumulative-effect adjustment to retained earnings. Beginning January 1, 2008, a monthly charge to expense of approximately $9,143 is made to recognize the liability for future benefits.

(NOTE 3) STOCK BASED COMPENSATION

The Corporation records compensation expense associated with stock-based awards in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R) as interpreted by SEC Staff Accounting Bulletin No. 107. SFAS No. 123R supersedes APB No. 25, and amends SFAS No. 95 Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123, Accounting for Stock Based Compensation (SFAS No. 123).  However, SFAS No. 123R requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. No stock-based compensation expense was recorded for the three months ended March 31, 2008 and 2007, respectively.  The Corporation selected to use the modified prospective method of adopting SFAS 123R.  Thus, stock option expense is recognized only for options that vested after January 1, 2006.  Future compensation expense may be greater if additional stock options are granted by the Corporation.

Under the Corporation’s 1998 Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive stock options are granted at fair value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  Non-qualified stock options may be granted at prices not lower than 85% of the fair market value of the common stock on the date of grant.  The Board of Directors is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.  Under the Plan, 211,081 shares of common stock have been reserved for the granting of these options.  At March 31, 2008, 64,661 options were outstanding.  During 2008, no options were granted, and 4,000 options were exercised by officers, employees, and board members.  As of March 31, 2008, all options have been vested.

Under the Corporation’s 2007 Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive stock options are granted at fair value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  The Board of Directors is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.  Under the Plan, 300,000 shares of common stock have been reserved for the granting of these options.  At March 31, 2008, no options were issued or outstanding.

Pre-tax stock-based compensation expense was $0 for the three months ended March 31, 2008 and 2007, respectively. There were no options granted during the three months ended March 31, 2008 or 2007.

(NOTE 4) EARNINGS PER SHARE

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

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

	Earnings per share Calculation
	For the three months ended March 31
	2008			2007
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$919	1,846,885	$0.498	$809	1,728,657	$0.468

Effect of dilutive shares assumed exercise of outstanding options	—	5,119	(0.002)	—	133,486	(0.033)

Diluted earnings per share	$919	1,852,004	$0.496	$809	1,862,143	$0.435

	March 31	December 31
	2008	2007
	(Unaudited)	(Audited)
(NOTE 5) INVESTMENT SECURITIES:
Available for sale:
Government National Mortgage Association	$—	$385
State/Local Agency	8,686	225
U.S. Government Agencies	54,280	36,191
	$62,966	$36,801

Held to maturity:
State/Local Agency	$7,866	$7,869

(NOTE 6) OTHER INVESTMENTS
AT Services LLC	$20	$20
Federal Home Loan Bank stock, restricted	2,689	2,495
Independent Bankers Financial Corporation	51	51
Metrocities Mortgage, LLC	10	10
Northern California Bancorp, Inc. Trust I	93	93
Northern California Bancorp, Inc. Trust II	155	155
Visa, Inc.	426	—
	$3,444	$2,824

(NOTE 7) LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES:

Commercial and Industrial	$30,657	$28,310
Construction	23,230	23,396
Real Estate - Mortgage	115,021	116,625
Installment	910	876
Government Guaranteed Loans Purchased	30	32
	169,848	169,239
Allowance for loan losses	(2,029)	(2,028)
Deferred origination fees, net	(363)	(350)
Net Loans	$167,456	$166,861

Balance at Beginning of Period	$2,028	$1,409
Recoveries	1	4
Provision for Possible Loan Losses	—	865
Loans Charged Off	—	(250)
Balance at End of Period	$2,029	$2,028

(NOTE 8) COMPREHENSIVE INCOME (LOSS):

The components of other comprehensive income and related tax effects for the three month period ended March 31, 2008 and the year ended December 31, 2007 are as follows:

	March 31	December 31
	2008	2007
	(Unaudited)	(Audited)
Unrealized holding gains (losses) on available for sale securities and other assets, net	$(237)	$438
Reclassification for gains realized in income	(229)	(216)
Net unrealized gains (losses)	(466)	222
Tax effect	210	(100)

Net-of-tax amount	$(256)	$122

The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

	March 31	December 31
	2008	2007
	(Unaudited)	(Audited)
Unrealized holding gains (losses) on available for sale securities	$(326)	$163
Unrealized holding gains on available for sale asset strip receivable	44	21
Tax effect	127	(83)

Net-of-tax amount	$(155)	$101

(NOTE 9) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	March 31
	2008	2007
Payments during the period ending:
Interest	$2,600	$1,295
Income Taxes	$846	$279

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Corporation’s financial statements and accompanying notes.  Management believes that the judgments, estimates and assumptions used in preparation of the Corporation’s financial statements are appropriate given the factual circumstances as of March 31, 2008.

Various elements of the Corporation’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Corporation’s results of operation.  In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Corporation’s financial statements to those judgments, estimates and assumptions, is critical to an understanding of the Corporation’s financial statements.  This policy relates to the methodology that determines the Corporation’s allowance for loan losses.  Management has discussed the development and selection of this critical accounting policy with the Corporation’s Audit Committee of the Board of Directors.  Although Management believes the level of the allowance at March 31, 2008 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time.  For further information regarding the allowance for loan losses see “Provision and Allowance for Loan Losses” included elsewhere herein.

OVERVIEW

The following discussion reviews and analyzes the operating results and financial condition of the Corporation, focusing on the Bank.  It should be read in conjunction with the financial statements and the other financial data presented elsewhere herein.

For the three months ended March 31, 2008 net income was $919,000, compared to $809,000 for the same period in 2007.  For the three months ended March 31, 2008 net interest income after provision for loan losses decreased $55,000, total non-interest income increased

$463,000, non-interest expense increased $23,000 and the income tax provision increased $275,000.

The following table sets forth certain selected financial ratios of the Corporation for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31
	2008	2007
Summary of Operating Results:

Total interest income	$4,621	$3,827
Total interest expense	2,489	1,640
Net interest income	2,132	2,187

Provision for possible loan losses	—	—
Net interest income after provision for loan losses	2,132	2,187

Total non-interest income	1,789	1,326
Total non-interest expense	2,226	2,203

Income before taxes	1,695	1,310
Provision for income taxes	776	501

Net income	$919	$809

Per Common Share Data:

Net income - Primary (1)	$0.498	$0.468
Net income - Diluted (2)	0.496	0.435
Book value, end of period	7.97	7.53
Avg shares outstanding (3)	1,846,885	1,728,657
Balance Sheet Data:
Total loans, net of unearned income (4)	$167,573	$132,742
Total assets	270,982	193,671
Total deposits	183,913	133,287
Stockholders’ equity	14,747	13,502

	Three Months Ended March 31
	2008	2007
Selected Financial Ratios:

Return on average assets (5) (6)	1.41%	1.73%
Return on average stockholders’ equity (5) (6)	24.83%	25.09%
Net interest spread	2.94%	4.47%
Net yield on interest earning assets (5)	3.51%	5.14%
Avg shareholders’ equity to average assets (5)	5.67%	6.88%
Risked-Based capital ratios
Tier 1	9.68%	10.76%
Total	13.14%	14.71%
Total loans to total deposits at end of period (4)	91.11%	99.59%
Allowance for loan losses to total loans at end of period (4)	1.19%	1.05%
Nonperforming loans to total loans at end of period (4)	2.08%	0.12%
Net charge-offs to average loans (4)	0.00%	0.00%

(1)   Basic earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year.  The weighted average number of common shares used for this computation was 1,846,885 and 1,728,657 for March 31, 2008 and 2007, respectively.

(2)          Diluted earnings per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,852,004 and 1,862,143 for March 31, 2008 and 2007, respectively.

(3)   Weighted average common shares.

(4)   Includes loans being held for sale.

(5)   Averages are of daily balances.

(6)   March 31, 2008 calculated on an annualized basis.

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

Net interest income for the three months ended March 31, 2008 was $2,132,000 compared to $2,187,000 for the same period in 2007.  The decrease of $55,000 resulted primarily from the decline in loan rates as shown on page 16 in the rate and volume analysis table.

The following tables show the components of the Bank’s net interest income, setting forth, for each of the three months ended March 31, 2008 and 2007, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v) the net interest yield on average interest-earning assets (i.e., net interest income divided by average interest-earning assets).  Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on municipal bonds of $59,000 and $37,000 for the three months ended March 31, 2008 and 2007, respectively.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

DISTRIBUTION, RATE AND YIELD ANALYSIS OF NET INTEREST INCOME:

The following table shows the consolidated average balances of earning assets, and interest-bearing liabilities; the amount of interest income and interest expense; the average yield or rate for each category of average interest-earning assets and average interest-bearing liabilities; and the net interest income and the net interest spread for the periods indicated:

	Three Months Ended March 31,			Three Months Ended March 31,
	2008			2007
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans	$172,284	$3,698	8.59%	$130,718	$3,290	10.07%
Time deposits - in other banks	1,478	12	3.34%	1,144	14	4.79%
Invest securities - taxable	45,867	626	5.46%	23,118	295	5.10%
Invest securities - nontaxable	11,060	189	6.84%	7,011	118	6.72%
Federal funds sold	12,879	104	3.23%	9,190	123	5.37%
Total interest-earning assets	243,568	4,629	7.60%	171,181	3,840	8.97%

Allowance for credit losses	(2,029)			(1,409)
Non-interest bearing assets:
Cash and due from banks	7,374			6,491
Premises and equipment	4,897			4,728
Accrued interest receivable	1,174			1,016
Other assets	5,970			5,560
Total average assets	$260,954			$187,567

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand	$13,586	$9	0.26%	$14,434	$9	0.25%
Money market savings	1,695	3	0.73%	2,000	4	0.72%
Savings deposits	6,276	17	1.06%	4,724	12	0.99%
Time deposits >$100M	61,693	771	5.00%	37,724	473	5.01%
Time deposits <$100M	66,884	826	4.94%	43,927	519	4.73%
Other Borrowing	63,737	864	5.43%	42,998	624	5.81%
Total interest-bearing liabilities	213,871	2,490	4.66%	145,807	1,641	4.50%

Non-interest bearing liabilities:
Noninterest-bearing checking	26,197			25,273
Accrued interest payable	2,022			1,375
Other liabilities	4,059			2,211
Total Liabilities	246,149			174,666
Total shareholders equity	14,805			12,901
Total average liabilities and shareholders equity	$260,954			$187,567
Net interest income		$2,139			$2,199
Interest income as a percentage of average earning assets			7.60%			8.97%
Interest expense as a percentage of average earning assets			4.09%			3.83%
Net yield on interest earning assets			3.51%			5.14%

Net interest spread			2.94%			4.47%

Rate and Volume Analysis:

The following tables show the increase or decrease in interest income, interest expense and net interest income, resulting from changes in rates and volumes, for the three months ended March 31, 2008 compared with the same period in 2007.

	Increase (decrease) in the three months ended
	March 31, 2008 compared with March 31, 2007
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$1,046	$(638)	$408
Time deposits - in other banks	3	(5)	(2)
Invest securities - taxable	289	42	331
Invest securities - nontaxable	68	3	71
Federal funds sold	50	(69)	(19)
	1,456	(667)	789

Increase (decrease) in interest expense:
Money market savings	(1)	0	(1)
Savings deposits	4	1	5
Time deposits >$100M	300	(2)	298
Time deposits <$100M	271	36	307
Other Borrowing	301	(61)	240
	875	(26)	849
Increase (decrease) in net interest income:	$581	$(641)	$(60)

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

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At March 31, 2008 and 2007 the Bank’s allowance stood at 1.19 percent and 1.05 percent, respectively.

No provisions were made to the allowance during the three months ended March 31, 2008 or 2007.  No loans were charged off during the three months ended March 31, 2008 and March 31, 2007.  Recoveries for the same periods were $1,000 and $0, respectively.

The Bank’s non-performing (delinquent 90 days or more and on non-accrual) loans as a percentage of total loans were 2.01 percent and 0.12 percent as of the end of March 31, 2008 2007, respectively.  The significant increase in non-accrual loans consisted of a single $3,200,000 real estate loan participation purchased.  The property securing the loan was acquired through a foreclosure sale April 29, 2008.  We do not at this time anticipate any material loss due to expressions of interest by two entities in purchasing the property.

Non-Interest Income

Total non-interest income for the three months ended March 31, 2008 was $1,789,000 compared with $1,326,000 for the same period in 2007.  The increase of $463,000 primarily resulted from income of $694,000 related to the Visa, Inc. initial public stock offering and increases in merchant credit card income of $26,000, sales and servicing of Small Business Administration Loans of $66,000 and gains on sale of securities of $229,000; partially offset by a mark to market loss of $294,000 in the trading assets compared with a $110,000 gain during the same period in 2007 and a decrease in discount accretion on Small Business Administration loans sold of $106,000.

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

Non-Interest Expense

Salary and benefits expense for the three months ended March 31, 2008 increased $28,000 compared with the same period in 2007.  The increase was due to merit pay increases and the addition, in March, of four employees to staff the Salinas branch office scheduled to open during the second quarter.

Total occupancy and equipment expense for the three months ended March 31, 2008 was $238,000 compared to $206,000 for the same period in 2007.  The increase was primarily due to rental expense for the Salinas branch office.

Professional fees for the three months ended March 31, 2008 were $44,000 compared to $38,000 for the same period in 2007.

Data processing expense for the three months ended March 31, 2008 was $101,000 compared to $88,000 for the same period in 2007.  The increase of $23,000 was due to one time charges for the implementation of branch image capture of items, image cash letter processing and communication network design for the Salinas branch office.

Other general and administrative expenses for the three months ended March 31, 2008 totaled $738,000 compared with $794,000 for the same period in 2007, which is a decrease of $56,000.  Significant changes occurred in the following categories; increases occurred in merchant credit card processing expense of $45,000, FDIC insurance premiums of $26,000 and business development of $11,000; while decreases occurred in director fees of $17,000, advertising expense of $15,000, donations of $25,000 and other losses of $11,000. Included in the Visa, Inc. initial public offering transaction was the reversal of a litigation reserve, established in 2007, of $110,000 representing the Bank’s share of the liability associated with the settlement by VISA of litigation brought by American Express and Discover.

Provision for Income Taxes

The tax provision was $776,000 for the first quarter ended March 31, 2008 compared to tax provision of $501,000 for the first quarter ended March 31, 2007, representing 45.78% and 38.21% of pre-tax income for those periods.  The amount of the tax provision is determined by applying the Corporation’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income; increases in the cash surrender value of bank-owned life insurance, certain other expenses that are not allowed as tax deductions, and tax credits.

LOANS

Loans represented 70.73% of average earning assets, and 66.02% of average total assets for the three months ended March 31, 2008 compared with 76.36% and 69.69%, respectively during 2007. For the three months ended March 31, 2008, average loans increased 31.80% from $130,718,000 for the same period in 2007 to $172,284,000.  Average real estate loans increased $28,680,000 (33.47%), average construction loans increased $5,444,000 (30.01%), average commercial loans increased $7,132,000 (27.11%), and average installment loans increased $310,000 (54.11%).

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

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”):

	Three months as of March 31,		Twelve months as of December 31,
	2008	2007	2007
	(Dollars in thousands)

Accruing, past due 90 days or more:

Real Estate	$—	$—	$—
Commercial	—	—	—
Installment	—	—	—
Other	—	—	—
Total accruing	—	—	—

Nonaccrual loans:

Real Estate	3,200	—	3,200
Commercial	115	—	41
Installment	175	155	155
Other	—	—	—
Total nonaccrual	3,490	155	3,396

Total nonperforming	$3,490	$155	$3,396

Total loans end of period	$167,572	$132,742	$171,126

Ratio of nonperforming loans to total loans at end of period	2.08%	0.12%	1.98%

Subsequent Event

The Company previously reported the transfer of a $3.2 million loan participation purchased to non-accrual status on October 23, 2007 when it was informed by the originating bank that it had placed the loan on non-accrual status.   On April 29, 2008 the collateral securing the loan was acquired through a foreclosure sale.  The originating bank has received expressions of interest in purchasing the foreclosed property from two entities.  Management does not at this time anticipate any material loss.

Summary of Loan Loss Experience

			As of the
	As of the period		Year ended
	Ended March 31,		December 31,
	2008	2007	2007
	(Dollars in thousands)

Average loans outstanding	$172,284	$130,718	$146,944

Allowance, beginning of period	$2,028	$1,409	$1409

Loans charged off during period:
Commercial	—	—	249
Installment	—	—	1
Real Estate	—	—	—
Other	—	—	—
Total charge offs	—	—	250

Recoveries during period:
Commercial	1	—	—
Installment	—	—	—
Real Estate	—	—	—
Other	—	—	4
Total recoveries	1	—	4

Net loans charged off during the period	(1)	—	246

Additions to allowance for possible loan losses	—	—	865

Allowance, end of period	$2,029	$1,409	$2,028
Ratio of net loans charged off to average loans outstanding during the period	0.00%	0.00%	0.17%
Ratio of allowance to total loans at end of period	1.19%	1.05%	1.19%
Ratio of allowance for loan losses to non-performing loans at end of period	58.14%	909.03%	59.72%

Deposits

Average deposits for the three months ended March 31, 2008 were $176,331,000 an increase of 37.67% compared with the same period in 2007.  Average certificates of deposit represented 72.92% of average deposits for the three months ended March 31, 2008 compared with 63.75% for the same period in 2007.  Average interest bearing checking, money market and savings accounts as a group were 12.23% of average deposits for the three months ended March 31, 2008 compared with 16.52% for the same period in 2007.  Average demand deposits represented 14.86% of average deposits for the three months ended March 31, 2008 compared with 19.73% for the same period in 2007.

The following table sets forth the scheduled maturities of the Company’s time deposits in denominations of $100,000 or greater at March 31, 2008:

Maturities of Time Deposits of

$100,000 or More

(Dollars in Thousands)

Three months or less	$14,063
Over three months through six months	5,979
Over six months through twelve months	16,398
Over twelve months	24,890
Total	$61,330

Borrowing

The Bank has lines of credit from the Federal Home Loan Bank (FHLB) of San Francisco, Bank of the West, Pacific Coast Bankers’ Bank and The Independent Bank with remaining available borrowing capacity on March 31, 2008 of $4,917,000 (based on pledged collateral), $4,500,000, $6,000,000 and $5,000,000, respectively.  The Federal Home Loan Bank line of credit has a maximum borrowing capacity of twenty five percent (25%) of the Bank’s total assets, adjusted quarterly.  The Federal Home Loan Bank line of credit is secured by a portion of the Bank’s real estate secured loans and securities at March 31, 2008.  The total principal balance of pledged loans was $37,289,000 and securities of $52,577,000.  The following table provides information on eighteen FHLB advances totaling $56,500,000 and outstanding at March 31, 2008.

		Funding	Maturity
Amount	Rate	Date	Date
$3,000,000	4.30%	6/17/05	6/17/10
2,500,000	4.88%	8/20/07	8/20/10
5,000,000	4.96%	11/14/05	11/15/10
4,000,000	2.70%	1/24/08	1/24/11
2,250,000	4.75%	1/26/06	1/26/11
1,750,000	4.72%	1/26/06	1/26/11
1,500,000	5.52%	7/17/06	7/18/11
3,500,000	5.49%	7/17/06	7/18/11
1,000,000	5.22%	8/25/06	8/25/11
5,000,000	5.20%	7/30/07	7/30/12
3,000,000	4.85%	10/1/07	10/1/12
5,000,000	5.00%	9/18/07	9/18/14
1,000,000	7.72%	6/1/00	6/3/30
4,000,000	5.96%	8/2/04	7/28/34
5,000,000	5.63%	12/24/04	12/22/34
2,000,000	5.13%	5/4/05	5/1/35
2,000,000	5.31%	11/17/06	11/17/36
5,000,000	5.88%	6/29/07	6/29/37
$56,500,000

The Bank of the West, Pacific Coast Bankers’ Bank and The Independent Bank lines of credit are unsecured.  The Bank did not utilize any overnight borrowings in 2008 or 2007.

The Bank has a letter of credit in the amount of $330,000, expiring April 17, 2011, issued by Federal Home Loan Bank of San Francisco, which is used to secure local agency deposits.  The beneficiary of the letter of credit is the Administrator of Local Agency Security, Department of Financial Institutions.

Capital Resources

The Corporation maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends.  At March 31, 2008, stockholders’ equity was $14,747,000 versus $14,434,000 at December 31, 2007.  The Corporation paid cash dividends to shareholders of $0 and $.25 for the 3 months ended March 31, 2008 and for the year ended December 31, 2007, respectively.  The Bank paid cash dividends to the Corporation of $0 and $800,000 for the 3 months ended March 31, 2008 and for the year ended December 31, 2007, respectively.

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

In general, the risk-based capital guidelines provide detailed definitions of which obligations will be treated as capital, and assign different weights to various assets and off-balance sheet items, depending upon the perceived degree of credit risk associated with each asset.  Each asset is assigned to one of four risk-weighted categories.  For example, 0 percent for cash and unconditionally guaranteed government securities; 20 percent for deposits with other banks and fed funds; 50 percent for state bonds and certain residential real estate loans; and 100 percent for commercial loans and other assets.  Capital is categorized as either Tier 1 capital, consisting of common stock and retained earnings (or deficit), or Tier 2 capital, which includes limited-life preferred stock and allowance for loan losses (subject to certain limitations).  The guidelines also define and set minimum capital requirements (risk-based capital ratios), which increased over a transition period, ended December 31, 1992.  Under the final 1992 rules, all banks were required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 capital to total risk-adjusted assets capital ratio of 11.19% and 12.65% at March 31, 2008 and 2007, respectively.  The Bank’s Tier 1 capital exceeds the minimum regulatory requirement by $13,502,000.  The Bank had a Total Risk-Based capital to risk-adjusted assets ratio of 12.27% and 13.62% at March 31, 2008 and 2007, respectively.  The Bank’s Total Risk-Based capital exceeds the minimum regulatory requirement by $7,957,000.

The Tier 1 leverage capital ratio guidelines require a minimum leverage capital ratio of 4% of Tier 1 capital to total assets less goodwill.  The Bank had a leverage capital ratio of 8.07% and 10.16% at March 31, 2008 and 2007, respectively.  The Bank’s Tier 1 leverage capital exceeds the minimum regulatory requirement by $10,639,000.

Under regulatory guidelines, the $8 million in Trust Preferred Securities outstanding qualify as Tier 1 capital up to 25% of Tier 1 capital.  Any additional Trust Preferred Securities will qualify as Tier 2 capital.

The Corporation’s Board of Directors approved a stock repurchase program pursuant to which the Corporation, from time to time and at management’s discretion, may repurchase up to $500,000 of the Corporation’s outstanding shares.  At prevailing market prices on the date of the approval, approximately 62,500 shares (or about 3.38% of its 1,849,918 shares of common stock currently outstanding) could be purchased pursuant to the Board’s approval.  No time limit was set for completion of the program.

Liquidity

Liquidity represents a bank’s ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs.  For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings.  In addition, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank of San Francisco of approximately $61,747,000, based on twenty five per cent of the Bank’s total assets as reported in the most recent quarterly Consolidated Reports of Condition and Income for a bank with Domestic Offices Only. The line of credit is subject to pledging of acceptable collateral.  Additionally the Bank has unsecured federal funds lines of credit with Bank of the West, Pacific Coast Bankers’ Bank and The Independent Bank of $4,500,000, $6,000,000 and $5,000,000, respectively; to meet temporary liquidity requirements.  Available borrowing capacities on March 31, 2008 were $4,500,000, $6,000,000 and $5,000,000, respectively.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets (“total liquidity”). Additionally the Bank maintains secondary sources of liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s total liquidity at March 31, 2008 and 2007 was 32.46% and 24.21%, respectively, while its average loan to deposit ratio for such years was 97.70% and 102.06%, respectively.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors.  Additionally, deposits on which a financial institution pays an interest rate significantly higher than prevailing rates are considered to be brokered deposits.  Federal law and regulation restricts banks from soliciting or accepting brokered deposits, unless the bank is well capitalized under Federal guidelines.  The Bank had no brokered deposits at March 31, 2008 compared with approximately $3,665,000 or 2.74% of total deposits at March 31, 2007.  None of the Bank’s brokered deposits paid an interest rate significantly higher than prevailing rates.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  The following table shows the affect on net interest income of an upward or downward 100 and a 200 basis point rate shocks at March 31, 2008.

Rate Shock Increase(Decrease) in Basis Points	Percent Increase(Decrease) in Net Interest Income	Asset/Liability Policy Limits for Increase(Decrease) in Net Interest Income
100	5.5%	10.0%
(100)	(6.1)%	(10.0)%
200	11.0%	20.0%
(200)	(12.2)%	(20.0)%

Investment Securities

The Corporation maintains a trading account, at fair value, consisting of marketable securities.  At March 31, 2008 and 2007 the account value was $986,000 and $1,925,000, respectively.  The Corporation has investments of $20,000 in AT Service LLC, which provides title insurance services for commercial, industrial and residential properties, as well as other real estate related financial and informational services, including escrow, real estate information, trustee sale guarantees and real estate tax exchanges, and $10,000 in Metrocities Mortgage, LLC.  In addition the Corporation has investments in Northern California Bancorp Trust I of $93,000 and Northern California Bancorp Trust II of $155,000. These are special-purpose trust subsidiaries which were formed to facilitate the issuance of trust preferred securities.

The following table sets forth the book and market value of the investment securities at March 31, 2008:

	INVESTMENT PORTFOLIO MIX MARCH 31, 2008
	Book Value	Market Value
Securities Available for Sale
State/Local Agency Bonds	$8,996	$8,686
U.S. Government Agency Securities	54,296	54,280
Total	$63,292	$62,966

Held to Maturity
State/Local Agency Bonds	$7,866	$8,112

Other Investments, at cost
AT Services LLC	$20	$20
Metrocities Mortgage, LLC	10	10
Federal Home Loan Bank stock, restricted	2,689	2,689
Northern California Bancorp, Inc. Trust I	93	93
Northern California Bancorp, Inc. Trust II	155	155
Independent Bankers Financial Corporation	51	50
Visa, Inc. Stock	426	426
	$3,444	$3,444

The following table summarizes the maturity of the investment securities at March 31, 2008:

INVESTMENT PORTFOLIO MATURITIES

(Dollars in thousands)

	Amortized Cost	Fair Value
Available for Sale
Due between ten and fifteen years	$49,611	$49,618
Due over fifteen years	13,681	13,348
	$63,292	$62,966

Held to Maturity
Due between ten and fifteen years	$870	$882
Due in over fifteen years	6,996	7,230
	$7,866	$8,112

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

(b) Changes in Internal Controls:  In the quarter ended March 31, 2008, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factor that could significantly affect these controls.

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

None

Item 3.  Defaults of Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

A.            EXHIBITS

10 (ii) A(1)	Employment Contract of Charles T. Chrietzberg, Jr., dated January 1, 2008

31.1	Certification of the Chief Executive Officer of Northern California Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Northern California Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Northern California Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Northern California Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.            Reports on Form 8-K

None

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN CALIFORNIA BANCORP, INC.

Date: May 13, 2008	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chairman of the Board &
Chief Executive Officer

Date: May 13, 2008	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and
Principal Accounting Officer