Form 10-Q
period 2008-06-30
NORTHERN CALIFORNIA BANCORP INC
filed 2008-08-13
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐   No  ☒

As of August 4, 2008, the Corporation had 1,815,908 shares of common stock outstanding.

PART I-FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
(in thousands except share data)	2008	2007
	(Unaudited)	(Audited)
ASSETS:
Cash and Due From Banks	$6,769	$8,063
Federal Funds Sold	10,345	12,090
Total Cash and Cash Equivalents	17,114	20,153
Trading Assets	744	1,224
Investment Securities, available for sale (Note 5)	69,037	36,801
Investment Securities, held to maturity at cost (fair value approximates $8,052 in 2007) (Note 5)	—	7,869
Other Investments (Note 6)	3,788	2,824
Loans Held for Sale, at lower of cost or market	251	1,887
Loans, net of allowance for loan losses of $2,029 in 2008; $2,028 in 2007 (Note 7)	158,937	166,861
Bank Premises and Equipment, Net	5,087	4,874
Cash Surrender Value of Life Insurance	3,906	3,845
Other Real Estate Owned	2,668	—
Interest Receivable and Other Assets	5,301	7,527
Total Assets	$266,833	$253,865

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Non-interest bearing demand	$25,521	$24,814
Interest-bearing demand	16,230	15,600
Savings	5,005	5,487
Time less than $100,000	71,224	58,812
Time in denominations of $100,000 or more	58,911	62,620
Total Deposits	176,891	167,333

Federal Home Loan Bank Borrowed Funds	60,500	52,500
Junior Subordinated Debt Securities	8,248	8,248
Revolving Line of Credit	250	—
Payable for investment securities purchased	285	5,225
Interest Payable and Other Liabilities	7,628	6,125
Total Liabilities	253,802	239,431

Shareholders’ Equity:
Common Stock - No Par Value, authorized 2,500,000 Outstanding:1,815,908 in 2008 and 1,845,918 in 2007	5,220	5,502
Retained Earnings	9,325	8,831
Accumulated Other Comprehensive Income (Loss) (Note 8)	(1,514)	101
Total Shareholders’ Equity	13,031	14,434
Total Liabilities & Shareholders’ Equity	$266,833	$253,865

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE-MONTH PERIOD ENDING		SIX-MONTH PERIOD ENDING
	June 30		June 30
(in thousands except share data)	2008	2007	2008	2007
INTEREST INCOME:
Loans	$2,963	$3,443	$6,711	$6,733
Time deposits with other financial institutions	—	14	12	28
Investment securities	965	435	1,722	835
Federal funds sold	47	110	151	234
Total Interest Income	3,975	4,002	8,596	7,830

INTEREST EXPENSE:
Interest-bearing transaction accounts	12	13	24	26
Savings and time deposit accounts	831	655	1,673	1,185
Time deposits in denominations of $100,000 or more	711	525	1,482	997
Notes payable and other	863	628	1,727	1,253
Total Interest Expense	2,417	1,821	4,906	3,461

Net Interest Income	1,558	2,181	3,690	4,369
Provision for loan losses	—	275	—	275
Net interest income, after provision for loan losses	1,558	1,906	3,690	4,094

NON-INTEREST INCOME:
Service charges on deposit accounts	241	142	404	307
Income from sales and servicing of Small Business Administration Loans	51	173	216	355
Other income	403	714	1,865	1,692
Total non-interest income	695	1,029	2,485	2,354

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	899	983	2,004	2,060
Occupancy and Equipment Expense	234	221	472	427
Professional Fees	63	50	117	88
Data Processing	90	90	191	178
Other general and administrative	963	916	1,691	1,709
Total non-interest expenses	2,249	2,260	4,475	4,462

Income before tax provision	4	675	1,700	1,986
Income tax provision	68	364	844	865
Net income (loss)	$(64)	$311	$856	$1,121

Earnings per common share
Basic	$(0.035)	$0.179	$0.465	$0.644
Diluted	$(0.034)	$0.173	$0.461	$0.622

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other Compre-
	Number of	Common	Retained	hensive Income
(in thousands except share data)	Shares	Stock	Earnings	(Loss)	Total

Balance at December 31, 2006	1,721,715	$5,060	$7,363	$(21)	$12,402

Comprehensive income:
Net income	—	—	1,929	—	1,929
Change in net unrealized gain on securities and other assets net of reclassification adjustment and tax effects	—	—	—	122	122
Total comprehensive income					2,051

$0.25 per share dividend	—	—	(461)	—	(461)
Exercise of stock options, net of tax benefit	124,203	442	—	—	442

Balance at December 31, 2007 (audited)	1,845,918	5,502	8,831	101	14,434
Cumulative effect – application of new accounting standard EITF 06-4 and EITF 06-10	—	—	(362)	—	(362)
	1,845,918	5,502	8,469	101	14,072
Comprehensive income:
Net income	—	—	856	—	856
Change in net unrealized loss on securities and other assets net of reclassification adjustment and tax effects	—	—	—	(1,615)	(1,615)
Total comprehensive income					(759)
Repurchase of common stock	(34,010)	(294)			(294)
Exercise of stock options, net of tax benefit	4,000	12	—	—	12

Balance at June 30, 2008 (unaudited)	1,815,908	$5,220	$9,325	$(1,514)	$13,031

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(in thousands except share data)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$856	$1,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	154	141
Realized gain on sales of available-for-sale securities, net	(449)	—
Amortization of deferred loan costs	243	159
Accretion of discounts and premiums on investment securities, net	(93)	(10)
Gain on sale of equipment	—	(1)
Provision for loan losses	—	275
Increase in cash surrender value of life insurance	(61)	(62)
(Increase) decrease in assets:
Trading assets	480	54
Loans held for sale	1,636	186
Interest receivable	(685)	(161)
Other assets	2,920	483
Increase (decrease) in liabilities:
Interest payable	(327)	235
Other liabilities	1,468	1,405
Net cash provided by operating activities	6,142	3,825

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity/sale of investment securities	36,763	9,904
Purchase of investments	(68,119)	(22,383)
Net increase in loans	(9,239)	(32,369)
Loan purchases	—	(1,462)
Loan sales	14,252	21,474
Proceeds from sale of equipment	—	1
Additions to bank premises and equipment	(364)	(414)
Net cash used by investing activities	(26,707)	(25,249)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	9,558	17,747
Proceeds from borrowings	8,250	5,000
Repurchase of common stock	(294)	—
Proceeds from exercise of stock options	12	269
Net cash provided by financing activities	17,526	23,016

Net increase (decrease) in cash and cash equivalents	(3,039)	1,592

CASH AND CASH EQUIVALENTS, BEGINNING	20,153	22,434

CASH AND CASH EQUIVALENTS, ENDING	$17,114	$24,026

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

The Corporation owns 100% of Monterey County Bank (the “Bank”) which operates five full service branches in Monterey County, California. The Corporation owns 100% of the common stock of two unconsolidated special purpose business trusts, “Northern California Bancorp, Inc. Trust I” and “Northern California Bancorp, Inc. Trust II”.

Basis of Presentation

The interim condensed financial statements of Northern California Bancorp, Inc. and subsidiary (“Corporation”) are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Corporation for the interim periods.  The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008.  The year-end balance sheet data at December 31, 2007 was derived from the audited financial statements.  All material intercompany balances and transactions have been eliminated in consolidation.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 which is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Corporation adopted SFAS 159 on January 1, 2008.  The Corporation did not elect the fair value option, under SFAS 159, for any of our existing financial assets or financial liabilities as of January 1, 2008, nor have we elected the fair value option for any new financial assets or financial liabilities originated or entered into during the first two quarters of 2008.

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

(NOTE 3) STOCK BASED COMPENSATION

The Corporation records compensation expense associated with stock-based awards in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R) as interpreted by SEC Staff Accounting Bulletin No. 107. SFAS No. 123R supersedes APB No. 25, and amends SFAS No. 95 Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123, Accounting for Stock Based Compensation (SFAS No. 123).  However, SFAS No. 123R requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. No stock-based compensation expense was recorded for the six months ended June 30, 2008 and 2007, respectively.  The Corporation selected to use the modified prospective method of adopting SFAS 123R.  Thus, stock option expense is recognized only for options that vested after January 1, 2006.  Future compensation expense may be greater if additional stock options are granted by the Corporation.

Under the Corporation’s 1998 Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive stock options are granted at fair value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  Non-qualified stock options may be granted at prices not lower than 85% of the fair market value of the common stock on the date of grant.  The Board of Directors is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.  Under the Plan, 211,081 shares of common stock have been reserved for the granting of these options.  At June 30, 2008, 64,661 options were outstanding.  During 2008, no options were granted, and 4,000 options were exercised by officers, employees, and board members.  As of June 30, 2008, all options have been vested and all related compensation expense has been formerly expensed.

Under the Corporation’s 2007 Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive stock options are granted at fair value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  The Board of Directors is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.  Under the Plan, 300,000 shares of common stock have been reserved for the granting of these options.  At June 30, 2008, no options were granted or outstanding.

Pre-tax stock-based compensation expense was $0 for the six months ended June 30, 2008 and 2007, respectively. There were no options granted during the six months ended June 30, 2008 or 2007.

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

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

	Earnings per share Calculation
	For the six months ended June 30
	2008			2007
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$856	1,840,880	$0.465	$1,121	1,739,254	$0.644

Effect of dilutive shares assumed exercise of outstanding options	—	14,365	(0.004)	—	61,794	(0.022)

Diluted earnings per share	$856	1,855,245	$0.461	$1,121	1,801,048	$0.622

	June 30	December 31
(in thousands)	2008	2007
	(Unaudited)	(Audited)
(NOTE 5) INVESTMENT SECURITIES:

Available for sale:
Government National Mortgage Association	$—	$385
State/Local Agency	16,917	225
U.S. government Agencies	52,120	36,191
	$69,037	$36,801

Held to maturity:
State/Local Agency	$—	$7,869

(NOTE 6) OTHER INVESTMENTS:

AT Services LLC	$20	$20
Federal Home Loan Bank stock, restricted	2,881	2,495
Independent Bankers Financial Corporation	51	51
Metrocities Mortgage, LLC	10	10
Northern California Bancorp, Inc. Trust I	93	93
Northern California Bancorp, Inc. Trust II	155	155
Visa, Inc.	578	—
	$3,788	$2,824

(NOTE 7) LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES:

Commercial and Industrial	$27,595	$28,310
Construction	22,062	23,396
Real Estate - Mortgage	110,694	116,625
Installment	903	876
Government Guaranteed Loans Purchased	28	32
	161,282	169,239
Allowance for loan losses	(2,029)	(2,028)
Deferred origination fees, net	(316)	(350)
Net Loans	$158,937	$166,861

Balance at Beginning of Period	$2,028	$1,409
Recoveries	1	4
Provision for Possible Loan Losses	—	865
Loans Charged Off	—	(250)
Balance at End of Period	$2,029	$2,028

(NOTE 8) COMPREHENSIVE INCOME (LOSS):

The components of other comprehensive income (loss) and related tax effects for the six month period ended June 30, 2008 and the year ended December 31, 2007 are as follows:

	June 30	December 31
	2008	2007
	(Unaudited)	(Audited)
Unrealized holding gains (losses) on available for sale securities and other assets, net	$(3,386)	$438
Reclassification for (gains) losses realized in income	449	(216)
Net unrealized gains (losses)	(2,937)	222
Tax effect	1,322	(100)

Net-of-tax amount	$(1,615)	$122

The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

	June 30	December 31
	2008	2007
	(Unaudited)	(Audited)
Unrealized holding gains (losses) on available for sale securities	$(2,787)	$163
Unrealized holding gains on available for sale asset strip receivable	34	21
Tax effect	1,239	(83)

Net-of-tax amount	$(1,514)	$101

(NOTE 9) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	June 30
	2008	2007
Payments during the period ending:
Interest	$5,000	$1,295
Income Taxes	$1,064	$279

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements Regarding Forward-Looking Information

Except for historical information contained herein, the matters discussed or incorporated by reference in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), that involve substantial risks and uncertainties.  When used in this report, or in the documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” and similar expressions identify certain of such forward-looking statements.  Actual results of Monterey County Bank could differ materially from such forward-looking statements contained herein.  Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Bank operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Bank has no control); other factors affecting the Bank’s operations, markets, products and services; and other risks detailed in this Form 10-Q and in the Bank’s other reports filed with the Federal Deposit Insurance Corporation and pursuant to the rules and regulations of the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  The Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date thereof.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Corporation’s financial statements and accompanying notes.  Management believes that the judgments, estimates and assumptions used in preparation of the Corporation’s financial statements are appropriate given the factual circumstances as of June 30, 2008.

Various elements of the Corporation’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Corporation’s results of operation.  In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Corporation’s financial statements to those judgments, estimates and assumptions, is critical to an understanding of the Corporation’s financial statements.  This policy relates to the methodology that determines the Corporation’s allowance for loan losses.  Management has discussed the development and selection of this critical accounting policy with the Corporation’s Audit Committee of the Board of Directors.  Although Management believes the level of the allowance at June 30, 2008 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time.  For further information regarding the allowance for loan losses see “Provision and Allowance for Loan Losses” included elsewhere herein.

OVERVIEW

The following discussion reviews and analyzes the operating results and financial condition of the Corporation, focusing on the Bank.  It should be read in conjunction with the financial statements and the other financial data presented elsewhere herein.

For the six months ended June 30, 2008 net income was $856,000, compared to $1,121,000 for the same period in 2007.  For the six months ended June 30, 2008 net interest income decreased $679,000, total non-interest income increased $131,000, non-interest expense increased $13,000 and the income tax provision decreased $21,000.

The following table sets forth certain selected financial ratios of the Corporation for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Summary of Operating Results:

Total interest income	$3,975	$4,002	$8,596	$7,830
Total interest expense	2,417	1,821	4,906	3,461
Net interest income	1,558	2,181	3,690	4,369

Provision for possible loan losses	—	275	—	275
Net interest income after provision for loan losses	1,558	1,906	3,690	4,094

Total non-interest income	695	1,029	2,485	2,354
Total non-interest expenses	2,249	2,260	4,475	4,462

Income before taxes	4	675	1,700	1,986
Provision for income taxes	68	364	844	865

Net income (loss)	$(64)	$311	$856	$1,121

Per Common Share Data:

Net income - Primary (1)	$(0.035)	$0.179	$0.465	$0.644
Net income - Diluted (2)	(0.034)	0.173	0.461	0.622
Book value, end of period	7.18	8.36	7.18	8.36
Avg shares outstanding (3)	1,835,038	1,792,238	1,840,880	1,739,254

Balance Sheet Data:

Total loans, net of unearned income (4)	$159,188	$141,785	$159,188	$141,785
Total assets	266,833	216,220	266,833	216,220
Total deposits	176,891	149,375	176,891	149,375
Stockholders’ equity	13,031	13,665	13,031	13,665

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Selected Financial Ratios:

Return on average assets (5) (6)	(0.10)%	0.63%	0.43%	1.16%
Return on average stockholders’ equity (5) (6)	(1.77)%	9.17%	7.86%	16.96%
Net interest spread	2.12%	4.14%	2.57%	4.28%
Net yield on interest earning assets (5)	2.63%	4.86%	3.11%	4.97%
Avg shareholders’ equity to average assets (5)	5.40%	6.82%	5.51%	6.83%
Risked-Based capital ratios
Tier 1	9.25%	10.29%	9.25%	10.29%
Total	13.70%	14.04%	13.70%	14.04%
Total loans to total deposits at end of period (4)	89.99%	94.92%	89.99%	94.92%
Allowance for loan losses to total loans at end of period (4)	1.26%	1.00%	1.26%	1.00%
Nonperforming loans to total loans at end of period (4)	2.60%	0.11%	2.60%	0.11%
Net charge-offs to average loans (4)	0.00%	0.18%	0.00%	0.18%

(1)   Basic earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year.  The weighted average number of common shares used for this computation was 1,840,880 and 1,739,254 for June 30, 2008 and 2007, respectively.

(2)   Diluted earnings per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,855,245 and 1,801,048 for June 30, 2008 and 2007, respectively.

(3)   Weighted average common shares.

(4)   Includes loans being held for sale.

(5)   Averages are of daily balances.

(6)   June 30, 2008 calculated on an annualized basis.

NET INTEREST INCOME

Net interest income, the difference between (a) interest and fees earned on interest-earning assets and (b) interest paid on interest-bearing liabilities, is the most significant component of the Bank’s earnings.  Changes in net interest income from period to period result from increases or decreases in the average balances of interest-earning assets and interest-earning liabilities, the availability of particular sources of funds and changes in prevailing interest rates.

Net interest income for the six months ended June 30, 2008 was $3,690,000 compared to $4,369,000 for the same period in 2007. The decrease of $679,000 resulted primarily from a reduction in interest income of $142,000 on loans placed on non-accrual status during the period and the decline in loan rates as shown on page 18 in the rate and volume analysis table.

The following tables show the components of the Bank’s net interest income, setting forth, for each of the six months ended June 30, 2008 and 2007, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v) the net interest yield on average interest-earning assets (i.e., net interest income divided by average interest-earning assets). Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on municipal bonds of $135,000 and $70,000 for the six months ended June 30, 2008 and 2007, respectively. Non-accrual loans and overdrafts are included in average loan balances. Average loans are presented net of unearned income.

DISTRIBUTION, RATE AND YIELD ANALYSIS OF NET INTEREST INCOME:

The following tables show the consolidated average balances of earning assets, and interest-bearing liabilities; the amount of interest income and interest expense; the average yield or rate for each category of average interest-earning assets and average interest-bearing liabilities; and the net interest income and the net interest spread for the periods indicated:

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans	$166,770	$2,963	7.11%	$139,026	$3,443	9.91%
Time deposits - in other banks	—	—	—	1,000	14	5.73%
Invest securities - taxable	58,725	796	5.42%	26,923	360	5.34%
Invest securities - nontaxable	14,000	246	7.02%	7,007	112	6.39%
Federal funds sold	9,076	47	2.08%	8,698	110	5.07%
Total interest-earning assets	248,571	4,051	6.52%	182,654	4,039	8.85%

Allowance for credit losses	(2,097)			(1,306)
Non-interest bearing assets:
Cash and due from banks	5,348			6,566
Premises and equipment	4,983			4,886
Accrued interest receivable	1,639			1,061
Other assets	7,656			5,172
Total average assets	$266,100			$199,033

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand	$14,022	$9	0.25%	$14,740	$10	0.25%
Money market savings	1,822	3	0.73%	1,870	3	0.73%
Savings deposits	5,528	14	1.05%	4,388	11	1.01%
Time deposits >$100M	60,032	711	4.74%	40,817	525	5.14%
Time deposits <$100M	71,304	816	4.58%	49,898	644	5.16%
Other Borrowing	66,983	864	5.16%	43,108	633	5.84%
Total interest-bearing liabilities	219,691	2,417	4.40%	154,821	1,826	4.70%

Non-interest bearing liabilities:
Noninterest-bearing checking	25,188			26,271
Accrued interest payable	2,102			1,501
Other liabilities	4,753			2,857
Total Liabilities	251,734			185,450
Total shareholders equity	14,366			13,583
Total average liabilities and shareholders equity	$266,100			$199,033

Net interest income		$1,634			$2,213

Interest income as a percentage of average earning assets			6.52%			8.85%
Interest expense as a percentage of average earning assets			3.89%			3.99%
Net yield on interest earning assets			2.63%			4.86%

Net interest spread			2.12%			4.14%

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans	$169,528	$6,711	7.92%	$134,895	$6,733	9.98%
Time deposits - in other banks	739	12	3.34%	1,072	28	5.23%
Invest securities - taxable	52,311	1,422	5.44%	25,029	638	5.10%
Invest securities - nontaxable	12,530	435	6.94%	7,009	227	6.48%
Federal funds sold	10,977	151	2.75%	8,943	234	5.23%
Total interest-earning assets	246,085	8,731	7.10%	176,948	7,860	8.88%

Allowance for credit losses	(2,063)			(1,357)
Non-interest bearing assets:
Cash and due from banks	6,361			6,529
Premises and equipment	4,940			4,807
Accrued interest receivable	1,407			1,039
Other assets	6,562			5,046
Total average assets	$263,292			$193,012

Liabilities and Shareholders’ Equity:
Interest Bearing Liabilities:
Interest-bearing demand	$13,804	$17	0.25%	$14,588	$18	0.25%
Money market savings	1,759	6	0.73%	1,935	7	0.73%
Savings deposits	5,902	31	1.06%	4,555	23	1.00%
Time deposits >$100M	60,862	1,482	4.87%	39,279	997	5.08%
Time deposits <$100M	69,094	1,642	4.75%	46,929	1,163	4.96%
Other Borrowing	65,297	1,728	5.29%	43,053	1,253	5.82%
Total interest-bearing liabilities	216,718	4,906	4.53%	150,339	3,461	4.60%

Non-interest bearing liabilities:
Non-interest-bearing checking	25,690			25,791
Accrued interest payable	2,060			1,442
Other liabilities	4,313			2,225
Total Liabilities	248,781			179,798
Total shareholders equity	14,511			13,214
Total average liabilities and shareholders equity	$263,292			$193,012
Net interest income		$3,825			$4,399
Interest income as a percentage of average earning assets			7.10%			8.88%
Interest expense as a percentage of average earning assets			3.99%			3.91%
Net yield on interest earning assets			3.11%			4.97%
Net interest spread			2.57%			4.28%

Rate and Volume Analysis:

The following tables show the increase or decrease in interest income, interest expense and net interest income, resulting from changes in rates and volumes, for the six months ended June 30, 2008 compared with the same period in 2007.

	Increase (decrease) in the three months ended
	June 30, 2008 compared with June 30, 2007
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$687	$(1,168)	$(481)
Time deposits - in other banks	(14)	—	(14)
Invest securities - taxable	425	11	436
Invest securities - nontaxable	112	22	134
Federal funds sold	5	(68)	(63)
	1,215	(1,203)	12

Increase (decrease) in interest expense:
Interest-bearing demand	$—	$(1)	$(1)
Money market savings	—	(1)	(1)
Savings deposits	2	2	4
Time deposits >$100M	247	(60)	187
Time deposits <$100M	276	(104)	172
Other Borrowing	351	(121)	230
	876	(285)	591
Increase (decrease) in net interest income:	$339	$(918)	$(579)

	Increase (decrease) in the six months ended
	June 30, 2008 compared with June 30, 2007
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$1,729	$(1,751)	$(22)
Time deposits - in other banks	(9)	(7)	(16)
Invest securities - taxable	695	89	784
Invest securities - nontaxable	179	29	208
Federal funds sold	53	(136)	(83)
	2,647	(1,776)	871

Increase (decrease) in interest expense:
Interest-bearing demand	(1)	—	(1)
Money market savings	(1)	—	(1)
Savings deposits	7	2	9
Time deposits >$100M	548	(63)	485
Time deposits <$100M	549	(71)	478
Other Borrowing	647	(172)	475
	1,749	(304)	$1,445
Increase (decrease) in net interest expense:	$898	$(1,472)	$(574)

Provision and Allowance for Loan Losses

The Company maintains a detailed, systematic analysis and procedural discipline to determine the amount of the allowance for loan losses (“ALL”).  The ALL is based on estimates and is intended to be adequate to provide for probable losses inherent in the loan portfolio.  This process involves deriving probable loss estimates that are based on individual loan loss estimation, historical loss rates and management’s judgment.

The Company employs several methodologies for estimating probable losses.  Methodologies are determined based on a number of factors, including type of asset, risk rating, concentrations, and collateral value.

The Company calculates the required ALL on a monthly basis and makes adjusting entries quarterly. The review of the adequacy of the allowance takes into consideration such factors as concentrations of credit, changes in the growth, size and composition of the loan portfolio, overall and individual portfolio quality, review of specific problem loans, collateral, guarantees and economic conditions that may affect the borrowers’ ability to pay and/or the value of the underlying collateral.  Additional factors considered include: geographic location of borrowers, changes in the Company’s product-specific credit policy and lending staff experience.  These estimates depend on subjective factors and, therefore, contain inherent uncertainties.

The Company’s ALL is maintained at a level believed adequate by management to absorb known and inherent probable losses on existing loans.  A provision for loan losses is charged to expense.  The allowance is charged for losses when management believes that full recovery on the loan is unlikely.  Generally, the Company charges off any loan classified as a “loss”; portions of loans which are deemed to be uncollectible; overdrafts which have been outstanding for more than 90 days; and, all other unsecured loans past due 120 or more days.  Subsequent recoveries, if any, are credited to the ALL.

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At June 30, 2008 and 2007 the Bank’s allowance stood at 1.26 percent and 1.00 percent, respectively.

No provisions were made to the allowance during the six months ended June 30, 2008 compared to $275,000 for the same period in 2007. No loans were charged off during the six months ended June 30, 2008 compared to $246,000 for the same period in 2007. Recoveries of $1,000 were made in each year.

The Bank’s non-performing (delinquent 90 days or more and on non-accrual) net loans as a percentage of total loans were 2.60 percent and 0.11 percent as of the end of June 30, 2008 2007, respectively. The significant increase in non-accrual loans is primarily attributable to the continued economic slowdown and the softening of the real estate market.

Non-Interest Income

Total non-interest income for the six months ended June 30, 2008 was $2,485,000 compared with $2,354,000 for the same period in 2007. The increase of $131,000 primarily resulted from income of $694,000 related to the Visa, Inc. initial public stock offering and increases in gains on sale of securities of $449,000, an increase in merchant credit card discount fees of $178,000; partially offset by a charge of $532,000 to establish an evaluation allowance on other real estate owned, a mark to market loss of $585,000 in the trading assets compared with a $135,000 gain during the same period in 2007 and decreases in sales and servicing of Small Business Administration Loans of $139,000 and a decrease in credit card/stored value card revenue of $104,000.

The Bank will reduce its sponsorship of credit card and stored value card programs over the next six months by terminating sponsorship agreements on all programs except a drug manufactures’ rebate card program. The heightened monitoring required for third party relationships to ensure compliance with various laws and regulations applicable to these types of programs makes it imprudent for the Bank to continue with these programs. The characteristics of the drug manufactures’ rebate card program significantly reduces the same level of required monitoring.

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

Non-Interest Expense

Salary and benefits expense for the six months ended June 30, 2008 decreased $56,000 compared with the same periods in 2007. The decrease was due to reduced bonus accruals and staff vacancies partially offset by merit pay increases and the hiring in March 2008 of four employees to staff the Salinas branch office which opened during the second quarter of 2008.

Total occupancy and equipment expense for the six months ended June 30, 2008 was $472,000 compared to $427,000 for the same period in 2007. The increase was primarily due to rental expense for the Salinas branch office.

Professional fees for the six months ended June 30, 2008 were $117,000 compared to $88,000 for the same period in 2007. The increase was primarily due to an increase in loan collection expense.

Data processing expense for the six months ended June 30, 2008 was $191,000 compared to $178,000 for the same period in 2007. The increase of $13,000 was due primarily to growth in deposit accounts.

Other general and administrative expenses for the six months ended June 30, 2008 totaled $1,691,000 compared with $1,709,000 for the same period in 2007, which is a decrease of $18,000. Significant changes occurred in the following categories; increases occurred in merchant credit card processing expense of $131,000, FDIC insurance premiums of $22,000, ATM expense of $18,000, insurance expense of $14,000 and postage expense of $14,000; while decreases occurred in director fees of $18,000, advertising expense of $31,000, donations of

$26,000, business development of $23,000 and shareholder expense of $18,000. Included in the Visa, Inc. initial public offering transaction was the reversal of a litigation reserve, established in 2007, of $110,000 representing the Bank’s share of the liability associated with the settlement by VISA of litigation brought by American Express and Discover.

Provision for Income Taxes

The tax provision was $844,000 for the six months ended June 30, 2008 compared to tax provision of $865,000 for the same period in 2007, representing 51.38% and 44.87% of pre-tax income for those periods. The amount of the tax provision is determined by applying the Corporation’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income; increases in the cash surrender value of bank-owned life insurance, certain other expenses that are not allowed as tax deductions, and tax credits.

Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. The Bank maintains a valuation allowance with respect to deferred tax assets due to the uncertainty surrounding the realization of certain net deferred tax assets.

LOANS

Loans represented 68.89% of average earning assets, and 64.39% of average total assets for the six months ended June 30, 2008 compared with 76.23% and 69.95%, respectively during 2007. For the six months ended June 30, 2008, average loans increased 25.67% from $134,895,000 for the same period in 2007 to $169,528,000. Average real estate loans increased $26,950,000 (30.55%), average construction loans increased $3,545,000 (18.34%), average commercial loans increased $3,879,000 (14.52%), and average installment loans increased $259,000 (40.07%).

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

Non-performing and Non-accrual Loans Net

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

The Bank generally repurchases from the secondary market the guaranteed portion of Small Business Administration (SBA) guaranteed loans when those loans are placed on non-accrual status. After the foreclosure and collection process is complete, the SBA reimburses the Bank for this principal balance. Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to the Bank. The information provided in the following table is net of the amounts guaranteed by the Small Business Administration.

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”):

	Six months as of		Twelve months as of
	June 30,		December 31,
	2008	2007	2007
	(Dollars in thousands)
Accruing, past due 90 days or more:

Real Estate	$—	$—	$—
Commercial	—	—	—
Installment	—	—	—
Other	—	—	—
Total accruing	—	—	—

Nonaccrual loans:

Real Estate	2,640	—	3,200
Commercial	1,394	—	41
Installment	155	155	155
Other	—	—	—
Total nonaccrual	4,189	155	3,396

Total nonperforming	$4,189	$155	$3,396

Total loans end of period	$161,217	$141,785	$171,126

Ratio of non-performing loans to total loans at end of period	2.60%	0.11%	1.98%

Summary of Loan Loss Experience

			As of the
	As of the period		Year ended
	Ended June 30,		December 31,
	2008	2007	2007
	(Dollars in thousands)
Average loans outstanding	$169,528	$134,895	$146,944

Allowance, beginning of period	$2,028	$1,409	$1409

Loans charged off during period:
Commercial	—	245	249
Installment	—	1	1
Real Estate	—	—	—
Other	—	—	—
Total charge offs	—	246	250

Recoveries during period:
Commercial	1	1	—
Installment	—	—	—
Real Estate	—	—	—
Other	—	—	4
Total recoveries	1	1	4

Net loans charged off during the period	(1)	245	246

Additions to allowance for possible loan losses	—	275	865

Allowance, end of period	$2,029	$1,439	$2,028
Ratio of net loans charged off to average loans outstanding during the period	0.00%	0.18%	0.17%
Ratio of allowance to total loans at end of period	1.26%	1.00%	1.19%
Ratio of allowance for loan losses to non-performing loans at end of period	48.44%	928.39%	59.72%

Non-performing Assets

Non-performing assets net totaled $6,857,000 or 2.57% of total assets at June 30, 2008 compared with $155,000 or 0.07% of total assets at June 30, 2007. The June 30, 2008 total non-performing assets consisted of $4,189,000 in non-accrual loans and $2,668,000 in other real estate owned, while the June 30, 2007 total consisted of one non-accrual loan. The non-accrual loans are net of the guaranteed portion of Small Business Administration loans and the other real estate owned was acquired through foreclosure. The other real estate owned was recorded at fair value on the date of acquisition. Subsequent to acquisition a write down of $532,000 was recorded based on a current appraisal less estimated selling costs.

Deposits

Average interest bearing and non-interest bearing deposits for the six months ended June 30, 2008 were $177,110,000 an increase of 33.09% compared with the same period in 2007. Average certificates of deposit represented 73.38% of average deposits for the six months ended June 30, 2008 compared with 64.78% for the same period in 2007. Average interest bearing checking, money market and savings accounts as a group were 12.12% of average deposits for the six months ended June 30, 2008 compared with 15.84% for the same period in 2007. Average demand deposits represented 14.50% of average deposits for the six months ended June 30, 2008 compared with 19.38% for the same period in 2007.

The following table sets forth the scheduled maturities of the Company’s time deposits in denominations of $100,000 or greater at June 30, 2008:

Maturities of Time Deposits of
$ 100,000 or More

(Dollars in Thousands)

Three months or less	$12,190
Over three months through six months	9,350
Over six months through twelve months	14,499
Over twelve months	22,872
Total	$58,911

Borrowing

The Corporation has a $3,000,000 revolving line of credit from Marshall & Ilsley Bank with a variable interest rate based on the one month LIBOR Rate plus 2.25% with a minimum rate of 4.50% and maturity date of March 31, 2009. The line of credit is collateralized by 100% of the outstanding shares of Monterey County Bank stock. At June 30, 2008, $250,000 was outstanding on the line and the interest rate was 4.71%.

The Bank has lines of credit from the Federal Home Loan Bank (FHLB) of San Francisco, Bank of the West, Marshall & Ilsley Bank, Pacific Coast Bankers’ Bank and The Independent Bank with remaining available borrowing capacity on June 30, 2008 of $6,164,000 (based on pledged collateral), $4,500,000, $5,000,000, $6,000,000 and $5,000,000, respectively. The Federal Home Loan Bank line of credit has a maximum borrowing capacity of twenty five percent (25%) of the Bank’s total assets, adjusted quarterly. The Federal Home Loan Bank line of credit is secured by a portion of the Bank’s real estate secured loans and securities at June 30, 2008. The total principal balance of pledged loans was $39,843,000 and securities of $54,348,000. The following table provides information on twenty FHLB advances totaling $60,500,000 and outstanding at June 30, 2008.

		Funding	Maturity
Amount	Rate	Date	Date
$1,000,000	7.72%	6/1/00	6/3/30
4,000,000	5.96%	8/2/04	7/28/34
5,000,000	5.63%	12/24/04	12/22/34
2,000,000	5.13%	5/4/05	5/1/35
3,000,000	4.30%	6/17/05	6/17/10
5,000,000	4.96%	11/14/05	11/15/10
2,250,000	4.75%	1/26/06	1/26/11
1,750,000	4.72%	1/26/06	1/26/11
1,500,000	5.52%	7/17/06	7/18/11
3,500,000	5.49%	7/17/06	7/18/11
1,000,000	5.22%	8/25/06	8/25/11
2,000,000	5.31%	11/17/06	11/17/36
5,000,000	5.88%	6/29/07	6/29/37
5,000,000	5.20%	7/30/07	7/30/12
2,500,000	4.88%	8/20/07	8/20/10
5,000,000	5.00%	9/18/07	9/18/14
3,000,000	4.84%	10/1/07	10/1/12
4,000,000	2.70%	1/24/08	1/24/11
2,000,000	2.23%	5/14/08	11/14/08
2,000,000	3.32%	5/14/08	5/16/11
$60,500,000

The Bank of the West, Marshall & Ilsley Bank, Pacific Coast Bankers’ Bank and The Independent Bank federal funds lines of credit are unsecured. The Bank did not utilize any overnight borrowings in 2008 or 2007.

The Bank has a letter of credit in the amount of $330,000, expiring April 17, 2011, issued by Federal Home Loan Bank of San Francisco, which is used to secure local agency deposits. The beneficiary of the letter of credit is the Administrator of Local Agency Security, Department of Financial Institutions.

Capital Resources

The Corporation maintains capital to comply with regulatory requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends. At June 30, 2008, stockholders’ equity was $13,031,000 versus $14,434,000 at December 31, 2007. The Corporation paid cash dividends to shareholders of $0 and $461,000 for the six months ended June 30, 2008 and for the year ended December 31, 2007, respectively. The Bank paid cash dividends to the Corporation of $0 and $800,000 for the six months ended June 30, 2008 and for the year ended December 31, 2007, respectively.

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

In general, the risk-based capital guidelines provide detailed definitions of which obligations will be treated as capital, and assign different weights to various assets and off-balance sheet items, depending upon the perceived degree of credit risk associated with each asset. Each asset is assigned to one of four risk-weighted categories. For example, 0 percent for cash and unconditionally guaranteed government securities; 20 percent for deposits with other banks and fed funds; 50 percent for state bonds and certain residential real estate loans; and 100 percent for commercial loans and other assets. Capital is categorized as either Tier 1 capital, consisting of common stock and retained earnings (or deficit), or Tier 2 capital, which includes limited-life preferred stock and allowance for loan losses (subject to certain limitations). The guidelines also define and set minimum capital requirements (risk-based capital ratios), which increased over a transition period, ended December 31, 1992. Under the final 1992 rules, all banks were required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 capital to total risk-adjusted assets capital ratio of 11.30% and 11.83% at June 30, 2008 and 2007, respectively. The Bank’s Tier 1 capital exceeds the minimum regulatory requirement by $13,831,000. The Bank had a Total Risk-Based capital to risk-adjusted assets ratio of 12.42% and 12.73% at June 30, 2008 and 2007, respectively. The Bank’s Total Risk-Based capital exceeds the minimum regulatory requirement by $8,369,000.

The Tier 1 leverage capital ratio guidelines require a minimum leverage capital ratio of 4% of Tier 1 capital to total assets less goodwill. The Bank had a leverage capital ratio of 8.10% and 9.87% at June 30, 2008 and 2007, respectively. The Bank’s Tier 1 leverage capital exceeds the minimum regulatory requirement by $12,017,000.

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

The Corporation repurchased 34,010 shares of common stock at an average cost of $8.73 per share in open market transactions during the six months ended June 30, 2008.

Subsequent Event

The Corporation contributed $2,000,000 in additional capital to Monterey County Bank in July 2008. The funding of the capital contribution was advanced from the Corporation’s revolving line of credit with Marshall & Ilsley Bank.

Liquidity

Liquidity represents a bank’s ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs. For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers. In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings. In addition, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank of San Francisco of approximately $66,994,000, based on twenty five per cent of the Bank’s total assets as reported in the most recent quarterly Consolidated Reports of Condition and Income for a bank with Domestic Offices Only. The line of credit is subject to pledging of acceptable collateral. Additionally the Bank has unsecured federal funds lines of credit with Bank of the West, Marshall & Ilsley Bank, Pacific Coast Bankers’ Bank and The Independent Bank of $4,500,000, $5,000,000, $6,000,000 and $5,000,000, respectively; to meet temporary liquidity requirements. Available borrowing capacities on June 30, 2008 were $4,500,000, $5,000,000, $6,000,000 and $5,000,000, respectively.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets (“total liquidity”). Additionally the Bank maintains secondary sources of liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets. Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing. The Bank’s total liquidity at June 30, 2008 and 2007 was 33.04% and 28.10%, respectively, while its average loan to average deposit ratio for such years was 95.88% and 95.75%, respectively.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. Additionally, deposits on which a financial institution pays an interest rate significantly higher than prevailing rates are considered to be brokered deposits. Federal law and regulation restricts banks from soliciting or accepting brokered deposits, unless the bank is well capitalized under Federal guidelines. The Bank had no brokered deposits at June 30, 2008 or at June 30, 2007.

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

Further, the actual timing of repricing of assets and liabilities does not always correspond to the timing assumed by the Bank for analytical purposes. Therefore, changes in market rates of interest will generally impact the Bank’s net interest income and net interest margin for long or short periods of time.

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate. The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period. The following table shows the affect on net interest income of an upward or downward 100 and a 150 basis point rate shocks at June 30, 2008.

Rate Shock Increase(Decrease) in Basis Points	Percent Increase(Decrease) in Net Interest Income	Asset/Liability Policy Limits for Increase(Decrease) in Net Interest Income
100	6.0%	10.0%
(100)	(7.3)%	(10.0)%
150	12.0%	20.0%
(150)	(10.9)%	(20.0)%

Investment Securities

The Corporation maintains a trading account, at fair value, consisting of marketable securities. At June 30, 2008 and 2007 the account value was $744,000 and $1,708,000, respectively. The Corporation has investments of $20,000 in AT Service LLC, which provides title insurance services for commercial, industrial and residential properties, as well as other real estate related financial and informational services, including escrow, real estate information, trustee sale guarantees and real estate tax exchanges, and $10,000 in Metrocities Mortgage, LLC. In addition the Corporation has investments in Northern California Bancorp Trust I of $93,000 and Northern California Bancorp Trust II of $155,000. These are special-purpose trust subsidiaries which were formed to facilitate the issuance of trust preferred securities.

The following table sets forth the book and market value of the investment securities at June 30, 2008:

	INVESTMENT PORTFOLIO MIX
	JUNE 30, 2008
(in thousands)	Book Value	Market Value
Investment Securities, Available for Sale
State/Local Agency Bonds	$17,628	$16,917
U.S. Government Agency Securities	54,348	52,120
Total	$71,976	$69,037

	INVESTMENT PORTFOLIO MIX
	JUNE 30, 2008
	Book Value	Market Value
Other Investments, at cost
AT Services LLC	$20	$20
Metrocities Mortgage, LLC	10	10
Federal Home Loan Bank stock, restricted	2,881	2,881
Northern California Bancorp, Inc. Trust I	93	93
Northern California Bancorp, Inc. Trust II	155	155
Independent Bankers Financial Corporation	51	51
Visa, Inc. Stock	426	578
	$3,636	$3,788

The following table summarizes the maturity of the investment securities at June 30, 2008:

INVESTMENT PORTFOLIO MATURITIES

(Dollars in thousands)

	Amortized Cost	Fair Value
Available for Sale
Due between five and ten years	$417	$415
Due between ten and fifteen years	50,894	48,918
Due over fifteen years	20,665	19,704
	$71,976	$69,037

Item 4T. Controls and Procedures

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

(b) Changes in Internal Controls:  In the quarter ended June 30, 2008, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factor that could significantly affect these controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults of Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

The following proposal was presented to shareholders at the Corporation’s annual shareholders’ meeting held on May 29, 2008.

Proposal Number 1:          Election of Directors

	Number of Affirmative Votes	Number of Votes Withheld
Mark A. Briant	1,454,576	2,014
Charles T. Chrietzberg, Jr.	1,453,772	2,818
Sandra G. Chrietzberg	1,450,442	6,148
Stephanie G. Chrietzberg	1,450,442	6,148
Peter J. Coniglio	1,454,576	2,014
Carla S. Hudson	1,454,576	2,014
John M. Lotz	1,454,576	2,014

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

A.	EXHIBITS

	31.1	Certification of the Chief Executive Officer of Northern California Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer of Northern California Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Chief Executive Officer of Northern California Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer of Northern California Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.	Reports on Form 8-K

None

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN CALIFORNIA BANCORP, INC.

Date: August 12, 2008	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chairman of the Board &
Chief Executive Officer

Date: August 12, 2008	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and
Principal Accounting Officer