Form 10-Q
period 2008-09-30
NORTHERN CALIFORNIA BANCORP INC
filed 2008-11-14
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller report5ing company (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐   No  ☒

As of November 4, 2008, the Corporation had 1,803,908 shares of common stock outstanding.

PART I-FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
(in thousands except share data)	2008	2007
	(Unaudited)	(Audited)
ASSETS:
Cash and Due From Banks	$8,262	$8,063
Federal Funds Sold	—	12,090
Total Cash and Cash Equivalents	8,262	20,153
Trading Assets	591	1,224
Interest-bearing deposits with other Financial Institutions	6,500	—
Investment Securities, available for sale (Note 5)	76,338	36,801
Investment Securities, held to maturity at cost (fair value approximates $8,052 in 2007) (Note 5)	—	7,869
Other Investments (Note 6)	3,647	2,824
Loans Held for Sale, at lower of cost or market	1,248	1,887
Loans, net of allowance for loan losses of $2,280 in 2008; $2,028 in 2007 (Note 7)	158,508	166,861
Bank Premises and Equipment, Net	5,056	4,874
Cash Surrender Value of Life Insurance	3,937	3,845
Other Real Estate Owned	6,349	—
Interest Receivable and Other Assets	6,170	7,527
Total Assets	$276,606	$253,875

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Non-interest bearing demand	$25,388	$24,814
Interest-bearing demand	16,863	15,600
Savings	7,099	5,487
Time less than $100,000	76,376	58,812
Time in denominations of $100,000 or more	56,385	62,620
Total Deposits	182,111	167,333

Federal Home Loan Bank Borrowed Funds	60,500	52,500
Federal Funds Purchased	840	—
Junior Subordinated Debt Securities	8,248	8,248
Revolving Line of Credit	2,500	—
Payable for investment securities purchased	2,705	5,225
Interest Payable and Other Liabilities	7,585	6,125
Total Liabilities	264,489	239,431

Shareholders’ Equity:
Common Stock - No Par Value, authorized 2,500,000 Outstanding:1,803,908 in 2008 and 1,792,238 in 2007	5,173	5,502
Retained Earnings	9,479	8,831
Accumulated Other Comprehensive Income (Loss) (Note 8)	(2,535)	101
Total Shareholders’ Equity	12,117	14,434
Total Liabilities & Shareholders’ Equity	$276,606	$253,865

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE-MONTH PERIOD ENDING		NINE-MONTH PERIOD ENDING
	September 30		September 30
(in thousands except share data)	2008	2007	2008	2007
INTEREST INCOME:
Loans	$2,863	$3,640	$9,574	$10,373
Time deposits with other financial institutions	4	13	16	41
Investment securities	1,018	598	2,740	1,433
Federal funds sold	58	132	209	364
Total Interest Income	3,943	4,383	12,539	12,214

INTEREST EXPENSE:
Interest-bearing transaction accounts	13	12	37	38
Savings and time deposit accounts	833	709	2,506	1,894
Time deposits in denominations of $100,000 or more	647	673	2,129	1,670
Notes payable and other	906	779	2,633	2,032
Total Interest Expense	2,399	2,173	7,305	5,634

Net Interest Income	1,544	2,210	5,234	6,580
Provision for loan losses	250	140	250	415
Net interest income, after provision for loan losses	1,294	2,070	4,984	6,165

NON-INTEREST INCOME:
Service charges on deposit accounts	168	153	572	460
Income from sales and servicing of Small Business Administration Loans	69	54	285	409
Other income	896	697	2,761	2,389
Total non-interest income	1,133	904	3,618	3,258

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	881	1,004	2,885	3,064
Occupancy and Equipment Expense	243	195	715	622
Professional Fees	50	36	167	124
Data Processing	86	92	277	270
Other general and administrative	1,056	870	2,747	2,580
Total non-interest expenses	2,316	2,197	6,791	6,660

Income before tax provision (benefit)	111	777	1,811	2,763
Income tax provision (benefit)	(43)	413	801	1,278
Net income	$154	$364	$1,010	$1,485

Earnings per common share
Basic	$0.084	$0.207	$0.552	$0.851
Diluted	$0.083	$0.180	$0.543	$0.802

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other Compre-
	Number of	Common	Retained	hensive Income
(in thousands except share data)	Shares	Stock	Earnings	(Loss)	Total

Balance at December 31, 2006	1,721,715	$5,060	$7,363	$(21)	$12,402

Comprehensive income:
Net income	—	—	1,929	—	1,929
Change in net unrealized gain on securities and other assets net of reclassification adjustment and tax effects	—	—	—	122	122
Total comprehensive income					2,051

$0.25 per share dividend	—	—	(461)	—	(461)
Exercise of stock options, net of tax benefit	124,203	442	—	—	442

Balance at December 31, 2007 (audited)	1,845,918	5,502	8,831	101	14,434
Cumulative effect – application of new accounting standard EITF 06-4 and EITF 06-10	—	—	(362)	—	(362)
	1,845,918	5,502	8,469	101	14,072
Comprehensive income:
Net income	—	—	1,010	—	1,010
Change in net unrealized loss on securities and other assets net of reclassification adjustment and tax effects	—	—	—	(2,636)	(2,636)
Total comprehensive income					(1,626)
Repurchase of common stock	(46,010)	(341)			(341)
Exercise of stock options, net of tax benefit	4,000	12	—	—	12

Balance at September 30, 2008 (unaudited)	1,803,908	$5,173	$9,479	$(2,535)	$12,117

NO0RTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTMENBER 30, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,010	$1,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	228	214
Realized gain on sales of available-for-sale securities, net	(449)	—
Amortization of deferred loan (fees) costs, net	243	243
Accretion of discounts and amortization of premiums on investment securities, net	(161)	(6)
Provision for loan losses	250	415
Unrealized loss on foreclosed real estate	532	—
Increase in cash surrender value of life insurance	(92)	(93)
(Increase) decrease in assets:
Trading assets	633	431
Loans held for sale	639	(395)
Interest receivable	10	(434)
Other assets	1,347	(754)
Increase (decrease) in liabilities:
Interest payable	(476)	532
Other liabilities	1,571	1,473
Net cash provided by operating activities	5,285	3,111

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in interest-bearing deposits with other financial institutions	(6,500)	—
Proceeds from maturity/sale of investment securities	36,763	11,964
Purchase of investments	(73,801)	(34,024)
Net increase in loans	(11,802)	(46,647)
Loan purchases	—	(1,462)
Loan sales	12,781	21,474
Additions to bank premises and equipment	(407)	(496)
Net cash used by investing activities	(42,966)	(49,191)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	14,779	19,941
Proceeds from borrowings	11,340	17,500
Repurchase of common stock	(341)	(2,750)
Proceeds from exercise of stock options	12	279
Net cash provided by financing activities	25,790	34,970

Net decrease in cash and cash equivalents	(11,891)	(11,110)

CASH AND CASH EQUIVALENTS, BEGINNING	20,153	22,434

CASH AND CASH EQUIVALENTS, ENDING	$8,262	$11,324

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

Basis of Presentation

The interim condensed financial statements of Northern California Bancorp, Inc. and subsidiary (“Corporation”) are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Corporation for the interim periods.  The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008.  The year-end balance sheet data at December 31, 2007 was derived from the audited financial statements. All material intercompany balances and transactions have been eliminated in consolidation.

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

The Corporation adopted SFAS 159 on January 1, 2008.  The Corporation did not elect the fair value option, under SFAS 159, for any of our existing financial assets or financial liabilities as of January 1, 2008, nor have we elected the fair value option for any new financial assets or financial liabilities originated or entered into during the nine months ended 2008.

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

(NOTE 3) STOCK BASED COMPENSATION

The Corporation records compensation expense associated with stock-based awards in accordance with (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R) as interpreted by SEC Staff Accounting Bulletin No. 107. SFAS No. 123R supersedes APB No. 25, and amends SFAS No. 95 Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123, Accounting for Stock Based Compensation (SFAS No. 123).  However, SFAS No. 123R requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. No stock-based compensation expense was recorded for the nine months ended September 30, 2008 and 2007, respectively.  The Corporation selected to use the modified prospective method of adopting SFAS 123R.  Thus, stock option expense is recognized only for options that vested after January 1, 2006.  Future compensation expense may be greater if additional stock options are granted by the Corporation.

Under the Corporation’s 1998 Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary. Incentive stock options are granted at fair value of the common stock on the date of grant. However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years. Non-qualified stock options may be granted at prices not lower than 85% of the fair market value of the common stock on the date of grant. The Board of Directors is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant. Under the Plan,

64,661 shares of common stock have been reserved for the granting of these options. At September 30, 2008, 64,661 options were outstanding. During 2008, no options were granted, and 4,000 options were exercised by officers, employees, and board members. As of September 30, 2008, all options have been vested and all related compensation expense has been formerly expensed.

No further Options may be granted under the 1998 Stock Option Plan. The plan provided that options could be granted for a period of ten years from the date the Plan was adopted by the Board. The Board adopted the Plan on April 16, 1998. The Plan remains in effect until all Options granted under the Plan have been satisfied or expired.

Under the Corporation’s 2007 Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary. Incentive stock options are granted at fair value of the common stock on the date of grant. However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years. The Board of Directors is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant. Under the Plan, 300,000 shares of common stock have been reserved for the granting of these options. At September 30, 2008, no options were granted or outstanding.

No pre-tax stock-based compensation expense was required for the nine months ended September 30, 2008 and 2007. There were no options granted during the nine months ended September 30, 2008 or 2007.

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

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

	Earnings per share Calculation
	For the nine months ended September 30
	2008			2007
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$1,010	1,830,699	$0.552	$1,485	1,744,444	$0.851

Effect of dilutive shares assumed exercise of outstanding options	—	30,411	(0.009)	—	106,927	(0.049)

Diluted earnings per share	$1,010	1,861,110	$0.543	$1,485	1,851,371	$0.802

	September 30	December 31
(in thousands)	2008	2007

(NOTE 5) INVESTMENT SECURITIES:

Available for sale:
Corporate Debt Securities	$1,500	$—
Government National Mortgage Association	—	385
Mortgage Backed Securities	2,753	—
State/Local Agency	20,161	225
U.S. government Agencies	51,924	36,191
	$76,338	$36,801

Held to maturity:
State/Local Agency	$—	$7,869

(NOTE 6) OTHER INVESTMENTS

AT Services LLC	$20	$20
Federal Home Loan Bank stock, restricted	2,881	2,495
Independent Bankers Financial Corporation	51	51
Metrocities Mortgage, LLC	10	10
Northern California Bancorp, Inc. Trust I	93	93
Northern California Bancorp, Inc. Trust II	155	155
Visa, Inc.	437	—
	$3,647	$2,824

(NOTE 7) LOANS and ALLOWANCE FOR POSSIBLE LOAN LOSSES:

Commercial and Industrial	$29,726	$28,310
Construction	17,179	23,396
Real Estate - Mortgage	113,285	116,625
Installment	859	876
Government Guaranteed Loans Purchased	26	32
	161,075	169,239
Allowance for loan losses	(2,280)	(2,028)
Deferred origination fees, net	(287)	(350)
Net Loans	$158,508	$166,861

Balance at Beginning of Period	$2,028	$1,409
Recoveries	2	4
Provision for Possible Loan Losses	250	865
Loans Charged Off	—	(250)
Balance at End of Period	$2,280	$2,028

(NOTE 8) COMPREHENSIVE INCOME (LOSS):

The components of other comprehensive income (loss) and related tax effects for the nine month period ended September 30, 2008 and the year ended December 31, 2007 are as follows:

	September 30	December 31
	2008	2007
	(Unaudited)	(Audited)
Unrealized holding gains (losses) on available for sale securities and other assets, net	$(5,242)	$438
Reclassification for (gains) losses realized in income	449	(216)
Net unrealized gains (losses)	(4,793)	222
Tax effect	2,157	(100)

Net-of-tax amount	$(2,636)	$122

The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

	September 30	December 31
	2008	2007
	(Unaudited)	(Audited)
Unrealized holding gains (losses) on available for sale securities	$(4,634)	$163
Unrealized holding gains on available for sale asset strip receivable	25	21
Tax effect	2,074	(83)

Net-of-tax amount	$(2,535)	$101

(NOTE 9) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	September 30
	2008	2007
Payments during the period ending:
Interest	$7,400	$5,000
Income Taxes	$1,120	$1,041

Noncash Investing and Financing Activities:
Transfer of loans to other real estate owned	$6,349	$—

(NOTE 10) FAIR VALUE MEASUREMENTS:

Effective January 1, 2008, the Corporation adopted SFAS No. 157, which establishes a hierarchy for measuring fair value under GAAP. This standard applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis. Fair value is measured in levels, which are described in more detail below, and is determined based on the observability and reliability of the assumptions used to determine fair value.

Level 1: Valuation for assets and liabilities traded in active exchange markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2: Valuation for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3: Valuation for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models, and similar techniques, and not based on market exchange, dealer, or broker traded transactions. These valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The Corporation measures and reports available-for-sale securities and mortgage servicing rights at fair value on a recurring basis. The following table shows the balances of these assets based on the SFAS No. 157 designated levels.

	At September 30, 2008
	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$76,338	$—	$76,338	$—

Total	$76,338	$—	$76,338	$—

The Corporation may also be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP. During the nine months ended September 30, 2008, we measured collateral dependent impaired loans and other real estate owned (OREO) at fair value. The assets are measured at fair value on a non-recurring basis and the following table provides the assets’ SFAS No. 157 designated levels, as well as the fair value losses recognized during the nine months ended September 30, 2008.

	Total	(Level 1)	(Level 2)	(Level 3)	Losses for the nine months ended September 30, 2008
Impaired loans	$5,327	$—	$—	$5,327	$447
OREO	6,349	—	—	6,349	532
	$11,676	$—	$—	$11,676	$979

Because the Corporation did not elect the fair value option for any financial assets or liabilities under SFAS No. 159, there were no other assets or liabilities that have been measured at fair value during the nine months ended September 30, 2008.

(NOTE 11) OFF-BALANCE SHEET COMMITMENTS:

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

At September 30, 2008 and December 31, 2007, such commitments to extend credit were $15,939,000 and $20,794,000, respectively, of undisbursed lines of credit, undisbursed loans in process, and commitment letters.

The Bank has a letter of credit in the amount of $330,000, expiring April 17, 2011, issued by Federal Home Loan Bank of San Francisco, which is used to secure local agency deposits. The beneficiary of the letter of credit is the Administrator of Local Agency Security, Department of Financial Institutions.

Subsequent Event

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets.  One of the provisions resulting from the Act is the Treasury Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions.  The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury.  The CPP provides for a minimum investment of 1 percent of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3 percent of Total Risk-Weighted Assets or $25 billion.  The perpetual preferred stock investment will have a dividend rate of 5% per year until the fifth anniversary of the Treasury investment, and a dividend of 9% thereafter.  The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury.  The Corporation has filed an application to participate in this program.  Participation in the program is not automatic and is subject to approval by the Treasury.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Corporation’s financial statements and accompanying notes. Management believes that the judgments, estimates and assumptions used in preparation of the Corporation’s financial statements are appropriate given the factual circumstances as of September 30, 2008.

Various elements of the Corporation’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Corporation’s results of operation. In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Corporation’s financial statements to those judgments, estimates and assumptions, is critical to an understanding of the Corporation’s financial statements. This policy relates to the methodology that determines the Corporation’s allowance for loan losses. Management has discussed the development and selection of this critical accounting policy with the Corporation’s Audit Committee of the Board of Directors. Although Management believes the level of the allowance at September 30, 2008 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time. For further information regarding the allowance for loan losses see “Provision and Allowance for Loan Losses” included elsewhere herein.

OVERVIEW

The following discussion reviews and analyzes the operating results and financial condition of the Corporation, focusing on the Bank. It should be read in conjunction with the financial statements and the other financial data presented elsewhere herein.

For the nine months ended September 30, 2008 net income was $1,010,000, compared to $1,485,000 for the same period in 2007. For the nine months ended September 30, 2008 net interest income decreased $1,346,000, total non-interest income increased $360,000, non-interest expense increased $131,000 and the income tax provision decreased $477,000.

The following table sets forth certain selected financial ratios of the Corporation for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30		Nine months Ended September 30
	2008	2007	2008	2007
Summary of Operating Results:

Total interest income	$3,943	$4,383	$12,539	$12,214
Total interest expense	2,399	2,173	7,305	5,634
Net interest income	1,544	2,210	5,234	6,580

Provision for possible loan losses	250	140	250	415
Net interest income after provision for loan losses	1,294	2,070	4,984	6,165

Total non-interest income	1,133	904	3,618	3,258
Total non-interest expenses	2,316	2,197	6,791	6,660

Income before taxes	111	777	1,811	2,763
Provision for (benefit of) income taxes	(43)	413	801	1,278

Net income	$154	$364	$1,010	$1,485

Per Common Share Data:

Net income - Primary (1)	$0.084	$0.207	$0.552	$0.851
Net income - Diluted (2)	0.083	0.180	0.543	0.802
Book value, end of period	6.67	7.95	6.67	7.95
Avg shares outstanding (3)	1,810,618	1,793,961	1,830,699	1,744,444

Balance Sheet Data:

Total loans, net of unearned income (4)	$159,756	$156,422	$159,756	$156,422
Total assets	276,606	229,129	276,606	229,129
Total deposits	182,111	151,569	182,111	151,569
Stockholders’ equity	12,117	14,264	12,117	14,264

	Three Months Ended September 30		Nine months Ended September 30
	2008	2007	2008	2007
Selected Financial Ratios:

Return on average assets (5) (6)	0.23%	0.66%	0.51%	0.98%
Return on average stockholders’ equity (5) (6)	4.80%	10.45%	9.62%	14.73%
Net interest spread	2.21%	3.69%	2.44%	4.09%
Net yield on interest earning assets (5)	2.63%	4.37%	2.95%	4.78%
Avg shareholders’ equity to average assets (5)	4.70%	6.27%	5.25%	6.63%
Risked-Based capital ratios
Tier 1	8.84%	9.70%	8.84%	9.70%
Total	13.89%	13.03%	13.89%	13.03%
Total loans to total deposits at end of period (4)	87.72%	103.20%	87.72%	103.20%
Allowance for loan losses to total loans at end of period (4)	1.40%	1.00%	1.40%	1.00%
Nonperforming loans to total loans at end of period (4)	3.23%	0.12%	3.23%	0.12%
Net charge-offs to average loans (4)	0.00%	0.18%	0.00%	0.18%

(1)         Basic earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year. The weighted average number of common shares used for this computation was 1,830,699 and 1,744,444 for September 30, 2008 and 2007, respectively.

(2)         Diluted earnings per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,861,110 and 1,851,371 for September 30, 2008 and 2007, respectively.

(3)         Weighted average common shares.

(4)         Includes loans being held for sale.

(5)         Averages are of daily balances.

(6)         September 30, 2008 calculated on an annualized basis.

NET INTEREST INCOME

Net interest income, the difference between (a) interest and fees earned on interest-earning assets and (b) interest paid on interest-bearing liabilities, is the most significant component of the Bank’s earnings. Changes in net interest income from period to period result from increases or decreases in the average balances of interest-earning assets and interest-

earning liabilities, the availability of particular sources of funds and changes in prevailing interest rates.

Net interest income for the nine months ended September 30, 2008 was $5,234,000 compared to $6,580,000 for the same period in 2007. The decrease of $1,346,000 resulted primarily from the decline in loan rates as shown on page 20 in the rate and volume analysis table and a reduction in interest income of $332,300 on loans on non-accrual status during the period.

The following tables show the components of the Bank’s net interest income, setting forth, for the quarter and the nine months ended September 30, 2008 and 2007, (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v) the net interest yield on average interest-earning assets (i.e., net interest income divided by average interest-earning assets). Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on municipal bonds of $246,000 and $107,000 for the nine months ended September 30, 2008 and 2007, respectively. Non-accrual loans and overdrafts are included in average loan balances. Average loans are presented net of unearned income.

DISTRIBUTION, RATE AND YIELD ANALYSIS OF NET INTEREST INCOME:

The following tables show the consolidated average balances of earning assets, and interest-bearing liabilities; the amount of interest income and interest expense; the average yield or rate for each category of average interest-earning assets and average interest-bearing liabilities; and the net interest income and the net interest spread for the periods indicated:

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans	$162,905	$2,863	7.03%	$150,935	$3,640	9.65%
Interest-bearing deposits - in other banks	603	3	1.99%	1,000	13	5.37%
Invest securities - taxable	57,201	770	5.38%	36,566	516	5.64%
Invest securities - nontaxable	18,939	359	7.58%	7,127	120	6.71%
Federal funds sold	11,640	58	1.99%	10,245	133	5.20%
Total interest-earning assets	251,288	4,053	6.45%	205,873	4,422	8.59%

Allowance for credit losses	(2,032)			(1,443)
Non-interest bearing assets:
Cash and due from banks	6,713			6,024
Premises and equipment	5,086			4,929
Accrued interest receivable	1,666			1,219
Other assets	10,217			5,486
Total average assets	$272,938			$222,088

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand	$15,802	$10	0.25%	$14,721	$10	0.27%
Money market savings	1,785	3	0.67%	1,513	3	0.73%
Savings deposits	6,728	17	1.01%	4,588	12	1.01%
Time deposits >$100M	58,815	647	4.40%	50,863	673	5.29%
Time deposits <$100M	72,329	816	4.51%	52,609	698	5.30%
Other Borrowing	70,738	907	5.13%	52,987	779	5.88%
Total interest-bearing liabilities	226,197	2,400	4.24%	177,281	2,175	4.90%

Non-interest bearing liabilities:
Noninterest-bearing checking	26,024			25,728
Accrued interest payable	1,851			1,619
Other liabilities	6,026			3,566
Total Liabilities	260,098			208,194
Total shareholders equity	12,840			13,894
Total average liabilities and shareholders equity	$272,938			$222,088
Net interest income		$1,653			$2,247
Interest income as a percentage of average earning assets			6.45%			8.59%
Interest expense as a percentage of average earning assets			3.82%			4.23%
Net yield on interest earning assets			2.63%			4.36%

Net interest spread			2.21%			3.68%

	Nine months Ended September 30, 2008			Nine months Ended September 30, 2007
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans	$167,304	$9,574	7.63%	$140,301	$10,373	9.86%
Time deposits - in other banks	693	16	3.00%	1,048	41	5.28%
Invest securities - taxable	53,962	2,192	5.42%	28,912	1,194	5.51%
Invest securities - nontaxable	14,682	794	7.21%	7,049	346	6.54%
Federal funds sold	11,200	209	2.49%	9,382	367	5.21%
Total interest-earning assets	247,841	12,785	6.88%	186,692	12,321	8.80%

Allowance for credit losses	(2,053)			(1,386)
Non-interest bearing assets:
Cash and due from banks	6,479			6,358
Premises and equipment	4,989			4,848
Accrued interest receivable	1,494			1,099
Other assets	6,995			5,124
Total average assets	$265,745			$202,735

Liabilities and Shareholders’ Equity:
Interest Bearing Liabilities:
Interest-bearing demand	$14,475	$27	0.25%	$14,633	$28	0.25%
Money market savings	1,768	10	0.73%	1,793	10	0.73%
Savings deposits	6,180	49	1.05%	4,567	35	1.01%
Time deposits >$100M	60,175	2,129	4.72%	43,183	1,670	5.16%
Time deposits <$100M	70,180	2,458	4.67%	48,843	1,860	5.08%
Other Borrowing	66,474	2,634	5.28%	46,401	2,032	5.84%
Total interest-bearing liabilities	219,252	7,307	4.44%	159,420	5,635	4.71%

Non-interest bearing liabilities:
Noninterest-bearing checking	25,787			25,777
Accrued interest payable	1,989			1,500
Other liabilities	4,727			2,597
Total Liabilities	251,755			189,294
Total shareholders equity	13,990			13,441
Total average liabilities and shareholders equity	$265,745			$202,735
Net interest income		$5,478			$6,686
Interest income as a percentage of average earning assets			6.88%			8.80%
Interest expense as a percentage of average earning assets			3.93%			4.02%
Net yield on interest earning assets			2.95%			4.78%

Net interest spread			2.44%			4.09%

Rate and Volume Analysis:

The following tables show the increase or decrease in interest income, interest expense and net interest income, resulting from changes in rates and volumes, for the three months and nine months ended September 30, 2008 compared with the same period in 2007.

	Increase (decrease) in the three months ended
	September 30, 2008 compared with September 30, 2007
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$289	$(1,066)	$(777)
Time deposits - in other banks	(5)	(5)	(10)
Invest securities - taxable	291	(37)	254
Invest securities - nontaxable	199	40	239
Federal funds sold	18	(93)	(75)
	792	(1,161)	(369)

Increase (decrease) in interest expense:
Interest-bearing demand	1	(1)	—
Money market savings	1	(1)	—
Savings deposits	6	(1)	5
Time deposits >$100M	105	(131)	(26)
Time deposits <$100M	262	(144)	118
Other Borrowing	261	(133)	128
	636	(411)	225
Increase (decrease) in net interest income:	$156	$(750)	$(594)

	Increase (decrease) in the nine months ended
	September 30, 2008 compared with September 30, 2007
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$1,996	$(2,795)	$(799)
Time deposits - in other banks	(14)	(11)	(25)
Invest securities - taxable	1,035	(37)	998
Invest securities - nontaxable	375	73	448
Federal funds sold	71	(229)	(158)
	3,463	(2,999)	464

Increase (decrease) in interest expense:
Interest-bearing demand	—	(1)	(1)
Money market savings	—	—	—
Savings deposits	12	2	14
Time deposits >$100M	657	(198)	459
Time deposits <$100M	813	(215)	598
Other Borrowing	879	(277)	602
	2,361	(689)	1,672
Increase (decrease) in net interest income:	$1,102	$(2,310)	$(1,208)

Provision and Allowance for Loan Losses

The Corporation maintains a detailed, systematic analysis and procedural discipline to determine the amount of the allowance for loan losses (“ALL”).  The ALL is based on estimates and is intended to be adequate to provide for probable losses inherent in the loan portfolio.  This process involves deriving probable loss estimates that are based on individual loan loss estimation, historical loss rates and management’s judgment.

The Corporation employs several methodologies for estimating probable losses.  Methodologies are determined based on a number of factors, including type of asset, risk rating, concentrations, and collateral value.

The Corporation calculates the required ALL on a monthly basis and makes adjusting entries quarterly. The review of the adequacy of the allowance takes into consideration such factors as concentrations of credit, changes in the growth, size and composition of the loan portfolio, overall and individual portfolio quality, review of specific problem loans, collateral, guarantees and economic conditions that may affect the borrowers’ ability to pay and/or the value of the underlying collateral.  Additional factors considered include: geographic location of borrowers, changes in the Company’s product-specific credit policy and lending staff experience.  These estimates depend on subjective factors and, therefore, contain inherent uncertainties.

The Corporation’s ALL is maintained at a level believed adequate by management to absorb known and inherent probable losses on existing loans.  A provision for loan losses is charged to expense.  The allowance is charged for losses when management believes that full recovery on the loan is unlikely.  Generally, the Company charges off any loan classified as a “loss”; portions of loans which are deemed to be uncollectible; overdrafts which have been outstanding for more than 90 days; and, all other unsecured loans past due 120 or more days.  Subsequent recoveries, if any, are credited to the ALL.

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At September 30, 2008 and 2007 the Bank’s allowance stood at 1.40 percent and 1.00 percent, respectively.

Provisions made to the allowance during the nine months ended September 30, 2008 and 2007 were $250,000 and $415,000, respectively. No loans were charged off during the nine months ended September 30, 2008 compared to $250,000 for the same period in 2007. Recoveries during the nine months ended September 30, 2008 and 2007 were $2,000 and $1,000, respectively.

During the nine months ending September 30, 2008, $6,881,000 of loans secured by real estate were foreclosed and transferred to other real estate owned.

The Bank’s non-performing (delinquent 90 days or more and on non-accrual) net loans as a percentage of total loans were 3.23 percent and 0.12 percent as of the end of September 30, 2008 and 2007, respectively. The significant increase in non-accrual loans is primarily attributable to the continued economic slowdown and the softening of the real estate market.

Non-Interest Income

Total non-interest income for the nine months ended September 30, 2008 was $3,618,000 compared with $3,258,000 for the same period in 2007. The increase of $360,000 primarily resulted from income of $694,000 related to the Visa, Inc. initial public stock offering and increases in gains on sale of securities of $449,000, an increase in merchant credit card discount fees of $232,000; partially offset by a charge of $532,000 to establish an evaluation allowance on other real estate owned and decreases in sales and servicing of Small Business Administration Loans of $124,000 and a decrease in credit card/stored value card revenue of $321,000.

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

Non-Interest Expense

Salary and benefits expense for the nine months ended September 30, 2008 decreased $179,000 compared with the same periods in 2007. The decrease was due to reduced bonus accruals and staff vacancies partially offset by merit pay increases and the hiring in March 2008 of four employees to staff the Salinas branch office, which opened during the second quarter of 2008.

Total occupancy and equipment expense for the nine months ended September 30, 2008 was $715,000 compared to $622,000 for the same period in 2007. The increase was primarily due to rental expense for the Salinas branch office.

Professional fees for the nine months ended September 30, 2008 were $167,000 compared to $124,000 for the same period in 2007. The increase was primarily due to an increase in loan collection expense.

Data processing expense for the nine months ended September 30, 2008 was $277,000 compared to $270,000 for the same period in 2007. The increase of $7,000 was due primarily to growth in deposit accounts.

Other general and administrative expenses for the nine months ended September 30, 2008 totaled $2,747,000 compared with $2,580,000 for the same period in 2007, which is an increase of $167,000. Significant changes occurred in the following categories; increases occurred in merchant credit card processing expense of $214,000, other real estate owned expense of $76,000, FDIC insurance premiums of $52,000, stationary/supplies of $32,000, ATM expense of $31,000, postage expense of $20,000, loan expense of $18,000 and insurance expense of $11,000; while decreases occurred in advertising expense of $55,000, business development of $33,000, director fees of $25,000, donations of $24,000, entertainment and meals of $18,000, shareholder expense of $18,000 and other losses of $11,000. Included in the Visa, Inc. initial public offering transaction was the reversal of a litigation reserve, established in 2007, of $110,000 representing the Bank’s share of the liability associated with the settlement by VISA of litigation brought by American Express and Discover.

Provision for Income Taxes

The tax provision was $801,000 for the nine months ended September 30, 2008 compared to tax provision of $1,278,000 for the same period in 2007, representing 44.24% and 46.25% of pre-tax income for those periods. The amount of the tax provision is determined by applying the Corporation’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income; increases in the cash surrender value of bank-owned life insurance, certain other expenses that are not allowed as tax deductions, and tax credits.

Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. The Bank maintains a valuation allowance with respect to deferred tax assets due to the uncertainty surrounding the realization of certain net deferred tax assets.

LOANS

Average loans represented 67.50% of average earning assets, and 62.96% of average total assets for the nine months ended September 30, 2008 compared with 75.15% and 69.20%, respectively during 2007. For the nine months ended September 30, 2008, average loans increased 19.25% to $167,304,000 from $140,301,000 for the same period in 2007. Average real estate loans increased $21,949,000 (23.80%), average construction loans increased $1,923,000 (9.51%), average commercial loans increased $2,907,000 (10.70%), and average installment loans increased $224,000 (33.61%).

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

The Bank’s real estate loan portfolio consists of both real estate construction loans and real estate mortgage loans. The Bank has initiated a program to generate more commercial and industrial real estate loans, which generally yield higher returns than normal commercial loans. The Bank has also developed a broker program for generating residential real estate loans. Real estate construction loans are made for a much shorter term, and often at higher interest rates, than conventional single-family residential real estate loans. The cost of administering such loans is often higher than for other real estate loans, as principal is drawn on periodically as construction progresses.

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

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”):

	Nine months as of		Twelve months as of
	September 30,		December 31,
	2008	2007	2007
	(Dollars in thousands)
Accruing, past due 90 days or more:

Real Estate	$—	$—	$—
Commercial	—	—	—
Installment	—	—	—
Other	—	—	—
Total accruing	—	—	—

Nonaccrual loans:

Real Estate	3,929	—	3,200
Commercial	1,165	41	41
Installment	155	155	155
Other	—	—	—
Total nonaccrual	5,249	196	3,396

Total nonperforming	$5,249	$196	$3,396

Total loans end of period	$162,323	$158,334	$171,126

Ratio of non-performing loans to total loans at end of period	3.23%	0.12%	1.98%

Summary of Loan Loss Experience

			As of the
	As of the period		Year ended
	Ended September 30,		December 31,
	2008	2007	2007
	(Dollars in thousands)
Average loans outstanding	$167,304	$140,301	$146,944

Allowance, beginning of period	$2,028	$1,409	$1409

Loans charged off during period:
Commercial	—	249	249
Installment	—	1	1
Real Estate	—	—	—
Other	—	—	—
Total charge offs	—	250	250

Recoveries during period:
Commercial	2	1	—
Installment	—	—	—
Real Estate	—	—	—
Other	—	—	4
Total recoveries	2	1	4

Net loans charged off during the period	(2)	249	246

Additions to allowance for possible loan losses	250	415	865

Allowance, end of period	$2,280	$1,575	$2,028
Ratio of net loans charged off to average loans outstanding during the period	0.00%	0.18%	0.17%
Ratio of allowance to total loans at end of period	1.40%	1.00%	1.19%
Ratio of allowance for loan losses to non-performing loans at end of period	43.44%	803.68%	59.72%

Non-performing Assets

The following table presents information with respect to nonperforming assets, as of the dates indicated. The non-accrual loans are net of the guaranteed portion of Small Business Administration loans and the other real estate owned was acquired through foreclosure.  The other real estate owned was recorded at fair value on the date of acquisition.  Subsequent to the acquisition of one of the properties a write down of $532,000 was recorded based on a current appraisal less estimated selling costs.

			As of the
	As of the period		Year ended
	Ended September 30,		December 31,
	2008	2007	2007
	(Dollars in thousands)
Nonaccrual loans	$5,249	$196	$3,396
Other real estate owned, net	6,349	—	—
Total nonperforming assets	$11,598	$196	$3,396

Nonperforming loans to total gross loans	3.23%	0.12%	1.98%
Nonperforming assets to total gross loans plus other real estate owned	6.88%	0.12%	1.98%

Deposits

Average interest bearing and non-interest bearing deposits for the nine months ended September 30, 2008 were $178,565,000 an increase of 28.65% compared with the same period in 2007.  Average certificates of deposit represented 73.00% of average deposits for the nine months ended September 30, 2008 compared with 66.30% for the same period in 2007.  Average interest bearing checking, money market and savings accounts as a group were 12.56% of average deposits for the nine months ended September 30, 2008 compared with 15.13% for the same period in 2007.  Average demand deposits represented 14.44% of average deposits for the nine months ended September 30, 2008 compared with 18.57% for the same period in 2007.

The following table sets forth the scheduled maturities of the Company’s time deposits in denominations of $100,000 or greater at September 30, 2008:

Maturities of Time Deposits of

$100,000 or More

(Dollars in Thousands)

Three months or less	$12,517
Over three months through nine months	7,959
Over nine months through twelve months	17,151
Over twelve months	18,758
Total	$56,385

Borrowing

The Corporation has a $3,000,000 revolving line of credit from Marshall & Ilsley Bank with a variable interest rate based on the one month LIBOR Rate plus 2.25% with a minimum rate of 4.50% and maturity date of March 31, 2009.  The line of credit is collateralized by 100% of the outstanding shares of Monterey County Bank stock.  At September 30, 2008, $2,500,000 was outstanding on the line and the interest rate was 4.50%.   The Company utilized $2,000,000 of the borrowings for a capital contribution into Monterey County Bank.

The Bank has lines of credit from the Federal Home Loan Bank (FHLB) of San Francisco, Bank of the West, Marshall & Ilsley Bank, Pacific Coast Bankers’ Bank and The Independent Bank with remaining available borrowing capacity on September 30, 2008 of $5,508,000 (based on pledged collateral), $4,500,000, $5,000,000, $6,000,000 and $5,000,000, respectively.  The Federal Home Loan Bank line of credit has a maximum borrowing capacity of twenty five percent (25%) of the Bank’s total assets, adjusted quarterly.  The Federal Home Loan Bank line of credit is secured by a portion of the Bank’s real estate secured loans and securities at September 30, 2008.  The total principal balance of pledged loans was $37,620,000 and securities of $51,923,000.  The following table provides information on twenty FHLB advances totaling $60,500,000 and outstanding at September 30, 2008.

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

Capital Resources

The Corporation maintains capital to comply with regulatory requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends.  At September 30, 2008, stockholders’ equity was $12,117,000 versus $14,434,000 at December 31, 2007.  The Corporation paid cash dividends to shareholders of $0 and $461,000 for the nine months ended September 30, 2008 and for the year ended December 31, 2007, respectively.  The Bank paid cash dividends to the Corporation of $0 and $800,000 for the nine months ended September 30, 2008 and for the year ended December 31, 2007, respectively.

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

In general, the risk-based capital guidelines provide detailed definitions of which obligations will be treated as capital, and assign different weights to various assets and off-balance sheet items, depending upon the perceived degree of credit risk associated with each asset.  Each asset is assigned to one of four risk-weighted categories.  For example, 0 percent for cash and unconditionally guaranteed government securities; 20 percent for deposits with other banks and fed funds; 50 percent for state bonds and certain residential real estate loans; and 100 percent for commercial loans and other assets.  Capital is categorized as either Tier 1 capital, consisting of common stock and retained earnings (or deficit), or Tier 2 capital, which includes limited-life preferred stock and allowance for loan losses (subject to certain limitations).  The guidelines also define and set minimum capital requirements (risk-based capital ratios), which increased over a transition period, ended December 31, 1992.  Under the final 1992 rules, all banks were required to maintain Tier 1 capital of at least 4 % and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 capital to total risk-adjusted assets capital ratio of 12.17% and 11.64% at September 30, 2008 and 2007, respectively.  The Bank’s Tier 1 capital exceeds the minimum regulatory requirement by $15,919,000.  The Bank had a Total Risk-Based capital to risk-adjusted assets ratio of 13.39% and 12.48% at September 30, 2008 and 2007, respectively.  The Bank’s Total Risk-Based capital exceeds the minimum regulatory requirement by $10,494,000.

The Tier 1 leverage capital ratio guidelines require a minimum leverage capital ratio of 4% of Tier 1 capital to total assets less goodwill.  The Bank had a leverage capital ratio of 8.75% and 8.89% at September 30, 2008 and 2007, respectively.  The Bank’s Tier 1 leverage capital exceeds the minimum regulatory requirement by $12,869,000.

Under regulatory guidelines, the $8 million in Trust Preferred Securities outstanding qualify as Tier 1 capital up to 25% of Tier 1 capital.  Any additional Trust Preferred Securities will qualify as Tier 2 capital.

The Corporation’s Board of Directors approved a stock repurchase program pursuant to which the Corporation, from time to time and at management’s discretion, may repurchase up to $500,000 of the Corporation’s outstanding shares.  The Corporation repurchased 46,010 shares of common stock at an average cost of $7.51 per share in open market transactions during the nine months ended September 30, 2008.

Liquidity

Liquidity represents a bank’s ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs.  For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings.  In addition, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank of San Francisco of approximately $66,338,000, based on twenty five per cent of the Bank’s total assets as reported in the most recent quarterly Consolidated Reports of Condition and Income for a bank with Domestic Offices Only. The line of credit is subject to pledging of acceptable collateral.  Additionally the Bank has unsecured federal funds lines of credit with Bank of the West, Marshall & Ilsley Bank, Pacific Coast Bankers’ Bank and The Independent Bank of $4,500,000, $5,000,000, $6,000,000 and $5,000,000, respectively; to meet temporary liquidity requirements.  Available borrowing capacities on September 30, 2008 were $4,500,000, $5,000,000, $6,000,000 and $5,000,000, respectively.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets (“total liquidity”). Additionally the Bank maintains secondary sources of liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s total liquidity at September 30, 2008 and 2007 was 33.23% and 25.20%, respectively, while its average loan to average deposit ratio for such years was 93.69% and 101.08%, respectively.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors.  Additionally, deposits on which a financial institution pays an interest rate significantly higher than prevailing rates are considered to be brokered deposits.  Federal law and regulation restricts banks from soliciting or accepting brokered deposits, unless the bank is well capitalized under Federal guidelines.  The Bank had $2,656,000 in brokered deposits through the Certificate of Deposit Account Registry Service (CDARS) at September 30, 2008 compared with no brokered deposits at September 30, 2007.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  The following table shows the affect on net interest income of an upward or downward rate shocks at September 30, 2008.

Rate Shock Increase(Decrease) in Basis Points	Percent Increase(Decrease) in Net Interest Income	Asset/Liability Policy Limits for Increase(Decrease) in Net Interest Income
100	3.9%	10.0%
(100)	(5.4)%	(10.0)%
200	7.8%	20.0%
(150)	(8.1)%	(20.0)%

Investment Securities

The Corporation maintains a trading account, at fair value, consisting of marketable securities.  At September 30, 2008 and 2007 the account value was $591,000 and $1,331,000, respectively.  The Corporation has investments of $20,000 in AT Service LLC, which provides title insurance services for commercial, industrial and residential properties, as well as other real estate related financial and informational services, including escrow, real estate information, trustee sale guarantees and real estate tax exchanges, and $10,000 in Metrocities Mortgage, LLC.  In addition, the Corporation has investments in Northern California Bancorp Trust I of $93,000 and Northern California Bancorp Trust II of $155,000. These are special-purpose trust subsidiaries which were formed to facilitate the issuance of trust preferred securities.

The following table sets forth the book and market value of the investment securities at September 30, 2008:

	INVESTMENT PORTFOLIO MIX
	SEPTEMBER 30, 2008
(in thousands)	Book Value	Market Value
Investment Securities, Available for Sale
Corporate Debt Securities	$1,500	$1,500
State/Local Agency Bonds	22,405	20,161
Mortgage Backed Securities	2,677	2,753
U.S. Government Agency Securities	54,400	51,924
Total	$80,982	$76,338

	INVESTMENT PORTFOLIO MIX
	SEPTEMBER 30, 2008
	Book Value	Market Value
Other Investments, at cost
AT Services LLC	$20	$20
Metrocities Mortgage, LLC	10	10
Federal Home Loan Bank stock, restricted	2,881	2,881
Northern California Bancorp, Inc. Trust I	93	93
Northern California Bancorp, Inc. Trust II	155	155
Independent Bankers Financial Corporation	51	51
Visa, Inc. Stock	426	437
	$3,636	$3,647

The following table summarizes the maturity of the investment securities at September 30, 2008:

INVESTMENT PORTFOLIO MATURITIES

(Dollars in thousands)

	Amortized Cost	Fair Value
Available for Sale
Due between five and ten years	$417	$367
Due between ten and fifteen years	51,771	49,399
Due over fifteen years	28,794	26,572
	$80,982	$76,338

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

(b) Changes in Internal Controls:  In the quarter ended September 30, 2008, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factor that could significantly affect these controls.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

The Corporation, its principal subsidiary Monterey County Bank and Charles T. Chrietzberg, Jr. were named as defendants in a lawsuit filed November 3, 2008 in the Monterey County Court-Civil Division by Golden State Bank.  The lawsuit involves claims related to loan participations purchased by Golden State Bank from Monterey County Bank.  The lawsuit seeks to compel arbitration of the issues, recession of the participation agreements, payment of all principal and interest, damages, attorney’s fee and cost.

The defendants have reviewed the lawsuit, categorically deny all of the allegations and will vigorously defend against the untrue allegations.

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

NORTHERN CALIFORNIA BANCORP, INC.

Date: November 12, 2008	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chairman of the Board &
Chief Executive Officer

Date: November 12, 2008	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and
Principal Accounting Officer