Form 10-Q/A
period 2008-09-30
NORTHERN CALIFORNIA BANCORP INC
filed 2008-12-09
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Report on Form 10-Q for the third quarter of 2008 is solely for the purpose of correcting a typographical error on the Consolidated Balance Sheets appearing in Part 1, Item 1 of the Form 10-Q filed by Northern California Bancorp, Inc. on November 14, 2008 with the Securities and Exchange Commission.  Specifically the total assets listed for December 31, 2007 was $253,875,000 and should be $253,865,000.

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the third quarter of 2008 does not reflect events occurring after the filing of the Original Report or modify or update the disclosures therein in any was other than as described above.

PART I-FINANCIAL INFORMATION

Item 1.                                       FINANCIAL STATEMENTS

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30	DECEMBER 31
(in thousands except share data)	2008	2007
	(Unaudited)	(Audited)
ASSETS:
Cash and Due From Banks	$8,262	$8,063
Federal Funds Sold	—	12,090
Total Cash and Cash Equivalents	8,262	20,153
Trading Assets	591	1,224
Interest-bearing deposits with other Financial Institutions	6,500	—
Investment Securities, available for sale (Note 5)	76,338	36,801
Investment Securities, held to maturity at cost (fair value approximates $8,052 in 2007) (Note 5)	—	7,869
Other Investments (Note 6)	3,647	2,824
Loans Held for Sale, at lower of cost or market	1,248	1,887
Loans, net of allowance for loan losses of $2,280 in 2008; $2,028 in 2007 (Note 7)	158,508	166,861
Bank Premises and Equipment, Net	5,056	4,874
Cash Surrender Value of Life Insurance	3,937	3,845
Other Real Estate Owned	6,349	—
Interest Receivable and Other Assets	6,170	7,527
Total Assets	$276,606	$253,865

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Non-interest bearing demand	$25,388	$24,814
Interest-bearing demand	16,863	15,600
Savings	7,099	5,487
Time less than $100,000	76,376	58,812
Time in denominations of $100,000 or more	56,385	62,620
Total Deposits	182,111	167,333

Federal Home Loan Bank Borrowed Funds	60,500	52,500
Federal Funds Purchased	840	—
Junior Subordinated Debt Securities	8,248	8,248
Revolving Line of Credit	2,500	—
Payable for investment securities purchased	2,705	5,225
Interest Payable and Other Liabilities	7,585	6,125
Total Liabilities	264,489	239,431

Shareholders’ Equity:
Common Stock - No Par Value, authorized 2,500,000 Outstanding:1,803,908 in 2008 and 1,792,238 in 2007	5,173	5,502
Retained Earnings	9,479	8,831
Accumulated Other Comprehensive Income (Loss) (Note 8)	(2,535)	101
Total Shareholders’ Equity	12,117	14,434
Total Liabilities & Shareholders’ Equity	$276,606	$253,865

Item 6.  Exhibits

A.	EXHIBITS

	31.1	Certification of the Chief Executive Officer of Northern California Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer of Northern California Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Chief Executive Officer of Northern California Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer of Northern California Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN CALIFORNIA BANCORP, INC.

Date: December 5, 2008	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chairman of the Board &
Chief Executive Officer

Date: December 5, 2008	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and
Principal Accounting Officer