Form 10-K
period 2008-12-31
NORTHERN CALIFORNIA BANCORP INC
filed 2009-04-09
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-K

☒                        Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

(Fee required) for fiscal year ended December 31, 2008

☐                           Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

(No fee required) for the period from               to

Commission File Number 0-27666

NORTHERN CALIFORNIA BANCORP, INC.

(Exact name of registrant as specified in its Charter)

Incorporated in the State of California

IRS Employer Identification Number 77-0421107

Address:  601 Munras Avenue, Monterey, CA  93940

Telephone: (831) 649-4600

Securities registered under Section 12(g) of the Exchange Act:  Common stock

Securities registered under Section 12(b) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No ☒

Aggregate market value of Common Stock held by non-associates as of the last business day of the registrant’s most recently completed second fiscal quarter – June 30, 2008 was $4,488,000.

Shares of stock outstanding as of March 1, 2009: 1,845,918.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2009 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

Portions of the Independent Auditor’s Report for the fiscal year ended December 31, 2008 are incorporated by reference in Part II Item 7.

FORM 10-K CROSS REFERENCE INDEX

Statements Regarding Forward-Looking Information

Except for historical information contained herein, the matters discussed or incorporated by reference in this report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), that involve substantial risks and uncertainties.  When used in this report, or in the documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” and similar expressions identify certain of such forward-looking statements.  Actual results of Northern California Bancorp could differ materially from such forward-looking statements contained herein.  Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Corporation operates):  changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Corporation has no control); other factors affecting the Corporation’s operations, markets, products and services; and other risks detailed in this Form 10-K (see “Item 1A. Risk Factors”) and in the Corporation’s other reports filed with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  The Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date thereof.

PART I

ITEM 1.                                                     BUSINESS

GENERAL

Northern California Bancorp, Inc. (the “Corporation”) was incorporated on August 29, 1995, as a for-profit corporation under California corporate laws for the principal purpose of engaging in banking and non-banking activities as allowed for a bank holding company.  At December 31, 2008, on a consolidated basis the Corporation had total assets of $306,201,000, total loans of $169,593,000 and total deposits of $189,730,000.  The Corporation owns 100% of Monterey County Bank (the “Bank”).   The Corporation’s sources of revenues at this time are dividends on investments, gains on securities transactions and potential dividends, management fees and tax equalization payments, if any, from the Bank.

The Corporation, as a bank holding company, engages in commercial banking through the Bank.  The Corporation may also engage in certain non-banking activities closely related to banking and own certain other business companies that are not banks, subject to applicable laws and regulations, although it has no current plans to do so.

BANK SUBSIDIARY

Monterey County Bank, an independent, California chartered commercial banking corporation, was chartered by the State of California on July 30, 1976.  The Bank’s customer base includes individuals, small and medium-sized businesses and a variety of government agencies with residences, offices or other relationships located in or about the city and county of Monterey, California, including the cities of Carmel, Pacific Grove and Salinas.  The Bank offers its customers a wide variety of the normal personal, consumer and commercial services expected of a locally owned, independently operated bank.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”), and, as such, the Bank is subject to regulations by that federal agency and to periodic audits of its operations and documentary compliance by FDIC personnel.  As a state chartered bank, which is not a member of the Federal Reserve System, it is also regulated and periodically examined by the California Department of Financial Institutions.

The Bank’s activities are conducted at its principal offices, 601 Munras Ave., Monterey, California and at its four branch offices in Carmel-By-The-Sea, Carmel Valley, Pacific Grove and Salinas, California and a loan production office in Monterey, California.  At December 31, 2008, the Bank had total assets, loans and deposits of approximately $304,847,000, $169,593,000 and $189,974,000, respectively.

The Bank provides a range of competitive retail and commercial banking services.  The deposit services offered include various types of personal and business checking accounts, savings accounts, money market investment accounts, certificates of deposit, and retirement accounts.  Lending services include consumer loans, various types of mortgage loans for residential and commercial real estate, personal lines of credit, home equity loans, real estate construction, accounts receivable financing, commercial loans to small and medium-sized businesses and professionals.  The Bank also provides drive-through facilities, at its Monterey and Carmel offices, and night depository facilities for customer convenience.  The Bank offers safe deposit box facilities, cashiers’ checks, travelers’ checks, U.S. Savings Bonds, and wire transfers.  The Bank does not provide trust services.

While the Bank has the authority to engage in a wide range of banking activities, and offers most of the types of banking services of a commercial bank, over the past three years it has derived much of its profitability and differentiated itself from its competitors through (i) commercial and real estate loans guaranteed by the Small Business Administration (“SBA”), (ii) sponsorship of credit card and debit card programs and (iii) credit card depository services for merchants.

The primary issue that affected the Corporation in 2008 was the downturn in the economy and related stress in real estate markets. The Corporation focused much of its efforts on managing the deterioration of asset quality resulting from the effect that deteriorating economic conditions had on loans made primarily to residential real estate development projects. The increase in the Corporation’s provision for loan losses ($1,132,000 in 2008 compared to $865,000 in 2007) was largely due to asset quality issues related to this market segment.

Management’s efforts focused on developing methodologies to identify potentially weak credits as early as possible, which enabled a proactive and aggressive approach to managing these credits and the development of workout strategies as appropriate.  Nonetheless, loans 30 days past due increased from $3,800,000 (2.23 percent of total loans) at December 31, 2007 to $6,925,000 (4.08 percent of total loans) at December 31, 2008.  Past due loans increased during this period by $3,125,000 or 82.2 percent.  During the same period, non-performing loans (non-accrual loans and troubled debt restructurings) increased from $3,396,000 (2.0 percent of total loans) to $7,091,000 (4.8 percent of total loans) at December 31, 2008. Of the non-performing loans outstanding at December 31, 2008, $6,876,000 or 90.6 percent were secured by real estate (net of any charge-offs previously taken).  Total past due loans and non-performing loans are net of the guaranteed portion of Small Business Administration (“SBA”) loans totaling $1,421,000 and $1,348,000, respectively.  Management believes the presence of real estate collateral mitigates the level of expected loss though the level of mitigation is uncertain due to the difficulty ascertaining real estate values at this time.

Management utilized a pricing discipline and other strategies to offset pressure on the Corporation’s net yield on earning assets created by declining interest rates and an increase in non-performing loans.  To combat this and other adverse factors, Management’s efforts to improve its net yield on earning assets included the development of a loan pricing model, establishing floors on variable rate loan products, increased investment in tax free municipal securities, increased efforts to attract lower cost checking accounts and increased use of competitively priced out-of-area deposits, Federal Reserve Bank borrowings and Federal Home Loan Bank borrowings.  Despite these and other actions, the Corporation’s tax-equivalent net yield on earning assets decreased to 2.87 percent for 2008 compared to 4.69 percent for 2007.  The tax-equivalent net yield on earning assets was affected in 2008 by the increase in loans being placed on non-accrual during the year. Non-accrual loans totaled $7,091,000 at year-end 2008 compared to $3,396,000 at year-end 2007, an increase of $3,695,000 or 108.8 percent.  The increase in non-accrual loans resulted from slowing economic activity and a depressed real estate market.

The Bank has provided sponsorship of third party credit card and debit card programs since August 2002.  The Bank gave notice in June 2008 to the third-party card vendors that it will reduce its sponsorship of credit card and stored value card programs, terminating sponsorship agreements on all programs except a drug manufactures’ rebate card program.  The heightened monitoring required for third-party relationships to ensure compliance with various laws and regulations applicable to these types of programs makes it imprudent for the Bank to continue with these programs.  The characteristics of the drug manufactures’ rebate card program significantly reduces the level of required monitoring.  Management anticipates its sponsorship of the affected programs will end by June 2009.  The Bank has been named as a defendant in a lawsuit brought by one of the third-party credit card companies, seeking to compel the Bank to continue its sponsorship for a period of time.  (See “Item 3. Legal Proceedings” for further discussion.)

The Bank’s revenues, consisting of a monthly fee per card or a minimum monthly fee, from the credit card programs were $514,000, $648,000 and $1,308,000 in 2008, 2007 and 2006, respectively.  The 2006 revenues reflect the purchase by one of the sponsored programs of an existing credit card portfolio containing approximately 250,000 accounts.  The portfolio was subsequently transferred to another sponsor resulting in transfer fees in the amount of $382,000 and $204,000 in 2006 and 2007, respectively.  The Bank’s revenues, consisting of a monthly fee per card or a minimum monthly fee, from the debit card programs were $155,000, $293,000 and $75,000 in 2008, 2007 and 2006, respectively.  The Bank’s revenues from the credit card and debit card programs in 2008 were not significantly impacted by its decision to terminate the sponsorship agreements.  Revenues for 2009 will be impacted, although the amount of the impact will depend on the actual dates the sponsorships end.

Northern California Bancorp, Inc. Trust I

On March 27, 2003, Northern California Bancorp, Inc. Trust I, a Delaware statutory business trust and a wholly owned subsidiary of the Corporation (“Trust I”), issued an aggregate of $3.0 million of principal amount of Floating Rate TRUPS® (Capital Trust Pass-through Securities of the Trust) (the “Trust Preferred Securities”).  The securities issued by Trust I are fully guaranteed by the Corporation with respect to distributions and amounts payable upon liquidation, redemption or repayment.  The entire proceeds to Trust I from the sale of the Trust Preferred Securities were used by Trust I in order to purchase $3.0 million in principal amount of the Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 issued by the Corporation (the “Subordinated

Debt Securities”).

Pursuant to Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities (VIE’s) (FIN 46R),” Trust I is not reflected on a consolidated basis in our consolidated financial statements.

The Subordinated Debt Securities bear a variable interest rate equal to the three-month London Interbank Offered Rate “LIBOR” plus 3.25%.  The effective rate at December 31, 2008 was 8.07%.  Total broker and legal costs associated with the issuance of $115,000 are being amortized over a 30 year period.

Northern California Bancorp, Inc. Trust II

On November 13, 2003, Northern California Bancorp, Inc. Trust II, a Delaware statutory business trust and a wholly owned subsidiary of the Corporation (“Trust II”), issued an aggregate of $5.0 million of principal amount of Floating Rate TRUPS® (the “Trust Preferred Securities-II”).   The securities issued by Trust II are fully guaranteed by the Corporation with respect to distributions and amounts payable upon liquidation, redemption or repayment.  The entire proceeds to Trust II from the sale of the Trust Preferred Securities were used by Trust II in order to purchase $5.0 million in principal amount of the Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 issued by the Corporation (the “Subordinated Debt Securities-II”).

Pursuant to FIN46R, “Consolidation of Variable Interest Entities (VIE’s) (FIN 46),” Trust II is not reflected on a consolidated basis in our consolidated financial statements.

The Subordinated Debt Securities-II bear a variable interest rate equal to the three-month LIBOR plus 2.85%.  The effective rate at December 31, 2008 was 6.04%. Total broker and legal costs associated with the issuance of $54,000 are being amortized over a 30 year period.

EMPLOYEES

At December 31, 2008, the Corporation and the Bank employed a total of 54 full-time equivalent persons.  Our employees are not represented by any union or other collective bargaining agreement and we consider our relations with our employees to be excellent.

COMPETITION

All phases of the Bank’s business have been, since inception, and will continue to be subject to significant competitive forces.  Although the Bank has increasing recognition in its primary service area of Monterey County as a whole, it nevertheless has to compete with other independent local banking institutions, including commercial banks and savings and loan associations, as well as branch offices of regional and national commercial banks, which have assets, capital and lending limits substantially larger than the Bank, as well as wider geographic markets, more support services and larger media advertising capabilities.  The Bank competes with respect to its lending activities, as well as in attracting demand deposits, with savings banks, savings and loan associations, insurance companies, regulated small loan companies and credit unions, as well as securities brokerage offices which can issue commercial paper and other securities (such as shares in money market funds).

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

To compete with the financial institutions in its primary service area, the Bank intends to use the flexibility which its independent status permits.  Its activities in this regard include an ability and intention to respond quickly to changes in the interest rates paid on time and savings deposits and charged on loans, and to charges imposed on depository accounts, so as to remain competitive in the market place.  It also will continue to emphasize specialized services for the small business person and professional and personal contacts by the Bank’s officers, directors and employees.  If there are customers whose loan demands exceed the Bank’s lending limits, the Bank has the ability to arrange for such loans on a participation basis with other financial institutions.  No assurance can be given, however, that the Bank’s efforts to compete with other financial institutions in its primary service area will be successful.

The Bank’s earnings depend largely on rate differentials.  In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings, and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank’s portfolio, comprise the major portion of the Bank’s earnings.  These rates are highly sensitive to many factors that are beyond the control of the Bank.  Accordingly, the earnings and growth of the Bank are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

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

SUPERVISION AND REGULATION

The Corporation

On December 29, 1995, after receipt of appropriate approvals, the Corporation acquired the Bank through a reverse triangular merger (the “Merger”).  As a result, by operation of law, each outstanding share of common stock of the Bank prior to the Merger was converted into a share of common stock of the Corporation, while the Corporation became the sole owner of the newly issued shares of common stock of the Bank.

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

The FRB’s Regulation “Y” sets out the non-banking activities that are permissible for bank holding companies under the law, subject to the FRB’s approval in individual cases.  Most of these activities are now permitted for California banks that are well-capitalized.   The Corporation and its subsidiaries are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.  The Gramm-Leach-Bliley Act (the “Act”) does three fundamental things: 1) it repeals key provisions of the Glass Steagal Act to permit commercial banks to affiliate with investment banks, 2) it substantially modifies the Bank Holding Company Act of 1956 to permit companies that own commercial banks to engage in any type of financial activity, and 3) it allows subsidiaries of banks to engage in a broad range of financial activities that are not permitted by banks.  Management believes the Act has resulted in increased competition for financial services.

The Corporation is required to file reports with the FRB and provide such additional information as the FRB may require. The FRB also has the authority to examine the Corporation and each of its subsidiaries with the cost thereof borne by the Corporation.  Under California banking law, the Corporation and its subsidiaries are also subject to examination by, and may be required to file reports with, the Commissioner of the Department of Financial Institutions.

The Corporation and any subsidiaries which it may acquire or organize will be deemed affiliates of the Bank within the meaning of the Federal Reserve Act.  Pursuant thereto, loans by the Bank to affiliates, investments by the Bank in affiliates’ stock, and taking affiliates’ stock by the Bank as collateral for loans to any borrower is limited to 10% of the Bank’s capital, in the case of any one affiliate, and is limited to 20% of the Bank’s capital, in the case of all affiliates.  Federal and State law place other limitations on transactions between the Bank and its affiliates designed to ensure that the Bank receives treatment in such transactions comparable to that available from unaffiliated third parties.

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

Future offers or sales of the stock of the Corporation will be subject to the registration requirements of the Securities Act of 1933, and qualification under the California Corporate Securities Act of 1968, and possibly other state Blue Sky laws (unless an exemption is available).

Recent Regulatory Developments

In light of current conditions in the global financial markets and the global economy, legislators and banking regulators have increased their focus on the financial services industry.  Proposals for legislation that could substantially intensify the regulation of the financial services industry are expected to be introduced in the U.S. Congress and in state legislatures. The agencies regulating the financial services industry also adopt changes to their regulations. Substantial regulatory and legislative initiatives, including a comprehensive overhaul of the regulatory system in the U.S., are possible in the months or years ahead. Any such action could have a materially adverse effect on our business, financial condition and results of operations.

Recent months have already seen an unprecedented number of government initiatives designed to respond to the stresses experienced in financial markets.  In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008.  Pursuant to EESA, the Secretary of the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments issued on or before March 14, 2008 from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to EESA, the U.S. Treasury established the Troubled Asset Relief Program (“TARP”) and has since injected capital into many financial institutions under the TARP Capital Purchase Program (“TARP-CPP”).  Neither the Corporation nor the Bank has participated in the TARP-CPP.

On February 10, 2009, the Treasury announced the Financial Stability Plan (the “FSP”), which, among other things, proposes to establish a new Capital Assistance Program (“CAP”) through which eligible banking institutions will have access to U.S. Treasury capital as a bridge to private capital until market conditions normalize, and extends to October 31, 2009, the FDIC’s Temporary Liquidity Guarantee Program (the “TLGP”) pursuant to which the FDIC will fully guarantee certain newly issued senior unsecured debt and provide full FDIC deposit insurance coverage for certain accounts, including noninterest bearing deposit transaction accounts. As a complement to CAP, a new Public-Private Investment Fund on an initial scale of up to $500 billion, with the potential to expand up to $1 trillion, was announced to catalyze the removal of legacy assets from the balance sheets of financial institutions. This proposed fund will combine public and private capital with government financing to help free up capital to support new lending. In addition, the existing Term Asset-Backed Securities Lending Facility (“TALF”) would be expanded (up to $1 trillion) in order to reduce credit spreads and restart the securitized credit markets that in recent years supported a substantial portion of lending to households, students, small businesses, and others. Furthermore, the FSP proposes a new framework of governance and oversight to help ensure that banks receiving funds are held responsible for appropriate use of those funds through stronger conditions on lending, dividends and executive compensation along with enhanced reporting to the public.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law.  ARRA is intended to provide tax breaks for individuals and businesses, direct aid to distressed states and individuals, and provide infrastructure spending.  In addition, ARRA imposes new executive compensation and expenditure limits on all previous and future TARP-CPP recipients and expands the class of employees to whom the limits and restrictions apply.  ARRA also provides the opportunity for additional repayment flexibility for existing TARP-CPP recipients.  Among other things, ARRA prohibits the payment of bonuses, other incentive compensation and severance to certain highly paid employees (except in the form of restricted stock subject to specified limitations and conditions), and requires each TARP-CPP recipient to comply with certain other executive compensation related requirements.  These provisions modify the executive compensation provisions that were included in EESA, and in most instances apply retroactively for so long as any obligation arising from financial assistance provided to the recipient under TARP remains outstanding.  To the extent that the executive compensation provisions in ARRA are more restrictive than the restrictions described in the Treasury’s executive compensation guidelines already issued under EESA, the new ARRA guidelines appear to supersede those restrictions.  However, both ARRA and the existing Treasury guidelines contemplate that the Secretary of the Treasury will adopt standards to provide additional guidance regarding how the executive compensation restrictions under ARRA and EESA will be applied.

In addition, ARRA directs the Secretary of the Treasury to review previously-paid bonuses, retention awards and other compensation paid to the senior executive officers and certain other highly-compensated employees of each TARP-CPP recipient to determine whether any such payments were excessive, inconsistent with the purposes of ARRA or TARP, or otherwise contrary to the public interest. If the Secretary determines that any such payments have been made by a TARP-CPP recipient, the Secretary will seek to negotiate with the TARP-CPP recipient and the subject employee for appropriate reimbursements to the U.S. government (not the TARP-CPP recipient) with respect to any such compensation or bonuses.  ARRA also permits the Secretary, subject to consultation with the appropriate federal banking agency, to allow a TARP-CPP recipient to repay any assistance previously provided to such TARP-CPP recipient under the TARP, without regard to whether the TARP-CPP recipient has replaced such funds from any source, and without regard to any waiting period. Any TARP-CPP recipient that repays its TARP assistance pursuant to this provision would no longer be subject to the executive compensation provisions under ARRA.

On February 18, 2009, the Treasury announced the Homeowner Affordability and Stability Plan (“HASP”), which proposes to provide refinancing for certain homeowners, to support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac, and to establish a Homeowner Stability Initiative to reach at-risk homeowners. Among other things, the Homeowner Stability Initiative would offer monetary incentive to mortgage servicers and mortgage holders for certain modifications of at-risk loans, and would establish an insurance fund designed to reduce foreclosures.

It is not clear at this time what impact EESA, the CPP, the TLGP, the FSP, ARRA, HASP, or other liquidity and funding initiatives will have on the financial markets and the other difficulties described above, including the high levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Failure of these programs to address the issues noted above could have an adverse effect on the Corporation and its business.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 (the “SOX Act”) was enacted in response to issues in corporate governance and accountability.  Key provisions of the SOX Act provide for:

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

The effect of the SOX Act has been higher compliance and accounting/auditing costs as corporations have modified procedures.

Monterey County Bank

Both federal and state laws provide extensive regulation of the banking business.  State and federal statutes and regulations apply to many aspects of the Bank’s operations, including minimum capital requirements, reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. The California Department of Financial Institutions (the “DFI”) and the FDIC provide primary supervision, periodic examination and regulation of the Bank.

The FDIC, through its Deposit Insurance Fund (the “DIF”), insures the Bank’s deposits.  Previously, the maximum deposit insurance coverage was $100,000 per depositor, except that individual retirement accounts were insured up to a maximum of $250,000 per depositor.  Effective November 21, 2008 and until December 31, 2009, the FDIC expanded deposit insurance limits under the FDIC’s TLGP to $250,000 per depositor for certain accounts and unlimited coverage for non-interest bearing transaction accounts held at financial institutions who have not opted out of the Program. On January 1, 2010, these increased limits on deposit insurance coverage will return to $100,000 for all deposit categories except individual retirement accounts and certain other retirement accounts, which will continue to be insured up to $250,000 per depositor.  For this protection, the Bank, like all insured banks, pays a semi-annual statutory assessment and is subject to the rules and regulations of the FDIC.  Although the Bank is not a member of the Federal Reserve System, certain regulations of the Federal Reserve Board also apply to its operations.

California law restricts the amount available for cash dividends by state-chartered banks to the lesser of retained earnings or the bank’s net income for its last three fiscal years (less any distributions to stockholders made during such period).  Cash dividends may also be paid in an amount not exceeding the net income for such bank’s last preceding fiscal year after obtaining the prior approval of the Commissioner.  The FDIC also has authority to prohibit the Bank from engaging in unsafe or unsound practices.  The FDIC can use this power, under certain circumstances, to restrict or prohibit a bank from paying dividends.

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

Effective January 17, 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities.  Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums.  The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank’s capital adequacy.  Management of the Corporation does not believe that the Bank’s assets and activities, as currently structured, would lead the FDIC to require additional capital under this rule.

Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy.  Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

Prompt Corrective Action and Other Enforcement Mechanisms

Under Section 38 of the Federal Deposit Insurance Act (FDIA), as added by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates.  The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action.  Under the regulations, an institution shall generally be deemed to be: (i) “well capitalized” if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized;” (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

At December 31, 2008, the Bank met the tests to be categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.

Safety and Soundness Standards

Federal law requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits.  The federal banking agencies recently adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness (the “Guidelines”) to implement safety and soundness standards required by the FDIA.  The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.

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

FDIC Insurance and Insurance Assessments

Banks and thrifts have historically paid varying amounts of premiums on deposits for federal deposit insurance depending upon a risk-based system which evaluated the institution’s regulatory and capital adequacy ratings.  The FDIC operated two separate insurance funds, the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”).

As a result of the Federal Deposit Insurance Reform Act of 2006 and regulations adopted by the FDIC effective as of November 2, 2007: (i) the BIF and the SAIF have been merged into the Deposit Insurance Fund (the “DIF”); (ii) the $100,000 insurance level has been indexed to reflect inflation (the first adjustment for inflation will be effective January 1, 2011 and thereafter adjustments will occur every 5 years); (iii) deposit insurance coverage for retirement accounts has been increased to $250,000, and will also be subject to adjustment every five years; (iv) banks that historically have capitalized the BIF are entitled to a one-time credit which can be used to off-set premiums otherwise due (this addresses the fact that institutions that have grown rapidly have not had to pay deposit premiums); (v) a cap on the level of the DIF has been imposed and dividends will be paid when the DIF grows beyond a specified threshold; and (vi) the previous risk-based system for assessing premiums has been revised.

Effective January 1, 2007, the FDIC utilizes a risk-based assessment system to set semi-annual insurance premium assessments which categorizes banks into four risk categories based on capital levels and supervisory “CAMELS” ratings and names them Risk Categories I, II, III and IV.  The “CAMELS” rating system is based upon an evaluation of the five critical elements of an institution’s operations: Capital adequacy, Asset quality, Management, Earnings, Liquidity, and Sensitivity to risk.  This rating system is designed to take into account and reflect all significant financial and operational factors financial institution examiners assess in their evaluation of an institution’s performance.  The following table sets forth these four Risk Categories:

Supervisory Subgroup
Capital Group	A	B	C
1. Well Capitalized	I		III
2. Adequately Capitalized		II
3. Undercapitalized	III		IV

Within Risk Category I, the assessment system combines supervisory ratings with other risk measures to differentiate risk.  For most institutions, the assessment system combines CAMELS component ratings with financial ratios to determine an institution’s assessment rate.  For large institutions that have long-term debt issuer ratings, the new assessment system differentiates risk by combining CAMELS component ratings with those ratings.  For large institutions within Risk Category I, initial assessment rate determinations may be modified within limits upon review of additional relevant information.  The new assessment system assess those within Risk Category I that pose the least risk a minimum assessment rate and those that pose the greatest risk a maximum assessment rate that is two basis points higher.  An institution that poses an intermediate risk within Risk Category I will be charged a rate between the minimum and maximum that will vary incrementally by institution.

On February 27, 2009, the FDIC adopted final rules modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009.  Under these new rules, risk assessments for small Risk Category I institutions and large Risk Category I institutions with no long-term debt rating will include a consideration of such institution’s adjusted brokered deposit ratio. The adjusted brokered deposit ratio affects institutions whose brokered deposits are more than 10 percent of domestic deposits and whose total assets are more than 40 percent greater than they were four years previously. The adjusted brokered deposit ratio excludes certain reciprocal deposits for institutions in Risk Category I. Brokered deposits that consist of balances swept into an insured institution are included in the adjusted brokered deposit ratio for all institutions.

Further, the new rules revised the method for calculating the assessment rate for a large Risk Category I institution with a long-term debt issuer rating so that it equally weights the institution’s weighted average CAMELS component ratings, its long-term debt issuer ratings and the financial ratios method assessment rate. The final rule updates the uniform amount and the pricing multipliers for the weighted average CAMELS component ratings and financial ratios method. It also increases the maximum possible large bank adjustment from 0.5 basis point to 1.0 basis point.

These new rules set forth three possible adjustments to an institution’s initial base assessment rate: (i) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (ii) an increase not to exceed 50 percent of an institution’s assessment rate before the increase for secured liabilities in excess of 25 percent of domestic deposits; and (ii) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10 percent of domestic deposits.

Under these new rules, the FDIC adopted new initial base assessment rates as of April 1, 2009, as follows, expressed in terms of cents per $100 in insured deposits:

Initial Base Assessment Rates

	Risk Category
	I *
	Minimum	Maximum	II	III	IV
Annual Rates (in basis points)	12	16	22	32	45

*Initial base rates that were not the minimum or maximum rate will vary between these rates.

After applying all possible adjustments, minimum and maximum total base assessment rates for each Risk Category are as follows:

Total Base Assessment Rates

	Risk Category I	Risk Category II	Risk Category III	Risk Category IV
Initial base assessment rate	12 – 16	22	32	45
Unsecured debt adjustment	-5 – 0	-5 – 0	-5 – 0	-5 – 0
Secured liability adjustment	0 – 8	0 – 11	0 – 16	0 – 22.5
Brokered deposit adjustment		0 – 10	0 – 10	0 – 10
Total base assessment rate	7 – 24	17 – 43	27 – 58	40 – 77.5

* All amounts for all risk categories are in basis points annually. Total base rates that are not the minimum or maximum rate will vary between these rates.

In addition, on February 27, 2009, the FDIC adopted an interim rule that imposes a 20 basis point emergency special assessment on all insured depository institutions on June 30, 2009. The special assessment will be collected September 30, 2009, at the same time that the risk-based assessments for the second quarter of 2009 are collected. The interim rule also permits the FDIC to impose an emergency special assessment of up to 10 basis points on all insured depository institutions whenever, after June 30, 2009, the FDIC estimates that the DIF reserve ratio will fall to a level that the FDIC believes would adversely affect public confidence or to a level close to zero or negative at the end of a calendar quarter.

Effective November 21, 2008 and until December 31, 2009, the FDIC expanded deposit insurance limits for certain accounts under the FDIC’s Temporary Liquidity Guarantee Program.  Provided an institution has not opted out of the Temporary Liquidity Guarantee Program, the FDIC may (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for noninterest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (IOLTAs) held at participating FDIC-insured institutions through December 31, 2009. Coverage under the TLGP was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000.  On February 10, 2009, the Treasury extended the Temporary Liquidity Guarantee Program to October 31, 2009 pursuant to the Financial Stability Plan - Capital Assistance Program.  The Bank has not opted out of the TLGP.

The FDIC may terminate its insurance of deposits if it finds that the Bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

The Financing Corporation (“FICO”), established by the Competitive Equality Banking Act of 1987, is a mixed-ownership government corporation whose sole purpose was to function as the financing vehicle for the Federal Savings and Loan Insurance Corporation.  Effective December 12, 1991, as provided by the Resolution Trust Corporation Refinancing, Restructuring and Improvement Act of 1991, FICO’s ability to issue new debt was terminated.  Outstanding FICO bonds, which are 30-year non-callable bonds with a principal amount of approximately $8.1 billion, mature in 2017 through 2019.

FICO has assessment authority, separate from the FDIC’s authority to assess risk-based premiums for deposit insurance, to collect funds from FDIC-insured institutions sufficient to pay interest on FICO bonds.  The FDIC acts as collection agent for FICO.  The FICO assessment rate is adjusted quarterly to reflect changes in the assessment basis of the respective funds based on the quarterly Call Report and the Thrift Financial Report submissions.  The FICO quarterly rates for 2008 were 1.14, 1.12, 1.12 and 1.10.  The FICO quarterly rate for the first and second quarters of 2009 is 1.14 and 1.04, respectively.

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

The Interstate Act also permitted, effective June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank.  Each state may adopt legislation to prohibit interstate mergers after June 1, 1997 in that state or in other states by that state’s banks.  The same concentration limits discussed in the preceding paragraph apply.  The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirement and conditions as for a merger transaction.

The Interstate Act has increased competition in the Bank’s market areas, especially from larger financial institutions and their holding companies.

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

In May, 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank’s compliance with its CRA obligations.  The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements.  In March 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending.  The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact. .  Following the Bank’s most recent CRA examination, the Bank’s rating was “needs to improve”.  The rating is due primarily to issues related to the Bank’s third party vendor programs.

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

Section 24 of the FDIA, as amended by the FDICIA, generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks.  Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank.  An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

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

Effect of Governmental Monetary Policies

The Corporation’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.  The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through the Federal Reserve’s statutory power to implement national monetary policy in order, among other things, to curb inflation or combat a recession.  The Federal Reserve, through its monetary and fiscal policies, affects the levels of the Bank’s loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject.  We cannot predict the nature or impact of future changes in monetary and fiscal policies.

The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect market interest rates.  From January 2001 to June 2003, the FRB decreased interest rates numerous times, reducing the overnight “Federal Funds” rate from 6.50% to 1.00%, the lowest level in four decades.  From June 2004 to June 2006, the FRB reversed direction and increased rates 17 times to 5.25%.  From September 2007 through December 2008, the FRB reduced rates ten times to their current level of 0.00%.  The nature and timing of any future changes in such policies and their impact on the Corporation cannot be predicted.  However, depending on the degree to which the Bank’s interest-earning assets and interest-bearing liabilities are rate sensitive, increases in rates would have a temporary effect of increasing the Bank’s net interest margin, while decreases in interest rates would have the opposite effect.  In addition, adverse economic conditions, including a downturn in the local or regional economy and rising energy prices, have made a higher provision for loan losses a prudent course and have caused higher loan charge-offs, thus adversely affecting the Corporation’s net income or other operating costs.

Financial Modernization Act

Effective March 11, 2000, the Gramm-Leach-Bliley Act eliminated most barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers, and enabled full affiliations to occur between such entities.  This legislation permits bank holding companies to become “financial holding companies” and thereby acquire securities firms and insurance companies and engage in other activities that are financial in nature.  A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the prompt corrective action provisions discussed above, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act by filing a declaration that the bank holding company wishes to become a financial holding company.  No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.  The Corporation has no current intention of becoming a financial holding company, does not currently qualify to do so, but may do so at some point in the future if deemed appropriate in view of opportunities or circumstances at the time.

The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agencies; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking.  A national bank (and therefore, a state bank as well) may also engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory CRA rating.  Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries.  In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory or better.

The Gramm-Leach-Bliley Act also imposed significant new requirements on financial institutions with respect to the privacy of customer information, and modified other laws, including those related to community reinvestment.

USA Patriot Act of 2001

The USA Patriot Act of 2001, enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, is intended to strengthen U.S. law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts.  The impact of the USA Patriot Act on financial institutions of all kinds has been significant and wide ranging.  The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations applicable to financial institutions, including:

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

Regulatory Enforcement Powers

Commercial banking organizations, such as the Bank, may be subject to enforcement actions by the FDIC and the DFI for engaging in unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency.  Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits, the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of the FDICIA.

The Bank has been in discussions with the FDIC regarding the issuance of a cease-and-desist order.  For more information, please see Footnote 17 to the consolidated financial statements included elsewhere herein.

California and Federal Change in Bank Control Laws

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

Under the California Financial Code, no person shall, directly or indirectly, acquire control of a California licensed bank or a bank holding company unless the DFI has approved such acquisition of control.  A person would be deemed to have acquired control of the Corporation under this state law if such person, directly or indirectly, has the power (i) to vote 25% or more of the voting power of the Corporation or (ii) to direct or cause the direction of the management and policies of the Corporation.  For purposes of this law, a person who directly or indirectly owns or controls 10% or more of the Common stock would be presumed to control the Corporation, subject to rebuttal.

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

ITEM 1A.                                       RISK FACTORS

DIFFICULT CONDITIONS IN THE CAPITAL MARKETS AND THE ECONOMY GENERALLY MAY MATERIALLY ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

Our results of operations are materially affected by conditions in the capital markets and the economy generally. The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months at unprecedented levels. In many cases, these markets have produced downward pressure on stock prices of, and credit availability to, certain companies without regard to those companies’ underlying financial strength.

Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining U.S. real estate market have contributed to increased volatility and diminished expectations for the economy and the capital and credit markets going forward.  These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and national recession.  In addition, the fixed-income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions.  Initially, the concerns on the part of market participants were focused on the subprime segment of the mortgage-backed securities market.  However, these concerns have since expanded to include a broad range of mortgage-and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial products could be adversely affected. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition.  The current mortgage crisis and economic slowdown has also raised the possibility of future legislative and regulatory actions in addition to the recent enactment of EESA that could further impact our business. We cannot predict whether or when such actions may occur, or what impact, if any; such actions could have on our business, results of operations and financial condition.

THERE CAN BE NO ASSURANCE THAT ACTIONS OF THE U.S. GOVERNMENT, FEDERAL RESERVE AND OTHER GOVERNMENTAL AND REGULATORY BODIES FOR THE PURPOSE OF STABILIZING THE FINANCIAL MARKETS WILL ACHIEVE THE INTENDED EFFECT.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed EESA into law.  Pursuant to EESA, the Treasury has the authority to utilize up to $700 billion to purchase distressed assets from financial institutions or infuse capital into financial institutions for the purpose of stabilizing the financial markets.  The Treasury announced the Capital Purchase Program under EESA pursuant to which it has purchased and will continue to purchase senior preferred stock in participating financial institutions such as the Corporation.  There can be no assurance, however, as to the actual impact that EESA, including the Capital Purchase Program and the Treasury’s Troubled Asset Repurchase Program, will have on the financial markets or on us.  The failure of these programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The federal government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis.  There can be no assurance as to what impact such actions will have on the financial markets, including the extreme levels of volatility currently being experienced.  Such continued volatility could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock.

WE MAY BE REQUIRED TO PAY SIGNIFICANTLY HIGHER FEDERAL DEPOSIT INSURANCE CORPORATION (FDIC) PREMIUMS IN THE FUTURE.

Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows.  The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline.  In addition, EESA temporarily increased the limit on FDIC coverage to $250,000 through December 31, 2009.  These developments will cause the premiums assessed to us by the FDIC to increase.

On December 16, 2008, the FDIC Board of Directors determined deposit insurance assessment rates for the first quarter of 2009 at 12 to 14 basis points per $100 of deposits.  Beginning April 1, 2009, the rates will increase to 12 to 16 basis points per $100 of deposits. Additionally, on February 27, 2009, the FDIC announced an interim rule imposing a 20 basis point special emergency assessment on June 30, 2009, payable September 30, 2009. The interim rule also allows the FDIC to impose a special emergency assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in FDIC insurance. These higher FDIC assessment rates and special assessments could have an adverse impact on our results of operations.

RECENT NEGATIVE DEVELOPMENTS IN THE FINANCIAL INDUSTRY AND THE CREDIT MARKETS MAY SUBJECT US TO ADDITIONAL REGULATION.

As a result of the recent global financial crisis, the potential exists for new federal or state laws and regulations regarding lending and funding practices and liquidity standards to be promulgated, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.  Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and may adversely impact our financial performance.

THE GEOGRAPHIC CONCENTRATION OF OUR MARKETS MAKES OUR BUSINESS HIGHLY SUSCEPTIBLE TO LOCAL ECONOMIC CONDITIONS.

Unlike larger banking organizations that are more geographically diversified, our operations are currently concentrated in the Monterey Peninsula and Salinas, California markets. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these market areas.  Deterioration in economic conditions in one or all of these markets could result in an increase in loan delinquencies, an increase in problem assets and foreclosures, a decrease in the demand for our products and services or a decrease in the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage.

FUTURE GROWTH OR OPERATING RESULTS MAY REQUIRE THE CORPORATION TO RAISE ADDITIONAL CAPITAL BUT THAT CAPITAL MAY NOT BE AVAILABLE OR IT MAY BE DILUTIVE.

The Corporation is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations.  To the extent the Corporation’s future operating results erode capital or the Corporation elects to expand through loan growth or acquisition it may be required to raise capital.  The Corporation’s ability to raise capital will depend on conditions in the capital markets, which are outside of its control, and on the Corporation’s financial performance. Accordingly, the Corporation cannot be assured of its ability to raise capital when needed or on favorable terms. If the Corporation cannot raise additional capital when needed, it will be subject to increased regulatory supervision and the imposition of restrictions on its growth and business.  These could negatively impact the Corporation’s ability to operate or further expand its operations through acquisitions or the establishment of additional branches and may result in increases in operating expenses and reductions in revenues that could have a material adverse effect on its financial condition and results of operations.

THE CORPORATION’S ALLOWANCE FOR POSSIBLE LOAN LOSSES MAY BE INSUFFICIENT.

The Corporation maintains an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses charged to expense that represents management’s best estimate of probable losses within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.   The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  If charge-offs in future periods exceed the allowance for possible loan losses, the Corporation will need additional provisions to increase the allowance for possible loan losses.  Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation’s financial condition and results of operations.

THE CORPORATION IS SUBJECT TO INTEREST RATE RISK.

The Corporation’s earnings and cash flows are largely dependent upon its net interest income.  Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds.  Interest rates are highly sensitive to many factors that are beyond the Corporation’s control, including general economic conditions and policies of various governmental and regulatory agencies.  Changes in monetary policy, including changes in interest rates, could influence not only the interest the Corporation receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect the Corporation’s ability to originate loans and obtain deposits and the fair value of the Corporation’s financial assets and liabilities.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Corporation’s net interest income, and earnings, could be adversely affected.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

THE CORPORATION IS SUBJECT TO ENVIRONMENTAL LIABILITY RISK ASSOCIATED WITH LENDING ACTIVITIES.

A significant portion of the Corporation’s loan portfolio is secured by real property.  During the ordinary course of business, the Corporation may foreclose on and take title to properties securing certain loans.  In doing so, there is a risk that hazardous or toxic substances could be found on these properties.  If hazardous or toxic substances are found, the Corporation may be liable for remediation costs, as well as for personal injury and property damage.  Environmental laws may require the Corporation to incur substantial expenses and may materially reduce the affected property’s value or limit the Corporation’s ability to use or sell the affected property.  In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Corporation’s exposure to environmental liability.  The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Corporation’s financial condition and results of operations.

THE CORPORATION IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION AND SUPERVISION.

The Corporation, primarily through the Bank, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Corporation’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes.  Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Corporation in substantial and unpredictable ways.  Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

THE CORPORATION’S CONTROLS AND PROCEDURES MAY FAIL OR BE CIRCUMVENTED.

Management regularly reviews and updates the Corporation’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Any failure or circumvention of the Corporation’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Corporation’s business, results of operations and financial condition.

THE CORPORATION’S INFORMATION SYSTEMS MAY EXPERIENCE AN INTERRUPTION OR BREACH IN SECURITY.

The Corporation relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Corporation’s customer relationship management, general ledger, deposit, loan and other systems.  While the Corporation has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of the Corporation’s information systems could damage the Corporation’s reputation, result in a loss of customer business, subject the Corporation to additional regulatory scrutiny, or expose the Corporation to civil litigation and possible financial liability, any of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

CHANGES IN TECHNOLOGY COULD BE COSTLY.

The banking industry is undergoing technological innovation.  In order to maintain its competitive position, the Corporation must react to these innovations and evaluate the technologies to enable it to compete on a cost-effective basis.  The cost of such technology, including personnel, may be high in both absolute and relative terms.  There can be no assurance, given the fast pace of change and innovation, that the Corporation’s technology will meet or continue to meet its needs.

THE TRADING VOLUME IN THE CORPORATION’S COMMON STOCK IS LESS THAN THAT OF OTHER LARGER FINANCIAL SERVICES COMPANIES.

Although the Corporation’s common stock is listed for trading on the Over The Counter Bulletin Board, the trading volume in its common stock is less than that of other larger financial services companies.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Corporation’s common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which the Corporation has no control.  Given the lower trading volume of the Corporation’s common stock, significant sales of the Corporation’s common stock, or the expectation of these sales, could cause the Corporation’s stock price to fall.

WE MAY NOT BE ABLE TO PAY DIVIDENDS IN THE FUTURE IN ACCORDANCE WITH PAST PRACTICES.

The Corporation may not be able to pay dividends in accordance with past practice.  The Corporation traditionally pays an annual dividend to stockholders.  The payment of dividends is subject to legal and regulatory restrictions and, therefore, any payment of dividends in the future will depend in large part on the Corporation’s earnings, capital requirements, financial conditions, liquid resources (including the ability to receive dividends from the Bank), and other factors considered relevant by the Corporation’s Board of Directors.

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                                                PROPERTIES

The main office of the Bank, which also serves as the principal office of the Corporation, is located at 601 Munras Ave., Monterey, California 93940.  This facility contains a lobby, executive and customer service offices, teller stations, safe deposit boxes and related non-vault area, vault, operations area, lounge and miscellaneous areas.  A drive-through facility and adequate paved parking are also on the premises.  Both the land and all improvements thereto are owned by the Bank.  The Bank also owns a building located at 556 Abrego St., Monterey, California 93940, which houses a loan production office and additional office space.  The Bank currently operates four branch offices in Carmel-By-The-Sea, Carmel Valley, Pacific Grove and Salinas, California, all within approximately 20 miles from the Bank’s main office.  The land and improvements dedicated to the Carmel-By-The-Sea, Carmel Valley, Pacific Grove and Salinas branch offices are leased.  See Footnote 13 to the Corporation’s financial statements included herewith.

Generally, neither the Bank nor the Corporation may invest in equity interests in real estate, except for the direct use of the Bank or the Corporation in their business.  The Bank makes and/or purchases loans secured by real estate, subject to normal banking practices, its own policies and the restrictions described above under Item 1.

ITEM 3.                                                LEGAL PROCEEDINGS

The Corporation, the Bank and Charles T. Chrietzberg, Jr. were named as defendants in a lawsuit filed November 3, 2008 in the Monterey County Court-Civil Division by Golden State Bank.  The lawsuit involves claims related to loan participations purchased by Golden State Bank from Monterey County Bank.  The lawsuit seeks to compel arbitration of the issues, rescission of the participation agreements, payment of all principal and interest, damages, attorneys’ fees and costs.

The defendants have reviewed the lawsuit, categorically deny all of the allegations and will vigorously defend the suit.  The parties have agreed to have this matter decided by binding arbitration.

The Bank was named as defendant in a lawsuit filed February 26, 2009 in Monterey County Court-Civil Division by Tighorn Financial Services, LLC (“Tighorn”).  The lawsuit seeks to compel the Bank to continue its credit card sponsorship and the servicing of a credit card portfolio under a card sponsorship agreement with Tighorn.  Pursuant to termination provisions contained in the parties’ agreement, the Bank gave Tighorn written notice of termination of the agreement in June 2008.

The Bank has reviewed the lawsuit, categorically denies all of the allegations, believes it gave proper notice, and will vigorously defend the suit.

Although the amount of any ultimate liability with respect to such proceedings cannot be determined, in the opinion of management, any such liability will not have a material effect on the consolidated financial position of the Corporation or the Bank.

ITEM 4.                                                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 28, 2008, the Board of Directors unanimously approved, and the holders of more than a majority of our issued and outstanding Common Stock approved by written consent, an amendment to the Corporation’s Articles of Incorporation (the “Amendment”).  The Amendment authorizes the Corporation to issue up to 10,000,000 shares of preferred stock, which may be issued from time to time in one or more series as determined by the Board of Directors.  The Board of Directors is authorized to designate all rights, preferences, privileges and restrictions attendant to each series as well as the number of shares authorized for issuance in each series, which matters shall be expressed in resolutions adopted by the Board of Directors and filed with the Secretary of State of the State of California.  Additionally, the Amendment authorizes the Corporation to issue an additional 7,500,000 shares of Common Stock for a total of 10,000,000 shares of Common Stock authorized for issuance after the Amendment.

The Amendment became effective January 23, 2009.

PART II

ITEM 5.                                                MARKET FOR THE COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER OF PURCHASES OF EQUITY SECURITIES

The Corporation’s stock is traded on the OTCBB (over-the-counter bulletin board) a quotation service for securities not listed or traded on NASDAQ or a national securities exchange, stock symbol “NRLB.”  The Corporation also has knowledge of a limited number of transactions conducted between individual shareholders.

The Corporation currently has one company which makes a market for its common stock, Howe Barnes Hoeffer & Arnett.

At December 31, 2008, there were 530 record holders of common stock of the Corporation. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

The Corporation repurchased 46,010 shares of common stock at an average of $7.41 per share in 2008; no shares were repurchased in 2007 or 2006.

The following table sets forth, according to information known to the Corporation, the price paid per share in, and volume of, transactions in the Corporation’s stock during the quarters ended March 31, 2006 to December 31, 2008.

Quarter/Year	Price	Volume (1)

1st quarter of 2006	7.70-10.70	13,941
2nd quarter of 2006	8.00-12.15	902
3rd quarter of 2006	8.00-13.05	1,593
4th quarter of 2006	8.00-13.25	5,452

1st quarter of 2007	12.00-17.00	42,225
2nd quarter of 2007	17.00-18.50	25,738
3rd quarter of 2007	16.00-18.35	8,793
4th quarter of 2007	11.00-16.05	92,520

1st quarter of 2008	9.10-11.05	17,484
2nd quarter of 2008	7.35-9.00	82,830
3rd quarter of 2008	3.50-7.80	41,596
4th quarter of 2008	2.25-4.72	33,085

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

Under the FDICIA Act of 1991 (“FDICIA”), an FDIC insured depository institution may not pay any dividend if payment would cause it to become undercapitalized or once it is undercapitalized.

The Bank’s payment of dividends, as a California chartered commercial banking corporation, is regulated by the California Financial Code.  Under the California Financial Code, funds available for cash dividend payments by the Bank are restricted to the lessor of: (i) retained earnings; or (ii) the Bank’s net income for its last three fiscal years (less any distributions to the stockholders made during such period).  As of December 31, 2008 the Bank had $14,822,000 in retained earnings.  The Bank’s net income for the last three fiscal years less distributions to stockholders was $7,704,000.

In December 2008, 2007 and 2006 the Corporation paid cash dividends of $0.25, $0.25 and $0.35 per share, respectively.  The Bank paid cash dividends totaling $800,000 and $625,000 to the Corporation during 2007 and 2006, respectively; no dividends were paid in 2008.

ITEM 6.                                                SELECTED FINANCIAL DATA

	As of and for the Years Ended December 31,
(dollars in thousands, except per share data)	2008	2007	2006	2005	2004
Five-Year Selected Financial Data
Summary of Operating Results:
Total interest income	$16,500	$16,941	$13,760	$10,691	$7,355
Total interest expense	9,749	8,002	5,197	3,672	2,435
Net interest income	6,751	8,939	8,563	7,019	4,920
Provision for possible loan losses	1,132	865	410	150	185
Net interest income after provision for loan losses	5,619	8,074	8,153	6,869	4,735
Total non-interest income	5,031	4,336	7,177	4,362	4,227
Total non-interest expenses	8,907	9,005	8,627	7,813	7,116
Income before taxes	1,743	3,405	6,703	3,419	1,846
Provision for income taxes	281	1,476	2,866	1,489	781
Net income	$1,462	$1,929	$3,837	$1,929	$1,065
Per Common Share Data:
Net income - Primary (1)	$0.80	$1.08	$2.31	$1.20	$0.68
Net income - Diluted (2)	0.79	1.03	2.09	1.00	0.56
Book value, end of period	7.96	7.82	7.20	5.55	4.55
Avg shares outstanding (3)	1,890,591	1,785,812	1,658,675	1,614,196	1,576,589
Balance Sheet Data:
Total loans, net of unearned income (4)	$167,180	$168,748	$130,050	$107,300	$95,036
Total assets	306,201	253,865	190,570	162,701	134,039
Total deposits	189,730	167,333	131,628	118,120	97,263
Shareholders’ equity	14,352	14,434	12,402	8,931	7,321
Return on average assets (5) (6)	0.54%	0.91%	2.24%	1.24%	0.88%
Return on average shareholders’ equity (5) (6)	10.67%	14.09%	34.94%	24.15%	15.35%
Dividend payout ratio	30.78%	23.90%	15.72%	16.90%	24.88%
Net interest spread	2.45%	4.07%	4.82%	4.63%	4.02%
Net yield on interest earning assets (5)	2.87%	4.69%	5.58%	5.09%	4.47%
Avg shareholders’ equity to average assets (5)	5.04%	6.44%	6.40%	5.15%	5.75%
Risked-Based capital ratios
Tier 1	8.80%	9.23%	9.50%	9.50%	8.22%
Total	12.31%	12.63%	14.90%	14.90%	14.83%
Total loans to total deposits at end of period (4)	88.11%	100.85%	98.80%	90.84%	97.71%
Allowance for loan losses to total loans at end of period (4)	1.42%	1.19%	1.07%	1.02%	1.00%
Nonperforming loans to total loans at end of period (4)	4.18%	1.98%	0.12%	0.00%	0.04%
Net charge-offs to average loans (4)	0.45%	0.17%	0.09%	0.01%	0.00%

(1)        Basic earnings per share amounts were computed on the basis of the weighted average number of shares of common stock during the year.  The weighted average number of shares used for this computation was 1,823,965 for 2008,

1,785,812 for 2007, 1,658,675 for 2006, 1,614,196 for 2005 and 1,576,589 for 2004.

(2)        Fully diluted earnings per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include employee stock options.  The weighted average number of shares used for this computation was 1,848,173, 1,881,004, 1,831,892, 1,923,532 and 1,919,512 in 2008, 2007, 2006, 2005 and 2004, respectively.

(3)        Weighted average common shares.

(4)        Includes loans being held for sale.

(5)        Averages are of daily balances.

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

General

The following discussion reviews and analyzes the operating results and financial condition of the Corporation, focusing on the Bank.  It should be read in conjunction with the consolidated financial statements and the other financial data presented elsewhere herein.

Net income for each of the last three years was $1,462,000 in 2008, $1,929,000 in 2007, and $3,837,000 in 2006.  The primary net income per share for each of the last three years was $0.80, $1.08, and $2.31 respectively.  The diluted net income per share for the same time periods was $.079, $1.03 and $2.09, respectively.  Return on average shareholders’ equity was 10.67%, 14.09% and 34.94% in 2008, 2007 and 2006, respectively.  Return on average assets was 0.54%, 0.91%, and 2.24% in 2008, 2007 and 2006, respectively.

The decrease in earnings in 2008 was due to a decrease of $2,455,000 in net interest income after provision for loan losses, partially offset by an increase in non-interest income of $695,000, and decreases of $98,000 in non-interest expense and $1,195,000 in income tax expense.

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Corporation’s financial statements and accompanying notes.  Management believes that the judgments, estimates and assumptions used in preparation of the Corporation’s financial statements are appropriate given the factual circumstances as of December 31, 2008.

Various elements of the Corporation’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact of the Corporation’s results of operation.  In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Corporation’s consolidated financial statements to those judgments, estimates and assumptions, are critical to an understanding of the Corporation’s consolidated financial statements.  This policy relates to the methodology that determines the allowance for loan and lease losses.  Management has discussed the development and selection of this critical accounting policy with the Audit Committee of the Board of Directors.  Although Management believes the level of the allowance at December 31, 2008 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time.   For further information regarding the allowance for loan losses see “Provision and Allowance for Loan Losses,” and Note 6 to the Corporation’s audited consolidated financial statements included elsewhere herein.

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

The following table summarizes the Corporation’s net interest income.

	Years Ended			Increase (Decrease)
	December 31,			From Prior Year
	2008	2007	2006	2008/2007		2007/2006
				Amt	%	Amt	%
	(Dollars in thousands)
Interest Income	$16,500	$16,941	$13,760	$(441)	(2.60)	$3,181	23.1
Interest Expense	9,749	8,002	5,197	1,747	21.8	2,805	54.0
Net Interest Income	$6,751	$8,939	$8,563	$(2,188)	(24.5)	$376	4.4

Net interest income decreased $2,188,000 or 24.5% from 2007 to 2008.  Average interest-bearing assets increased 28.19%, while the average rate earned decreased 202 basis points, resulting in a decrease of $441,000 in total interest income.  Interest expense increased $1,747,000, the result of a 33.04% increase in average interest-bearing liabilities, while the average rate paid decreased 40 basis points.

Net interest income increased $376,000 or 4.4% from 2006 to 2007.  Average interest-bearing assets increased 23.71%, while the average rate earned decreased 8 basis points, resulting in an increase of $3,181,000 in total interest income.  Interest expense increased $2,805,000, the result of a 32.02% increase in average interest-bearing liabilities, while the average rate paid increased 68 basis points.

Average Balances, Interest Income and Expense, Rates and Yields

The following table shows the components of net interest income, setting forth, for each of the three years ended December 31, 2008, 2007 and 2006 (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v) the net interest yield on average interest-earning assets (i.e., net interest income divided by average interest-earning assets).  Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on non-taxable securities of $378,000, $148,000 and $149,000 in 2008, 2007 and 2006, respectively.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

	As of and for the Years Ended December 31,
	2008			2007			2006
		Int	Avg		Int	Avg		Int	Avg
	Avg	Earn	%	Avg	Earn	%	Avg	Earn	%
(dollars in thousands)	Bal	Paid	Rate	Bal	Paid	Rate	Bal	Paid	Rate
Assets:
Loans	$166,960	$12,297	7.37%	$146,944	$14,442	9.83%	$118,699	$11,953	10.07%
Time deposits - in other banks	1,306	29	2.22%	1,359	66	4.86%	1,000	50	5.00%
Investment securities — taxable	55,039	3,123	5.67%	28,777	1,628	5.66%	15,145	705	4.66%
Investment securities — nontaxable	16,667	1,218	7.31%	7,260	477	6.57%	7,019	480	6.84%
Federal funds sold	8,384	211	2.52%	9,401	476	5.06%	14,745	721	4.89%
Total interest-earning assets	248,356	16,878	6.80%	193,741	17,089	8.82%	156,608	13,909	8.88%

Allowance for credit losses	(2,090)			(1,471)			(1,162)
Non-interest bearing assets:
Cash and due from banks	7,973			6,663			5,187
Premises and equipment	5,000			4,867			4,441
Accrued interest receivable	1,555			1,139			797
Other assets	10,754			7,689			5,726
Total average assets	$271,548			$212,618			$171,597

Liabilities and Shareholders’ Equity:
Interest Bearing Liabilities:
Interest-bearing demand	$14,239	$36	0.25%	$14,564	$37	0.25%	$13,243	$41	0.31%
Money market savings	1,735	12	0.69%	1,732	12	0.69%	3,589	27	0.75%
Savings deposits	6,477	66	1.02%	4,759	49	1.03%	7,355	74	1.01%
Time deposits >$100M	58,787	2,717	4.62%	46,609	2,405	5.16%	32,372	1,479	4.57%
Time deposits <$100M	74,469	3,379	4.54%	50,814	2,589	5.10%	33,174	1,369	4.13%
Other Borrowing	68,463	3,539	5.17%	50,017	2,910	5.82%	37,894	2,207	5.82%
Total interest-bearing liabilities	224,170	9,749	4.35%	168,495	8,002	4.75%	127,627	5,197	4.07%

Non-interest bearing liabilities:
Noninterest-bearing checking	28,310			27,087			30,155
Accrued interest payable	1,934			1,628			995
Other liabilities	3,435			1,731			1,838
Total Liabilities	257,849			198,941			160,615
Total shareholders’ equity	13,699			13,687			10,982
Total average liabilities and
Shareholders’ equity	$271,548			$212,618			$171,597
Net interest income		$7,129			$9,087			$8,712
Interest expense as a percentage of Total interest-earning assets			3.93%			4.13%			3.32%
Net yield on interest earning assets			2.87%			4.69%			5.56%
Net interest spread			2.45%			4.07%			4.81%

Rate and Volume Analysis

The following tables show the increase or decrease in interest income, interest expense and net interest income, resulting from changes in rates and volumes, for the year ended December 31, 2008 compared with the same period in 2007 and for the year ended December 31, 2007 compared with the same period in 2006.

	Increase (decrease) in the twelve months ended
	December 31, 2008 compared with December 31, 2007
(dollars in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$1,967	$(4,112)	$(2,145)
Time deposits - in other banks	(3)	(34)	(37)
Invest securities — taxable	1,486	9	1,495
Invest securities — nontaxable	618	123	741
Federal funds sold	(51)	(214)	(265)
Total interest-earning assets	4,017	(4,228)	(211)

Increase (decrease) in interest expense:
Interest-bearing demand	(1)	—	(1)
Money market savings	—	—	—
Savings deposits	18	(1)	17
Time deposits >$100M	628	(316)	312
Time deposits <$100M	1, 205	(415)	790
Other Borrowing	1,073	(444)	629
Total interest-bearing liabilities	2,923	(1,176)	1,747
Increase (decrease) in net interest income:	$1,094	$(3,052)	$(1,958)

	Increase (decrease) in the twelve months ended
	December 31, 2007 compared with December 31, 2006
(dollars in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$2,844	$(355)	$2,489
Time deposits - in other banks	18	(2)	16
Invest securities — taxable	635	288	923
Invest securities — nontaxable	16	(19)	(3)
Federal funds sold	(261)	16	(245)
Total interest-earning assets	3,252	(72)	3,180

Increase (decrease) in interest expense:
Interest-bearing demand	4	(8)	(4)
Money market savings	(14)	(1)	(15)
Savings deposits	(26)	1	(25)
Time deposits >$100M	650	276	926
Time deposits <$100M	728	492	1,220
Other borrowing	706	(3)	703
Total interest-bearing liabilities	2,048	757	2,805
Increase (decrease) in net interest expense	$1,204	$(829)	$375

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

The Corporation calculates the required ALL on a monthly basis and makes adjusting entries quarterly. The review of the adequacy of the allowance takes into consideration such factors as concentrations of credit, changes in the growth, size and composition of the loan portfolio, overall and individual portfolio quality, review of specific problem loans, collateral, guarantees and economic conditions that may affect the borrowers’ ability to pay and/or the value of the underlying collateral.  Additional factors considered include: geographic location of borrowers, changes in the Corporation’s product-specific credit policy and lending staff experience.  These estimates depend on subjective factors and, therefore, contain inherent uncertainties.

The Corporation’s ALL is maintained at a level believed adequate by management to absorb known and inherent probable losses on existing loans.  A provision for loan losses is charged to expense.  The allowance is charged for losses when management believes that full recovery on the loan is unlikely.  Generally, the Corporation charges off any loan classified as a “loss”; portions of loans which are deemed to be uncollectible; overdrafts which have been outstanding for more than 90 days; and, all other unsecured loans past due 120 or more days.  Subsequent recoveries, if any, are credited to the ALL.

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors.  At the end of 2008, 2007 and 2006, the Bank’s allowance stood at 1.42%, 1.19%, and 1.07% of gross loans, respectively.  Provisions were made to the allowance for loan losses in 2008, 2007 and 2006 of $1,132,000, $865,000, and $410,000, respectively.  Loans charged off in 2008, 2007 and 2006 totaled $750,000, $250,000 and $109,000, respectively.  Recoveries for these same periods were $3,000, $4,000, and $7,000, respectively.

The Bank’s non-performing (delinquent 90 days or more and on non-accrual) loans as a percentage of total loans were 4.18 percent 1.98 percent and 0.12 percent as of the end of 2008, 2007 and 2006, respectively.  The significant increase in non-accrual loans is primarily attributable to the continued economic slowdown and the softening of the real estate market.

NON-INTEREST INCOME

The following table presents a summary of the non-interest income:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Service charges on deposit Accounts	$760	$634	$547
Gain on sale of Pacific Coast Bankers’ Bank Stock	—	—	1,313
Other service charges, commissions and fees	3,942	3,222	4,627
Income from sales and servicing of SBA loans	329	480	690

Total non-interest income	$5,031	$4,336	$7,177

Total non-interest income increased $695,000 or 16.03% in 2008 when compared with 2007.  The increase resulted from increases in service charges on deposit accounts of $126,000 and other income of $720,000; while income from sales and servicing of Small Business Administration loans decreased $151,000.  The increase in other income was due primarily to a gain of $694,000 on the mandatory repurchase of Visa, Inc. in conjunction with Visa, Inc.’s initial public offering, increases in gains on security sales of $233,000 and merchant discount fees of $308,000; partially offset by $944,000 in losses on trading assets compared with a loss of $686,000 in 2007, and decreases of $170,000 in fee income from credit card programs and $138,000 in stored value card programs.

Total non-interest income decreased $2,841,000 or 39.58% in 2007 when compared with 2006.  The decrease resulted from the gain on sale of the Bank’s investment in Pacific Coast Bankers’ Bank of $1,313,000 reported in 2006, decreases in other income of $1,405,000, and $210,000 in income from sales and servicing of Small Business Administration Loans; partially offset by an increase in service charges on deposit accounts of $87,000.  The decrease in other income was due primarily to a $686,000 in losses on trading assets compared with a gain of $283,000 in 2006, and decreases of $624,000 in fee income from credit card programs, $191,000 in merchant discount fees and commercial banking origination fees decreased $104,000, while stored value card programs increased $218,000.

Total non-interest income increased $2,815,000 or 64.84% in 2006 when compared with 2005.  The increase resulted from the gain on sale of the Bank’s investment in Pacific Coast Bankers’ Bank of $1,313,000, an increase in other of $1,820,000, and decreases of $302,000 in income from sales and servicing of Small Business Administration Loans and $16,000 in service charges on deposit accounts.  The increase in other income was due primarily to a $50,000 mark to market gain on trading assets compared with a $427,000 mark to market loss in 2005, and increases of $1,100,000 in fee income from credit card programs, $272,000 in merchant discount fees and $29,800 from stored value card programs, while commercial banking origination fees decreased $287,000.

The sale of Small Business Administration (SBA) guaranteed loans is a significant contributor to the Bank’s income.  SBA guaranteed loans yield up to 3.75% over the New York prime rate, and the guaranteed portions can be sold at premiums which vary with market conditions.  SBA loans are guaranteed by the full faith of the United States Government up to 85 percent of the principal amount.  The guaranteed portion has risks comparable for an investor to a U. S. Government security and can usually be sold in the secondary financial market, either at a premium or at a yield which allows the Bank to maintain a significant spread for itself.

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

The following table presents a summary of activity in SBA loans for the years ended December 31:

(Dollars in thousands)	2008	2007	2006
SBA loans authorized	$3,235	$3,065	$3,645
SBA loans sold	$2,194	$1,933	$4,428

The following table presents a summary of income from sales and servicing of SBA loans for the years ended December 31:

(Dollars in thousands)	2008	2007	2006
Income from premium	$142	$147	$350
Income from servicing	187	333	340
Total income from sales and servicing of SBA loans	$329	$480	$690

NON-INTEREST EXPENSES

The following table presents a summary of other non-interest expense:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Salaries and benefits	$3,664	$4,049	$3,854
Occupancy and equipment expense	967	866	790
Professional fees	164	165	149
Data processing	360	361	322
Other expenses	3,752	3,564	3,512
Total other expenses	$8,907	$9,005	$8,627

Salary and benefits expense decreased $385,000 in 2008 due primarily to the Bank not paying incentive bonuses, partially offset by an accrual of $110,000 for post retirement benefits associated with a split-dollar insurance program and an increase of $47,000 in health care insurance premiums.  Salary and benefits expense increased $195,000 in 2007 as a result the addition of a Loan Processor, a full year’s salary for a Marketing Officer hired in November 2006 and merit increases.  Salary and benefits expense increased $572,000 in 2006 as a result the addition of a Marketing Officer, Business Development Officer and a Credit Analyst, increased commissions paid due to increased credit card and stored value card program revenues, and merit increases and bonus payments.

Occupancy and equipment expenses increased $101,000 in 2008, primarily due to increases of $66,000 in premises rent, $18,000 in depreciation expense, $15,000 in utilities expense, and a reduction of $24,000 in sublease rental income; while merchant terminal expense decreased $24,000.  Occupancy and equipment expenses increased $76,000 in 2007, primarily due to increases of $17,000 in depreciation expense, $11,000 in premises rent, $12,000 in merchant terminal expense, $11,000 in repairs and maintenance and $12,000 in storage facilities rent; while sublease rental income decreased $5,000.  Occupancy and equipment expenses increased $125,000 in 2006, primarily due to increases of $40,000 in net merchant terminal expense, $16,000 in depreciation expense, $11,000 in premises rent and $6,000 in property taxes; while sublease rental income decreased $45,000.

Data processing expense for 2008 was primarily unchanged when compared to 2007.  Data processing expense increased $39,000 in 2007, the result of offering new services to customers and growth in the numbers of customer accounts.  Data processing expense decreased $34,000 in 2006, the result of continued efforts to implement more cost effective programs.

Professional fees for 2008 were primarily unchanged when compared to 2007.  In 2007, professional fees increased $16,000 due to increased legal fees.  In 2006, professional fees increased $8,000 due to increased legal fees.

Other general and administrative expense for 2008 totaled $3,752,000 compared with $3,564,000 for 2007, an increase of $188,000.  Significant changes occurred in the following categories with increases in merchant processing expense of $246,000, other real estate owned expense of $112,000, FDIC and state assessments of $88,000, ATM expense of $39,000, loan expenses of $29,000 and miscellaneous expense of $22,000; while decreases occurred in advertising of $61,000, business development of $56,000, operational losses of $25,000, director fees of $24,000 and entertainment and meals of $23,000.   The Bank reversed a reserve of $110,000 established for its liability associated with the settlement by VISA of litigation brought by American Express and Discover.

Other general and administrative expense for 2007 totaled $3,564,000 compared with $3,512,000 for 2006, an increase of $52,000.  The Bank established a reserve of $110,000 for its potential liability associated with the settlement by VISA of litigation brought by American Express and Discover.  Significant changes occurred in the following categories with increases in director fees of $72,000, business development of $47,000, stationary/supplies of $25,000 and entertainment and meals of $16,000; while decreases occurred in merchant processing expense of $126,000, advertising of $60,000, donations $52,000, operational losses of $51,000 and travel $15,000.   Additionally no provision for debt securities losses was made in 2007 compared with a credit of $110,000 in 2006.

Other general and administrative expense in 2006 totaled $3,512,000 compared with $3,369,000 for 2005, an increase of $143,000.  Significant changes occurred in the following categories with increases in merchant processing expense of $104,000, advertising of $83,000, operational expenses of $62,000, business development of $61,000, stationery/supplies of $42,000, loan expense of $36,000, travel expense of $23,000, bank fees of $21,000, dues and memberships of $13,000, and collection expense of $10,000; while decreases occurred in provision for debt securities losses of $229,000, provision for loss unfunded loan commitments of $71,000, director fees of $13,000, and meals of $10,000.

INCOME TAXES

In 2008, the provision for federal and state income taxes was $281,000, while the provision was $1,476,000 and $2,866,000 for 2007 and 2006, respectively.  This represents 16.12% of income before taxes in 2008, 43.35% in 2007 and 42.76% in 2006.  The decrease in the effective tax rate for 2008 is a direct result of the Bank’s investing in tax-exempt securities, losses on trading assets deferred for tax purposes, and a decrease in the valuation allowance.

The amount of the tax provision is determined by applying the statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income.  Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of life insurance, and certain other expenses that are not allowed as tax deductions.

LOANS

Loans, the largest component of earning assets, represented 67.23% of average earning assets, and 61.80% of average total assets during 2008, compared with 75.85% and 69.11%, respectively during 2007.  In 2008, average loans increased 13.62% from $146,944,000 in 2007 to $166,960,000.  Average real estate loans increased $17,314,000 or 17.89%, average commercial loans increased $2,799,000 or 9.88% and average installment loans increased $193,000 or 27.82%; while average construction loans decreased $290,000 or 1.37%.

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

The Bank is the recognized leader for SBA lending in Monterey County, and holds SBA’s coveted Preferred Lender Status.  Generally, SBA loans are guaranteed by the SBA for up to 85 percent of their principal amount, which can be retained in portfolio or sold to investors.  Such loans are made at floating interest rates, but generally for longer terms (up to 25 years) than are available on a conventional basis to small businesses.  The unguaranteed portion of the loans, although generally supported by collateral, is considered to be more risky than conventional commercial loans because they may be based upon credit standards the Bank would not otherwise apply, such as lower cash flow coverage, or longer repayment terms.

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

The following table presents the composition of the loan portfolio, including loans held for sale, at December 31 for the last five years:

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Commercial and industrial	$29,887	$30,197	$27,543	$26,236	$23,854
Construction	16,040	23,396	17,326	10,456	7,373
Real estate, mortgage	122,951	116,625	86,207	71,006	64,339
Installment	966	876	694	942	622
Government guaranteed loans purchased	24	32	39	45	51
	169,868	171,126	131,809	108,685	96,239
Allowance for loan losses	(2,413)	(2,028)	(1,409)	1,101)	(963)
Deferred origination fees, net	(275)	(350)	(350)	(284)	(240)

Loans, net	$167,180	$168,748	$130,050	$107,300	$95,036

The following table shows the maturity distribution and repricing intervals of the Bank’s outstanding loans at December 31, 2008.  Balances of fixed rate loans are displayed in the column representative of the loan’s stated maturity date.  Balances for variable rate loans are displayed in the column representative of the loan’s next interest rate change.

Loan Maturities and Repricing Schedule

(Dollars in thousands)

	Within One Year	After One But Within Five Years	After Five Years	Total
Construction	$16,040	$—	$—	$16,040
Commercial, industrial and guaranteed loans purchased	21,757	4,922	3, 232	29,911
Real estate	39,989	52,262	30,700	122,951
Installment	718	132	116	966
Total gross loans	$78,504	$57,315	$34,048	$169,868
Loans with variable (floating) interest rates	$63,619	$4,186	$—	$67,805
Loans with predetermined (fixed) interest rates	$14,886	$53,129	$34,048	$102,063

Loan Concentrations

The Corporation has concentration in real estate secured loans.  At December 31, 2008 loans secured by real estate totaled $122,951,000, or 72.38% of the total loan portfolio, compared to $116,625,000, or 68.15%, at December 31, 2007.  While there is a concentration in real estate secured loans, the risk associated with that concentration is mitigated by the diversity of types of real estate held as collateral and the variety of businesses that are borrowers.  The Corporation’s lending is concentrated in its primary lending area of Monterey County, California with $125,650,000, or 73.97%, located in this area at December 31, 2008 compared to $136,326,000, or 79.64%, at December 31, 2007.

Concentration of loans for specific industries and their percentage of total loans at December 31, 2008 and 2007 are as follows:

	2008	2007
Real estate	20.42%	28.19%
Accommodation and food	22.00%	17.85%
Finance and insurance	12.20%	10.30%
Professional, scientific, and technical services	10.97%	8.98%

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

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”):

	As of December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Accruing, past due 90 days or more:
Real Estate	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—
Installment	—	—	—	—	—
Other	—	—	—	—	—
Total accruing	—	—	—	—	—
Nonaccrual Loans:
Real Estate	6,876	3,200	—	—	—
Commercial	215	41	—	—	43
Installment	—	155	155	—	—
Other	—	—	—	—	—
Total nonaccrual	7,091	3,396	155	—	43
Total nonperforming loans	7,091	3,396	155	—	43
OREO	7,364	—	—	—	—
Total nonperforming assets	$14,455	$3,396	$155	$—-	$43
Total loans end of period	169,868	171,126	131,809	108,685	96,239

Ratio of nonperforming loans to total loans at end of period	4.18%	1.98%	0.12%	0.00%	0.04%

Ratio of nonperforming assets to total loans and OREO at end of period	8.17%	1.98%	0.12%	0.00%	0.04%

Interest income of $218,000 for the year ended December 31, 2008, was recognized on the non-accruing and restructured loans listed in the table above; whereas, interest income of $602,000 would have been recognized under their original terms.

Potential Problem Loans

In addition to loans classified for regulatory purposes, management also designates certain loans for internal monitoring purposes in a “watch” category.  Loans may be placed on management’s watch list as a result of delinquent status, concern about the borrower’s financial condition or the value of the collateral securing the loan, substandard classification during regulatory examinations, or simply as a result of management’s desire to monitor more closely a borrower’s financial condition and performance. “Watch” category loans may include loans with loss potential that are still performing and accruing interest and may be current under the terms of the loan agreements; however, management may have a significant degree of concern about the borrowers’ ability to continue to perform according to the terms of the loans. Loss exposure on these loans is typically evaluated based primarily upon adequacy of the cash flow repaying the loan or the estimated liquidation value of the collateral securing these loans.  Also, “watch” category loans may include credits which, although adequately secured and performing, have past delinquency problems or where unfavorable financial trends are exhibited by borrowers.

All watch list loans are subject to additional scrutiny and monitoring on a monthly or quarterly basis. The Company’s philosophy encourages loan officers to identify borrowers that should be monitored in this fashion and believes this process ultimately results in the identification of problem loans in a more timely fashion.

Management has identified $7,901,000 and $59,000 of loans on its watch list, which were not included in impaired or non-performing loans at December 31, 2008 and 2007, respectively.

The Bank does not have any foreign loans or loans for highly leveraged transactions.

Summary of Loan Loss Experience

The following table reflects the activity in the Corporation’s allowance for loan losses for the years ended December 31, 2008, 2007, 2006, 2005 and 2004:

	For the Years ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Average loans outstanding	$166,960	$146,944	$18,699	$108,963	$86,870

Total loans outstanding at end of the period	$169,868	$171,126	$131,809	$108,685	$96,239

Allowance, beginning of period	$2,028	$1,409	$1,101	$963	$775

Loans charged off during period:
Commercial	187	249	—	—	—
Installment	—	1	109	14	—
Real Estate	563	—	—	—	—
Other	—	—	—	—	—
Total charge offs	750	250	109	14	—

Recoveries during period:
Commercial	3	—	—	—	—
Installment	—	—	7	2	3
Real Estate	—	—	—	—	—
Other	—	4	—	—	—
Total recoveries	3	4	7	2	3

Net loans charged off during the period	747	246	102	12	(3)

Additions to allowance for possible loan losses	1,132	865	410	150	185

Allowance, end of period	$2,413	$2,028	$1,409	$1,101	$963

Ratio of net loans charged off to average loans outstanding during the period	0.45%	0.17%	0.09%	0.01%	0.00%

Ratio of allowance to total loans at end of period	1.42%	1.19%	1.07%	1.02%	1.00%

Ratio of nonperforming loans to allowance for loan losses at end of period	293.82%	167.46%	11.00%	N/A	4.47%

The following table summarizes the allocation of the allowance for loan losses by loan type based on the Bank’s methodology for evaluating its allowance, and the percent of loans and leases in each category to total loans at the dates indicated.  The allocation of individual categories of loans includes amounts applicable to specifically identified as well as unidentified losses inherent in that segment of the loan portfolio and will necessarily change whenever management determines that the risk characteristics of the loan portfolio have changed.  Management believes that any breakdown or allocation of the allowance for loan losses into loan categories lends an appearance of exactness which does not exist, in that the allowance is utilized as a single allowance available for all loans. The allocation below should not be interpreted as an indication of the specific amounts of or loan categories in which future charge-offs may occur:

	December 31, 2008		December 31, 2007
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
Commercial	$695	17.53%	$607	17.69%
Construction	207	9.75%	243	14.22%
Real Estate	1,370	72.15%	1,134	67.58%
Installment	31	0.57%	28	0.51%
Unallocated	110	N/A	16	N/A
Total	$2,413	100.00%	$2,028	100.00%

FUNDING SOURCES

Average deposits increased 26.42% to $184,017,000 in 2008 from $145,652,000 in 2007.  In 2008 average certificates of deposit increased 36.78%, average interest checking, money market and savings accounts as a group increased 6.63% and average demand deposits increased 4.52%.  Average certificates of deposit represented 72.42% of average deposits in 2008 compared with 66.93% in 2007.  Average interest checking, money market and savings accounts as a group were 12.20% of average deposits in 2008 compared with 14.46% in 2007.  Average demand deposits represented 15.38% of average deposits in 2008 compared with 18.61% in 2007.

The following table summarizes the distribution of average daily deposits and the average daily rates paid for the years ended December 31, 2008, 2007, 2006, respectively.

	Average Deposits
			For the year ended
	For the year ended		December 31, 2007		For the year ended
	December 31, 2008		($ in thousands)		December 31, 2006
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest-bearing checking	$28,310		$27,087		$30,155

Interest-bearing demand	14,239	0.25%	14,564	0.25%	13,243	0.31%
Money market savings	1,735	0.69%	1,732	0.75%	3,589	0.75%
Savings deposits	6,477	1.02%	4,759	1.03%	7,355	1.00%
Time deposits >$100M	58,787	4.62%	46,609	5.16%	32,372	4.57%
Time deposits <$100M	74,469	4.54%	50,814	5.10%	33,174	4.13%
	155,707	3.99%	118,478	4.30%	89,733	3.33%

Total deposits	$184,017	3.37%	$145,565	3.50%	$119,888	2.50%

The following table sets forth the scheduled maturities of time deposits in denominations of $100,000 or greater, which amounted to $55,331,000 at December 31, 2008:

Maturities of Time Deposits of $100,000 or more

At December 31, 2008

($ in thousands)

Three months or less	$11,173
Over three months through six months	9,152
Over six months through twelve months	22,651
Over twelve months	12,355
$55,331

The Corporation has a line of credit with M & I Marshall & Ilsley Bank in the amount of $3,000,000, at a floating interest rate based on the one month LIBOR Rate plus 2.75% with a floor rate of 4.50% and a maturity date of March 31, 2009.  Subsequent to year end, the line of credit was extended until May 31, 2009.  At December 31, 2008, the line of credit was fully advanced.

The Bank has lines of credit from the Federal Home Loan Bank (FHLB) of San Francisco, the Federal Reserve Bank of San Francisco, Bank of the West, M & I Marshall & Ilsley Bank, Pacific Coast Bankers’ Bank and The Independent Bank with remaining available borrowing capacity on December 31, 2008 of $1,337,000, $7,165,00, $4,500,000, $5,000,000, $6,000,000 and $5,000,000, respectively.  The Federal Home Loan Bank line of credit has a maximum borrowing capacity of 25% of the Bank’s total assets, adjusted quarterly.  The Federal Home Loan Bank line of credit is secured by a portion of the Bank’s real estate secured loans and securities at December 31, 2008.  The total principal balance of pledged loans and securities was $38,597,000 and $43,044,000, respectively.  The Federal Reserve Bank discount window line is secured by a portion of the Bank’s securities at December 31, 2008.  At December 31, 2008 the total market value of securities pledged was $21,448,000.

The following table provides information on twenty-one FHLB advances outstanding at December 31, 2008.

		Funding	Maturity
Amount	Rate	Date	Date
$1,000,000	7.72%	6/1/00	6/3/30
3,000,000	4.30%	6/17/05	6/17/10
5,000,000	4.96%	11/14/05	11/15/10
2,250,000	4.75%	1/26/06	1/26/11
1,750,000	4.72%	1/26/06	1/26/11
1,500,000	5.52%	7/17/06	7/18/11
3,500,000	5.49%	7/17/06	7/18/11
1,000,000	5.22%	8/25/06	8/25/11
5,000,000	5.20%	7/30/07	7/30/12
2,500,000	4.88%	8/20/07	8/20/10
5,000,000	5.00%	9/18/07	9/18/14
3,000,000	4.84%	10/1/07	10/1/12
4,000,000	2.70%	1/24/08	1/24/11
2,000,000	3.32%	5/14/08	5/16/11
5,000,000	3.57%	10/2/08	10/4/10
2,000,000	2.34%	11/21/08	11/23/09
3,000,000	3.00%	11/21/08	11/22/10
3,000,000	3.26%	11/21/08	11/2/11
3,000,000	3.92%	11/21/08	11/21/13
2,500,000	1.31%	12/16/08	12/16/09
7,500,000	1.30%	12/16/08	12/16/09

$66,500,000

Subsequent to year end the Bank prepaid five advance totaling $17,000,000.

The Bank had a loan from the Federal Reserve Bank in the amount of $15,000,000 with an interest rate of 0.50% and a maturity date of February 9, 2009.  At maturity, the loan was paid off with funding from a new loan for the same amount and terms with a maturity date of May 8, 2009.

The Bank of the West, M & I Marshall & Ilsley Bank, Pacific Coast Bankers’ Bank and The Independent Bank lines of credit are unsecured.  The Bank’s use of overnight borrowing during 2008 was limited to testing the line availability and no overnight borrowings were utilized in 2007 or 2006.

The Bank has a $330,000 letter of credit issued by the Federal Home Loan Bank of San Francisco to secure the uninsured portion of local agency deposits maintained with the Bank.  The letter of credit matures April 17, 2011.

CAPITAL RESOURCES

The Corporation maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and shareholders, and to provide for future growth and the ability to pay dividends.  At December 31, 2008, stockholders’ equity was $14,352,000 versus $14,434,000 at December 31, 2007.  The Corporation paid cash dividends of $0.25, $0.25 and $0.35 per share in 2008, 2007 and 2006, respectively.  The Bank paid cash dividends totaling $0, $800,000 and

$625,000 to the Corporation in 2008, 2007 and 2006, respectively.

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

In general, the risk-based capital guidelines provide detailed definitions of which obligations will be treated as capital, and assign different weights to various assets and off-balance sheet items, depending upon the perceived degree of credit risk associated with each asset.  Each asset is assigned to one of four risk-weighted categories.  For example, 0 percent for cash and unconditionally guaranteed government securities; 20 percent for deposits with other banks and fed funds; 50 percent for state bonds and certain residential real estate loans; and 100 percent for commercial loans and other assets.  Capital is categorized as either Tier 1 capital, consisting of common stock and retained earnings (or deficit), or Tier 2 capital, which includes limited-life preferred stock and allowance for loan losses (subject to certain limitations).  The guidelines also define and set minimum capital requirements (risk-based capital ratios).  All banks are required to maintain Tier 1 capital of at least 4 percent and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 capital to total risk-adjusted assets capital ratio of 11.93% and 10.77% at December 31, 2008 and 2007, respectively.  The Bank’s Tier 1 capital exceeds the minimum regulatory requirement by $16,008,000.  The Bank had a Total Risk-Based capital to risk-adjusted assets ratio of 13.13% and 11.86% at December 31, 2008 and 2007, respectively.  The Bank’s Total Risk-Based capital exceeds the minimum regulatory requirement by $10,360,000.

The Tier 1 leverage capital ratio guidelines require a minimum leverage capital ratio of 4% of Tier 1 capital to total assets less goodwill.  The Bank had a leverage capital ratio of 8.48% and 8.59% at December 31, 2008 and 2007, respectively.  The Bank’s Tier 1 leverage capital exceeds the minimum regulatory requirement by $12,723,000.

As of the end of 2008, the Bank was considered to be “well capitalized” by regulatory standards.  We do not foresee any circumstances that would cause either the Corporation or the Bank to be less than “well capitalized”, although no assurance can be given that this will not occur.

On March 27, 2003, the Corporation’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust I (“Trust I”) issued $3 million in cumulative Trust Preferred Securities.  The securities bear a floating rate of interest of 3.25% over the three month LIBOR rate, payable quarterly.  The effective rate at December 31, 2008 and 2007 was 8.07% and 8.49%, respectively. Concurrent with the issuance of the Trust Preferred Securities, Trust I used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Corporation.  The Subordinated Debentures are the sole assets of Trust I and are eliminated, along with the related income statement effects, in the consolidated financial statements.  The Corporation pays interest on the Junior Subordinated Debentures to Trust I, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities.  The Corporation has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters.  The Trust Preferred Securities will mature on April 7, 2033, but can be redeemed, in whole or in part, on any January 7, April 7, July 7 or October 7 on or after April 7, 2008 at par.  The Corporation fully and unconditionally guarantees the obligations of Trust I, on a subordinated basis.

The Corporation received $2.91 million from Trust I upon issuance of the Junior Subordinated Debentures, of which $1 million was contributed by the Corporation to the Bank to increase its capital, $1.14 million was used to retire existing Corporation debt and the remainder held as working capital.

On November 13, 2003, the Corporation’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust II (“Trust II”) issued $5 million in cumulative Trust Preferred Securities.  The securities bear a floating rate of interest of 2.85% over the three month LIBOR rate, payable quarterly.  The effective rate at December 31, 2008 and 2007 was 6.04% and 7.76%, respectively.  Concurrent with the issuance of the Trust Preferred Securities, Trust II used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Corporation.  The Subordinated Debentures are the sole assets of Trust II and are eliminated, along with the related income statement effects, in the consolidated financial statements.  The Corporation pays interest on the Junior Subordinated Debentures to Trust II, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities.  The Corporation has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters.  The Trust Preferred Securities will mature on August 8, 2033, but can be redeemed, in whole or in part, on any February 8, May 8, August 8 or November 8 on or after August 8, 2008 at par.  The Corporation fully and unconditionally guarantees the obligations of Trust II, on a subordinated basis.

The Corporation received $4.96 million from Trust II upon issuance of the Junior Subordinated Debentures, of which $2.5 million was contributed by the Corporation to the Bank to increase its capital and the remainder held as working capital.

Under current applicable regulatory guidelines, a portion of the Trust Preferred Securities qualifies as Tier I Capital, and the remainder as Tier II Capital.  No assurance can be given that the Trust Preferred Securities will continue to be treated as Tier I Capital in the future.

LIQUIDITY

Liquidity represents the ability to provide sufficient cash flows or cash resources in a manner that enables an entity to meet its obligations in a timely fashion and adequately provide for anticipated future cash needs.

For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings.  In addition, the Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $68,222,000, based on 25 percent of the Bank’s total assets as reported in the most recent quarterly Consolidated Reports of Condition and Income for A bank with Domestic Offices Only.  The line of credit is subject to pledging of acceptable collateral.  Additionally the Bank has unsecured federal funds lines of credit with Bank of the West $4,500,000, M & I Marshall & Ilsley Bank $5,000,000, Pacific Coast Bankers’ Bank $6,000,000 and The Independent Bank $5,000,000 to meet temporary liquidity requirements.  Available borrowing capacities on December 31, 2008 were $4,500,000, $5,000,000, $6,000,000 and $5,000,000, respectively.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets (“primary liquidity”), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  In addition, it seeks to generally limit loans to not more than 110 percent of deposits.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s total liquidity at December 31, 2008, 2007 and 2006 was 35.49%, 27.09%, and 24.31%, respectively, while its average loan to deposit ratio for such years was 89.48%, 100.85% and 98.80%, respectively.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors.  Additionally, deposits on which a financial institution pays an interest rate significantly higher than prevailing rates are considered to be brokered deposits.  Federal law and regulation restricts banks from soliciting or accepting brokered deposits, unless the bank is well capitalized under Federal guidelines.  The Bank had brokered deposits totaling $1,996,000 or 1.05% of total deposits at December 31, 2008, no brokered deposits at December 31, 2007 and brokered deposits totaling $5,046,000 or 3.83% of total deposits at December 31, 2006. None of the Bank’s brokered deposits paid an interest rate significantly higher than prevailing rates.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  The following table shows the affect on net interest income of a 100 and a 200 basis point rate shock at December 31, 2008.  The table does not include projections for decrease in rates, the Federal Funds target rate is currently between 0% and 0.25%.

Rate Shock Increase in Basis Points	Percent Increase in Net Interest Income
100	3.0%
200	6.7%

INVESTMENT SECURITIES

The Corporation maintains a trading account, at fair value, consisting of marketable securities.  At December 31, 2008 and 2007 the account value was $361,000 and $1,224,000, respectively.  The Corporation has investments of $20,000 in AT Service LLC, which provides title insurance services for commercial, industrial and residential properties, as well as other real estate related financial and informational services, including escrow, real estate information, trustee sale guarantees and real estate tax exchanges, and $10,000 in Metrocities Mortgage, LLC.  In addition the Corporation has investments in Northern California Bancorp Trust I of $93,000 and Northern California Bancorp Trust II of $155,000.  These are special-purpose trust subsidiaries which were formed to facilitate the issuance of trust preferred securities.

The following table sets forth the book and market value of investment securities as of December 31, 2008, 2007 and 2006:

INVESTMENT PORTFOLIO MIX

(Dollars in thousands)

	2008		2007		2006
	Book	Market	Book	Market	Book	Market
	value	value	value	value	value	value
Available for sale:
Government National Mortgage Association	$—	$—	$386	$385	$641	$626
Corporate Debt Securities	5,846	5,866	—	—	—	—
Mortgage Backed Securities	4,048	3,892	—	—	—	—
State/Local Agency Securities	41,839	40,551	225	225	—	—
U.S. Government Agencies	42,197	43,044	36,027	36,191	14,724	14,660
Total	$93,930	$93,353	$36,638	$36,801	$15,365	$15,286

Held to maturity:
State/Local Agency Securities	$—	$—	$7,869	$8,105	$7,012	$7,280

Other Securities:
Federal Home Loan Bank Stock	$3,097	$3,097	$2,495	$2,495	$1,633	$1,633
AT Services, LLC	20	20	20	20	20	20
Metrocities Mortgage, LLC	10	10	10	10	10	10
The Independent Bankers’ Financial Corp.	51	51	51	51	50	50
MasterCard Inc Class “B” Stock	—	—	—	—	6	6
Northern California Bancorp, Inc. Trust I	93	93	93	93	93	93
Northern California Bancorp, Inc. Trust II	155	155	155	155	155	155
Visa, Inc Class B Stock	426	426	—	—	—	—
Total	$3,852	$3,852	$2,824	$2,824	$1,967	$1,967

The contractual maturities of investment securities as well as yields based on amortized cost of those securities at December 31, 2008 are shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

			After one year to		After five years to
	One year or less		five years		ten years		After ten years		Total
(Dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale Corporate Debt Securities	$4,929	9.15%	$917	9.84%	$—	0.00%	$—	0.00%	$5,846	9.26%
Mortgage Backed Securities	—	0.00%	—	0.00%	—	0.00%	4,048	5.59%	4,048	5.59%
State/Local Agency Securities	—	0.00%	—	0.00%	417	4.91%	41,422	5.28%	41,839	5.27%
U.S. Government Agencies	—	0.00%	—	0.00%	—	0.00%	42,197	5.12%	42,197	5.12%
	$4,929	9.15%	$917	9.84%	$417	4.91%	$87,667	5.21%	$93,930	5.37%

INFLATION

The impact of inflation on a financial institution can differ significantly from that exerted on other companies. Banks, as financial intermediaries, have many assets and liabilities which may move in concert with inflation, both as to interest rates and value. However, financial institutions are affected by inflation’s impact on non-interest expenses, such as salaries and occupancy expenses.

From 2004 through mid-2006, the Bank experienced an increasing rate environment due to the actions of the Federal Reserve, which began increasing rates in mid-2004.  Beginning in September 2007 the Federal Reserve began reducing rates and through the date of this Annual Report on Form 10-K, the Federal Reserve has reduced rates 10 times for an overall rate reduction of 525 basis points.  Because of the Bank’s ratio of rate sensitive assets to rate sensitive liabilities, the Bank benefits in the short term from an increasing interest rate market and suffers in a decreasing interest rate market. As such, the management of the money supply by the Federal Reserve to control the rate of inflation has an impact on the earnings of the Bank. The changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans with the Bank.

OFF-BALANCE SHEET ARRANGEMENTS

The Bank has various “off-balance sheet” arrangements that might have an impact on its financial condition, liquidity, or results of operations. The Bank’s primary source of funds for its lending is its deposits.  If necessary to meet the demand of deposits withdrawals or loan funding, the Bank could obtain funding through the purchase of Federal Funds.  The Bank has continuous lines of credit with four banks providing for Federal Funds facilities up to a maximum of $20,500,000.  Any borrowings on the lines are due on demand and the interest rate is negotiated at the time of the borrowing. There were no borrowings outstanding against the lines as of December 31, 2008.

As of December 31, 2008 the Bank had commitments to extend credit in the amount of $13,941,000.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements.

CONTRACTUAL OBLIGATIONS

The following table presents, as of December 31, 2008, the Corporation’s significant fixed and determinable contractual obligations by payment date.  The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, or other similar carrying value adjustments

	One Year	After One to	After Three to	Over Five
(Dollars in thousands)	or Less	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$46,211	$—	$—	$—	$46,211
Time deposits	110,246	29,152	3,937	184	143,519
FHLB borrowing	12,000	37,500	11,000	6,000	66,500
Federal Reserve Bank borrowing	15,000	—	—	—	15,000
Junior Subordinated Debt	—	—	—	8,241	8,241
Operating Leases	364	631	168	—	1,163
Standby Letter of Credit	—	330	—	—	330

(Dollars in thousands)
Commitments to extend credit:
Commercial and Industrial	$5,960
Construction	1,456
Individuals	2,736
Real Estate	3,003
Revolving Home Equity and Credit Card Lines	786

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements included in the Consolidated Financial Report issued by Hutchinson and Bloodgood LLP, Certified Public Accountants at the pages indicated are incorporated herein by reference:

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A(T).                            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15(e) of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

Our management has evaluated, with the participation of our CEO and our CFO, any changes in our internal control over financial reporting that has occurred during the fourth quarter of our fiscal year ended December 31, 2008, as required by Rule 13a-15(d) of the Exchange Act.  Based on this evaluation, we have determined that there has been no change in our internal controls over financial reporting that has occurred in the fourth quarter of our fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation’s internal control over financial reporting is a process designed by or under the supervision of our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Corporation’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Corporation’s assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management believe that, as of December 31, 2008, the Corporation’s internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

Not Applicable

PART III

ITEM 10.                                        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated from the Proxy Statement for the Corporation’s 2009 Annual Meeting of Stockholders to be filed by no later than April 30, 2009, or will be provided by amendment to this Annual Report on Form 10-K.

ITEM 11.                                        EXECUTIVE COMPENSATION

The information required by this Item is incorporated from the Proxy Statement for the Corporation’s 2009 Annual Meeting of Stockholders to be filed by no later than April 30, 2009, or will be provided by amendment to this Annual Report on Form 10-K.

ITEM 12.                                        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated from the Proxy Statement for the Corporation’s 2009 Annual Meeting of Stockholders to be filed by no later than April 30, 2009, or will be provided by amendment to this Annual Report on Form 10-K.

ITEM 13.                                        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated from the Proxy Statement for the Corporation’s 2009 Annual Meeting of Stockholders to be filed by no later than April 30, 2009, or will be provided by amendment to this Annual Report on Form 10-K.

ITEM 14.                                        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated from the Proxy Statement for the Corporation’s 2009 Annual Meeting of Stockholders to be filed by no later than April 30, 2009, or will be provided by amendment to this Annual Report on Form 10-K.

ITEM 15.                                              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A.            EXHIBITS

Item		Description	Page or Footnote Reference

2		Plan of Merger and Merger Agreement, Monterey County Bank with Monterey County Merger Corporation under the Charter of Monterey County Bank under the Title of Monterey County Bank, joined in by Northern California Bancorp, Inc. dated November 1, 1995.	(1)

3 (i)		Articles of Incorporation, as amended through January 2009

3 (ii)		Bylaws	(1)

10 (i) D	(1)	Lease agreement Carmel Branch Office	(1)

	(2)	Lease agreement Carmel By The Sea Office	(5)

	(3)	Lease agreement 301 Webster Street, Monterey, CA 93924	(6)

10 (ii) A	(1)	Employment Contract of Charles T. Chrietzberg, Jr., dated January 1, 2008	(8)

	(2)	Deferred Compensation Agreement, dated December 31, 1993	(1)

	(3)	Northern California Bancorp, Inc. 1998 Stock Option Plan and Stock Option Agreements	(2)

	(4)	Amendment to the Salary Continuation Agreement Dated December 31, 1993	(3)

	(5)	Life Insurance Endorsement Method Split Dollar Plan Agreement	(3)

	(6)	Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement dated January 5, 2000	(4)

	(7)	Amendment to the Life Insurance Endorsement Method Split Dollar Plan	(4)

	(8)	Amendment to the Salary Continuation Agreement Dated December 31, 1993	(4)

	(9)	Monterey County Bank Supplemental Life Insurance Agreement Dated October 26, 2006	(7)

	(10)	First Amendment to the Monterey County Bank Supplemental Life Insurance Agreement dated October 31, 2006	(7)

21	Subsidiaries	(7)

23.1	Consent of Hutchinson and Bloodgood, LLP

31.1	Certification of the Chief Executive Officer of Northern California Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Northern California Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Northern California Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Northern California Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Filed as an exhibit to Form 10-KSB dated December 31, 1995.

(2)  Filed as an exhibit to Form 10-KSB dated December 31, 1998.

(3)  Filed as an exhibit to Form 10-KSB dated December 31, 1999.

(4)  Filed as an exhibit to Form 10-KSB dated December 31, 2001.

(5)  Filed as an exhibit to Form 10-KSB dated December 31, 2002.

(6)  Filed as an exhibit to Form 10-KSB dated December 31, 2004.

(7)  Filed as an exhibit to Form 10-KSB dated December 31, 2006.

(8)  Filed as an exhibit to Form 10-QSB dated March 31, 2008.

B.                                     REPORTS

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN CALIFORNIA BANCORP, INC.

Date: April 7, 2009	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chief Executive Officer and President

Date: April 7, 2009	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Charles T. Chrietzberg, Jr.		April 7, 2009
Charles T. Chrietzberg, Jr.

Director

/s/ Sandra G. Chrietzberg		April 7, 2009
Sandra G. Chrietzberg	Director

/s/ Peter J. Coniglio		April 7, 2009
Peter J. Coniglio	Director

Carla S. Hudson	Director

/s/ John M. Lotz		April 7, 2009
John M. Lotz	Director

/s/ Mark A. Briant		April 7, 2009
Mark A. Briant	Director

/s/ Stephanie G. Chrietzberg		April 7, 2009
Stephanie G. Chrietzberg	Director

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

December 31, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Northern California Bancorp, Inc. and Subsidiary

Monterey, California

We have audited the accompanying consolidated balance sheets of Northern California Bancorp, Inc. and its wholly owned subsidiary, Monterey County Bank, as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern California Bancorp, Inc. and its wholly owned subsidiary, as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/S/Hutchinson and Bloodgood LLP

Watsonville, California

March 27, 2009

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

(Dollars in Thousands, Except Share Data)

	2008	2007
ASSETS
Cash and due from banks	$16,348	$8,063
Federal funds sold	—	12,090
Total cash and cash equivalents	16,348	20,153
Time deposits with other financial institutions	3,500	—
Trading assets	361	1,224
Investment securities available for sale (AFS)	93,353	36,801
Investment securities held to maturity, at cost (fair value approximates $8,105,000 in 2007)	—	7,869
Other investments	3,852	2,824
Loans held for sale	1,650	1,887
Loans, net of allowance for loan losses of $2,413,000 in 2008 and $2,028,000 in 2007	165,530	166,861
Premises and equipment, net	4,988	4,874
Cash surrender value of life insurance	3,969	3,845
Other real estate owned	7,364	—
Interest receivable and other assets	5,286	7,527
	$306,201	$253,865

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non interest-bearing demand	$25,812	$26,237
Interest-bearing demand	14,240	15,600
Savings	6,159	5,487
Time less than $100,000	88,188	58,812
Time in denominations of $100,000 or more	55,331	62,620
Total deposits	189,730	168,756
Federal Home Loan Bank borrowed funds	66,500	52,500
Federal funds purchased	15,000	—
Revolving line of credit	3,000	—
Payable for investment securities purchased	3,050	5,225
Interest payable and other liabilities	6,321	4,702
Junior subordinated debt securities	8,248	8,248
Total liabilities	291,849	239,431
Commitments and Contingencies (Notes 13, 14, and 17)
Shareholders’ equity
Common stock, no stated par value, authorized 2,500,000 shares, issued and outstanding: 1,803,908 and 1,845,918 shares at December 31, 2008 and 2007, respectively	5,173	5,502
Retained earnings	9,481	8,831
Accumulated other comprehensive income (loss)	(302)	101
Total shareholders’ equity	14,352	14,434
	$306,201	$253,865

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2008, 2007, and 2006

(Dollars in Thousands, Except Per Share Data)

	2008	2007	2006
Interest income
Loans and fee income on loans	$12,297	$14,442	$11,953
Time deposits with other financial institutions	29	66	50
Investment securities	3,963	1,957	1,036
Federal funds sold	211	476	721
Total interest income	16,500	16,941	13,760

Interest expense
Interest-bearing transaction accounts	48	49	68
Savings and time deposit accounts	3,445	2,638	1,443
Time deposits in denominations of $100,000 or more	2,717	2,405	1,479
Notes payable and other borrowings	3,539	2,910	2,207
Total interest expense	9,749	8,002	5,197

Net interest income	6,751	8,939	8,563
Provision for loan losses	1,132	865	410
Net interest income, after provision for loan losses	5,619	8,074	8,153

Non-interest income
Service charges on deposit accounts	760	634	547
Income from sales and servicing of Small Business Administration loans	329	480	690
Gain on sale of Pacific Coast Bankers’ Bank Stock	—	—	1,313
Other income	3,942	3,222	4,627
Total non-interest income	5,031	4,336	7,177

Non-interest expenses
Salaries and employee benefits	3,664	4,049	3,854
Occupancy and equipment	967	866	790
Professional fees	164	165	149
Data processing	360	361	322
Other general and administrative	3,752	3,564	3,512
Total non-interest expenses	8,907	9,005	8,627

Income before income tax provision	1,743	3,405	6,703
Income tax provision	281	1,476	2,866

Net income	$1,462	$1,929	$3,837

Earnings per common share

Basic	$0.80	$1.08	$2.31

Diluted	$0.79	$1.03	$2.09

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2008, 2007, and 2006

(Dollars in Thousands, Except Share Data)

				Accumulated
				Other
	Number of	Common	Retained	Comprehensive
	Shares	Stock	Earnings	Income (loss)	Total

Balance at December 31, 2005	1,631,439	$4,772	$4,129	$30	$8,931

Comprehensive income:
Net income for the year	—	—	3,837	—	3,837
Change in net unrealized gain on AFS securities and other assets, net of reclassification adjustment and tax effect	—	—	—	(51)	(51)
Total comprehensive income					3,786

$.35 per share cash dividend	—	—	(603)	—	(603)
Stock compensation expense, net of tax benefit		18	—	—	18
Exercise of stock options, including tax benefit	90,276	270	—	—	270
Balance at December 31, 2006	1,721,715	5,060	7,363	(21)	12,402

Comprehensive income:
Net income for the year	—	—	1,929	—	1,929
Change in net unrealized gain on AFS securities and other assets, net of reclassification adjustment and tax effect	—	—	—	122	122
Total comprehensive income					2,051

$.25 per share cash dividend	—	—	(461)	—	(461)
Exercise of stock options, including tax benefit	124,203	442	—	—	442
Balance at December 31, 2007	1,845,918	5,502	8,831	101	14,434

Cumulative effect - application of new accounting standard EITF 06-04 and EITF 06-10	—	—	(362)	—	(362)

Comprehensive income:
Net income for the year	—	—	1,462	—	1,462
Change in net unrealized loss on AFS securities and other assets, net of reclassification adjustment and tax effect	—	—	—	(403)	(403)
Total comprehensive income					1,059
Stock repurchase	(46,010)	(341)			(341)
$.25 per share cash dividend	—	—	(450)	—	(450)
Exercise of stock options, including tax benefit	4,000	12	—	—	12
Balance at December 31, 2008	1,803,908	$5,173	$9,481	$(302)	$14,352

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007, and 2006

(Dollars in Thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,462	$1,929	$3,837
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense	312	293	277
Provision for loan losses	1,132	865	410
Realized gain on sales of available for sale securities and other investments, net	(449)	(216)	(1,308)
Amortization of deferred loan fees, net	(291)	(372)	(334)
Net amortization (accretion) of securities	(234)	(4)	(3)
Stock based compensation	—	—	18
Deferred income tax benefit	(583)	(91)	(32)
Loss on sale of equipment	—	—	12
Increase in cash surrender value of life insurance	(124)	(124)	(104)
(Increase) decrease in assets:
Trading assets	863	538	(735)
Loans held for sale	237	(705)	4,133
Interest receivable	(774)	(392)	(187)
Other assets	3,598	(4,361)	(465)
Increase (decrease) in liabilities:
Interest payable	(417)	904	589
Other liabilities	1,675	324	(148)
Net cash provided (used) by operating activities	6,407	(1,412)	5,960

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in time deposits with other financial institutions	(3,500)	1,000	—
Activity in available-for-sale securities
Sales	51,322	10,221	2,831
Maturities, prepayments, and calls	3,700	13,996	3,000
Purchases	(106,639)	(40,993)	(8,575)
Activity in held to maturities
Purchases	—	(870)	—
Net increase in loans	(11,874)	(69,275)	(42,450)
Loan purchases	—	(11,001)	(19,150)
Proceeds from loan sales	6,016	41,790	34,642
Investment in real estate	(1,015)	—	—
Proceeds from sale of equipment	—	—	49
Purchase of life insurance policies	—	(50)	(1,100)
Additions to bank premises and equipment	(417)	(547)	(584)
Net cash used by investing activities	(62,407)	(55,729)	(31,337)

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007, and 2006

(Dollars in Thousands)

	2008	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$20,974	$37,129	$14,013
Proceeds from borrowings	50,000	20,500	12,000
Repayments on borrowings	(18,000)	(2,750)	(2,000)
Proceeds from exercise of stock options	12	442	270
Repurchase of common stock	(341)	—	—
Cash dividends paid on common stock	(450)	(461)	(603)
Net cash provided by financing activities	52,195	54,860	23,680

Net decrease in cash and cash equivalents	(3,805)	(2,281)	(1,697)

CASH AND CASH EQUIVALENTS, BEGINNING	20,153	22,434	24,131

CASH AND CASH EQUIVALENTS, ENDING	$16,348	$20,153	$22,434

SUPPLEMENTARY INFORMATION

Interest paid	$9,200	$7,100	$3,296

Income taxes paid	$1,120	$1,262	$1,520

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Northern California Bancorp, Inc., (the Corporation) provides a variety of financial services through Monterey County Bank, (the Bank) to individuals and small businesses through its four offices on the Monterey Peninsula.  Its primary deposit products are demand and term certificate accounts.  Its primary lending products are real estate, commercial, construction, and Small Business Administration (SBA) loans.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Northern California Bancorp, Inc. and its wholly owned subsidiary, Monterey County Bank.  All significant inter-company balances and transactions have been eliminated in consolidation.

In consolidating, the Corporation determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States of America. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Corporation consolidates voting interest entities in which it has all, or at least a majority of, the voting interest.  As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity.  A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.  The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE.  The Corporation’s wholly owned subsidiaries, Northern California Bancorp, Inc. Trust I and Northern California Bancorp, Inc. Trust II, are VIEs for which the Corporation is not the primary beneficiary.  Accordingly, the accounts of these entities are not included in the Corporation’s consolidated financial statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

December 31, 2008 and 2007

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Gains and losses on disposition are generally recognized on the trade date, based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

Sales and Servicing of SBA Loans

The Bank originates loans to customers under the SBA program that generally provides for SBA guarantees of 70% to 85% of each loan.  The Bank generally sells the guaranteed portion of each loan to a third party and retains only the non-guaranteed portion in its own portfolio.  A gain is recognized on these loans through collection on sale of a premium over the adjusted carrying value, or through retention of an ongoing rate differential, less a normal service fee between the rate paid by the borrower to the Bank and the rate paid by the Bank to the purchaser (excess servicing fee).  In calculating the gain, the Bank assumes that the loans sold will be outstanding for one-half of their contractual lives.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

Loans and Loan Fees

The Bank grants residential mortgage, commercial, construction, and consumer loans to customers.  A substantial portion of the loan portfolio is represented by mortgage loans on the Monterey Peninsula.  The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the area.

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

December 31, 2008 and 2007

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

December 31, 2008 and 2007

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

December 31, 2008 and 2007

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

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

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock Option Plans

Under the Corporation’s 1998 Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive stock options are granted at fair value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  Non-qualified stock options may be granted at prices not lower than 85% of the fair market value of the common stock on the date of grant.  The Board of Directors (Board) is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.  Under the Plan, 62,161 shares of common stock have been reserved for the granting of these options.  At December 31, 2008, all 62,161 options were outstanding.  During 2008, no options were granted and 12,000 options were exercised by officers, employees, and Board members.  As of December 31, 2008, all options have been vested.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Option Plans (Continued)

No further Options may be granted under the 1998 Stock Option Plan.  The plan provided that options could be granted for a period of ten years from the date the Plan was adopted by the Board.  The Board adopted the Plan on April 16, 1998.  The Plan remains in effect until all Options granted under the Plan have been satisfied or expired.

Under the Corporation’s 2007 Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive stock options are granted at fair value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  The Board is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.  Under the Plan, 300,000 shares of common stock have been reserved for the granting of these options.  Through December 31, 2008, no options have been granted under the 2007 stock option plan.

The Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, effective January 1, 2006, using the modified prospective method and began recording compensation expense associated with stock-based awards in accordance with SFAS No. 123R.  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense through the income statement based on their fair values at issue date. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow required under current guidelines.  Pre-tax stock-based compensation expense was approximately $18,000 for the year ended December 31, 2006.  There was no stock based compensation for the years ended December 31, 2008 and 2007.  There were no options granted since 2005.

Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per share

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method.  The weighted average number of shares outstanding for basic earnings per share amounted to 1,823,965 for 2008, 1,785,812 for 2007, and 1,658,675 for 2006.  The weighted average number of shares outstanding for dilutive earnings per share amounted to 1,848,173 for 2008, 1,881,004 for 2007, and 1,831,892 for 2006.  The Corporation paid cash dividends of $.25, $.25, and $.35 per share in 2008, 2007, and 2006, respectively.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, Business Combinations. This new statement revises SFAS No. 141, which was issued June 2001. SFAS No. 141R changes multiple aspects of the accounting for business combinations. Under the guidance in SFAS No. 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed and non-controlling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the non-controlling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be remeasured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense and additionally, restructuring costs that do not meet certain criteria at the acquisition date are to be subsequently recognized as post-acquisition costs. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Corporation does not expect the adoption of SFAS No.141R to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This new statement has the same scope as SFAS No. 133. Accordingly, it applies to all entities. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors a better and clearer understanding of the derivative instruments and hedging activities.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Corporation does not expect the adoption of SFAS No.161R to have a material impact on its consolidated financial statements.

In December 2008, the FASB issued FSP SFAS No.140-4 and FIN 46R-8, Disclosure by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in VIEs. This FSP amends SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46R, Consolidation of VIEs, to require public enterprises, including sponsors that have a variable interest in a VIE, to provide additional disclosures about their involvement with VIEs. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is a sponsor of a qualifying special purpose entity, or SPE, that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE, and a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. FSP SFAS No. 140-4 and FIN 46R-8 is effective for the first reporting period, interim or annual, ending after December 31, 2008, with earlier adoption encouraged. An entity (enterprise) is encouraged, but not required, to disclose comparative information in periods earlier than the effective date for disclosures that were not previously required for public entities (enterprises) by SFAS No. 140 and FIN 46R. However, once this FSP is adopted, comparative disclosures are required for periods subsequent to the effective date. The Corporation does not expect the adoption of FSP SFAS No. 140-4 and FIN 46R-8 to have a material impact on its consolidated financial statements.

Comprehensive Income (Loss)

Accounting principles generally accepted in the United States require that recognized revenue, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss) (Continued)

The components of other comprehensive income (loss) and related tax effects as of and for the years ended December 31, are as follows:

	2008	2007	2006
	(Dollars in thousands)
Unrealized holding gains (losses) on available for sale securities and other assets, net	$(284)	$438	$(98)
Reclassification adjustment for losses (gains) realized in income	(449)	(216)	5
Net unrealized gains (losses)	(733)	222	(93)
Tax effect	330	(100)	42

Other comprehensive gain (loss) net of tax	$(403)	$122	$(51)

The components of accumulated other comprehensive income (loss) and related tax effects for the years ended December 31 are as follows:

	2008	2007
	(Dollars in thousands)
Unrealized holding gains (losses) on available for sale securities	$(577)	$163
Unrealized holding gains on available for sale asset strip receivable	27	21
Tax effect	248	(83)

Net-of-tax amount	$(302)	$101

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

Advertising costs are charged to operations when incurred.  The amount expensed for advertising for the years ended December 31, 2008, 2007, and 2006 was $103,000, $164,000, and $224,000, respectively.

Bank Owned Life Insurance

On September 7, 2006, the Task Force reached a consensus on Emerging Issues Tax Force (EITF) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”) and on March 15, 2007, the Task Force reached a consensus on EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF 06-10”). The scope of these two issues relates to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements and for collateral assignment split-dollar life insurance arrangements, respectively.  EITF 06-4 and EITF 06-10 are both effective for fiscal years beginning after December 15, 2007, although early adoption is permitted.  The Corporation adopted EITF 06-4 and EITF 06-10 effective as of January 1, 2008 as a change in accounting principle through a $362,000 cumulative-effect adjustment to retained earnings. The amount expensed to recognize the liability for future benefits for the year ended December 31, 2008 was $110,000.

Reclassification

Certain amounts have been reclassified in the 2007 financial statements to conform to the 2008 presentation with no changes to previously reported income.

Note 2.   CASH AND DUE FROM BANKS

The Corporation is required to maintain aggregate reserves (in the form of cash and deposits with the Federal Reserve Bank) to satisfy federal regulatory requirements.  At December 2008 and 2007, the Bank met these requirements by maintaining reserve balances of $942,000 and $790,000, respectively.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 3.   TRADING ASSETS

At December 31, 2008 and 2007, the Corporation’s trading assets consisted of marketable equity securities in the amount of $361,000 and $1,224,000, respectively.

Note 4.   INVESTMENT SECURITIES AND OTHER INVESTMENTS

The following is a comparison of amortized cost and approximate fair value of investment securities at December 31:

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities Available for Sale
Mortgage Backed Securities	$4,048	$19	$(175)	$3,892
Corporate Debt Securities	5,846	34	(14)	5,866
State/Local Agency Securities	41,839	710	(1,998)	40,551
Government Agency Securities	42,197	847	—	43,044

Total securities available for sale	$93,930	$1,610	$(2,187)	$93,353

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 4.   INVESTMENT SECURITIES AND OTHER INVESTMENTS (Continued)

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Other Investments, at cost
AT Services LLC	$20	$—	$—	$20
Federal Home Loan Bank stock, restricted	3,097	—	—	3,097
Metrocities Mortgage, LLC	10	—	—	10
Northern California Bancorp, Inc. Trust I	93	—	—	93
Northern California Bancorp, Inc. Trust II	155	—	—	155
The Independent Bankers’ Financial Corporation	51	—	—	51
Visa, Inc Class B Stock	426	—	—	426

Total other investments	$3,852	$—	$—	$3,852

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities Available for Sale
Mortgage Backed Securities	$386	$—	$(1)	$385
State/Local Agency Securities	225	—	—	225
Government Agency Securities	36,027	179	(15)	36,191

Total securities available for sale	$36,638	$179	$(16)	$36,801

Securities Held to Maturity
State/Local Agency Securities	$7,869	$239	$(3)	$8,105

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 4.   INVESTMENT SECURITIES AND OTHER INVESTMENTS (Continued)

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Other Investments, at cost
AT Services LLC	$20	$—	$—	$20
Federal Home Loan Bank stock, restricted	2,495	—	—	2,495
Metrocities Mortgage, LLC	10	—	—	10
Northern California Bancorp, Inc. Trust I	93	—	—	93
Northern California Bancorp, Inc. Trust II	155	—	—	155
The Independent Bankers’ Financial Corporation	51	—	—	51

Total other investments	$2,824	$—	$—	$2,824

On April 1, 2008 State/Local Agency Securities with total amortized cost of $7,869,000 and total fair value of $8,112,000 were transferred from a held to maturity classification to an available for sale classification.  Subsequent to the transfer to available for sale, securities with total amortized cost of $4,290,000 and market value of $4,510,000 were sold with a realized gain of $220,000.  The change in classification was made in order to provide greater flexibility in managing the security portfolio and increase liquidity.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 4.       INVESTMENT SECURITIES AND OTHER INVESTMENTS (Continued)

The amortized cost and fair value of debt securities by contractual maturity date at December 31, 2008 follows:

	Available for Sale
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)

Due within one year	$4,929	$4,962
Due after one year through five years	917	905
Due after five years through ten years	417	363
Due after ten years	87,667	87,123

	$93,930	$93,353

Proceeds from maturity and sales of investment securities for the years ended December 31, 2008, 2007, and 2006 were $55,022,000, $24,217,000, and $5,831,000, respectively.  Realized gains for the years ended December 31, 2008, 2007, and 2006 were $449,000, $216,000, and $1,308,000, respectively.

On January 31, 2006, Monterey County Bank, a wholly owned subsidiary of Northern California Bancorp, Inc., sold its shares of common stock in Pacific Coast Banker’s Bancshares (“PCBB”).  The gross sales proceeds were $1,757,000. After subtracting the book value of $440,000, the resulting pretax gain was $1,313,000. The after tax gain was approximately $790,000. Monterey County Bank owned 3,699 shares of PCBB that sold for $475 per share less a $4,000 sales charge.

As a member of the Federal Home Loan Bank (FHLB) system, the Bank is required to maintain an investment in FHLB stock in an amount equal to the greater of 1% of its outstanding mortgage loans or 5% of advances from the FHLB. As of December 31, 2008 and 2007, the Bank had advances from the FHLB totaling $66,500,000 and $52,500,000, respectively. No ready market exists for FHLB stock, and it has no quoted market value. FHLB stock is evaluated for impairment based on an estimate of the ultimate recoverability of par value.

At December 31, 2008 and 2007, U.S. Government obligations with a carrying value of $43,044,000 and $31,576,000, respectively, were pledged to secure advances from the FHLB.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 4.       INVESTMENT SECURITIES AND OTHER INVESTMENTS (Continued)

At December 31, 2008 State/Local Agency obligations with a carrying value of $23,144,000 were pledged to secure loans from the Federal Reserve Bank.

In December 2008, the bank purchased three debt securities totaling $3,050,000 that have settlement dates in January 2009.  The bank records their investment purchases as of the trade date and has recorded the corresponding payable for investment securities purchased of $3,050,000 at December 31, 2008.

In December 2007, the bank purchased two debt securities totaling $5,225,000 that have settlement dates in January 2008.  The Bank had recorded the corresponding payable for investment securities purchased of $5,225,000 at December 31, 2007.

Information pertaining to securities with gross unrealized losses at December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)
Securities Available for Sale:
Corporate Debt Securities	$2,880	$(14)	$—	$—	$2,880	$(14)
Mortgage Backed Securities	2,650	(175)	—	—	2,650	(175)
State/Local Agency Securities	24,806	(1,998)	—	—	24,806	(1,998)

Total	$30,336	$(2,187)	$—	$—	$30,336	$(2,187)

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

On December 31, 2008, fifty five securities had an unrealized loss with aggregate depreciation of 1.20% from the Bank’s amortized cost basis. On December 31, 2007, four securities had an unrealized loss with aggregate depreciation of 0.05% from the Bank’s amortized cost basis. The unrealized losses relate to a mortgage backed security issued by federally sponsored agencies, which are fully secured by conforming residential loans, securities issued by agencies of the United States and securities issued by local government agencies. Since the Bank has the ability to hold these securities until estimated maturity, no decline is deemed to be other than temporary.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 5.       SALES AND SERVICING OF SBA LOANS

A summary of the activity of SBA loans for the years ended December 31 follows:

	2008	2007	2006
	(Dollars in thousands)

SBA loans originated	$3,235	$3,065	$3,645

SBA loans sold	$2,194	$1,933	$4,428

A summary of income from SBA loans sold for the years ended December 31 is as follows:

	2008	2007	2006
	(Dollars in thousands)

Income from premiums	$142	$147	$350
Income from servicing	187	333	340

Total SBA sales and servicing income	$329	$480	$690

Note 6.       LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of loan balances at December 31 follows:

	2008	2007
	(Dollars in thousands)

Commercial and industrial	$28,237	$28,310
Construction	16,040	23,396
Real estate, mortgage	122,951	116,625
Installment	966	876
Government guaranteed loans purchased	24	32
	168,218	169,239
Allowance for loan losses	(2,413)	(2,028)
Deferred origination fees, net	(275)	(350)

Loans, net	$165,530	$166,861

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 6.       LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An analysis of the allowance for loan losses for the years ended December 31 follows:

	2008	2007	2006
	(Dollars in thousands)

Beginning balance	$2,028	$1,409	$1,101
Recoveries	3	4	7
Loans charged off	(750)	(250)	(109)
Provision for loan losses	1,132	865	410

Ending balance	$2,413	$2,028	$1,409

The following table summarizes the Corporation’s investment in loans for which impairment has been recognized as of and for the years ended December 31. Impaired loans consist of the loans on non-accrual status.

	2008	2007	2006
	(Dollars in thousands)

Total impaired loans which as a result of write-down or the fair value of the collateral, did not have a specific allowance	$5,728	$—	$—
Impaired loans which have a specific allowance	1,363	3,396	155

Total impaired loans at period end	$7,091	$3,396	$155

Total specific allowance on impaired loans	$123	$212	$31

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 6.       LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	2008	2007	2006
	(Dollars in thousands)

Average recorded investment in impaired loans during the period	$5,073	$702	$142
Income recognized on impaired loans during the period	$—	$—	$—

No funds are committed to be advanced in connection with impaired loans.

As of December 31, 2008 and 2007, there were no loans past due ninety days or more and still accruing interest.

Loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of loans serviced for others was $112,849,000 and $109,294,000 at December 31, 2008 and 2007, respectively.

Note 7.       FORECLOSED ASSETS

As of December 31, 2008, foreclosed assets totaled $7,364,000. There were no foreclosed assets at December 31, 2007. Based on property values, no valuation allowance is deemed necessary.

Operating expenses for foreclosed assets totaled $112,000 for the year ended December 31, 2008.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 8.       PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of banking premises and equipment and their estimated useful lives at December 31 follows:

			Estimated
	2008	2007	Useful Lives
	(Dollars in thousands)

Land	$1,174	$1,174
Building	1,816	1,808	40 years
Building improvements	1,094	1,114	40 years
Leasehold improvements	1,080	835	Lease term
Furniture and equipment	2,427	2,243	3-8 years
	7,591	7,174
Accumulated depreciation	(2,603)	(2,300)

	$4,988	$4,874

Depreciation and amortization expense for the years ended December 31, 2008, 2007, and 2006 amounted to $312,000, $293,000, and $277,000, respectively.

Note 9.       DEPOSITS

At December 31, 2008, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)

Years Ending December 31:
2009	$110,246
2010	26,160
2011	2,992
2012	2,641
2013	1,296
Thereafter	184

$143,519

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 10.    JUNIOR SUBORDINATED DEBT SECURITIES

On March 27, 2003, the Corporation’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust I (“Trust I”) issued $3 million in cumulative Trust Preferred Securities.  The securities bear a floating rate of interest of 3.25% over the three month LIBOR rate, payable quarterly.  The effective rate at December 31, 2008 and 2007 was 8.07% and 8.49%, respectively.  Concurrent with the issuance of the Trust Preferred Securities, Trust I used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Corporation. The Corporation will pay interest on the Junior Subordinated Debentures to Trust I, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities.  The Corporation has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters.

The Trust Preferred Securities will mature on April 7, 2033, but can be redeemed, in whole or in part, on any January 7, April 7, July 7 or October 7 occurring after April 7, 2008 at par.  The Corporation fully and unconditionally guarantees the obligations of Trust I, on a subordinated basis.

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

On November 13, 2003, the Corporation’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust II (“Trust II”) issued $5 million in cumulative Trust Preferred Securities.  The securities bear a floating rate of interest of 2.85% over the three month LIBOR rate, payable quarterly.  The effective rate at December 31, 2008 and 2007 was 6.04% and 7.76%, respectively. Concurrent with the issuance of the Trust Preferred Securities, Trust II used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Corporation. The Corporation will pay interest on the Junior Subordinated Debentures to Trust II, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities. The Corporation has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters.  The Trust Preferred Securities will mature on November 8, 2033, but can be redeemed, in whole or in part, on any February 8, May 8, August 8 or November 8 occurring after November 8, 2008 at par.  The Corporation fully and unconditionally guarantees the obligations of Trust II on a subordinated basis.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 10.    JUNIOR SUBORDINATED DEBT SECURITIES (Continued)

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

During the years ended December 31, 2008, 2007 and 2006 interest expense on Junior Subordinated Debentures totaled $534,000, $696,000, and $676,000, respectively.  The amortization of the issuance cost totaled $6,000 for each year ended December 31, 2008, 2007 and 2006, respectively.

Note 11.    FUNDING SOURCES

The Corporation has a line of credit with M & I Marshall & Ilsley Bank in the amount of $3,000,000, a floating interest rate based on the one month LIBOR Rate plus 2.75% with a 4.50% floor and a maturity date of March 31, 2009.  At December 31, 2008, the line of credit was fully advanced

The Bank has lines of credit from the Federal Home Loan Bank (FHLB) of San Francisco, Federal Reserve Bank, Bank of the West, M & I Marshall & Ilsley Bank, Pacific Coast Bankers’ Bank and The Independent Bank with remaining available borrowing capacity on December 31, 2008 of $1,337,000, $7,165,00, $4,500,000, $5,000,000, $6,000,000 and $5,000,000, respectively.  The Federal Home Loan Bank line of credit has a maximum borrowing capacity of 25% of the Bank’s total assets, adjusted quarterly.  The Federal Home Loan Bank line of credit is secured by a portion of the Bank’s real estate secured loans and securities at December 31, 2008.  At December 31, 2008, the total principal balance of pledged loans and securities was $38,597,000 and $43,044,000, respectively.

The Federal Reserve Bank discount window line is secured by a portion the Bank’s securities at December 31, 2008.  At December 31, 2008 the total market value of securities pledged was $21,448,000.

At December 31, 2007, the total principal balance of pledged loans and securities was $41,309,000 and $31,576,000, respectively.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 11.    FUNDING SOURCES (Continued)

The following table provides information on twenty-one FHLB advances outstanding at December 31, 2008.

	Fixed
Advance	Interest	Funding	Maturity
Amount	Rate	Date	Date
(Dollars in thousands)

$3,000,000	4.30%	06/17/05	06/17/10
2,500,000	4.88%	08/20/07	08/20/10
5,000,000	3.57%	10/02/08	10/04/10
5,000,000	4.96%	11/14/05	11/15/10
4,000,000	2.70%	01/24/08	01/24/11
2,250,000	4.75%	01/26/06	01/26/11
1,750,000	4.72%	01/26/06	01/26/11
2,000,000	3.32%	05/14/08	05/16/11
1,500,000	5.52%	07/17/06	07/18/11
3,500,000	5.49%	07/17/06	07/18/11
1,000,000	5.22%	08/25/06	08/25/11
5,000,000	5.20%	07/30/07	07/30/12
3,000,000	4.84%	10/01/07	10/01/12
5,000,000	5.00%	09/18/07	09/18/14
1,000,000	7.72%	06/01/00	06/03/30
2,000,000	2.34%	11/21/08	11/23/09
3,000,000	3.00%	11/21/08	11/22/10
3,000,000	3.26%	11/21/08	11/02/11
3,000,000	3.92%	11/21/08	11/21/13
2,500,000	1.31%	12/16/08	12/16/09
7,500,000	1.30%	12/16/08	12/16/09
$66,500,000

Subsequent to year end the Bank prepaid five advance totaling $17,000,000.

The Bank has a loan from the Federal Reserve Bank in the amount of $15,000,000 with an interest rate of 0.50% and a maturity date of February 9, 2009.  At maturity, the loan was paid off with funding from a new loan for the same amount and terms with a maturity date of May 8, 2009.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 11.    FUNDING SOURCES (Continued)

The Bank of the West, M & I Marshall & Ilsley Bank, Pacific Coast Bankers’ Bank and The Independent Bank lines of credit are unsecured.  The Bank’s use of overnight borrowing during 2008 was limited to testing the line availability.  No overnight borrowings were utilized in 2007.

The Bank has a $330,000 letter of credit issued by the Federal Home Loan Bank of San Francisco to secure the uninsured portion of local agency deposits maintained with the Bank.  The letter of credit matures April 17, 2011.

Note 12.    INCOME TAXES

Allocation of federal and California income taxes between current and deferred portions for the year ended December 31 is as follows:

	2008	2007	2006
	(Dollars in thousands)
Current tax provision:
Federal	$551	$1,099	$2,130
California	313	468	768

	864	1,567	2,898

Deferred tax provision (benefit):
Federal	(279)	(259)	(117)
California	(155)	(110)	(50)
Increase (decrease) in valuation allowance	(149)	278	135

	(583)	(91)	(32)

	$281	$1,476	$2,866

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 12.    INCOME TAXES (Continued)

The differences between the statutory federal income tax rates and the effective tax rates for the years ended December 31 are summarized as follows:

	2008	2007	2006

Statutory federal tax rate	34.00%	34.00%	34.00%
California taxes, net of federal tax benefit	7.20	7.20	7.20
Tax-exempt interest on municipal bonds	(16.40)	(3.30)	(1.68)
Other, net	(8.68)	5.45	3.24

Effective tax rates	16.12%	43.35%	42.76%

The components of the net deferred tax asset, included in other assets at December 31, are as follows:

	2008	2007
	(Dollars in thousands)
Deferred tax asset
Federal	$1,538	$1,194
California	562	371

Total deferred tax asset	2,100	1,565
Valuation allowance	(674)	(823)

Net deferred tax asset	$1,426	$742

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 12.    INCOME TAXES (Continued)

The tax effects of each type of income and expense item that give rise to deferred taxes at December 31 are as follows:

	2008	2007
Deferred tax assets (liabilities)
Net unrealized gain on securities	$950	$310
Allowance for loan losses	976	860
Accrued salary continuation liability	383	383
Other	(74)	100
Depreciation	(135)	(88)

Total deferred tax asset	2,100	1,565
Valuation allowance	(674)	(823)

Net deferred tax asset	$1,426	$742

The Bank establishes a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Corporation adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Corporation had no unrecognized tax benefits which would have required an adjustment to the January 1, 2007 beginning balance of retained earnings. The Corporation has no unrecognized tax benefits at January 1, 2008 and at December 31, 2008. The Corporation recognizes, when applicable interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2008 and 2007 the Corporation recognized no interest and penalties.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 13.    COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding commitments that are not reflected in the consolidated financial statements.

Operating lease commitments

The Bank leases its branch offices in Carmel By-The-Sea, Carmel Valley, Pacific Grove and a Salinas branch office which opened during the second quarter of 2008.  The Carmel By-The-Sea office has a five and one half year lease with four, five year options and commenced in April 2002.  The Carmel Valley building has a twenty-five year lease which commenced in March 1981 and an addendum to the lease executed in 2005 provides for two options to renew the lease for an additional 10 years each, and may be adjusted annually for changes in the Consumer Price Index.  The Pacific Grove building has a five-year lease with five, five-year options and commenced in April 1997.  The Salinas building has a five-year lease with four, five-year options and commenced in November 2007.      The Bank leases approximately 1,000 square feet at 321 Webster Street, Monterey, CA.  The 321 Webster Street lease has a term of three years commencing September 2000, with a three-year option.  An addendum to the lease was executed in 2004 and provided for two, five year options to extend the lease, which commenced in September 2006.  The Bank also leases certain equipment used in the normal course of business.

Rent expense for operating leases is included in occupancy and equipment expense and amounted to approximately $352,000, $286,000, and $275,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Effective April 1, 2000, the Bank entered into a five year sublease agreement to rent one of the units in the Carmel Valley branch, upon expiration of the sublease in 2005 the Bank elected to retain the space for its own use.

Effective July 1, 2002, the Bank entered into a five year and three months sublease agreement to rent one of the units in the Carmel-By-The-Sea branch.  The sublease was terminated in 2006 due to default for non-payment of rent.  Sublease rental income for the year ending December 31, 2006 was approximately $24,000 and in 2007 approximately $18,000 in delinquent 2006 rent was collected.  The Bank retained the subleased portion of the facility for its own use during 2007 and 2008.  The Bank has now engaged a real estate broker to sublease the space.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 13.    COMMITMENTS AND CONTINGENCIES (Continued)

Operating lease commitments (Continued)

Future minimum lease commitments for all non-cancelable operating leases are as follows:

Years Ending	Minimum Lease
December 31	Commitments
(Dollars in thousands)
2009	$364
2010	364
2011	267
2012	168

$1,163

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

At December 31, 2008 and 2007, such commitments to extend credit were $13,941,000 and $20,794,000, respectively, of undisbursed lines of credit, undisbursed loans in process, and commitment letters.

Contingencies

The Corporation, its principal subsidiary Monterey County Bank and its Chief Executive Officer were named as defendants in a lawsuit filed November 3, 2008 in the Monterey County Court-Civil Division.  The lawsuit involves claims related to loan participations purchased by another community bank.  The lawsuit seeks to compel arbitration of the issues, rescission of the participation agreements, payment of all principal and interest, damages, attorney fees and costs.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 13.    COMMITMENTS AND CONTINGENCIES (Continued)

Contingencies (Continued)

The defendants have reviewed the lawsuit, categorically deny all of the allegations and will vigorously defend the suit.  The parties have agreed to have this matter decided by binding arbitration.

Monterey County Bank was named as defendant in a lawsuit filed February 26, 2009 in Monterey County Court-Civil Division by a third party provider.  The lawsuit seeks to compel Monterey County Bank to continue its credit card sponsorship and the servicing of a credit card portfolio under a card sponsorship agreement with the third party.  Pursuant to termination provisions contained in the parties’ Agreement Monterey County Bank gave the third party written notice of termination of the agreement in June 2008.

The defendant has reviewed the lawsuit, categorically denies all of the allegations and will vigorously defend the suit.

Although the amount of any ultimate liability with respect to such proceedings cannot be determined, in the opinion of management, any such liability will not have a material effect on the consolidated financial position of the Corporation and its subsidiary.

Note 14.    CONCENTRATION OF RISK

The Bank grants commercial, construction, real estate and installment loans to businesses and individuals primarily in the Monterey Peninsula area of Northern California.  Most loans are secured by business assets, and commercial and residential real estate. Real estate and construction loans held for investment represented 83% of total loans held for investment at December 31, 2008 and 2007.  The Bank has no concentration of loans with any one customer.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 14.    CONCENTRATION OF RISK (Continued)

Concentration of loans for specific industries and their percentage of total loans at December 31, 2008 and 2007 are as follows:

	2008	2007

Real estate	20.42%	28.49%
Accommodation and food	22.00%	17.85%
Finance and insurance	12.20%	10.30%
Professional, scientific, and technical services	10.97%	8.98%

Note 15.    OTHER INCOME AND OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other income for the years ended December 31, 2008, 2007, and 2006 totaled $3,942,000, $3,222,000, and $4,627,000, respectively.  Significant categories comprising other income were as follows:

	2008	2007	2006
	(Dollars in thousands)

Merchant discount fees	$2,731	$2,423	$2,614
Commercial banking broker fees	—	21	125
Life insurance cash surrender value earnings	128	126	108
Credit card marketing program income	514	684	1,308
Stored value card marketing program income	155	293	75
Trading asset activities	(944)	(686)	283
Net gain (loss) realized on available for sale securities	449	216	(5)
Visa, Inc. public stock offering	694	—	—
Other	215	145	119

	$3,942	$3,222	$4,627

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 15.    OTHER INCOME AND OTHER GENERAL AND ADMINISTRATIVE EXPENSES (Continued)

Other general and administrative expenses for the years ended December 31, 2008, 2007, and 2006 totaled $3,752,000, $3,564,000, and $3,512,000, respectively. Significant categories comprising other general and administrative expenses were as follows:

	2008	2007	2006
	(Dollars in thousands)

Merchant credit processing expense	$2,274	$2,028	$2,154
Advertising	103	164	224
Business development	114	171	124
Insurance	124	118	111
Stationery and supplies	167	148	123
FDIC and State Assessments	137	49	44
Other	833	886	732

	$3,752	$3,564	$3,512

Note 16.    MINIMUM REGULATORY CAPITAL REQUIREMENTS

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

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 16.  MINIMUM REGULATORY CAPITAL REQUIREMENTS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2008 and 2007, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.  There are no conditions or events since the notification that management believes have changed the Bank’s category.  The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2008 and 2007 are also presented in the tables.

December 31, 2008

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$24,733	12.2%	$16,244	8.0%	N/A	N/A
Monterey County Bank	$26,515	13.1%	$16,155	8.0%	$20,193	10.0%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	$17,892	8.8%	$8,122	4.0%	N/A	N/A
Monterey County Bank	$24,086	11.9%	$8,077	4.0%	$12,116	6.0%

Tier 1 Capital to Average Assets:
Consolidated	$17,892	6.3%	$11,417	4.0%	N/A	N/A
Monterey County Bank	$24,086	8.5%	$11,363	4.0%	$14,185	5.0%

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 16.  MINIMUM REGULATORY CAPITAL REQUIREMENTS (Continued)

December 31, 2007

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

Note 17.  OTHER REGULATORY MATTERS

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

The Bank is currently in discussions with the Federal Deposit Insurance Corporation regarding a draft regulatory order, resulting from its 2008 Consumer Compliance Examination, which was completed in 2009.  The Bank does not agree with some of the provisions of the draft order and is seeking expert opinions regarding the matters at issue.  The FDIC has indicated to the Bank that it will proceed with an Administrative Hearing if the Bank doesn’t sign the proposed order

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 17.  OTHER REGULATORY MATTERS (Continued)

by the end of March. The financial and non-financial impact of this matter is not known as of the balance sheet date and as of the issuance date of this report.

Note 18.  STOCK OPTIONS AND STOCK DIVIDENDS

At December 31, 2008, options for the purchase of 62,161 shares of the Corporation’s common stock were outstanding and exercisable at prices ranging from $3.00 - $ 4.40.  The status of all stock options is as follows:

	Shares	Exercise Price Range	Weighted Average Remaining Contractual Life

Outstanding at December 31, 2006	202,864	$1.86 - $4.40	2.3 Years

Exercised	(124,203)	$1.86 - $3.30
Expired unexercised	(2,127)	$3.00

Outstanding at December 31, 2007	76,534	$2.25 - $4.40	2.2 Years

Exercised	(4,000)	$3.00
Expired unexercised	(10,373)	$3.00 - $4.00

Outstanding at December 31, 2008	62,161	$3.00 - $4.40	1.6 Years

The weighted average exercise price was $3.00, $3.56, and $3.19 for the years ending December 31, 2008, 2007, and 2006, respectively.  No options were granted in 2008, 2007 and 2006.  All options are vested and exercisable as of December 31, 2008 and 2007.

There was no intrinsic value attributable to options exercised during the year ended December 31, 2008 and options outstanding and exercisable at December 31, 2008.  The aggregate intrinsic value represents the total pretax intrinsic value based on stock options with an exercise price less than the Corporation’s closing stock price of $3.00 as of December 31, 2008, which would have been received by the option holders had those option holders exercised those options as of that date.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 19.  RELATED PARTY TRANSACTIONS

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

Aggregate loan transactions with related parties are approximately as follows:

(Dollars in thousands)

Balance as of December 31, 2006	$1,629
New loans	3,761
Advances on lines of credit	19
Repayments	(1,277)

Balance as of December 31, 2007	4,132
New loans	1,256
Advances on lines of credit	54
Repayments	(699)

Balance as of December 31, 2008	$4,743

Related party deposits totaled $611,000 and $1,103,000 at December 31, 2008 and 2007, respectively.

Note 20.  EMPLOYEE BENEFIT PLANS

During 1995, the Corporation established an employee stock ownership plan (ESOP) to invest in the Corporation’s common stock for the benefit of eligible employees.  The Board determines the Corporation’s contribution to the plan.  Shares in the plan generally vest after seven years.  The Corporation did not contribute to the ESOP trust in 2008, 2007, or 2006.  There were no shares in the plan as of December 31, 2008.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 20.  EMPLOYEE BENEFIT PLANS (Continued)

The Bank has a salary reduction plan under Section 401(k) of the Internal Revenue Code.  The plan covers substantially all full-time employees who have completed one year of service with the Bank.  Employees are allowed to defer up to 15% of their compensation subject to certain limits based on federal tax laws.  Under the provisions of the plan, the Bank’s contribution policy is discretionary.  The Bank initiated a matching contribution in 2001 of 100% of each employee’s contribution up to 6% of the employee’s compensation.  The Bank’s matching contributions in 2008, 2007, and 2006 totaled $139,000, $114,000, and $129,000, respectively.

Note 21.  RESTRICTION ON DIVIDENDS, LOANS AND ADVANCES

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

The Corporation’s ability to pay cash dividends is dependent on dividends paid to it by the Bank, and is also limited by state corporate law.  The California General Corporation Law allows a California corporation to pay dividends if the Corporation’s retained earnings equal at least the amount of the proposed dividend.  If the Corporation does not have sufficient retained earnings available for the proposed dividend, it may still pay a dividend to its shareholders if immediately after giving effect to the dividend the sum of the Corporation’s assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the Corporation would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities.  In addition, during any period in which it has deferred payment of interest otherwise due and payable on its subordinated debt securities, the Corporation may not make any dividends or distributions with respect to its capital stock.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 22.  SALARY CONTINUATION PLANS

The Corporation has established salary continuation plans, which provide for payments to a certain officer at retirement.  Included in other liabilities is $855,000 of deferred compensation related to the continuation plans at both December 31, 2008 and 2007.  Also included in other liabilities is $471,000 in accrued post retirement benefits under split-dollar insurance policies. The plans are funded through life insurance policies that generate value to fund the future benefits.

Note 23.  NON-CASH TRANSACTION

During the year ended December 31, 2008, the Bank had non-cash transactions relating to the purchase of three debt securities totaling $3,050,000, transfers of $7,869,000 in securities from held to maturity to available for sale, a transfer of $6,348,000 in loans to other real estate owned, and a $362,000 increase in other payables due to the cumulative effect - application of new accounting standard EITF 06-04 and EITF 06-10.

The Bank had non-cash transactions relating to the purchase of three debt securities totaling $5,225,000 for the year ended December 31, 2007.

Note 24.  STOCK REPURCHASE PROGRAM AND STOCK AUTHORIZATION

In 2008, the Board approved a stock repurchase program pursuant to which the Corporation, from time to time and at management’s discretion, may repurchase up to $500,000 in value of the Corporation’s outstanding shares.  The Corporation repurchased 46,010 shares of common stock at an average cost of $7.41 per share in open market transactions during the year ended December 31, 2008.

In October 2008, the Board and the holders of more than a majority of our issued and outstanding common stock approved by written consent, an amendment to the Corporation’s articles of incorporation (the “Amendment”).  The Amendment authorizes the Corporation to issue up to 10,000,000 shares of preferred stock, which may be issued from time to time in one or more series as determined by the Board.  The Board is authorized to designate all rights, preferences, privileges and restrictions attendant to each series as well as the number of shares authorized for issuance in each series of the preferred stock, which matters shall be expressed in resolutions adopted by the Board and filed with the Secretary of State of the state of California.  Additionally, the Amendment authorizes the Corporation to issue an additional 7,500,000 shares of common stock for a total of 10,000,000 shares of common stock authorized for issuance after the Amendment.  The Amendment became effective January 23, 2009.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 25.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

In October 2008, the FASB issued FSP Financial Accounting Standard No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  The FSP was effective immediately and clarifies the application of FASB Statement No. 157, Fair Value Measurements and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

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

	At December 31, 2008
	Total	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)

Investment securities - AFS and other	$97,205	$—	$97,205	$—

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 25.  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The Corporation may also be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP. During the year ended December 31, 2008, the Corporation measured collateral dependent impaired loans and other real estate owned (OREO) at fair value. The assets are measured at fair value on a non-recurring basis and the following table provides the assets’ SFAS No. 157 designated levels, as well as the fair value losses recognized during the year ended December 31, 2008.

					Losses for the
					Twelve
					Months Ended
					December 31,
	Total	(Level 1)	(Level 2)	(Level 3)	2008
	(Dollars in Thousands)

Imparied loans	$7,091	$—	$—	$7,091	$123
OREO	7,364	—	—	7,364	—

	$14,455	$—	$—	$14,455	$123

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

December 31, 2008 and 2007

Note 25.  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 25.  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments as of December 31 are as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$16,348	$16,348	$20,153	$20,153
Time deposits with other financial institutions	3,500	3,500	—	—
Trading assets	361	361	1,224	1,224
Investment securities AFS	93,353	93,353	36,801	36,801
Investment securities held to maturity	—	—	7,869	8,105
Other investments	3,852	3,852	2,824	2,824
Loans, held for sale	1,650	1,650	1,887	1,887
Loans, net	165,530	167,550	166,861	177,199
Accrued interest receivable	2,130	2,130	1,352	1,352

Financial Liabilities:
Deposits	189,730	192,565	167,333	167,017
Long-term debt	92,748	94,349	60,748	63,640
Accrued interest payable	1,833	1,833	2,250	2,250

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 26.  NORTHERN CALIFORNIA BANCORP, INC. (PARENT CORPORATION ONLY)

The following are the financial statements of Northern California Bancorp, Inc. (Parent Corporation only):

Balance Sheets
December 31,	2008	2007
	(Dollars in thousands)
Assets
Cash and due from banks	$244	$485
Investment in common stock of Monterey County Bank	24,150	20,781
Investment securities - trading account	361	1,224
Investment in Metrocities Mortgage, LLC Stock	10	10
Investment in AT Services LLC Acquisition Corp.	20	20
Northern California Bancorp, Inc. Trust I	93	93
Northern California Bancorp, Inc. Trust II	155	155
Debt issue costs, net	139	144
Deferred tax asset	572	—
Accounts receivable	23	4

	$25,767	$22,916

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$148	$124
Dividend payable	19	41
Deferred tax liability	—	69
Note payble	3,000	—
Junior subordinated debt securities	8,248	8,248
Total liabilities	11,415	8,482
Shareholders’ equity	14,352	14,434

	$25,767	$22,916

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 26.  NORTHERN CALIFORNIA BANCORP, INC. (PARENT CORPORATION ONLY) (Continued)

Statements of Income
Years Ended December 31,	2008	2007	2006
	(Dollars in thousands)
Income:
Gain on sale of securities	$23	$108	$233
Gain (loss) on trading asset	(967)	(794)	50
Other	17	64	58

	(927)	(622)	341
Expense:
Interest	597	713	685
Other	86	72	54

	683	785	739

Loss before income tax benefits and equity in undistributed net income of subsidiary	(1,610)	(1,407)	(398)
Income tax benefit	(940)	(399)	(175)

	(670)	(1,008)	(223)
Equity in undistributed net income of subsidiary	2,132	2,937	4,060

	$1,462	$1,929	$3,837

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 26.  NORTHERN CALIFORNIA BANCORP, INC. (PARENT CORPORATION ONLY) (Continued)

Statements of Cash Flows
Years Ended December 31,	2008	2007	2006
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$1,462	$1,929	$3,837
Adjustments to reconcile net income to net cash used by operating activities: Amortization	5	6	6
Equity in undistributed income of Monterey County Bank	(2,132)	(2,937)	(4,060)
Stock based compensation	—	—	18
(Increase) decrease in trading securities	863	538	(735)
(Increase) decrease in other assets	(591)	—	2
Increase in accrued expenses	24	—	18
Increase (decrease) in other liabilities	(93)	25	65

Net cash used by operating activities	(462)	(439)	(849)

Cash flows from investing activities:
Cash dividends received from subsidiary	—	800	625
Paid in capital to subsidiary	(2,000)	—	—
Decrease in investments	—	—	120

Net cash provided (used) by investing activities	(2,000)	800	745

Cash flows from financing activities:
Cash dividends paid on common stock	(450)	(461)	(603)
Proceeds from borrowings	3,000	—	—
Exercise of stock options	12	442	270
Stock repurchase	(341)	—	—

Net cash provided (used) by financing activities	2,221	(19)	(333)

Net increase (decrease) in cash and cash equivalents	$(241)	$342	$(437)

Cash and cash equivalents, beginning of year	485	143	580

Cash and cash equivalents, end of year	$244	$485	$143

