Form 10-K/A
period 2008-12-31
NORTHERN CALIFORNIA BANCORP INC
filed 2009-05-11
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-K/A

Amendment No. 1

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
(Fee required) for fiscal year ended December 31, 2008

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

Aggregate market value of Common Stock held by non-as of the last business day of the registrant’s most recently completed second fiscal quarter – June 30, 2008 was $4,488,000.

Shares of stock outstanding as of March 1, 2009: 1,803,908 (Amended).

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Northern California Bancorp amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (filed on April 9, 2009), as set forth in this Form 10-K/A (Amendment No. 1), to include the information required in Items 10, 11, 12, 13 and 14 of Part III. This amendment also includes an updated exhibit table under Item 15 of Part IV to reflect the certifications attached hereto as Exhibits 31.1, 31.2, 32.1 and 32.2. In addition this amendment corrects the number of shares of stock outstanding shown on this cover page. Items in the Annual Report on Form 10-K not referenced below are not amended, and this Amendment No. 1 does not reflect events occurring after the original filing of the Annual Report on Form 10-K, and does not modify or update those disclosures as presented in the Form 10-K except to the extent set forth herein.

PART III

ITEM 10.                           DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The name, age, title and five-year business background of each director, executive officer and significant employee of the Corporation (including the Bank) as of December 31, 2008, are as follows:

Name & Position with Bank	Age	Principal Occupation During Past Five Years

Mark A. Briant Director since 2006	61	Owner, Fashion Streaks Screenprinting, Embroidery, Signs and Banners, Sand City, CA; Owner, Sandy Creek Olive Ranch,Carmel Valley, CA

Charles T. Chrietzberg, Jr. Director since 1985, Chairman of the Board & Chief Executive Officer	67	Chairman of the Board & Chief Executive Officer, Monterey County Bank since 3/87

Sandra G. Chrietzberg Director, 1988 to 1994 and since 1995	65	Retired; formerly President and CEO of Queen of Chardonnay, Inc., dba La Reina Winery 1984-1993

Stephanie G. Chrietzberg Director since 2007	41	Vice President, Business Development Officer of Monterey County Bank since 5/06, Accounting Manager/Assistant Controller, Portola Plaza Hotel 1994 - 4/06

Peter J. Coniglio, Esq. Director since 1976	79	Partner - Hudson, Martin, Ferrante & Street, Monterey, CA (attorneys)

Carla S. Hudson, CPA Director since 1994	55	Partner — Bianchi, Kasavan, Lorinez and Pope, LLP (accountants)

John M. Lotz Director since 1991	67	Chairman, Chief Executive Officer & President Del Monte Aviation, Inc. dba Monterey Bay Aviation

Name & Position with Bank	Age	Principal Occupation During Past Five Years
Timothy M. Leveque Executive Vice President and Chief Lending Officer	65	Executive Vice President and Chief Lending Officer of Monterey County Bank since 2003

Bruce N. Warner Executive Vice President, Chief Financial Officer and Chief Operating Officer	61	Executive Vice President, Chief Financial Officer and Chief Operating Officer of Monterey County Bank since 2002

Andre G. Herrera Senior Vice President, Chief Information Officer and Manager BankCard Service	43	Senior Vice President, Chief Information Officer and Manager, BankCard Service of Monterey County Bank since 2004; Vice President and Chief Information Officer of Monterey County Bank 2001 — 2004

Patricia D. Weber Senior Vice President and Senior Operations Manager	48	Senior Vice President and Senior Operations Manager of Monterey County Bank since 2004; Vice President, Operations Manager 1997 — 2004

Directors of the Corporation serve one-year terms and serve in similar capacities with the Bank.  The Chairman of the Board, Chief Executive Officer and Executive Vice President, Chief Financial Officer of the Corporation serve in similar capacities with the Bank, although the limited operations of the Corporation do not require significant amounts of their time.  There are no family relationships among the persons listed above, except that Mr. Charles T. and Mrs. Sandra G. Chrietzberg are spouses and Ms. Stephanie G. Chrietzberg is their daughter.

None of the directors serve as a director of any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such act or any company registered as an investment company under the Investment Company Act of 1940.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of the relevant forms furnished to the Corporation, the Corporation believes that all officers, directors and principal shareholders timely and accurately filed appropriate forms as required by Section 16(a) of the Exchange Act, and related regulations, during 2008 or with respect thereto.

CODE OF ETHICS

The Corporation has adopted a code of ethics applicable to all of its officers, directors and employees, including its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions.

The Corporation undertakes to provide a copy of the code of ethics to any person, without charge, upon request.  Persons interested in receiving a copy should contact Dorina A. Chan, Corporate Secretary,  601 Munras Ave Monterey, CA. 93940 (831) 649-4600.

SHAREHOLDER COMMUNICATIONS

There have been no changes to the procedures by which stockholders may recommend nominees to the Corporation’s board of directors since May 5, 2008.

AUDIT COMMITTEE FINANCIAL EXPERT

The Corporation has an Audit Committee, comprised of Directors Briant, Coniglio, Hudson and Lotz.  The Board of Directors has determined that no one on the Audit Committee qualifies as an “audit committee financial expert,” as this term is defined in Section 407 of the Sarbanes-Oxley Act of 2002.  Although one of the members of the Audit Committee has the requite knowledge of accounting, internal controls and accounting principals, that individual does not have the level of experience in preparing, auditing, analyzing or evaluating financial statements that present the level of complexity similar to the Corporation’s financial statements, which is required to be qualified as an “audit committee financial expert”.  However, the Board of Directors believes that each member of the Audit Committee is financially literate and fully qualified to monitor the performance of management, the public disclosures of the Corporation’s financial condition and performance, the Corporation’s internal accounting operations and its independent registered public accounting firm.

ITEM 11.                           EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth certain information regarding the compensation paid to the Chief Executive Officer, the Corporation’s two most highly compensated executive officers other than the Chief Executive Officer with compensation during 2008 equal to or in excess of $100,000, and up to two additional individuals whose total compensation during 2008 exceeded $100,000 and who would have been included as one of the most highly compensated executive officers but for the fact that such individual did not serve as an executive officer of the Corporation as of December 31, 2008 (collectively referred to as the “Named Executive Officers”):

Summary Compensation Table

Name & Principal Position	Year	Salary ($)		Bonus ($)	All Other Compensation ($)		Total ($)

Charles T. Chrietzberg, Jr.,	2008	330,000	(1)	—	149,000	(2)	479,000
Chairman, President and	2007	331,000	(1)	300,000	27,000	(2)	638,000
Chief Executive Officer

Timothy M. Leveque,	2008	186,000		—	30,000	(3)	216,000
Executive Vice President,	2007	182,000		65,000	25,000	(3)	272,000
Chief Lending Officer

Bruce N. Warner,	2008	166,000		—	23,000	(4)	189,000
Executive Vice President,	2007	164,000		65,000	17,000	(4)	246,000
Chief Financial Officer and
Chief Operating Officer

(1)          2008 includes $19,000 as director compensation as the Chairman of the Board, including a retainer of $11,000,and $8,000 in fees for attendance at Board meetings.

2007 includes $20,000 as director compensation as the Chairman of the Board, including a retainer of $11,000, and $9,000 in fees for attendance at Board meetings.

(2)          2008 includes $110,000 accrued for post-retirement benefits, $18,000 in matching 401K plan contributions, health insurance premiums of $10,000, personal use of a Bank owned automobile of $8,000 and life/disability insurance premiums of $3,000.

2007 includes $13,000 in matching 401K plan contributions, health insurance premiums of $7,000, personal use of a Bank owned automobile of $4,000 and life/disability insurance premiums of $3,000.

(3)          2008 includes $12,000 in matching 401K plan contributions, health insurance premiums of $9,000, automobile allowance of $6,000 and life/disability insurance premiums of $3,000.

2007 includes $12,000 in matching 401K plan contributions, health insurance premiums of $4,000, automobile allowance of $6,000 and life/disability insurance premiums of $3,000.

(4)          2008 includes $13,000 in matching 401K plan contributions, health insurance premiums of $7,000 and $3,000 in life/disability insurance premiums.

2007 includes $13,000 in matching 401K plan contributions, health insurance premiums of $1,000 and $3,000 in life/disability insurance premiums.

The Bank furnishes to its employees, on a non-discriminatory basis, insurance other benefits.  The value of these benefits for the Named Executive Officers is included in the foregoing table if the aggregate value of the benefits exceeded $10,000.

The Bank entered into a three year employment contract with Mr. Chrietzberg effective January 1, 2008.  It provides for a base salary of $300,000 per year, a Bank furnished automobile or automobile allowance, and a bonus based on profits.  The bonus, not to exceed $300,000 annually, will equal $10,000 for each 0.1 percent that the Bank’s profits exceed a 1 percent return on average assets, plus $10,000 for each 1 percent that the Bank’s return on equity exceeds 10 percent.  Under the terms of the contract, if Mr. Chrietzberg is terminated other than for cause (as defined in the contract), he is entitled to severance compensation of his monthly salary plus a pro rated incentive bonus for the greater of 24 months or the remaining term of his contract (which ends in December,

2010); however, if the termination follows within 12 months after a change in control transaction (as defined in the contract), he is entitled to such severance compensation for the greater of 24 months or the remainder of the term of the contract.

In August, 2001, the Bank amended the Salary Continuation Agreement for the benefit of Mr. Chrietzberg, originally approved in December 1993 and amended in August 1999.   The amended Salary Continuation Agreement provides for payments of $90,000 per year, upon retirement, for Mr. Chrietzberg’s lifetime.  Should Mr. Chrietzberg die, his beneficiary(ies) shall be entitled to an amount equal to $1,000,000 plus the present value of the remaining retirement benefits due to Mr. Chrietzberg or the net at risk insurance portion of the proceeds, whichever is less, and the Bank shall be entitled to the remainder of such proceeds.

The Bank’s obligations under the Salary Continuation Agreement are not secured by any segregated amounts, but are informally funded by the purchase of single-premium life insurance policies.  The Corporation adopted EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements, effective as of January 1, 2008 as a change in accounting principle through a $362,000 cumulative-effect adjustment to retained earnings. The expense incurred for the year ended December 31, 2008 to recognize the liability for future benefits was $110,000.  The Corporation did not incur any salary continuation expense in 2007. Net earnings on the life insurance policies totaled $124,000 for each of the years ended December 31, 2008 and 2007.  The salary continuation expense accrued net of earnings on life insurance policies in 2006 and 2005 was $28,900 and $28,900, respectively.  Based upon the current projected earnings of the insurance used to informally fund the Bank’s obligations under the Agreement, and the anticipated salary continuation expense to be booked, net of tax benefits, the Bank anticipates (based upon current tax laws and assumptions regarding the yield on alternative investment(s)) that the cost of the benefits to be provided under the agreement will not have a material adverse impact on the Bank’s net income after taxes in the future, although no assurance can be given in this regard.

EQUITY COMPENSATION

The Corporation did not grant any stock options under the Corporation’s 1998 Amended Stock Option Plan or the Northern California Bancorp 2007 Stock Option Plan during the years ended December 31, 2008 and 2007.

The following table sets forth the number of shares of Common Stock represented by outstanding stock options and stock awards held by each of the Named Executive Officers as of December 31, 2008 under the Corporation’s 1998 Amended Stock Option Plan.  No further stock options may be granted under the 1998 Amended Stock Option Plan, which was originally adopted on April 16, 1998 and expired ten years thereafter, except that all stock options then outstanding under the 1998 Amended Stock Option remain in effect for the balance of their terms.

There are no stock options outstanding under the Northern California Bancorp 2007 Stock Option Plan and there are no stock awards outstanding under either plan.

Outstanding Equity Awards

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Charles T. Chrietzberg, Jr.	25,000	(1)	—	—	4.40	2/2/09
Timothy Leveque	—		—	—	—	—
Bruce N. Warner	—		—	—	—	—

(1)          The vesting date for all of Mr. Chrietzberg’s options was February 2, 2004.

DIRECTORS’ COMPENSATION

The following table sets forth certain information regarding the compensation paid to each director during 2008, except Mr. Chrietzberg, whose compensation is detailed in the foregoing tables:

Directors’ Compensation

Name	Fees Earned or Paid in Cash ($)		Total ($)
Mark A. Briant	20,000	(1)	20,000
Sandra G. Chrietzberg	19,000	(2)	19,000
Stephanie G. Chrietzberg	19,000	(2)	19,000
Peter J. Coniglio	19,000	(3)	19,000
Carla S. Hudson	21,000	(4)	21,000
John M. Lotz	20,000	(5)	20,000

(1)          Includes a retainer of $11,000, $8,000 in fees for monthly Board of Director meetings and $1,000 in meeting fees for attendance as a member of the Audit Committee.

(2)          Includes a retainer of $11,000 and $8,000 in fees for monthly Board of Director meetings.

(3)          Includes a retainer of $11,000, $7,000 in fees for monthly Board of Director meetings and $1,000 in meeting fees for attendance as a member of the Audit Committee.

(4)          Includes a retainer of $11,000, $8,000 in fees for monthly Board of Director meetings and $2,000 in meeting fees for attendance as chair member of the Audit Committee.

(5)          Includes a retainer of $11,000, $8,000 in fees for monthly Board of Director meetings and $1,000 in meeting fees for attendance as a member of the Audit Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP

To the knowledge of the management of the Corporation, the following shareholders own more than five percent (5%) of the outstanding common stock of the Corporation, its only class of voting securities, as of March 1, 2009:

Name and Address	Number of Shares of Common Stock Beneficially Owned		Percent of Class
Charles T. Chrietzberg, Jr.	739,074	(1)	40.97%
Sandra G. Chrietzberg
601 Munras Ave.
Monterey, CA 93940

David S. Lewis Trust	153,863		8.53%
30500 Aurora del Mar
Carmel, CA 93923

Bruce N. Warner	114,530		6.35%
601 Munras Ave.
Monterey, CA 93940

(1)   Includes 18,414 shares held beneficially for Mr. Chrietzberg and Mrs. Chrietzberg in Individual Retirement Accounts where voting power is shared with the custodian of the account.  400,000 shares of the Common stock owned by Mr. Chrietzberg are pledged to secure a loan from an unaffiliated bank.

The following table sets forth similar information regarding the beneficial ownership, both by numerical holding and percentage interest, for each of the Corporation’s directors and Named Executive Officers and all of its directors and Named Executive Officers as a group, as of March 1, 2009.

Name	Number of Shares of Common Stock Beneficially Owned(1)		Shares Subject to Purchase Options(2)	Percent of Class Beneficially Owned (1)(2)
Mark A. Briant	2,534	(3)	—	0.14%
Charles T. Chrietzberg, Jr.	739,074	(4)(5)(6)	—	40.97%
Sandra G. Chrietzberg	739,074	(5)(6)	—	40.97%
Stephanie G. Chrietzberg	26,640		—	1.48%
Peter J. Coniglio	63,194	(7)(8)	13,161	4.20%
Carla S. Hudson	37,399	(9)	2,500	2.21%
John M. Lotz	895		10,500	0.63%
Timothy M. Leveque	62,011		—	3.44%
Bruce N. Warner	114,530		—	6.35%
All Directors and Named Executive Officers as a group (9 in number)	1,046,277	(10)	26,161	58.60%

(1)  Except as otherwise noted, may include shares held by or with such person’s spouse (except where legally separated) and minor children; shares held by any other relative of such person who has the same home; shares held by a family trust as to which such person is a trustee with sole voting and investment power (or shares power with a spouse); or shares held in an Individual Retirement Account or pension plan as to which such person has pass-through voting rights and investment power.  Does not include “vested” stock options.

(2)          Shares subject to stock options that were exercisable within 60 days after March 1, 2009 (“vested”) are treated as issued and outstanding for the purpose of computing the percent of class owned by such person but not for the purpose of computing the percent of class owned by any other person.

(3)      Shares are held in a profit sharing plan, as to which Mr. Briant has voting and investment power.

(4)          400,000 shares of the Common Stock owned by Mr. Chrietzberg are pledged to secure a loan from an unaffiliated bank. Should he default under that loan, the shares could be acquired by the lender, or sold pursuant to applicable terms of the Uniform Commercial Code, in a transaction that could result in a change of control of the Corporation.  Such transaction may require approval under provisions of Federal and California change in bank control laws.

(5)          The shares include an aggregate of 18,414 shares held beneficially by Mr. Chrietzberg and Mrs. Chrietzberg in Individual Retirement Accounts, where voting power is also shared with the custodian of the account.

(6)          Includes shares of spouse pursuant to California’s community property laws.

(7)          Sole voting power.

(8)          28,211 shares are held by Mr. Coniglio, 26,530 are held in a family trust controlled by Mr. Coniglio, as to which he has sole voting and investment power, while 8,453 shares are held by Hudson, Martin, Ferrante & Street, a partnership of which Mr. Coniglio is the managing partner, with voting and investment power.

(9)          The shares are held jointly with family members, other than 1,610 shares held in a corporate pension, as to which Ms. Hudson has voting and investment power.

(10) Shares beneficially held by Mr. and Mrs. Chrietzberg are counted once in calculating the beneficial ownership of all Directors and Executive Officers of the Corporation as a group.

CHANGES IN CONTROL

Management is not aware of any change in control of the Corporation since January 1, 2008, or any arrangements which may, at a subsequent date, result in a change in control of the Corporation, except as discussed herein.  400,000 shares of the Common Stock owned by Mr. Chrietzberg are pledged to secure a loan from an unaffiliated bank.  Should he default under that loan, the shares could be acquired by the lender, or sold pursuant to applicable terms of the Uniform Commercial Code, in a transaction that could result in a change of control of the Corporation.  Such transaction may require approval under provisions of Federal and California change in bank control laws.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows information regarding each of the Corporation’s equity compensation plans as of December 31, 2008:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	62,161	$3.78	300,000
Equity compensation plans not approved by security holders	0	0	0
Total	62,161	$3.78	300,000

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED TRANSACTONS

The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their associates.  Management of the Bank believes that these transactions have been (and those in the future are intended to be) on substantially the same terms, including interest rates, collateral and repayment terms on extensions of credit, as those prevailing at the same time for comparable transactions with persons unrelated to the Corporation or the Bank and did not involve more than the normal risk of collectibility or present other unfavorable features.  Management does not believe that any such loans are outside the ordinary course of business.

DIRECTOR INDEPENDENCE

The following directors of the Corporation are deemed “independent,” as defined by the applicable listing standards of NASDAQ.

Mark A. Briant	Peter J. Coniglio
Carla S. Hudson	John M. Lotz

No directors, who are not independent, are members of the Audit, Nominating or Compensation Committees of the Board.

ITEM 14.                           PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

Aggregate fees billed by Hutchinson and Bloodgood, LLP for professional services rendered in connection with the audit of the Corporation’s consolidated financial statements for the years ended December 31, 2008 and 2007 and for the required review of the Corporation’s consolidated financial statements included in its Form 10-Q’s for those same years totaled $71,700 and $75,325, respectively.

AUDIT-RELATED FEES

No audit-related fees were billed by Hutchinson and Bloodgood, LLP for the years ended December 31, 2008 and 2007.

TAX FEES

$2,800 and $2,900 was paid to Hutchinson & Bloodgood, LLP for all tax services rendered for the years ended December 31, 2008 and 2007, respectively.

ALL OTHER FEES

No other fees were paid to Hutchinson and Bloodgood, LLP for the years ended December 31, 2008 and 2007.

AUDIT COMMITTEE’S PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the Corporation’s independent auditor.  These services may include audit, audit-related, tax and other services.  Pre-approval is generally provided for up to one year and is detailed as to a particular service or category of service.  The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with the pre-approval and the fees for services performed to date.  All services performed by Hutchinson & Bloodgood, LLP for which fees were billed to the Corporation during the years ended December 31, 2008 and 2007 as disclosed herein were approved by the Audit Committee pursuant to the procedures outlined herein.  All of the services of Hutchinson & Bloodgood, LLP in auditing the Corporation’s Financial Statements for the year ended December 31, 2008 were performed by Hutchinson & Bloodgood, LLP or its full-time, permanent employees.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as a part of this Annual Report on Form 10-K/A (Amendment No. 1):

		Description	Page or Footnote Reference

2		Plan of Merger and Merger Agreement, Monterey County Bank with Monterey County Merger Corporation under the Charter of Monterey County Bank under the Title of Monterey County Bank, joined in by Northern California Bancorp, Inc. dated November 1, 1995.	(1)
3 (i)		Articles of Incorporation, as amended through January 2009	(9)
3 (ii)		Bylaws	(1)
10 (i) D	(1)	Lease agreement Carmel Branch Office	(1)
	(2)	Lease agreement Carmel By The Sea Office	(5)
	(3)	Lease agreement 301 Webster Street, Monterey, CA 93924	(6)
10 (ii) A	(1)	Employment Contract of Charles T. Chrietzberg, Jr., dated January 1, 2008	(8)
	(2)	Deferred Compensation Agreement, dated December 31, 1993	(1)
	(3)	Northern California Bancorp, Inc. 1998 Stock Option Plan and Stock Option Agreements	(2)
	(4)	Amendment to the Salary Continuation Agreement Dated December 31, 1993	(3)
	(5)	Life Insurance Endorsement Method Split Dollar Plan Agreement	(3)
	(6)	Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement dated January 5, 2000	(4)
	(7)	Amendment to the Life Insurance Endorsement Method Split Dollar Plan	(4)
	(8)	Amendment to the Salary Continuation Agreement Dated December 31, 1993	(4)
	(9)	Monterey County Bank Supplemental Life Insurance Agreement Dated October 26, 2006	(7)

		Description	Page or Footnote Reference
	(10)	First Amendment to the Monterey County Bank Supplemental Life Insurance Agreement dated October 31, 2006	(7)
21		Subsidiaries	(9)
23.1		Consent of Hutchinson and Bloodgood, LLP	(9)
31.1		Certification of the Chief Executive Officer of Northern California Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	14
31.2		Certification of the Chief Financial Officer of Northern California Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	15
32.1		Certification of the Chief Executive Officer of Northern California Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	16
32.2		Certification of the Chief Financial Officer of Northern California Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	17

(1)  Filed as an exhibit to Form 10-KSB for the period ended December 31, 1995.

(2)  Filed as an exhibit to Form 10-KSB for the period ended December 31, 1998.

(3)  Filed as an exhibit to Form 10-KSB for the period ended December 31, 1999.

(4)  Filed as an exhibit to Form 10-KSB for the period ended December 31, 2001.

(5)  Filed as an exhibit to Form 10-KSB for the period ended December 31, 2002.

(6)  Filed as an exhibit to Form 10-KSB for the period ended December 31, 2004.

(7)  Filed as an exhibit to Form 10-KSB for the period ended December 31, 2006.

(8)  Filed as an exhibit to Form 10-QSB for the period ended March 31, 2008.

(9)  Filed as an exhibit to Form 10-K for the period ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN CALIFORNIA BANCORP

By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg
Chief Executive Officer and President
Date: May 8, 2009

By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer
Date: May 8, 2009

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Names	Position	Date

/s/ Mark A. Briant		May 8, 2009
Mark A. Briant	Director

/s/ Charles T. Chrietzberg, Jr.		May 8, 2009
Charles T. Chrietzberg, Jr.

Director

/s/ Sandra G. Chrietzberg		May 8, 2009
Sandra G. Chrietzberg	Director

/s/ Peter J. Coniglio		May 8, 2009
Peter J. Coniglio	Director

/s/ Carla S. Hudson		May 8, 2009
Carla S. Hudson	Director

/s/ John M. Lotz		May 8, 2009
John M. Lotz	Director

/s/ Stephanie G. Chrietzberg		May 8, 2009
Stephanie G. Chrietzberg	Director