Form 10-Q
period 2009-03-31
NORTHERN CALIFORNIA BANCORP INC
filed 2009-05-15
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller report5ing company (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐   No  ☒

As of May 8, 2009, the Corporation had 1,803,908 shares of common stock outstanding.

PART I-                 FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
(in thousands except share data)	2009	2008
	(Unaudited)	(Audited)
ASSETS:
Cash and Due From Banks	$12,316	$16,348
Trading Assets	318	361
Time Deposits with other Financial Institutions	5,500	3,500
Investment Securities, available for sale (AFS) (Note 5)	95,731	93,353
Other Investments (Note 6)	4,067	3,852
Loans Held for Sale, at lower of cost or market	2,617	1,650
Loans, net of allowance for loan losses of $2,633 in 2009; $2,413 in 2008 (Note 7)	165,600	165,530
Bank Premises and Equipment, Net	4,909	4,988
Cash Surrender Value of Life Insurance	4,002	3,969
Other Real Estate Owned	10,722	7,364
Interest Receivable and Other Assets	6,690	5,286
Total Assets	$312,472	$306,201

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Non interest bearing demand	$30,847	$25,812
Interest-bearing demand	16,601	14,240
Savings	5,389	6,159
Time less than $100,000	100,939	88,188
Time in denominations of $100,000 or more	55,441	55,331
Total Deposits	209,217	189,730

Short term borrowed funds	18,000	18,000
Federal Home Loan Bank Borrowed Funds	54,500	66,500
Junior Subordinated Debt Securities	8,248	8,248
Payable for Investment Securities Purchased	1,500	3,050
Interest Payable and Other Liabilities	6,830	6,321
Total Liabilities	298,295	291,849

Shareholders’ Equity:
Common Stock - No Par Value
Authorized 10,000,000 in 2009 and 2,500,000 in 2008
Outstanding:1,803,908 in 2009 and 2008	5,173	5,173
Retained Earnings	9,996	9,481
Accumulated Other Comprehensive Loss (Note 8)	(992)	(302)
Total Shareholders’ Equity	14,177	14,352
Total Liabilities & Shareholders’ Equity	$312,472	$306,201

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three-Month Period Ending
	March 31
(in thousands except per share data)	2009	2008
INTEREST INCOME:
Loans	$2,992	$3,748
Time deposits with other financial institutions	5	12
Investment securities	1,439	757
Federal funds sold	—	104
Total Interest Income	4,436	4,621

INTEREST EXPENSE:
Interest-bearing transaction accounts	6	12
Savings and time deposit accounts	945	842
Time deposits in denominations of $100,000 or more	545	771
Notes payable and other	877	864
Total Interest Expense	2,373	2,489

Net Interest Income	2,063	2,132
Provision for loan losses	250	—
Net interest income, after provision for loan losses	1,813	2,132

OTHER INCOME:
Service charges on deposit accounts	191	163
Income from sales and servicing of Small Business Administration Loans	38	165
Other income	1,097	1,461
Total other income	1,326	1,789

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	798	1,105
Occupancy and Equipment Expense	261	238
Professional Fees	63	44
Data Processing	89	101
Other general and administrative	1,371	738
Total non-interest expenses	2,582	2,226

Income before tax provision	557	1,695
Income tax provision	42	776
Net income	$515	$919

Earnings per common share
Basic	$0.286	$0.498
Diluted	$0.286	$0.496

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other Compre-
	Number of	Common	Retained	hensive Income
(in thousands except share data)	Shares	Stock	Earnings	(Loss)	Total

Balance at December 31, 2007	1,845,918	$5,502	$8,831	$101	$14,434

Cumulative effect - application of new accounting standard EITF 06-4 and EITF 06-10	—	—	(362)	—	(362)

Comprehensive income:
Net income for the year	—	—	1,462	—	1,462
Change in net unrealized gain on AFS securities and other assets, net of tax reclassification adjustment and tax effect	—	—	—	(403)	(403)
Total comprehensive income					1,059
Stock repurchase	(46,010)	(341)	—	—	(341)
$0.25 per share dividend	—	—	(450)	—	(450)
Exercise of stock options, Including tax benefit	4,000	12	—	—	12

Balance at December 31, 2008	1,803,908	5,173	9,481	(302)	$14,352

Comprehensive income:
Net income for the year	—	—	515	—	515
Change in net unrealized loss on AFS securities and other assets, net of tax reclassification adjustment and tax effect	—	—	—	(690)	(690)

Total comprehensive income					(175)

Balance at March 31, 2009 (unaudited)	1,803,908	$5,173	$9,996	$(992)	$14,177

NO0RTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$515	$919
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense	86	76
Realized gain on sales of available-for-sale securities, net	(158)	(229)
Amortization of deferred loan fees, net	291	85
Net amortization (accretion) of investment securities,	(53)	(31)
Provision for loan losses	250	—
Increase in cash surrender value of life insurance	(33)	(30)
Deferred income tax benefit	(87)	(136)
(Increase) decrease in assets:
Trading assets	43	238
Loans held for sale	(967)	1,770
Interest receivable	430	73
Other assets	(1,722)	4,304
Increase (decrease) in liabilities:
Interest payable	(103)	(161)
Other liabilities	612	(263)
Net cash provided (used) by operating activities	(896)	6,615

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in time deposits with other financial institutions	(2,000)	—
Activity in available-for sale securities
Sales	26,744	28,909
Maturities, prepayments, and calls	(467)	3,000
Purchases	(30,926)	(62,426)
Net increase in loans	(3,737)	(8,799)
Loan sales	—	8,122
Investment in other real estate owned	(232)	—
Proceeds from sale of equipment	1	—
Additions to bank premises and equipment	(7)	(143)
Net cash used by investing activities	(10,623)	(31,337)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	19,487	16,580
Proceeds from borrowings	—	4,000
Repayments on borrowings, net	(12,000)	—
Proceeds from exercise of stock options	—	12
Net cash provided by financing activities	7,487	20,592

Net decrease in cash and cash equivalents	(4,032)	(4,130)

CASH AND CASH EQUIVALENTS, BEGINNING	16,348	20,153

CASH AND CASH EQUIVALENTS, ENDING	$12,316	$16,023

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

Basis of Presentation

The interim condensed financial statements of Northern California Bancorp, Inc. and subsidiary (“Corporation”) are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Corporation for the interim periods.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009.  The year-end balance sheet data at December 31, 2008 was derived from the audited financial statements.  All material intercompany balances and transactions have been eliminated in consolidation.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Corporation’s Form 10-K for the fiscal year ended December 31, 2008.

(NOTE 2) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The Corporation adopted SFAS 157 on January 1, 2008. The FASB approved a one-year deferral for the implementation of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Corporation adopted the provisions of SFAS 157 for non-financial assets and liabilities as of January 1, 2009 without a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations”. SFAS 141(R) significantly changed the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Corporation does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Corporation does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Corporation does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Corporation does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-1 and FAS 124-1, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-1 and FAS 124-1 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-1 and FAS 124-1 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Corporation does not expect the adoption of FSP FAS 115-1 and FAS 124-2 to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Corporation does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

(NOTE 3) STOCK BASED COMPENSATION

             Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Based on the stock-based compensation awards outstanding for the three months ended March 31, 2009 and 2008, there was no stock-based compensation to expense.

Under the Corporation’s 1998 Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive stock options are granted at fair value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  Non-qualified stock options may be granted at prices not lower than 85% of the fair market value of the common stock on the date of grant.  The Board of Directors is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.  Under the Plan, 64,661 shares of common stock had been reserved for the granting of these options.  At March 31, 2009, 26,161 options were outstanding.  During 2009, no options were granted or exercised by officers, employees, and board members; while 36,000 options expired.  As of March 31, 2009, all options have been vested and all related compensation expense has been formerly expensed.

No further options may be granted under the 1998 Stock Option Plan.  The plan provided that options could be granted for a period of ten years from the date the plan was adopted by the Board.  The Board adopted the plan on April 16, 1998.  The plan remains in effect until all options granted under the Plan have been satisfied or expired.

Under the Corporation’s 2007 Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive stock options are granted at fair value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  The Board of Directors is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.  Under the Plan, 300,000 shares of common stock have been reserved for the granting of these options.  At March 31, 2009, no options have been granted under the 2007 stock option plan.  Thus, no pre-tax stock-based compensation expense was required for the three months ended March 31, 2009 and 2008.

(NOTE 4) EARNINGS PER SHARE

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding, if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Bank relate to outstanding stock options and warrants and are determined using the treasury stock method.

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

	Earnings per share Calculation For the three months ended March 31
	2009			2008
		Weighted			Weighted
(in thousands except per	Net	Average	Per Share	Net	Average	Per Share
share data)	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$515	1,803,908	$0.286	$919	1,846,885	$0.498

Effect of dilutive shares assumed exercise of outstanding options	—	—	—	—	5,119	(0.002)

Diluted earnings per share	$515	1,803,908	$0.286	$919	1,852,004	$0.496

The following table presents the investment securities, AFS at March 31, 2009 and December 31, 2008:

	March 31	December 31
(dollars in thousands)	2009	2008
(NOTE 5) INVESTMENT SECURITIES:
Available for sale:
Corporate Debt Securities	$16,027	$5,866
State/Local Agency	41,931	40,551
Mortgage Backed Securities	11,032	3,892
U.S. government Agencies	26,741	43,044
	$95,731	$93,353

The following table presents the other investment securities at March 31, 2009 and December 31, 2008:

	MARCH 31	DECEMBER 31
(dollars in thousands)	2009	2008
(NOTE 6) OTHER INVESTMENTS
AT Services LLC	$—	$20
Federal Home Loan Bank stock, restricted	3,332	3,097
Independent Bankers Financial Corporation	51	51
Visa, Inc Class “B” Stock	426	426
Metrocities Mortgage, LLC	10	10
Northern California Bancorp, Inc. Trust I	93	93
Northern California Bancorp, Inc. Trust II	155	155
	$4,067	$3,852

The following table presents information on loans and the allowance for possible loan losses at March 31, 2009 and December 31, 2008:

(NOTE 7) LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES:

Commercial and Industrial	$31,380	$28,237
Construction	15,213	16,040
Real Estate - Mortgage	120,102	122,951
Installment	1,791	966
Government Guaranteed Loans Purchased	22	24
	168,508	168,218
Allowance for loan losses	(2,633)	(2,413)
Deferred origination fees, net	(275)	(275)
Net Loans	$165,600	$165,530

Balance at Beginning of Period	$2,413	$2,028
Recoveries	1	3
Provision for Possible Loan Losses	250	1,132
Loans Charged Off	(31)	(750)
Balance at End of Period	$2,633	$2,413

(NOTE 8) COMPREHENSIVE INCOME (LOSS):

The components of other comprehensive loss and related tax effects for the three month period ended March 31, 2009 and the year ended December 31, 2008 are as follows:

	March 31	December 31
	2009	2008
	(Unaudited)	(Audited)
Unrealized holding losses on available for sale securities and other assets, net	$(1,097)	$(284)
Reclassification for gains realized in income	(158)	(449)
Net unrealized losses	(1,255)	(733)
Tax effect	565	330

Other comprehensive loss net of tax	$(690)	$(403)

The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

	March 31	December 31
	2009	2008
	(Unaudited)	(Audited)
Unrealized holding losses on available for sale securities	$(1,851)	$(577)
Unrealized holding gains on available for sale asset strip receivable	47	27
Tax effect	812	248

Net-of-tax amount	$(992)	$(302)

(NOTE 9) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	March 31
	2009	2008
Payments during the period ending:
Interest	$2,100	$2,600
Income Taxes	$312	$846

Noncash Investing and Financing Activities:
Transfer of loans to other real estate owned	$3,126	$—

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

	At March 31, 2009
(dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Investment securities — AFS and other	$94,231	$—	$94,231	$—

The Corporation may also be required, from time to time, to measure certain other non-financial assets at fair value on a non-recurring basis in accordance with GAAP. During the three months ended March 31, 2009, we measured collateral dependent impaired loans and Other Real Estate Owned OREO at fair value. The assets are measured at fair value on a non-recurring basis and the following table provides the assets’ SFAS No. 157 designated levels, as well as the fair value losses recognized during the three months ended March 31, 2009.

(dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Losses for the three months ended March 31, 2009
Impaired loans	$5,071	$—	$—	$5,071	$31
OREO	10,722	—	—	10,722	267
	$15,793	$—	$—	$15,793	$298

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

At March 31, 2009 and December 31, 2008, such commitments to extend credit were $16,418,000 and $13,941,000, respectively, of undisbursed lines of credit, undisbursed loans in process, and commitment letters.

The Bank has two letters of credit issued by Federal Home Loan Bank of San Francisco. One letter of credit in the amount of $330,000, expiring April 17, 2011, is used to secure local agency deposits.  The beneficiary of the letter of credit is the Administrator of Local Agency Security, Department of Financial Institutions.  The other letter of credit in the amount of $650,000, expiring February 17, 2019, has MasterCard International Inc. as the beneficiary.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Corporation’s financial statements and accompanying notes.  Management believes that the judgments, estimates and assumptions used in preparation of the Corporation’s financial statements are appropriate given the factual circumstances as of March 31, 2009.

Various elements of the Corporation’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.

Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Corporation’s results of operation.  In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Corporation’s financial statements to those judgments, estimates and assumptions, is critical to an understanding of the Corporation’s financial statements.  This policy relates to the methodology that determines the Corporation’s allowance for loan losses.  Management has discussed the development and selection of this critical accounting policy with the Corporation’s Audit Committee of the Board of Directors.  Although Management believes the level of the allowance at March 31, 2009 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time.  For further information regarding the allowance for loan losses see “Provision and Allowance for Loan Losses” included elsewhere herein.

OVERVIEW

The following discussion reviews and analyzes the consolidated operating results and financial condition of the Corporation, focusing on the Bank.  It should be read in conjunction with the financial statements and the other financial data presented elsewhere herein.

For the three months ended March 31, 2009 net income was $515,000, compared to $919,000 for the same period in 2008.  For the three months ended March 31, 2009 net interest income after provision for loan losses decreased $319,000, total non-interest income decreased $463,000, non-interest expense increased $356,000 and the income tax provision decreased $734,000.

During the first quarter of 2009 compared to the first quarter of 2008 decreases consisted of $127,000 in income from the sales and servicing of Small Business Administration loans, $364,000 in other income, and $307,000 in salaries and employee benefits.  Other general and administrative expense increased $633,000 in the first quarter of 2009 compared to the first quarter of 2008.

The following table sets forth certain selected financial ratios of the Corporation for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
(in thousands except share data)	2009	2008
Summary of Operating Results:
Total interest income	$4,436	$4,621
Total interest expense	2,373	2,489
Net interest income	2,063	2,132

Provision for possible loan losses	250	—
Net interest income after provision for loan losses	1,813	2,132

Total non-interest income	1,326	1,789
Total non-interest expenses	2,582	2,226

Income before taxes	557	1,695
Provision for income taxes	42	776

Net income	$515	$919

Per Common Share Data:

Net income - Primary (1)	$0.286	$0.498
Net income - Diluted (2)	0.286	0.496
Book value, end of period	7.86	7.97
Average shares outstanding (3)	1,803,908	1,846,885

Balance Sheet Data:

Total loans, net of unearned income (4)	$171,125	$169,965
Total assets	312,742	270,982
Total deposits	209,217	183,913
Shareholders’ equity	14,177	14,747

	2009	2008
Selected Financial Ratios:

Return on average assets (5) (6)	.65%	1.41%
Return on average shareholders’ equity (5) (6)	13.98%	24.83%
Net interest spread	2.97%	3.02%
Net yield on interest earning assets (5)	3.22%	3.60%
Avg shareholders’ equity to average assets (5)	4.65%	5.67%
Risked-Based capital ratios
Tier 1	8.37%	9.68%
Total	11.62%	13.14%
Total loans to total deposits at end of period (4)	80.40%	91.11%
Allowance for loan losses to total loans at end of period (4)	1.54%	1.19%
Nonperforming loans to total loans at end of period (4)	3.08%	2.05%
Net charge-offs to average loans (4)	0.02%	0.00%

(1)        Basic earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year.  The weighted average number of common shares used for this computation was 1,803,908 and 1,846,885 for March 31, 2009 and 2008, respectively.

(2)        Diluted earnings per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,803,908 and 1,852,004 for March 31, 2009 and 2008, respectively.

(3)   Weighted average common shares.

(4)   Includes loans being held for sale.

(5)   Averages are of daily balances.

(6)   March 31, 2009 calculated on an annualized basis.

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

Net interest income for the three months ended March 31, 2009 was $2,063,000 compared to $2,132,000 for the same period in 2008.  The decrease of $69,000 resulted primarily from the decrease in interest rates.

DISTRIBUTION, RATE AND YIELD ANALYSIS OF NET INTEREST INCOME:

The following tables show the consolidated average balances of earning assets, and interest-bearing liabilities; the amount of interest income and interest expense; the average yield or rate for each category of average interest-earning assets and average interest-bearing liabilities; and the net interest income and the net interest spread for the periods indicated.  Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on municipal bonds of $244,000 and $58,000 for the three months ended March 31, 2009 and 2008, respectively.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans	$172,891	$2,992	6.92%	$172,284	$3,748	8.70%
Time deposits - in other banks	8,188	5	0.24%	1,478	12	3.25%
Investment securities - taxable	64,903	898	5.53%	45,867	626	5.46%
Investment securities - nontaxable	40,166	785	7.82%	11,060	189	6.84%
Federal funds sold	—	—	0.00%	12,879	104	3.23%
Total interest-earning assets	286,148	4,680	6.54%	243,568	4,679	7.68%

Allowance for credit losses	(2,398)			(2,029)
Non-interest bearing assets:
Cash and due from banks	8,299			7,374
Premises and equipment	4,959			4,897
Accrued interest receivable	1,910			1,174
Other assets	16,051			5,970
Total average assets	$314,969			$260,954

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand	$13,811	$5	0.14%	$13,586	$9	0.26%
Money market savings	1,604	1	0.24%	1,695	3	0.71%
Savings deposits	5,885	7	0.48%	6,276	16	1.02%
Time deposits >$100M	55,866	545	3.90%	61,693	771	5.00%
Time deposits <$100M	95,477	938	3.93%	66,884	826	4.94%
Other Borrowing	92,981	877	3.77%	63,737	864	5.42%
Total interest-bearing liabilities	265,624	2,373	3.57%	213,871	2,489	4.66%

Non-interest bearing liabilities:
Noninterest-bearing checking	28,134			26,197
Accrued interest payable	1,725			2,022
Other liabilities	4,755			4,059
Total Liabilities	300,238			246,149
Total shareholders equity	14,731			14,805
Total average liabilities and shareholders equity	$314,969			$260,954

Net interest income		$2,307			$2,190

Interest income as a percentage of average earning assets			6.54%			7.68%
Interest expense as a percentage of average earning assets			3.32%			4.09%
Net yield on interest earning assets			3.22%			3.60%
Net interest spread			2.97%			3.02%

Rate and Volume Analysis:

The following tables show the increase or decrease in interest income, interest expense and net interest income, resulting from changes in rates and volumes, for the three months ended March 31, 2009 compared with the same period in 2008.

	Increase (decrease) in the three months ended
	March 31, 2009 compared with March 31, 2008
(dollars in thousands)	Volume	Rate	Total

Increase (decrease) in interest income:
Loans	$13	$(769)	$(756)
Time deposits - in other banks	54	(61)	(7)
Invest securities - taxable	260	12	272
Invest securities - nontaxable	497	99	596
Federal funds sold	(104)	—	(104)
	720	(719)	1

Increase (decrease) in interest expense:
Interest-bearing demand	—	(4)	(4)
Money market savings	—	(2)	(2)
Savings deposits	(1)	(8)	(9)
Time deposits >$100M	(73)	(153)	(226)
Time deposits <$100M	353	(241)	112
Other Borrowing	397	(384)	13
	676	(792)	(116)
Increase in net interest income:	$44	$73	$117

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

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At March 31, 2009 and 2008 the Bank’s allowance stood at 1.54 percent and 1.19 percent, respectively.

Provisions made to the allowance during the three months ended March 31, 2009 were $250,000 compared to no provisions for the same period in 2008.  Loans charged off during the three months ended March 31, 2009 totaled $31,000 compared to no charge offs for the same period in 2008.  Recoveries totaled $1,000 during the three months ended March 31, 2009 and 2008.

During the three months ended March 31, 2009, $3,126,000 of loans secured by real estate were foreclosed and transferred to other real estate owned.

The Bank’s non-performing (delinquent 90 days or more and on non-accrual) net loans as a percentage of total loans were 3.08 percent and 2.05 percent as of the end of March 31, 2009 and 2008, respectively.  The significant increase in non-accrual loans is primarily attributable to the continued economic slowdown and the softening of the real estate market.

Non-Interest Income

Total non-interest income for the three months ended March 31, 2009 was $1,326,000 compared with $1,789,000 for the same period in 2008.  The decrease of $463,000 primarily resulted from income of $694,000 related to the Visa, Inc. initial public stock offering booked in 2008, write down of $267,000 on other real estate owned, decrease of $127,000 in income from sales and servicing of Small Business Administration Loans and decreases in gain on sale of securities of $71,000; partially offset by an increase in merchant credit card discount fees of $420,000 and mark to market loss of $41,000 on trading assets compared to a loss of $294,000 in 2008.

Non-Interest Expense

Salary and benefits expense for the three months ended March 31, 2009 decreased $307,000 compared with the same period in 2008.  The decrease was due to elimination of bonus accruals, staff vacancies and the elimination of three positions during the fourth quarter of 2008.

Total occupancy and equipment expense for the three months ended March 31, 2009 was $261,000 compared to $238,000 for the same period in 2008.  The increase was primarily due to a $10,000 increase in depreciation expense and nominal increases in utilities and janitorial expenses.

Professional fees for the three months ended March 31, 2009 were $63,000 compared to $44,000 for the same period in 2008.  The increase was primarily due to an increase in loan collection expense.

Data processing expense for the three months ended March 31, 2009 was $89,000 compared to $101,000 for the same period in 2008.  The decrease of $12,000 was due primarily continued efforts control expenses.

Other general and administrative expenses for the three months ended March 31, 2009 totaled $1,371,000 compared with $738,000 for the same period in 2008, which is an increase of $633,000.  Significant changes occurred in the following categories; increases occurred in merchant credit card processing expense of $257,000, other real estate owned expense of $141,000, collection expense of $73,000, FDIC insurance premiums of $14,000, ATM expense of $14,000, loan expense of $14,000, credit card program of $12,000 and in 2008 a credit of $110,000 resulted from the reversal of an accrued reserve for Visa, Inc. lawsuit settlement; while business development expense decreased $25,000.

Provision for Income Taxes

The tax provision was $42,000 for the three months ended March 31, 2009 compared to tax provision of $776,000 for the same period in 2008, representing 7.53% and 45.78% of pre-tax income for those periods.  The decrease in the effective tax rate for 2009 is a direct result of the Bank’s investing in tax-exempt securities and recognition of a tax benefit for losses on trading assets.

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

LOANS

Average loans represented 60.42% of average earning assets and 54.89% of average total assets for the three months ended March 31, 2009 compared with 70.73% and 66.02%, respectively during 2008. For the three months ended March 31, 2009, average loans increased 0.35% to $172,891,000 from $172,284,000 for the same period in 2008.  Average real estate loans increased $5,456,000 (4.77%), average construction loans decreased $7,544,000 (31.99%), average commercial loans increased $2,028,000 (6.06%), and average installment loans increased $667,000 (75.57%).

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

The Bank generally repurchases from the secondary market the guaranteed portion of Small Business Administration (SBA) guaranteed loans when those loans are placed on non-accrual status.  After the foreclosure and collection process is complete, the SBA reimburses the Bank for this principal balance.  Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to the Bank.  The information provided in the following table is net of the $1,503,000 guaranteed by the Small Business Administration.

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”):

	Three months as of March 31,		Twelve months as of December 31,
	2009	2008	2008
	(Dollars in thousands)
Accruing, past due 90 days or more:

Real Estate	$—	$—	$—
Commercial	—	—	—
Installment	—	—	—
Other	—	—	—
Total accruing	—	—	—

Nonaccrual Loans:

Real Estate	4,746	3,200	6,876
Commercial	520	115	215
Installment	—	175	—
Other	—	—	—
Total nonaccrual	5,266	3,490	7,091

Total nonperforming	5,266	3,490	7,091
Other Real Estate Owned	10,722	—	7,364
	$15,988	$3,490	$14,455

Total loans end of period	171,125	169,965	169,868

Ratio of nonperforming loans to total loans at end of period	3.08%	2.05%	4.18%

Ratio of nonperforming assets to total loans and OREO at end of period	8.79%	2.05%	8.16%

  Summary of Loan Loss Experience

	As of the period Ended March 31,		As of the Year ended December 31,
	2009	2008	2008
	(Dollars in thousands)

Average loans outstanding	$172,891	$172,284	$166,960

Total loans outstanding at end of the period	$171,125	$169,965	$169,868

Allowance, beginning of period	$2,413	$2,028	$2,028

Loans charged off during period:
Commercial	—	—	187
Installment	29	—	—
Real Estate	2	—	563
Other	—	—	—
Total charge offs	31	—	750

Recoveries during period:
Commercial	1	1	3
Installment	—	—	—
Real Estate	—	—	—
Other	—	—	—
Total recoveries	1	1	3

Net loans charged off during the period	30	(1)	747

Additions to allowance for possible loan losses	250	—	1,132

Allowance, end of period	$2,633	$2,029	$2,413

Ratio of net loans charged off to average loans outstanding during the period	0.02%	0.00%	0.45%

Ratio of allowance to total loans at end of period	1.54%	1.19%	1.42%

Ratio of nonperforming loans to allowance for loan losses at end of period	200.08%	172.01%	293.82%

Non-performing Assets

The following table presents information with respect to nonperforming assets, as of the dates indicated. The non-accrual loans are net of the guaranteed portion of Small Business Administration loans and the other real estate owned was acquired through foreclosure.  The other real estate owned was recorded at fair value on the date of acquisition.

			As of the
	As of the period		Year ended
	Ended March 31,		December 31,
	2009	2008	2008
	(Dollars in thousands)
Nonaccrual loans	$5,266	$3,490	$7,091
Other real estate owned, net	10,722	—	7,364
Total nonperforming assets	$15,988	$3,490	$14,455

Nonperforming loans to total gross loans	3.08%	2.05%	4.18%
Nonperforming assets to total gross loans plus other real estate owned	8.79%	2.05%	8.16%

Deposits

Average interest bearing and non-interest bearing deposits for the three months ended March 31, 2009 were $200,777,000 an increase of 13.86% compared with the same period in 2008.  Average certificates of deposit represented 75.38% of average deposits for the three months ended March 31, 2009 compared with 72.92% for the same period in 2008.  Average interest bearing checking, money market and savings accounts as a group were 10.61% of average deposits for the three months ended March 31, 2009 compared with 12.23% for the same period in 2008.  Average demand deposits represented 14.01% of average deposits for the three months ended March 31, 2009 compared with 14.86% for the same period in 2008.

The following table sets forth the scheduled maturities of the Company’s time deposits in denominations of $100,000 or greater at March 31, 2009:

Maturities of Time Deposits of
$100,000 or More
(Dollars in Thousands)

Three months or less	$11,619
Over three months through six months	10,921
Over six months through twelve months	21,503
Over twelve months	11,398
Total	$55,441

Borrowing

The Corporation has a line of credit with Marshall & Ilsley Bank in the amount of $3,000,000, at a floating interest rate based on the one month LIBOR Rate plus 2.75% with a floor rate of 4.50% and a maturity date of March 31, 2009.  Subsequent to year end, the line of credit was extended until May 31, 2009.  At March 31, 2009, the line of credit was fully advanced.

The Bank has lines of credit from the Federal Home Loan Bank (FHLB) of San Francisco, the Federal Reserve Bank of San Francisco, Bank of the West, M & I Marshall & Ilsley Bank, Pacific Coast Bankers’ Bank and The Independent Bank with remaining available borrowing capacity on March 31, 2009 of $1,274,000, $19,803,00, $4,500,000, $5,000,000, $6,000,000 and $5,000,000, respectively.  The Federal Home Loan Bank line of credit has a maximum borrowing capacity of 25% of the Bank’s total assets, adjusted quarterly.  The Federal Home Loan Bank line of credit is secured by a portion of the Bank’s real estate secured loans and securities at March 31, 2009.  The total principal balance of pledged loans and securities at the Federal Home Loan Bank was $37,322,000 and $26,743,000, respectively.  The Federal Reserve Bank discount window line is secured by a portion of the Bank’s securities at March 31, 2009.  At March 31, 2009, the total market value of securities pledged to the Federal Reserve Bank was $25,060,000 with an outstanding loan balance of $15,000,000.  The loan bears an interest rate of 0.50% and a maturity date of May 8, 2009.

The following table provides information on eighteen FHLB advances outstanding at March 31, 2009.

		Funding	Maturity
Amount	Rate	Date	Date
$1,000,000	7.72%	6/1/00	6/3/30
3,000,000	4.30%	6/17/05	6/17/10
5,000,000	4.96%	11/14/05	11/15/10
2,250,000	4.75%	1/26/06	1/26/11
1,750,000	4.72%	1/26/06	1/26/11
1,500,000	5.52%	7/17/06	7/18/11
3,500,000	5.49%	7/17/06	7/18/11
1,000,000	5.22%	8/25/06	8/25/11
5,000,000	5.20%	7/30/07	7/30/12
2,500,000	4.88%	8/20/07	8/20/10
5,000,000	5.00%	9/18/07	9/18/14
3,000,000	4.84%	10/1/07	10/1/12
4,000,000	2.70%	1/24/08	1/24/11
2,000,000	3.32%	5/14/08	5/16/11
5,000,000	3.57%	10/2/08	10/4/10
3,000,000	3.00%	11/21/08	11/22/10
3,000,000	3.26%	11/21/08	11/2/11
3,000,000	3.92%	11/21/08	11/21/13
$54,500,000

The Bank of the West, Marshall & Ilsley Bank, Pacific Coast Bankers’ Bank and The Independent Bank federal funds lines of credit are unsecured.  The Bank did not utilize any overnight borrowings in 2009 or 2008.

The Bank has two letters of credit issued by Federal Home Loan Bank of San Francisco. One letter of credit in the amount of $330,000, expiring April 17, 2011, is used to secure local agency deposits.  The beneficiary of the letter of credit is the Administrator of Local Agency Security, Department of Financial Institutions.  The other letter of credit in the amount of $650,000, expiring February 17, 2019, has MasterCard International Inc. as the beneficiary.

Capital Resources

The Corporation maintains capital to comply with regulatory requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends.  At March 31, 2009, shareholders’ equity was $14,177,000 versus $14,352,000 at December 31, 2008.  The Corporation paid no cash dividends to shareholders for the three months ended March 31, 2009 and $451,000 for the year ended December 31, 2008.  The Bank paid cash dividends to the Corporation of $500,000 for the three months ended March 31, 2009 and no dividends for the year ended December 31, 2008.

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

In general, the risk-based capital guidelines provide detailed definitions of which obligations will be treated as capital, and assign different weights to various assets and off-balance sheet items, depending upon the perceived degree of credit risk associated with each asset.  Each asset is assigned to one of four risk-weighted categories.  For example, 0 percent for cash and unconditionally guaranteed government securities; 20 percent for deposits with other banks and fed funds; 50 percent for state bonds and certain residential real estate loans; and 100 percent for commercial loans and other assets.  Capital is categorized as either Tier 1 capital, consisting of common stock and retained earnings (or deficit), or Tier 2 capital, which includes limited-life preferred stock and allowance for loan losses (subject to certain limitations).  The guidelines also define and set minimum capital requirements (risk-based capital ratios), which increased over a transition period, ended December 31, 1992.  Under the final 1992 rules, all banks were required to maintain Tier 1 capital of at least 4 % and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 capital to total risk-adjusted assets capital ratio of 10.89% and 11.19% at March 31, 2009 and 2008, respectively.  The Bank’s Tier 1 capital exceeds the minimum regulatory requirement by $14,983,000.  The Bank had a Total Risk-Based capital to risk-adjusted assets ratio of 12.11% and 12.27% at March 31, 2009 and 2008, respectively.  The Bank’s Total Risk-Based capital exceeds the minimum regulatory requirement by $8,937,000.

The Tier 1 leverage capital ratio guidelines require a minimum leverage capital ratio of 4% of Tier 1 capital to total assets less goodwill.  The Bank had a leverage capital ratio of 7.53% and 8.07% at March 31, 2009 and 2008, respectively.  The Bank’s Tier 1 leverage capital exceeds the minimum regulatory requirement by $11,095,000.

Under regulatory guidelines, the $8 million in Trust Preferred Securities outstanding qualify as Tier 1 capital up to 25% of Tier 1 capital.  Any additional Trust Preferred Securities will qualify as Tier 2 capital.

The Corporation’s Board of Directors approved a stock repurchase program pursuant to which the Corporation, from time to time and at management’s discretion, may repurchase up to $500,000 of the Corporation’s outstanding shares.  The Corporation repurchased 46,010 shares of common stock at an average cost of $7.51 per share in open market transactions during 2008.  No shares of common stock have been repurchased during the first three months of 2009.

In October 2008, the Board and the holders of more than a majority of our issued and outstanding common stock approved by written consent, an amendment to the Corporation’s articles of incorporation (the “Amendment”).  The Amendment authorizes the Corporation to issue up to 10,000,000 shares of preferred stock, which may be issued from time to time in one or more series as determined by the Board.  The Board is authorized to designate all rights, preferences, privileges and restrictions attendant to each series as well as the number of shares authorized for issuance in each series of the preferred stock, which matters shall be expressed in resolutions adopted by the Board and filed with the Secretary of State of the state of California.  Additionally, the Amendment authorizes the Corporation to issue an additional 7,500,000 shares of common stock for a total of 10,000,000 shares of common stock authorized for issuance after the Amendment.  The Amendment became effective January 23, 2009. There were no shares issued in 2009.

Other Regulatory Matters

The Federal Deposit Insurance Corporation requested the Bank consent to a regulatory order resulting from its 2008 Consumer Compliance Examination, which was completed in 2009.  The Bank does not agree with some of the provisions of the draft order and is seeking expert opinions regarding the matters at issue.  As a result of the Bank’s refusal to sign the order in accord with the FDIC’s time frame, the FDIC has indicated to the Bank that it will proceed with the Administrative Hearing process to enforce the order. The FDIC is asserting that three credit and debit card programs operated by third-party vendors violated certain provision of Federal law, which the Bank disputes, and the FDIC is demanding that the Bank make restitution to affected customers as a result of the alleged violations.  The Bank also believes that restitution is inappropriate under the circumstances. The financial and non-financial impact of this matter is not known as of the balance sheet date and as of the issuance date of this report.

Liquidity

Liquidity represents the ability to provide sufficient cash flows or cash resources in a manner that enables an entity to meet its obligations in a timely fashion and adequately provide for anticipated future cash needs.

For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings.  In addition, the Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $68,222,000, based on 25 percent of the Bank’s total assets as reported in the most recent quarterly Consolidated Reports of Condition and Income for a bank with Domestic Offices Only.  The line of credit is subject to pledging of acceptable collateral.  The Bank has a borrowing line with the Federal Reserve Bank of San Francisco secured a portion of the Bank’s securities.  Additionally the Bank has unsecured federal funds lines of credit with Bank of the West of $4,500,000, Marshall & Ilsley Bank of $5,000,000, Pacific Coast Bankers’ Bank of $6,000,000 and The Independent Bank of $5,000,000 to meet temporary liquidity requirements.  Available borrowing capacities on March 31, 2009 were $4,500,000, $5,000,000, $6,000,000 and $5,000,000, respectively.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets (“total liquidity”). Additionally the Bank maintains secondary sources of liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s total liquidity at March 31, 2009 and 2008 was 33.35% and 32.46%, respectively, while its average loan to average deposit ratio for such years was 86.11% and 97.70%, respectively.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors.  Additionally, deposits on which a financial institution pays an interest rate significantly higher than prevailing rates are considered to be brokered deposits.  Federal law and regulation restricts banks from soliciting or accepting brokered deposits, unless the bank is well capitalized under Federal guidelines.  The Bank had $1,996,000 in brokered deposits through the Certificate of Deposit Account Registry Service (CDARS) at March 31, 2009 compared with no brokered deposits at March 31, 2008.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  The following table shows the affect on net interest income of a 100 and a 200 basis point rate shock at March 31, 2009.  The table does not include projections for decreases in rates, as the Federal Funds target rate is currently between 0% and 0.25%.

Rate Shock Increase in Basis Points	Percent Increase in Net Interest Income
100	2.6%
200	6.0%

Investment Securities

The Corporation maintains a trading account, at fair value, consisting of marketable securities.  At March 31, 2009 and 2008 the account value was $318,000 and $986,000, respectively.  The Corporation has investment of $10,000 in Metrocities Mortgage, LLC.  In addition, the Corporation has investments in Northern California Bancorp Trust I of $93,000 and Northern California Bancorp Trust II of $155,000. These are special-purpose trust subsidiaries which were formed to facilitate the issuance of trust preferred securities.

The following table sets forth the book and market value of the investment securities, AFS at March 31, 2009:

	INVESTMENT PORTFOLIO MIX
	MARCH 31, 2009
(dollars in thousands)	Book Value	Market Value
Investment Securities, Available for Sale
Corporate Debt Securities	$17,126	$16,027
State/Local Agency Bonds	41,844	41,931
Mortgage Backed Securities	11,114	11,032
U.S. Government Agency Securities	26,000	26,741
Total	$96,084	$95,731

	INVESTMENT PORTFOLIO MIX
	MARCH 31, 2009
	Book Value	Market Value
Other Investments, at cost
Metrocities Mortgage, LLC	$10	$10
Federal Home Loan Bank stock, restricted	3,332	3,332
Northern California Bancorp, Inc. Trust I	93	93
Northern California Bancorp, Inc. Trust II	155	155
Independent Bankers Financial Corporation	51	51
Visa, Inc. Stock	426	426
	$4,067	$4,067

The contractual maturities of investment securities as well as yields based on amortized cost of those securities at March 31, 2009 are shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

			After one year to		After five years to
	One year or less		five years		ten years		After ten years		Total
(Dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale
Corporate Debt Securities	$4,944	9.07%	$11,083	8.82%	$—	0.00%	$—	0.00%	$16,027	8.90%
Mortgage Backed Securities	—	0.00%	—	0.00%	5,634	4.80%	5,398	6.34%	11,032	5.12%
State/Local Agency Securities	—	0.00%	—	0.00%	360	4.91%	41,571	5.30%	41,931	5.29%
U.S. Government Agencies	—	0.00%	3,016	3.00%	—	0.00%	23,725	5.15%	26,741	4.90%
	$4,944	9.07%	$14,099	7.67%	$5,994	4.81%	$70,694	5.33%	$95,731	5.86%

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

(b) Changes in Internal Controls:  In the quarter ended March 31, 2009, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factor that could significantly affect these controls.

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

NORTHERN CALIFORNIA BANCORP, INC.

Date: May 14, 2009	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chairman of the Board &
Chief Executive Officer

Date: May 14, 2009	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and
Principal Accounting Officer