Form 10-Q
period 2009-06-30
NORTHERN CALIFORNIA BANCORP INC
filed 2009-08-14
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2009

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

As of August 10, 2009, the Corporation had 1,783,230 shares of common stock outstanding.

PART I-FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in thousands except share data)	2009	2008
	(Unaudited)	(Audited)
ASSETS:
Cash and Due From Banks	$6,412	$16,348
Time Deposits with other Financial Institutions	3,199	3,500
Trading Assets	224	361
Investment Securities, available for sale (AFS)(Note 5)	89,542	93,353
Other Investments (Note 6)	4,067	3,852
Loans Held for Sale, at lower of cost or market	2,822	1,650
Loans, net of allowance for loan losses of $2,926 in 2009; $2,413 in 2008 (Note 7)	162,437	165,530
Bank Premises and Equipment, Net	4,843	4,988
Cash Surrender Value of Life Insurance	4,032	3,969
Other Real Estate Owned	12,020	7,364
Interest Receivable and Other Assets	4,001	5,286
Total Assets	$293,599	$306,201

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Non interest-bearing demand	$29,974	$25,812
Interest-bearing demand	15,224	14,240
Savings	5,890	6,159
Time less than $100,000	97,571	88,188
Time in denominations of $100,000 or more	54,227	55,331
Total Deposits	202,886	189,730

Short-term borrowed funds	18,000	18,000
Federal Home Loan Bank Borrowed Funds	41,500	66,500
Junior Subordinated Debt Securities	8,248	8,248
Payable for Investment Securities Purchased	—	3,050
Interest Payable and Other Liabilities	6,325	6,321
Total Liabilities	276,959	291,849

	June 30,	December 31,
(in thousands except share data)	2009	2008
	(Unaudited)	(Audited)
Shareholders’ Equity:
Common Stock - No Par Value Authorized: 10,000,000 in 2009 and 2,500,000 in 2008 Outstanding: 1,783,230 in 2009 and 1,803,908 in 2008	5,088	5,173
Retained Earnings	10,560	9,481
Accumulated Other Comprehensive Income (Loss) (Note 8)	992	(302)
Total Shareholders’ Equity	16,640	14,352
Total Liabilities & Shareholders’ Equity	$293,599	$306,201

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE-MONTH PERIOD ENDED		SIX-MONTH PERIOD ENDED
	June 30		June 30
(in thousands except share data)	2009	2008	2009	2008
INTEREST INCOME:
Loans	$2,697	$2,963	$5,689	$6,711
Time deposits with other financial institutions	5	—	10	12
Investment securities	1,319	965	2,758	1,722
Federal funds sold	1	47	1	151
Total Interest Income	4,022	3,975	8,458	8,596

INTEREST EXPENSE:
Interest-bearing transaction accounts	6	12	12	24
Savings and time deposit accounts	891	831	1,836	1,673
Time deposits in denominations of $100,000 or more	523	711	1,068	1,482
Notes payable and other	1,103	863	1,980	1,727
Total Interest Expense	2,523	2,417	4,896	4,906

Net Interest Income	1,499	1,558	3,562	3,690
Provision for loan losses	396	—	646	—
Net interest income, after provision for loan losses	1,103	1,558	2,916	3,690

NON-INTEREST INCOME:
Service charges on deposit accounts	154	241	345	404
Income from sales and servicing of Small Business Administration Loans	59	51	97	216
Other income	2,497	935	3,861	2,397
Total non-interest income	2,710	1,227	4,303	3,017

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	772	899	1,570	2,004
Occupancy and Equipment Expense	254	234	515	472
Foreclosed assets, net	221	532	629	532
Professional Fees	464	63	527	117
Data Processing	91	90	180	191
Other general and administrative	1,316	963	2,546	1,691
Total non-interest expenses	3,118	2,781	5,967	5,007

Income before income tax provision	695	4	1,252	1,700
Income tax provision	131	68	173	844
Net income (loss)	$564	$(64)	$1,079	$856
Earnings (loss) per common share
Basic	$0.313	$(0.035)	$0.600	$0.465
Diluted	$0.313	$(0.034)	$0.599	$0.461

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other Compre-
	Number of	Common	Retained	hensive Income
(in thousands except share data)	Shares	Stock	Earnings	(Loss)	Total

Balance at December 31, 2007	1,845,918	$5,502	$8,831	$101	$14,434

Cumulative effect - application of new accounting standard EITF 06-4 and EITF 06-10	—	—	(362)	—	(362)

Comprehensive income:
Net income for the year	—	—	1,462	—	1,462
Change in net unrealized gain on AFS securities and other assets, net of tax reclassification adjustment and tax effect	—	—	—	(403)	(403)
Total comprehensive income					1,059
Stock repurchase	(46,010)	(341)	—	—	(341)
$0.25 per share dividend	—	—	(450)	—	(450)
Exercise of stock options, Including tax benefit	4,000	12	—	—	12

Balance at December 31, 2008 (Audited)	1,803,908	5,173	9,481	(302)	$14,352

Comprehensive income:
Net income for the year	—	—	1,079	—	1,079
Change in net unrealized loss on AFS securities and other assets, net of tax reclassification adjustment and tax effect	—	—	—	1,294	1,294
Total comprehensive income					2,373

Stock repurchase	(20,678)	(85)	—	—	(85)

Balance at June 30, 2009 (Unaudited)	1,783,230	$5,088	$10,560	$992	$16,640

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,079	$856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	171	154
Realized (gain) loss on sales of AFS, net	(1,135)	(449)
Amortization of deferred loan fees, net	75	243
Amortization (accretion) of discounts and premiums on investment securities, net	(135)	(93)
Provision for loan losses	646	—
Provision for foreclosed asset losses	411	532
Increase in cash surrender value of life insurance	(63)	(61)
Deferred income tax benefit	676	103
(Increase) decrease in assets:
Trading assets	137	480
Loans held for sale	(1,172)	1,636
Interest receivable	326	(685)
Other assets	310	2,817
Increase (decrease) in liabilities:
Interest payable	(376)	(327)
Other liabilities	67	1,468
Net cash provided by operating activities	1,017	6,674

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in time deposits with other financial institutions	301	—
Activity in AFS securities
Sales	64,959	33,119
Maturities, prepayments, and calls	(1,546)	(770)
Purchases	(60,017)	(63,705)
Net increase in loans	(1,783)	(9,771)
Loan sales	—	14,252
Investment in other real estate owned	(914)	—
Additions to bank premises and equipment	(24)	(364)
Net cash provided (used) by investing activities	976	(27,239)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	13,156	9,558
Proceeds from borrowings	15,000	8,250
Repayments on borrowing, net	(40,000)	(294)
Proceeds from exercise of stock options	—	12
Repurchase of common stock	(85)	—
Net cash provided (used) by financing activities	(11,929)	17,526

Net decrease in cash and cash equivalents	(9,936)	(3,039)

CASH AND CASH EQUIVALENTS, BEGINNING	16,348	20,153

CASH AND CASH EQUIVALENTS, ENDING	$6,412	$17,114

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

Basis of Presentation

The interim condensed financial statements of Northern California Bancorp, Inc. and Monterey County Bank are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Corporation for the interim periods.  The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009.  The year-end balance sheet data at December 31, 2008 was derived from the audited financial statements.  All material intercompany balances and transactions have been eliminated in consolidation.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Corporation’s Form 10-K for the fiscal year ended December 31, 2008.

(NOTE 2) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (FASB) issued Financial Staff Position (FSP) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends Statement of Financial Accounting Standards (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The impact of adopting FSP FAS 107-1 and APB 28-1 in the second quarter of 2009 did not have a material impact on its Corporation’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This Statement amends FASB Interpretation 46(R) to require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that and is not anticipated to have any impact on the Corporation’s consolidated financial statements as the Corporation has no interests in any variable interest entities.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. This Statement amends SFAS No. 140 and removes the concept of a qualifying special-purpose entity from SFAS No. 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, on qualifying special-purpose entities. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter and is not anticipated to have any impact on the Corporation’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for financial statements issued for interim and annual periods ending after June 15, 2009 and did not have any impact on the Corporation’s consolidated financial statements. The Corporation evaluated subsequent events through the filing date of our quarterly 10-Q with the Securities and Exchange Commission.

In April 2009, the FASB issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS No. 157-4). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received in the sale of an asset, or paid to transfer a liability, in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is to be applied prospectively and is effective for interim and annual reporting periods ending after June 15, 2009. The adopting of FSP FAS No. 157-4 in the second quarter of 2009 did not have a material impact on the Corporation’s consolidated financial statements.

In April 2009, the FASB issued Staff Position FAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS No. 115-2 and FAS 124-2). This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The impact of adopting FSP FAS No. 115-2 and FAS 124-2 in the second quarter of 2009 did not have a material impact on the Corporation’s consolidated financial statements.

(NOTE 3) STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Based on the stock-based compensation awards outstanding for the six months ended June 30, 2009 and 2008, there was no stock-based compensation to expense.

Under the Corporation’s 1998 Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive stock options are granted at fair value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  Non-qualified stock options may be granted at prices not lower than 85% of the fair market value of the common stock on the date of grant.  The Board of Directors is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.  Under the Plan, 64,661 shares of common stock had been reserved for the granting of these options.  At June 30, 2009, 26,161 options were outstanding.  During 2009, no options were granted or exercised by officers, employees, and board members; while 36,000 options expired.  As of June 30, 2009, all options have been vested and all related compensation expense had been formerly expensed.

No further options may be granted under the 1998 Stock Option Plan.  The plan provided that options could be granted for a period of ten years from the date the plan was adopted by the Board.  The Board adopted the plan on April 16, 1998.  The plan remains in effect until all options granted under the Plan have been satisfied or expired.

Under the Corporation’s 2007 Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive stock options are granted at fair value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  The Board of Directors is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.  Under the Plan, 300,000 shares of common stock have been reserved for the granting of these options.  At June 30, 2009, no options have been granted under the 2007 stock option plan.  Thus, no pre-tax stock-based compensation expense was required for the six months ended June 30, 2009 and 2008.

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

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

	Earnings per share Calculation
	For the six months ended June 30
	2009			2008
		Weighted			Weighted
(in thousands except per	Net	Average	Per Share	Net	Average	Per Share
share data)	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$1,079	1,799,338	$0.600	$856	1,840,880	$0.465

Effect of dilutive shares assumed exercise of outstanding options	—	1,256	(0.001)	—	14,365	(0.004)
Diluted earnings per share	$1,079	1,800,594	$0.599	$856	1,855,245	$0.461

(NOTE 5) INVESTMENT SECURITIES

The following table presents the investment securities, available for sale at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
(dollars in thousands)	2009	2008
Available for sale:
Corporate Debt Securities	$12,211	$5,866
State/Local Agency	49,266	40,551
Mortgage Backed Securities	18,225	3,892
U.S. government Agencies	9,840	43,044
	$89,542	$93,353

(NOTE 6) OTHER INVESTMENTS

The following table presents the other investment securities at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
(dollars in thousands)	2009	2008
AT Services LLC	$—	$20
Federal Home Loan Bank stock, restricted	3,332	3,097
Independent Bankers Financial Corporation	51	51
Visa, Inc Class “B” Stock	426	426
Metrocities Mortgage, LLC	10	10
Northern California Bancorp, Inc. Trust I	93	93
Northern California Bancorp, Inc. Trust II	155	155
	$4,067	$3,852

(NOTE 7) LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

The following table presents information on loans and the allowance for possible loan losses at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
(dollars in thousands)	2009	2008
Commercial and Industrial	$33,283	$28,237
Construction	11,042	16,040
Real Estate - Mortgage	120,602	122,951
Installment	673	966
Government Guaranteed Loans Purchased	20	24
	165,620	168,218
Allowance for loan losses	(2,926)	(2,413)
Deferred origination fees, net	(257)	(275)
Net Loans	$162,437	$165,530

Balance at Beginning of Period	$2,413	$2,028
Recoveries	1	3
Provision for Possible Loan Losses	646	1,132
Loans Charged Off	(134)	(750)
Balance at End of Period	$2,926	$2,413

(NOTE 8) COMPREHENSIVE INCOME (LOSS):

The components of other comprehensive income (loss) and related tax effects for the six month period ended June 30, 2009 and the year ended December 31, 2008 are as follows:

	June 30,	December 31,
(dollars in thousands)	2009	2008
Unrealized holding gains (losses) on AFS securities and other assets, net	$1,218	$(284)
Reclassification for (gains) losses realized in income	1,135	(449)
Net unrealized gains (losses)	2,353	(733)
Tax effect	(1,059)	330

Other comprehensive income (loss) net of tax	$1,294	$(403)

The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

	June 30,	December 31,
(dollars in thousands)	2009	2008
Unrealized holding gains (losses) on available for sale securities	$1,751	$(577)
Unrealized holding gains on available for
sale asset strip receivable	53	27
Tax effect	(812)	248

Accumulated other comprehensive income (loss)	$992	$(302)

(NOTE 9) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	June 30
	2009	2008
Payments during the period ending:
Interest	$5,000	$5,000
Income Taxes	$410	$1,064

Noncash Investing and Financing Activities:
Transfer of loans to other real estate owned	$4,155	$2,668

(NOTE 10) FAIR VALUE MEASUREMENTS:

Effective January 1, 2008, the Corporation adopted SFAS No. 157, which establishes a hierarchy for measuring fair value under U.S generally accepted accounting principles (GAAP). This standard applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis. Fair value is measured in levels, which are described in more detail below, and is determined based on the observability and reliability of the assumptions used to determine fair value.

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

	At June 30, 2009
(dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Investment securities – AFS and other	$89,542	$—	$89,542	$—

The Corporation may also be required, from time to time, to measure certain other non-financial assets at fair value on a non-recurring basis in accordance with GAAP. During the six months ended June 30, 2009, the Corporation measured collateral dependent impaired loans and Other Real Estate Owned (OREO) at fair value. The assets are measured at fair value on a non-recurring basis and the following table provides the assets’ SFAS No. 157 designated levels, as well as the fair value losses recognized during the six months ended June 30, 2009.

(dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Losses for the six months ended June 30, 2009
Impaired loans	$6,883	$—	$—	$6,883	$134
OREO	12,020	—	—	12,020	413
	$18,903	$—	$—	$18,903	$547

FASB Staff Position FAS No. 107-1 and ABP 28-1, require interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Corporation’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Corporation’s financial instruments as of June 30, 2009 is shown below.

	June 30, 2009
	Carrying	Fair
(dollars in thousands)	Amount	Value
Financial Assets:
Cash and cash equivalents	$6,412	$6,412
Time deposits with other financial institutions	3,199	3,199
Trading assets	224	224
Investment securities , available for sale	89,542	89,542
Other investments	4,067	4,067
Loans, held for sale	2,822	2,822
Loans, net	162,437	191,787
Other real estate owned	12,020	12,020
Accrued interest receivable	1,804	1,804

Financial Liabilities:
Deposits	202,886	204,630
Long-term debt	49,748	54,254
Short-term debt	18,000	18,000
Accrued interest payable	1,458	1,458

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

At June 30, 2009 and December 31, 2008, such commitments to extend credit were $15,286,000 and $13,941,000, respectively, of undisbursed lines of credit, undisbursed loans in process, and commitment letters.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Corporation’s financial statements and accompanying notes.  Management believes that the judgments, estimates and assumptions used in preparation of the Corporation’s financial statements are appropriate given the factual circumstances as of June 30, 2009.

Various elements of the Corporation’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Corporation’s results of operation.  In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Corporation’s financial statements to those judgments, estimates and assumptions, is critical to an understanding of the Corporation’s financial statements.  This policy relates to the methodology that determines the Corporation’s allowance for loan losses.  Management has discussed the development and selection of this critical accounting policy with the Corporation’s Audit Committee of the Board of Directors.  Although Management believes the level of the allowance at June 30, 2009 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time.  For further information regarding the allowance for loan losses see “Provision and Allowance for Loan Losses” included elsewhere herein.

OVERVIEW of the Results of Operations and Financial Condition

Results of Operations Summary

Second quarter 2009 compared to second quarter 2008

Net income for the quarter ended June 30, 2009 was $564,000 compared with a net loss of $64,000 for the quarter ended June 30, 2008. Basic earnings (loss) per share for the second quarter of 2009 were $0.313, compared to $(0.035) for the second quarter of 2008. The Corporation’s annualized return on average equity was 14.50% and annualized return on average assets was 0.74% for the quarter ended June 30, 2009, compared to a return on average equity of (1.78%) and a return on assets of (0.10%) for same quarter in 2008. The primary reasons for the change in net income during the second quarter of 2009 are as follows:

The net interest spread increased from 2.12% to 2.26%, due primarily to rate paid on interest-bearing liabilities declining 41 basis points, partially offset by a decline of 27 basis points in the yield on interest-earning assets.  As a result, net interest income decreased $59,000 or 3.79% during the three months ended June 30, 2009.  The rate paid on interest-bearing liabilities during the second quarter of 2009 increased by 53 basis points as a result of management’s decision to prepay $13,000,000 of Federal Home Bank advances.

The provision for loan losses was $396,000 during the second quarter of 2009 compared to no provision for loan losses during the second quarter of 2008.  The increase was due to continued economic pressures, particularly in the real estate industry in the Corporation’s market area.

Total non-interest income was $2,710,000 during the second quarter of 2009 compared to $1,227,000 during the second quarter of 2008.  The increase of $1,483,000 was due primarily to an increase of $756,000 in gains on sales of securities, and an increase of $525,000 in merchant discount fees during the second quarter of 2009.

Total non-interest expense was $3,118,000 during the second quarter of 2009 compared to $2,781,000 during the second quarter of 2008.  The increase of $337,000 was due primarily to professional fees increasing $401,000, other general and administrative expenses increasing $353,000, while expenses related to foreclosed assets decreased $311,000, and salaries and employee benefits decreased $127,000.

First half of 2009 compared to the first half of 2008

For the six months ended June 30, 2009 net income was $1,079,000, compared to $856,000 for the six months ended June 30, 2008, an increase of 26.11%.  Basic earnings per share for the six months ended June 30, 2009 were $0.600, compared to $0.465 for the six months ended June 30, 2008. The Corporation’s annualized return on average equity was 13.87% and annualized return on average assets was 0.69% for the quarter ended June 30, 2009, compared to a return on average equity of 11.80% and a return on assets of 0.65% for same period in 2008. The primary reasons for the change in net income during the first half of 2009 are as follows:

Net interest income for the six months ended June 30, 2009 declined $128,000.  Net interest spread increased from 2.57% to 2.77%, due primarily to rate paid on interest-bearing liabilities declining 75 basis points, partially offset by a decline of 55 basis points in the yield on interest-earning assets.  The rate paid on interest-bearing liabilities during the first half of 2009 was increased by 34 basis points as a result of management’s decision to prepay $25,000,000 of Federal Home Bank advances during the six months ended June 30, 2009.

The provision for loan losses was $646,000 during the first half of 2009 compared to no provision for loan losses during the first half of 2008.  The increase was due to continued economic pressures, particularly in the real estate industry in the Corporation’s market area.

Total non-interest income was $4,303,000 during the first half of 2009 compared to $3,017,000 during the first half of 2008.  The increase of $1,286,000 was due primarily to increases of $686,000 in gains on sales of securities, $945,000 in merchant discount fees, a mark to market loss of $41,000 on trading assets compared to a loss of $585,000 in 2008, partially offset by income of $694,000 related to the Visa, Inc. initial public stock offering booked in 2008.

Total non-interest expense was $5,967,000 during the first half of 2009 compared to $5,007,000 during the first half of 2008.  The increase of $960,000 was due primarily to professional fees increasing $410,000, other general and administrative expenses increasing $855,000, expenses related to foreclosed assets increasing $97,000, and salaries and employee benefits decreasing $434,000.

The following table sets forth certain selected financial data and ratios of the Corporation for the three months and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30		Six Months Ended June 30
(in thousands except share data)	2009	2008	2009	2008
Summary of Operating Results:

Total interest income	$4,022	$3,975	$8,458	$8,596
Total interest expense	2,523	2,417	4,896	4,906
Net interest income	1,499	1,558	3,562	3,690

Provision for possible loan losses	396	—	646	—
Net interest income after provision for loan losses	1,103	1,558	2,916	3,690

Total non-interest income	2,710	1,227	4,303	3,017
Total non-interest expenses	3,118	2,781	5,967	5,007

Income before taxes	695	4	1,252	1,700
Provision for income taxes	131	68	173	844

Net income (loss)	$564	$(64)	$1,079	$856

Per Common Share Data:

Net income - Basic (1)	$0.313	$(0.035)	$0.600	$0.465
Net income - Diluted (2)	0.313	(0.034)	0.599	0.461
Book value, end of period	9.25	7.18	9.33	7.18
Avg shares outstanding (3)	1,814,642	1,835,038	1,799,338	1,840,880

Balance Sheet Data:

Total loans, net of unearned income (4)	$165,259	$159,188	$165,259	$159,188
Total assets	293,599	266,833	293,599	266,833
Total deposits	202,886	176,891	202,886	176,891
Stockholders’ equity	16,640	13,031	16,640	13,031

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Selected Financial Ratios:
Return on average assets (5) (6)	0.74%	(0.10)%	0.69%	0.65%
Return on average stockholders’ equity (5) (6)	14.50%	(1.78)%	13.87%	11.80%
Net interest spread	2.26%	2.12%	2.77%	2.57%
Net yield on interest earning assets (5)	2.57%	2.63%	2.97%	3.11%
Avg shareholders’ equity to average assets (5)	5.12%	5.40%	5.00%	5.51%
Risked-Based capital ratios
Tier 1	9.44%	9.25%	9.44%	9.25%
Total	12.51%	13.70%	12.51%	13.70%
Total loans to total deposits at end of period (4)	81.45%	89.99%	81.45%	89.99%
Allowance for loan losses to total loans at end of period (4)	1.74%	1.26%	1.74%	1.26%
Nonperforming loans to total loans at end of period (4)	4.09%	2.60%	4.09%	2.60%
Net charge-offs to average loans (4)	0.08%	0.00%	0.08%	0.00%

(1)         Basic earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year.  The weighted average number of common shares used for this computation was 1,799,338 and 1,840,880 for June 30, 2009 and 2008, respectively.

(2)         Diluted earnings per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,800,594 and 1,855,245 for June 30, 2009 and 2008, respectively.

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

Net interest income for the second quarter of 2009 was $1,499,000 compared to $1,558,000 for the second quarter of 2008, which was a decrease of $59,000 primarily resulting from the payment of $350,000 in prepayment fees on $13,000,000 of Federal Home Loan advances prepaid during the second quarter; partially offset by a 14 basis points increase in the net interest spread.  Net interest income for the six months ended June 30, 2009 was $3,562,000 compared to $3,690,000 for the same period in 2008, which was a decrease of $128,000 primarily resulting from the payment of $431,000 in prepayment fees on $25,000,000 of Federal

Home Loans advances prepaid during the first half of 2009; partially offset by a 20 basis points increase in the net interest spread.

DISTRIBUTION, RATE AND YIELD ANALYSIS OF NET INTEREST INCOME:

The following tables show the consolidated average balances of earning assets, and interest-bearing liabilities; the amount of interest income and interest expense; the average yield or rate for each category of average interest-earning assets and average interest-bearing liabilities; and the net interest income and the net interest spread for the periods indicated.  Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on municipal bonds of $267,000 and $77,000 for the three months ended and $510,000 and $135,000 for the six months ended June 30, 2009 and 2008, respectively.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans	$168,463	$2,697	6.41%	$166,770	$2,963	7.11%
Time deposits - in other banks	12,680	5	0.16%	—	—	0%
Investment securities - taxable	49,108	725	5.91%	58,725	796	5.42%
Investment securities - nontaxable	44,321	861	7.77%	14,000	246	7.03%
Federal funds sold	—	1	0.00%	9,076	47	2.07%
Total interest-earning assets	274,572	4,289	6.25%	248,571	4,052	6.52%

Allowance for credit losses	(2,579)			(2,097)
Non-interest bearing assets:
Cash and due from banks	6,563			5,348
Premises and equipment	4,892			4,983
Accrued interest receivable	1,610			1,639
Other assets	18,726			7,656
Total average assets	$303,784			$266,100

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand	$16,067	$5	0.13%	$14,022	$9	0.26%
Money market savings	1,328	1	0.24%	1,822	3	0.66%
Savings deposits	5,360	7	0.49%	5,528	14	1.01%
Time deposits >$100M	55,302	523	3.78%	60,032	711	4.74%
Time deposits <$100M	98,607	884	3.59%	71,304	817	4.58%
Other Borrowing	76,396	1,103	5.78%	66,983	863	5.15%
Total interest-bearing liabilities	253,060	2,523	3.99%	219,691	2,417	4.40%

Non-interest bearing liabilities:
Noninterest-bearing checking	29,423			25,188
Accrued interest payable	1,464			2,102
Other liabilities	4,280			4,753
Total Liabilities	288,227			251,734
Total shareholders equity	15,557			14,366
Total average liabilities and shareholders equity	$303,784			$266,100
Net interest income		$1,766			$1,635
Interest income as a percentage of average earning assets			6.25%			6.52%
Interest expense as a percentage of average earning assets			3.68%			3.89%
Net yield on interest earning assets			2.57%			2.63%
Net interest spread			2.26%			2.12%

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans	$170,665	$5,689	6.67%	$169,528	$6,711	7.92%
Time deposits – in other banks	3,754	10	0.55%	739	12	3.34%
Investment securities – taxable	56,984	1,623	5.69%	52,311	1,422	5.44%
Investment securities – nontaxable	42,253	1,646	7.79%	12,530	435	6.94%
Federal funds sold	—	—	—	10,977	151	2.75%
Total interest-earning assets	273,656	8,968	6.55%	246,085	8,731	7.10%

Allowance for credit losses	(2,489)			(2,063)
Non-interest bearing assets:
Cash and due from banks	14,118			6,361
Premises and equipment	4,926			4,940
Accrued interest receivable	1,759			1,407
Other assets	19,039			6,562
Total average assets	$311,009			$263,292

Liabilities and Shareholders’ Equity:
Interest Bearing Liabilities:
Interest-bearing demand	$14,945	$10	0.14%	$13,804	$17	0.25%
Money market savings	1,465	2	0.24%	1,759	6	0.73%
Savings deposits	5,622	14	0.49%	5,902	31	1.06%
Time deposits >$100M	55,582	1,068	3.84%	60,862	1,482	4.87%
Time deposits <$100M	97,050	1,822	3.76%	69,094	1,642	4.75%
Other Borrowing	84,643	1,980	4.68%	65,297	1,728	5.29%
Total interest-bearing liabilities	259,307	4,896	3.78%	216,718	4,906	4.53%

Non-interest bearing liabilities:
Noninterest-bearing checking	31,662			25,690
Accrued interest payable	1,611			2,060
Other liabilities	2,872			4,313
Total Liabilities	295,452			248,781
Total shareholders equity	15,557			14,511
Total average liabilities and shareholders equity	$311,009			$263,292
Net interest income		$4,072			$3,825
Interest income as a percentage of average earning assets			6.55%			7.10%
Interest expense as a percentage of average earning assets			3.58%			3.99%
Net yield on interest earning assets			2.97%			3.11%
Net interest spread			2.77%			2.57%

Rate and Volume Analysis:

The following tables show the increase or decrease in interest income, interest expense and net interest income, resulting from changes in rates and volumes, for the three months and six months ended June 30, 2009 compared with the same period in 2008.

	Increase (decrease) in the three months ended
	June 30, 2009 compared with June 30, 2008
(dollars in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$30	$(296)	$(266)
Time deposits - in other banks	5	—	5
Invest securities - taxable	(130)	59	(71)
Invest securities - nontaxable	533	82	615
Federal funds sold	(46)	—	(46)
	392	(155)	237

Increase (decrease) in interest expense:
Interest-bearing demand	1	(5)	(4)
Money market savings	(1)	(1)	(2)
Savings deposits	—	(7)	(7)
Time deposits >$100M	(56)	(132)	(188)
Time deposits <$100M	313	(246)	67
Other Borrowing	121	119	240
	378	(272)	106
Increase in net interest income:	$14	$117	$131

	Increase (decrease) in the six months ended
	June 30, 2009 compared with June 30, 2008
(dollars in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$45	$(1,067)	$(1,022)
Time deposits - in other banks	49	(51)	(2)
Invest securities - taxable	127	74	201
Invest securities - nontaxable	1,032	178	1,210
Federal funds sold	(151)	—	(151)
	1,102	(866)	236

Increase (decrease) in interest expense:
Interest-bearing demand	1	(9)	(8)
Money market savings	(1)	(3)	(4)
Savings deposits	(1)	(16)	(17)
Time deposits >$100M	(129)	(286)	(415)
Time deposits <$100M	665	(484)	181
Other Borrowing	512	(260)	252
	1,047	(1,058)	(11)
Increase in net interest income:	$55	$192	$247

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

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At June 30, 2009 and 2008 the Bank’s allowance stood at 1.74 percent and 1.26 percent of total loans, respectively.

Provisions made to ALLL during the six months ended June 30, 2009 were $646,000 compared to no provisions for the same period in 2008.  Loans charged off during the six months ended June 30, 2009 totaled $134,000 compared to no charge offs for the same period in 2008.  Recoveries totaled $1,000 during the six months ended June 30, 2009 and 2008.

During the six months ended June 30, 2009, $4,155,000 of loans secured by real estate were foreclosed and transferred to other real estate owned and $914,000 was funded for the completion of a construction project in other real estate owned.

The Bank’s non-performing (delinquent 90 days or more and on non-accrual) net loans as a percentage of total loans were 4.09 percent and 2.60 percent as of the end of June 30, 2009 and 2008, respectively.  The significant increase in non-accrual loans is primarily attributable to the continued economic slowdown and the softening of the real estate market.

Non-Interest Income

Total non-interest income for the second quarter 2009 was $2,710,000 compared with $1,227,000 for the same period in 2008.  The increase of $1,483,000 was due primarily to an increase of $756,000 in gains on sales of securities and an increase of $525,000 in merchant discount fees during the second quarter of 2009.

Total non-interest income was $4,303,000 during the first half of 2009 compared to $3,017,000 during the first half of 2008.  The increase of $1,286,000 was due primarily to increases of $686,000 in gains on sales of securities, $945,000 in merchant discount fees, a mark to market loss of $41,000 on trading assets compared to a loss of $585,000 in 2008, partially offset by income of $694,000 related to the Visa, Inc. initial public stock offering booked in 2008.

Non-Interest Expense

Salary and benefits expense for the second quarter of 2009 decreased $127,000 compared with the same period in 2008.  Salary and benefits expense for the first half of 2009 decreased $434,000 compared with the same period in 2008.  The decreases were due to elimination of bonus accruals and the elimination of three positions during the fourth quarter of 2008.

Total occupancy and equipment expense for the second quarter of 2009 was $254,000 compared to $234,000 for the same period in 2008.  The increase was primarily due to increases of $20,000 in rental expense and an $8,000 increase in depreciation expense, partially offset by a $9,000 decrease in janitorial expense.  Total occupancy and equipment expense for the six months ended June 30, 2009 was $515,000 compared to $472,000 for the same period in 2008.  The increase was primarily due to increases of $24,000 in rental expense and an $18,000 increase in depreciation expense.

Professional fees for the second quarter of 2009 were $464,000 compared to $63,000 for the same period in 2008.  Professional fees for the six months ended June 30, 2009 were $527,000 compared to $117,000 for the same period in 2008.  The increases were primarily due to increases in accounting/audit expense and loan collection expense.

Data processing expense for the second quarter of 2009 was $91,000 compared to $90,000 for the same period in 2008.  Data processing expense for the six months ended June 30, 2009 was $180,000 compared to $191,000 for the same period in 2008, which was a decrease of $11,000 primarily due to continued efforts control expenses.

Other general and administrative expenses for the second quarter of 2009 totaled $1,316,000 compared with $963,000 for the same period in 2008, which is an increase of $353,000.  Significant changes occurred in the following categories; increases occurred in merchant credit card processing expense of $392,000, FDIC insurance premiums of $82,000, and loan expense of $30,000, while decreases occurred in other operational charge offs $22,000, stationery/supplies of $17,000, club account expense $12,000, messenger and freight of $7,000 and director fees of $5,000.

Other general and administrative expenses for the first half of 2009 totaled $2,546,000 compared with $1,691,000 for the same period in 2008, which is an increase of $855,000.  Significant changes occurred in the following categories; increases occurred in merchant credit card processing expense of $650,000, FDIC insurance premiums of $97,000, loan expense of $45,000, ATM expense of $20,000, credit card program of $18,000, security expense of $17,000 and in 2008 a credit of $110,000 resulted from the reversal of an accrued loss reserve for Visa, Inc. lawsuit settlement; while decreases occurred in business development expense of $28,000, stationery/supplies of $20,000, postage of $16,000, messenger and freight of $13,000 and advertising of $12,000.

OREO expenses and provision for possible losses on OREO for the second quarter and first half of 2009 totaled $221,000 and $629,000, respectively compared to $532,000 in provisions during the same periods in 2008.

Provision for Income Taxes

The tax provision was $173,000 for the six months ended June 30, 2009 compared to tax provision of $844,000 for the same period in 2008, representing 13.82% and 49.65% of pre-tax income for those periods.  The decrease in the effective tax rate for 2009 is a direct result of the Bank’s investing in tax-exempt securities and recognition of a tax benefit for losses on trading assets.

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

LOANS

Average loans represented 62.36% of average earning assets and 54.87% of average total assets for the six months ended June 30, 2009 compared with 68.89% and 64.39%, respectively during 2008. For the six months ended June 30, 2009, average loans increased 0.67% to $170,665,000 from $169,528,000 for the same period in 2008.  Average real estate loans increased $4,617,000 (4.01%), average construction loans decreased $8,279,000 (36.20%), average commercial loans increased $4,237,000 (13.85%), and average installment loans increased $562,000 (62.03%).

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

The Bank is a recognized leader for Small Business Administration (SBA) lending in Monterey County, and holds SBA’s coveted Preferred Lender Status.  Generally, SBA loans are guaranteed, by the SBA, for 75 to 85 percent of their principal amount, which can be retained in the loan portfolio or sold to investors.  Such loans are made at floating interest rates, generally with longer terms (up to 25 years) than are available on a conventional loan basis to small businesses.  The unguaranteed portion of the loans, although generally supported by collateral, is considered to be more risky than conventional commercial loans because they may be based upon credit standards the Bank would not otherwise apply, such as lower cash flow coverage, or longer repayment terms.

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

In relation to SBA loans sold, the Bank generally repurchases from the secondary market the guaranteed portion of SBA guaranteed loans when those loans are placed on non-accrual status.  After the foreclosure and collection process is complete, the SBA reimburses the Bank for this principal balance.  Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to the Bank.  The information provided in the following table is net of the $3,107,000 guaranteed by the Small Business Administration.

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”):

	Six months as of		Twelve months as of
	June 30,		December 31,
	2009	2008	2008
	(Dollars in thousands)
Accruing, past due 90 days or more:
Real Estate	$—	$—	$—
Commercial	—	—	—
Installment	—	—	—
Other	—	—	—
Total accruing	—	—	—

Nonaccrual Loans:
Real Estate	5,320	2,640	6,876
Commercial	1,563	1,394	215
Installment	—	155	—
Other	—	—	—
Total nonaccrual	6,883	4,189	7,091

Total nonperforming	6,883	4,189	7,091
OREO	12,020	2,668	7,364
	$18,903	$6,857	$14,455

Total loans end of period	168,442	161,533	169,868

Ratio of nonperforming loans to total loans at end of period	4.09%	2.60%	4.18%

Ratio of nonperforming assets to total loans and OREO at end of period	10.47%	4.18%	8.16%

Summary of Loan Loss Experience

			As of the
	As of the period		Year ended
	Ended June 30,		December 31,
	2009	2008	2008
	(Dollars in thousands)
Average loans outstanding	$170,665	$169,528	$166,960

Total loans outstanding at end of the period	$168,442	$161,533	$169,868

Allowance, beginning of period	$2,413	$2,028	$2,028

Loans charged off during period:
Commercial	13	—	187
Installment	35	—	—
Real Estate	86	—	563
Other	—	—	—
Total charge offs	134	—	750

Recoveries during period:
Commercial	1	1	3
Installment	—	—	—
Real Estate	—	—	—
Other	—	—	—
Total recoveries	1	1	3

Net Loans charged off during the period	133	(1)	747

Additions to allowance for possible loan losses	646	—	1,132

Allowance, end of period	$2,926	$2,029	$2,413

Ratio of net loans charged off to average loans outstanding during the period	0.08%	0.00%	0.45%

Ratio of allowance to total loans at end of period	1.74%	1.26%	1.42%

Ratio of nonperforming loans to allowance for loan losses at end of period	235.24%	48.44%	293.82%

Non-performing Assets

The following table presents information with respect to nonperforming assets, as of the dates indicated. The non-accrual loans are net of the guaranteed portion of SBA loans and the

OREO was acquired through foreclosure.  The OREO was recorded at fair value less selling costs on the date of acquisition.

			As of the
	As of the period		Year ended
	Ended June 30,		December 31,
	2009	2008	2008
	(Dollars in thousands)
Nonaccrual loans	$6,883	$4,189	$7,091
Other real estate owned, net (1)	12,020	2,668	7,364
Total nonperforming assets	$18,903	$6,857	$14,455

Nonperforming loans to total gross loans	4.09%	2.60%	4.18%
Nonperforming assets to total gross loans plus other real estate owned	10.47%	4.18%	8.16%

(1) net of reserve for foreclosed assets losses of $413,000

Deposits

Average interest bearing and non-interest bearing deposits for the six months ended June 30, 2009 were $206,326,000 an increase of 16.50% compared with the same period in 2008.  Average certificates of deposit represented 73.98% of average deposits for the six months ended June 30, 2009 compared with 73.38% for the same period in 2008.  Average interest bearing checking, money market and savings accounts as a group were 10.68% of average deposits for the six months ended June 30, 2009 compared with 12.12% for the same period in 2008.  Average non-interest bearing deposits represented 15.35% of average deposits for the six months ended June 30, 2009 compared with 14.51% for the same period in 2008.

The following table sets forth the scheduled maturities of the Corporation’s time deposits in denominations of $100,000 or greater at June 30, 2009:

Maturities of Time Deposits of

$100,000 or More

(Dollars in Thousands)

Three months or less	$12,387
Over three months through six months	16,448
Over six months through twelve months	14,868
Over twelve months	10,524
Total	$54,227

Borrowing

The Corporation has a line of credit with Marshall & Ilsley Bank in the amount of $3,000,000, at a floating interest rate based on the one-month LIBOR Rate plus 3.75% with a floor rate of 6.50% and a maturity date of November 15, 2009.  At June 30, 2009, the line of credit was fully advanced.

The Bank has lines of credit from the Federal Home Loan Bank (FHLB) of San Francisco, the Federal Reserve Bank of San Francisco, Bank of the West, Marshall & Ilsley Bank and The Independent Bank with remaining available borrowing capacity on June 30, 2009 of $683,000, $16,881,000, $4,500,000, $5,000,000 and $5,000,000, respectively.  The Federal Home Loan Bank line of credit has a maximum borrowing capacity of 25% of the Bank’s total assets, adjusted quarterly.  The Federal Home Loan Bank line of credit is secured by a portion of the Bank’s real estate secured loans and securities at June 30, 2009.  The total principal balance at June 30, 2009 of pledged loans and securities at the Federal Home Loan Bank was $39,728,000 and $27,727,000, respectively.  The Federal Reserve Bank discount window line is secured by a portion of the Bank’s securities at June 30, 2009.  At June 30, 2009, the total market value of securities pledged to the Federal Reserve Bank was $31,881,000 with an outstanding loan balance of $15,000,000.  The loan bears an interest rate of 0.50% and a maturity date of July 9, 2009.

The following table provides information on fourteen FHLB advances outstanding at June 30, 2009.

		Funding	Maturity
Amount	Rate	Date	Date
$1,000,000	7.72%	6/1/00	6/3/30
5,000,000	4.96%	11/14/05	11/15/10
2,250,000	4.75%	1/26/06	1/26/11
1,750,000	4.72%	1/26/06	1/26/11
1,500,000	5.52%	7/17/06	7/18/11
3,500,000	5.49%	7/17/06	7/18/11
1,000,000	5.22%	8/25/06	8/25/11
5,000,000	5.20%	7/30/07	7/30/12
2,500,000	4.88%	8/20/07	8/20/10
5,000,000	5.00%	9/18/07	9/18/14
3,000,000	4.84%	10/1/07	10/1/12
2,000,000	3.32%	5/14/08	5/16/11
5,000,000	3.57%	10/2/08	10/4/10
3,000,000	3.26%	11/21/08	11/2/11
$41,500,000

The Bank of the West, Marshall & Ilsley Bank and The Independent Bank federal funds lines of credit are unsecured.  The Bank did not utilize any overnight borrowings in 2009 or 2008.

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

Capital Resources

The Corporation maintains capital to comply with regulatory requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends.  At June 30, 2009, shareholders’ equity was $16,640,000 versus $14,352,000 at December 31, 2008.  The Corporation paid no cash dividends to shareholders for the six months ended June 30, 2009 and $450,000 for the year ended December 31, 2008.  The Bank paid cash dividends to the Corporation of $500,000 for the six months ended June 30, 2009 and no dividends for the year ended December 31, 2008.

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

In general, the risk-based capital guidelines provide detailed definitions of which obligations will be treated as capital, and assign different weights to various assets and off-balance sheet items, depending upon the perceived degree of credit risk associated with each asset.  Each asset is assigned to one of four risk-weighted categories.  For example, 0 percent for cash and unconditionally guaranteed government securities; 20 percent for deposits with other banks and fed funds; 50 percent for state bonds and certain residential real estate loans; and 100 percent for commercial loans and other assets.  Capital is categorized as either Tier 1 capital, consisting of common stock and retained earnings (or deficit), or Tier 2 capital, which includes limited-life preferred stock and allowance for loan losses (subject to certain limitations).  The guidelines also define and set minimum capital requirements to maintain Tier 1 capital of at least 4 % and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 capital to total risk-adjusted assets capital ratio of 12.12% and 11.30% at June 30, 2009 and 2008, respectively.  The Bank’s Tier 1 capital exceeds the minimum regulatory requirement by $16,918,000.  The Bank had a Total Risk-Based capital to risk-adjusted assets ratio of 13.38% and 12.42% at June 30, 2009 and 2008, respectively.  The Bank’s Total Risk-Based capital exceeds the minimum regulatory requirement by $11,194,000.

The Tier 1 leverage capital ratio guidelines require a minimum leverage capital ratio of 4% of Tier 1 capital to total assets less goodwill.  The Bank had a leverage capital ratio of 8.35% and 8.10% at June 30, 2009 and 2008, respectively.  The Bank’s Tier 1 leverage capital exceeds the minimum regulatory requirement by $13,154,000.  The Bank has initiated a plan to increase the leverage capital ratio to a minimum of 9% through earnings and by reducing its asset size.

Under regulatory guidelines, the $8 million in Trust Preferred Securities outstanding qualify as Tier 1 capital up to 25% of Tier 1 capital.  Any additional Trust Preferred Securities will qualify as Tier 2 capital.

The Corporation’s Board of Directors approved a stock repurchase program pursuant to which the Corporation, from time to time and at management’s discretion, may repurchase up to $500,000 of the Corporation’s outstanding shares.  The Corporation repurchased 20,678 shares of common stock at an average cost of $4.20 per share in open market transactions during the six months ending June 30, 2009.  The Corporation repurchased 46,010 shares of common stock at an average cost of $7.51 per share in open market transactions during 2008.

In October 2008, the Board and the holders of more than a majority of our issued and outstanding common stock approved by written consent, an amendment to the Corporation’s articles of incorporation (the “Amendment”).  The Amendment authorizes the Corporation to issue up to 10,000,000 shares of preferred stock, which may be issued from time to time in one or more series as determined by the Board.  The Board is authorized to designate all rights, preferences, privileges and restrictions attendant to each series as well as the number of shares authorized for issuance in each series of the preferred stock, which matters shall be expressed in resolutions adopted by the Board and filed with the Secretary of State of the state of California.  Additionally, the Amendment authorizes the Corporation to issue an additional 7,500,000 shares of common stock for a total of 10,000,000 shares of common stock authorized for issuance after the Amendment.  The Amendment became effective January 23, 2009. There were no shares issued as of June 30, 2009.

Other Regulatory Matters

The Federal Deposit Insurance Corporation requested the Bank consent to a regulatory order resulting from its 2008 Consumer Compliance Examination, which was completed in 2009.  The Bank does not agree with some of the provisions of the draft order and is seeking expert opinions regarding the matters at issue.  As a result of the Bank’s refusal to sign the order in accord with the FDIC’s time frame, the FDIC has indicated to the Bank that it will proceed with the Administrative Hearing process to issue the order. The FDIC is asserting that three credit and debit card programs operated by third-party vendors violated certain provision of Federal law, which the Bank disputes, and the FDIC is demanding that the Bank make restitution to affected customers and be subjected to a civil money penalty as a result of the alleged violations.  The Bank also believes that restitution and civil money penalty are inappropriate under the circumstances.  The FDIC is presently investigating the Bank’s involvement in the subject card programs utilizing its subpoena powers pursuant to statutory authority.  The financial and non-financial impact of this matter is not known as of the balance sheet date and as of the issuance date of this report.

Liquidity

Liquidity represents the ability to provide sufficient cash flows or cash resources in a manner that enables an entity to meet its obligations in a timely fashion and adequately provide for anticipated future cash needs.

For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings.  In addition, the Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $68,222,000, based on 25 percent of the Bank’s total assets as reported in the most recent quarterly Consolidated Reports of Condition and Income for a bank with Domestic Offices Only.  The line of credit is subject to pledging of acceptable collateral.  The Bank has a borrowing line with the Federal Reserve Bank of San Francisco secured a portion of the Bank’s securities, with available borrowing of $16,881,000 at June 30, 2009.  Additionally the Bank has unsecured federal funds lines of credit with Bank of the West of $4,500,000, Marshall & Ilsley Bank of $5,000,000 and The Independent Bank of $5,000,000 to meet temporary liquidity requirements.  Available borrowing capacities on June 30, 2009 were $4,500,000, $5,000,000 and $5,000,000, respectively.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets (“total liquidity”). Additionally the Bank maintains secondary sources of liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s total liquidity at June 30, 2009 and 2008 was 34.89% and 33.04%, respectively, while its average loan to average deposit ratio for such years was 82.72% and 95.72%, respectively.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors.  Additionally, deposits on which a financial institution pays an interest rate significantly higher than prevailing rates are considered to be brokered deposits.  Federal law and regulation restricts banks from soliciting or accepting brokered deposits, unless the bank is well capitalized under Federal guidelines.  The Bank had $1,025,000 in brokered deposits through the Certificate of Deposit Account Registry Service (CDARS) at June 30, 2009 compared with no brokered deposits at June 30, 2008.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  The following table shows the affect on net interest income of a 100 and a 200 basis point rate shock at June 30, 2009.  The table does not include projections for decreases in rates, as the Federal Funds target rate is currently between 0% and 0.25%.

Rate Shock Increase in Basis Points	Percent Increase in Net Interest Income
100	4.1%
200	10.0%

Investment Securities

The following table sets forth the book and market value of the investment securities, AFS at June 30, 2009:

	INVESTMENT PORTFOLIO MIX
	JUNE 30, 2009
(dollars in thousands)	Book Value	Market Value

Corporate Debt Securities	$11,826	$12,211
State/Local Agency Bonds	48,278	49,266
Mortgage Backed Securities	17,727	18,225
U.S. Government Agency Securities	10,000	9,840
Total	$87,791	$89,542

The following table sets forth the book and market value of the other investments at June 30, 2009

	INVESTMENT PORTFOLIO MIX
	JUNE 30, 2009
	Book Value	Market Value

Metrocities Mortgage, LLC	$10	$10
Federal Home Loan Bank stock, restricted	3,332	3,332
Northern California Bancorp, Inc. Trust I	93	93
Northern California Bancorp, Inc. Trust II	155	155
Independent Bankers Financial Corporation	51	51
Visa, Inc. Stock	426	426
	$4,067	$4,067

In addition, the Corporation maintains a trading account, at fair value, consisting of marketable securities.  At June 30, 2009 and December 31, 2008 the account value was $224,000 and $361,000, respectively.

The contractual maturities of investment securities as well as yields based on amortized cost of those securities at June 30, 2009 are shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

			After one year to		After five years to
	One year or less		five years		ten years		After ten years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
Corporate Debt Securities	$1,985	9.88%	$10,226	7.74%	$—	0.00%	$—	0.00%	$12,211	8.10%
Mortgage Backed Securities	—	0.00%	—	0.00%	3,671	7.29%	14,554	6.08%	18,225	6.33%
State/Local Agency Securities	—	0.00%	—	0.00%	393	4.91%	48,873	4.53%	49,266	4.54%
U.S. Government Agencies	—	0.00%	—	0.00%	—	0.00%	9,840	5.18%	9,840	5.18%
	$1,985	9.88%	$10,226	7. 74%	$4,064	7.05%	$73,267	4.93%	$89,542	5.45%

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

(b) Changes in Internal Controls:  In the quarter ended June 30, 2009, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factor that could significantly affect these controls.

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

The Bank, Charles T. Chrietzberg, Jr. and Timothy M. Leveque were named as defendants in a lawsuit filed April 29, 2009 in the Monterey County Court-Civil Division by First Foundation Bank.  The lawsuit involves claims related to two loan participations purchased by First Foundation Bank from Monterey County Bank.  The lawsuit seeks to the rescission of the participation agreements, payment of all principal and interest, damages, attorneys’ fees and costs.

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

Item 3.  Defaults upon Senior Securities

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

NORTHERN CALIFORNIA BANCORP, INC.

Date: August 13, 2009	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chairman of the Board &
Chief Executive Officer

Date: August 13, 2009	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and
Principal Accounting Officer