Form 10-Q
period 2009-09-30
NORTHERN CALIFORNIA BANCORP INC
filed 2009-11-13
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2009

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

As of November 12, 2009, the Corporation had 1,783,230 shares of common stock outstanding.

PART I-FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands except share data)	2009	2008
	(Unaudited)	(Audited)
ASSETS:
Cash and Due From Banks	$5,730	$16,348
Trading Assets	276	361
Time Deposits with other Financial Institutions	30,916	3,500
Investment Securities, available for sale (AFS) (Note 5)	43,853	93,353
Other Investments (Note 6)	4,068	3,852
Loans Held for Sale, at lower of cost or market	1,244	1,650
Loans, net of allowance for loan losses of $2,982 in 2009; $2,413 in 2008 (Note 7)	166,043	165,530
Bank Premises and Equipment, Net	4,810	4,988
Cash Surrender Value of Life Insurance	4,064	3,969
Other Real Estate Owned	13,923	7,364
Interest Receivable and Other Assets	6,001	5,286
Total Assets	$280,928	$306,201

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Non interest-bearing demand	$42,539	$25,812
Interest-bearing demand	15,313	14,240
Savings	6,011	6,159
Time less than $100,000	95,006	88,188
Time in denominations of $100,000 or more	59,023	55,331
Total Deposits	217,892	189,730

Short-term borrowed funds	3,000	18,000
Federal Home Loan Bank Borrowed Funds	29,000	66,500
Junior Subordinated Debt Securities	8,248	8,248
Payable for Investment Securities Purchased	—	3,050
Interest Payable and Other Liabilities	5,964	6,321
Total Liabilities	264,104	291,849

Shareholders’ Equity:
Common Stock - No Par Value
Authorized 10,000,000 in 2009 and 2,500,000 in 2008
Outstanding:1,783,230 in 2009 and 1,803,908 in 2008	5,088	5,173
Retained Earnings	11,304	9,481
Accumulated Other Comprehensive Income (Loss) (Note 8)	432	(302)
Total Shareholders’ Equity	16,824	14,352
Total Liabilities & Shareholders’ Equity	$280,928	$306,201

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE-MONTH PERIOD ENDED		NINE-MONTH PERIOD ENDED
	September 30,		September 30,
(in thousands except for share data)	2009	2008	2009	2008
INTEREST INCOME:
Loans	$2,550	$2,863	$8,239	$9,574
Time deposits with other financial institutions	4	4	14	16
Investment securities	1,037	1,018	3,795	2,740
Federal funds sold	—	58	1	209
Total Interest Income	3,591	3,943	12,049	12,539

INTEREST EXPENSE:
Interest-bearing transaction accounts	5	13	17	37
Savings and time deposit accounts	862	833	2,698	2,506
Time deposits in denominations of $100,000 or more	532	647	1,600	2,129
Notes payable and other	988	906	2,968	2,633
Total Interest Expense	2,387	2,399	7,283	7,305

Net Interest Income	1,204	1,544	4,766	5,234
Provision for loan losses	1,272	250	1,918	250
Net interest income (loss), after provision for loan losses	(68)	1,294	2,848	4,984

NON-INTEREST INCOME:
Service charges on deposit accounts	148	168	493	572
Income from sales and servicing of Small Business Administration Loans	219	69	316	285
Gain on sales of securities	2,018	—	3,153	449
Other income	1,687	896	4,413	2,844
Total non-interest income	4,072	1,133	8,375	4,150

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	828	881	2,398	2,885
Occupancy and Equipment Expense	254	243	769	715
Foreclosed assets, net	163	76	792	608
Professional Fees	172	50	699	167
Data Processing	67	86	247	277
Other general and administrative	1,479	980	4,025	2,671
Total non-interest expense	2,963	2,316	8,930	7,323

Income before tax provision (benefit)	1,041	111	2,293	1,811
Income tax provision (benefit)	297	(43)	470	801
Net income	$744	$154	$1,823	$1,010

Earnings per common share
Basic	$0.417	$0.085	$1.016	$0.552
Diluted	$0.416	$0.085	$1.014	$0.543

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other Comprehensive
	Number of	Common	Retained	Income
(in thousands except share data)	Shares	Stock	Earnings	(Loss)	Total
Balance at December 31, 2007	1,845,918	$5,502	$8,831	$101	$14,434

Cumulative effect - application of new accounting standard EITF 06-4 and EITF 06-10	—	—	(362)	—	(362)

Comprehensive income:
Net income for the year	—	—	1,462	—	1,462
Change in net unrealized gain on AFS securities and other assets, net of tax reclassification adjustment and tax effect	—	—	—	(403)	(403)
Total comprehensive income					1,059
Stock repurchase	(46,010)	(341)	—	—	(341)
$ 0.25 per share dividend	—	—	(450)	—	(450)
Exercise of stock options, including tax benefit	4,000	12	—	—	12

Balance at December 31, 2008 (Audited)	1,803,908	5,173	9,481	(302)	$14,352

Comprehensive income:
Net income for the year	—	—	1,823	—	1,823
Change in net unrealized loss on AFS securities and other assets, net of tax reclassification adjustment and tax effect	—	—	—	734	734
Total comprehensive income					2,558
Stock repurchase	(20,678)	(85)	—	—	(85)

Balance at September 30, 2009 (Unaudited)	1,783,230	$5,088	$11,304	$432	$16,824

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,823	$1,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	255	228
Realized gain on sales of available for sale securities, net	(3,153)	(449)
Amortization of deferred loan fees, net	75	243
Amortization (accretion) of discounts and premiums on investment securities, net	(272)	(161)
Provision for loan losses	1,918	250
Provision for foreclosed asset losses	522	—
Loss on sale of other real estate owned	67	—
Increase in cash surrender value of life insurance	(95)	(92)
Deferred income tax (benefit) provision	(322)	30
(Increase) decrease in assets:
Trading assets	85	633
Loans held for sale	406	639
Interest receivable	1,174	10
Other assets	(1,546)	1,317
Increase (decrease) in liabilities
Interest payable	(541)	(476)
Other liabilities	463	1,571
Net cash provided by operating activities	859	4,753

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in time deposits with other financial institutions	(27,416)	(6,500)
Activity in available for sale securities
Sales	129,868	33,763
Maturities, prepayments, and calls	(5,219)	3,000
Purchases	(74,281)	(73,801)
Net increase in loans	(11,313)	(11,270)
Loan sales	—	12,781
Proceeds from sale of other real estate owned	2,491	—
Investment in other real estate owned	(1,111)	—
Additions to bank premises and equipment	(73)	(407)
Net cash provided (used) by investing activities	12,946	(42,434)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	28,162	14,779
Proceeds from borrowings	5,000	11,340
Repayments on borrowing, net	(57,500)	—
Proceeds from exercise of stock options	—	12
Repurchase of common stock	(85)	(341)
Net cash provided (used) by financing activities	(24,423)	25,790

Net decrease in cash and cash equivalents	(10,618)	(11,891)

CASH AND CASH EQUIVALENTS, BEGINNING	16,348	20,153

CASH AND CASH EQUIVALENTS, ENDING	$5,730	$8,262

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

Basis of Presentation

The interim condensed consolidated financial statements of Northern California Bancorp, Inc. and Monterey County Bank are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the consolidated financial position and operating results of the Corporation for the interim periods.  The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009.  The year-end consolidated balance sheet data at December 31, 2008 was derived from the audited financial statements.  All material intercompany balances and transactions have been eliminated in consolidation.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Corporation’s Form 10-K for the fiscal year ended December 31, 2008.

(NOTE 2) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value”.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the periods beginning on October 1, 2009.   We are assessing the impact of ASU 2009-05 on our financial condition, results of operations, and disclosures.

In June 2009, the FASB issued ASU No. 2009-01 (formerly Statement No. 168), “Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification and the

Hierarchy of Generally Accepted Accounting Principles.” The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative.  The Codification is effective for interim or annual reporting periods ending after September 15, 2009.  We have made the appropriate changes to GAAP references in our financial statements.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167).  SFAS 167 amends the consolidation guidance applicable to variable interest entities.  The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities (QSPEs) that are currently excluded from the scope of FIN 46(R).  SFAS 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  We do not believe that the adoption of SFAS 167 has an impact on our consolidated financial statements.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (SFAS No. 166).  SFAS 166 amends the derecognition accounting and disclosure guidance relating to SFAS 140.  SFAS 166 eliminates the exemption from consolidation for QSPEs. It also requires a transferor to evaluate all existing QSPEs to determine whether they must be consolidated in accordance with SFAS 166.  SFAS 166 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  We are assessing the impact of SFAS 166 on our financial condition, results of operations, and disclosures.

In May 2009, the FASB issued Accounting Standards Codification (ASC) 855 (formerly Statement No. 165), “Subsequent Events”.  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  ASC 855 is effective for interim or annual periods ending after June 15, 2009.  We have adopted the provisions of ASC 855 and it did not have a significant impact on the consolidated financial statements.

In April 2009, the FASB issued ASC 825 (formerly FASB Staff Position (FSP) 107-1 and APB 28-1), “Interim Disclosures about Fair Value of Financial Instruments.”  ASC 825 requires a public entity to provide disclosures about fair value of financial instruments in interim financial information.  ASC 825 is effective for interim and annual financial periods ending after June 15, 2009.  As a result of adopting the provisions of ASC 825 on June 30, 2009, we are now disclosing information about the fair value of our financial instruments on a quarterly basis.

In April 2009, the FASB issued ASC 320 (formerly Staff Position FAS 115-2, FAS 124-2 and EITF 99-20-2), “Recognition and Presentation of Other-Than-Temporary-Impairment.”  ASC 320 (i) changes existing guidance for determining whether an impairment of debt securities is other than temporary and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under ASC 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  ASC 320 is effective for interim and annual periods ending after June 15, 2009.  We adopted the provisions of ASC 320 on April 1, 2009.  The adoption of ASC 320 in the second quarter of 2009 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued ASC 820 (formerly FSP FAS 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  ASC 820 affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique.  ASC 820 is effective for interim and annual periods ending after June 15, 2009.  We adopted the provisions of ASC 820 on April 1, 2009.  The provisions of ASC 820 did not have a material impact on our financial condition and results of operations.

(NOTE 3) STOCK BASED COMPENSATION

The Corporation’s compensation cost relating to share-based payment transactions is recognized in the financial statements based upon the fair value of the equity or liability instruments issued. Based on the stock-based compensation awards outstanding for the nine months ended September 30, 2009 and 2008, there was no stock-based compensation to expense.

Under the Corporation’s 1998 Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive stock options are granted at fair value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  Non-qualified stock options may be granted at prices not lower than 85% of the fair market value of the common stock on the date of grant.  The Board of Directors is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.  Under the Plan, 64,661 shares of common stock had been reserved for the granting of these options.  At September 30, 2009, 26,161 options were outstanding.  During 2009, no options were granted or exercised by officers, employees, and board members; while 36,000 options expired.  As of September 30, 2009, all options have been vested and all related compensation expense had been formerly expensed.

No further options may be granted under the 1998 Stock Option Plan.  The plan provided that options could be granted for a period of ten years from the date the plan was adopted by the Board.  The Board adopted the plan on April 16, 1998.  The plan remains in effect until all options granted under the Plan have been satisfied or expired.

Under the Corporation’s 2007 Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive stock options are granted at fair value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  The Board of Directors is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.  Under the Plan, 300,000 shares of common stock have been reserved for the granting of these options.  At September 30, 2009, no options have been granted under the 2007 stock option plan.  Thus, no pre-tax stock-based compensation expense was required for the nine months ended September 30, 2009 and 2008.

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

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

	Earnings per share Calculation
	For the three months ended September 30
	2009			2008
		Weighted			Weighted
(in thousands except per	Net	Average	Per Share	Net	Average	Per Share
share data)	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$744	1,783,230	$.417	$154	1,810,618	$0.085

Effect of dilutive shares assumed exercise of outstanding options	—	5,504	(0.001)	—	9,611	—
Diluted earnings per share	$744	1,788,734	$.416	$154	1,820,229	$0.085

	Earnings per share Calculation
	For the nine months ended September 30
	2009			2008
		Weighted			Weighted
(in thousands except per	Net	Average	Per Share	Net	Average	Per Share
share data)	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$1,823	1,793,910	$1.016	$1,010	1,830,699	$0.552

Effect of dilutive shares assumed exercise of outstanding options	—	3,244	(0.002)	—	30,411	(0.009)
Diluted earnings per share	$1,823	1,797,154	$1.014	$1,010	1,861,110	$0.543

(NOTE 5) INVESTMENT SECURITIES

The following table presents investment securities, available for sale at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
(dollars in thousands)	2009	2008
Available for sale:
Corporate Debt Securities	$—	$5,866
State/Local Agency	37,148	40,551
Mortgage Backed Securities	1,650	3,892
U.S. government Agencies	5,055	43,044
	$43,853	$93,353

(NOTE 6) OTHER INVESTMENTS

The following table presents the other investment securities at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
(dollars in thousands)	2009	2008
AT Services LLC	$—	$20
Federal Home Loan Bank stock, restricted	3,333	3,097
Independent Bankers Financial Corporation	51	51
Visa, Inc Class “B” Stock	426	426
Metrocities Mortgage, LLC	10	10
Northern California Bancorp, Inc. Trust I	93	93
Northern California Bancorp, Inc. Trust II	155	155
	$4,068	$3,852

(NOTE 7) LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

The following table presents information on loans and the allowance for possible loan losses at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
(dollars in thousands)	2009	2008
Commercial and Industrial	$34,211	$28,237
Construction	11,063	16,040
Real Estate - Mortgage	121,252	122,951
Installment	2,717	966
Government Guaranteed Loans Purchased	18	24
	169,261	168,218
Allowance for loan losses	(2,982)	(2,413)
Deferred origination fees, net	(236)	(275)
Net Loans	$166,043	$165,530

Balance at Beginning of Period	$2,413	$2,028
Recoveries	2	3
Provision for Possible Loan Losses	1,918	1,132
Loans Charged Off	(1,351)	(750)
Balance at End of Period	$2,982	$2,413

(NOTE 8) COMPREHENSIVE INCOME (LOSS):

The components of other comprehensive income (loss) and related tax effects for the nine month period ended September 30, 2009 and the year ended December 31, 2008 are as follows:

	September 30,	December 31,
(dollars in thousands)	2009	2008
Unrealized holding losses on AFS securities and other assets, net	$(1,819)	$(284)
Reclassification for (gains) losses realized in income	3,153	(449)
Net unrealized gains (losses)	1,334	(733)
Tax effect	(600)	330

Other comprehensive income (loss) net of tax	$734	$(403)

The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

	September 30,	December 31,
(dollars in thousands)	2009	2008
Unrealized holding gains (losses) on available for sale securities	$731	$(577)
Unrealized holding gains on available for sale asset strip receivable	54	27
Tax effect	(353)	248
Accumulated other comprehensive income (loss)	$432	$(302)

(NOTE 9) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	September 30
	2009	2008
Payments during the period ending:
Interest	$8,000	$7,400
Income Taxes	$458	$1,120

Noncash Investing and Financing Activities:
Transfer of loans to other real estate owned	$8,850	$6,349
Other real estate owned acquired by way of trade	$4,662	$—

(NOTE 10) FAIR VALUE MEASUREMENTS:

Authoritative guidance establishes a hierarchy for measuring fair value under generally accepted accounting principles (GAAP) in the United States of America and applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis. Fair value is measured in levels, which are described in more detail below, and is determined based on the observability and reliability of the assumptions used to determine fair value.

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

The Corporation measures and reports available-for-sale securities and mortgage servicing rights at fair value on a recurring basis. The following table shows the balances of these assets based on the designated levels.

	At September 30, 2009
(dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Investment securities — AFS and other	$47,921	$—	$47,921	$—

The Corporation may also be required, from time to time, to measure certain other non-financial assets at fair value on a non-recurring basis in accordance with GAAP. During the nine months ended September 30, 2009, the Corporation measured collateral dependent impaired loans and Other Real Estate Owned (OREO) at fair value. The assets are measured at fair value on a non-recurring basis and the following table provides the assets’ designated levels, as well as the fair value losses recognized during the nine months ended September 30, 2009.

(dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Losses for the nine months ended September 30, 2009
Impaired loans	$7,543	$—	$—	$7,543	$475
OREO	13,923	—	—	13,923	633
	$21,466	$—	$—	$21,466	$1,108

Current authoritative guidance requires interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Corporation’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Corporation’s financial instruments as of September 30, 2009 is shown below.

	September 30, 2009
	Carrying	Fair
(dollars in thousands)	Amount	Value
Financial Assets:
Cash and cash equivalents	$5,730	$5,730
Time deposits with other financial institutions	30,916	30,916
Trading assets	276	276
Investment securities , available for sale	43,853	43,853
Other investments	4,068	4,068
Loans, held for sale	1,244	1,244
Loans, net	166,043	186,857
Other real estate owned	13,923	13,923
Accrued interest receivable	954	954

Financial Liabilities:
Deposits	217,892	219,029
Long-term debt	37,248	38,749
Short-term debt	3,000	3,000
Accrued interest payable	1,293	1,293

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

At September 30, 2009 and December 31, 2008, such commitments to extend credit were $15,518,000 and $13,941,000, respectively, of undisbursed lines of credit, undisbursed loans in process, and commitment letters.

The Bank has two letters of credit issued by Federal Home Loan Bank of San Francisco. One letter of credit in the amount of $330,000, expiring April 17, 2011, is used to secure local agency deposits.  The beneficiary of the letter of credit is the Administrator of Local Agency Security, Department of Financial Institutions.  The other letter of credit in the amount of $1,300,000, expiring February 17, 2019, has MasterCard International Inc. as the beneficiary.

ITEM 2:             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements Regarding Forward-Looking Information

Except for historical information contained herein, the matters discussed or incorporated by reference in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), that involve substantial risks and uncertainties.  When used in this report, or in the documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” and similar expressions identify certain of such forward-looking statements.  Actual results of the Corporation and Monterey County Bank could differ materially from such forward-looking statements contained herein.  Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Bank operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Bank has no control); other factors affecting the Bank’s operations, markets, products and services; and other risks detailed in this Form 10-Q and in the Bank’s other reports filed with the Federal Deposit Insurance Corporation (FDIC) and pursuant to the rules and regulations of the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  The Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date thereof.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Corporation’s financial statements and accompanying notes.  Management believes that the judgments, estimates and assumptions used in preparation of the Corporation’s financial statements are appropriate given the factual circumstances as of September 30, 2009.

Various elements of the Corporation’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Corporation’s results of operation.  In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Corporation’s financial statements to those judgments, estimates and assumptions, is critical to an understanding of the Corporation’s financial statements.  This policy relates to the methodology that determines the Corporation’s allowance for loan losses.  Management has discussed the development and selection of this critical accounting policy with the Corporation’s Audit Committee of the Board of Directors.  Although Management believes the level of the allowance at September 30, 2009 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time.  For further information regarding the allowance for loan losses see “Provision and Allowance for Loan Losses” included elsewhere herein.

OVERVIEW of the Results of Operations and Financial Condition

Results of Operations Summary

Third quarter 2009 compared to third quarter 2008

Net income for the quarter ended September 30, 2009 was $744,000 compared with $154,000 for the quarter ended September 30, 2008. Basic earnings per share for the third quarter of 2009 were $0.416, compared to $0.084 for the third quarter of 2008. The Corporation’s annualized return on average equity was 17.34% and annualized return on average assets was 1.03% for the quarter ended September 30, 2009, compared to a return on average equity of 4.80% and a return on assets of 0.23% for same quarter in 2008. The primary reasons for the change in net income during the third quarter of 2009 are as follows:

The net interest spread decreased from 2.21% to 1.73%, due primarily to a decline of 50 basis points in the yield on interest-earning assets while the rate paid on interest bearing liabilities declined 2 basis points.  As a result, net interest income decreased $340,000 or 22.02% during the three months ended September 30, 2009.  Total interest earned on loans decreased $313,000 and interest on federal funds sold decreased $58,000 during the third quarter of 2009 compared with the same period in 2008.

The provision for loan losses was $1,272,000 during the third quarter of 2009 compared to $250,000 during the third quarter of 2008.  The increase was due to continued economic pressures, particularly in the real estate industry in the Corporation’s market area.

Total non-interest income was $4,072,000 during the third quarter of 2009 compared to $1,133,000 during the third quarter of 2008.  The increase of $2,939,000 was due primarily to increases of $2,018,000 in gains on sales of securities, $469,000 in merchant discount fees, $126,000 in credit card program fees and $150,000 in gains from sales of the guaranteed portion of Small Business Administration Loans during the third quarter of 2009.

Total non-interest expense was $2,963,000 during the third quarter of 2009 compared to $2,316,000 during the third quarter of 2008.  The increase of $647,000 was due primarily to increases of $499,000 in other general and administrative expense, $122,000 in professional fees, $87,000 in expenses related to foreclosed assets, and a decrease of $53,000 in salaries and employee benefits.

Nine months ended September 30, 2009 compared to the same period in 2008

For the nine months ended September 30, 2009 net income was $1,823,000, compared to $1,010,000 for the nine months ended September 30, 2008, an increase of 80.50%.  Basic earnings per share for the nine months ended September 30, 2009 were $1.016, compared to $0.552 for the nine months ended September 30, 2008. The Corporation’s annualized return on average equity was 15.15% and annualized return on average assets was 0.80% for the nine months ended September 30, 2009, compared to a return on average equity of 9.63% and a return on assets of 0.51% for same period in 2008. The primary reasons for the change in net income during the nine months ended September 30, 2009 are as follows:

Net interest income for the nine months ended September 30, 2009 declined $468,000.  Net interest spread increased from 2.44% to 2.54%, due primarily to rate paid on interest-bearing liabilities declining 53 basis points, partially offset by a decline of 42 basis points in the yield on interest-earning assets.  Total interest earned on loans decreased $1,335,000 and interest on federal funds sold decreased $208,000 while interest earned on investment securities increased $1,055,000 during the third quarter of 2009 compared with the same period in 2008.

The provision for loan losses was $1,918,000 during the nine months ended September 30, 2009 compared to $250,000 during the same period in 2008.  The increase was due to continued economic pressures, particularly in the real estate industry in the Corporation’s market area.

Total non-interest income was $8,375,000 during the nine months ended September 30, 2009 compared to $4,150,000 during the same period in 2008.  The increase of $4,225,000 was due primarily to increases of $2,703,000 in gains on sales of securities, $1,413,000 in merchant discount fees, $102,000 increase in income from credit card/stored value card programs, a mark to market gain of $5,000 on trading assets compared to a loss of $721,000 in 2008, partially offset by income of $694,000 related to the Visa, Inc. initial public stock offering booked in 2008.

Total non-interest expense was $8,930,000 during the nine months ended September 30, 2009 compared to $7,323,000 during the same period in 2008.  The increase of $1,607,000 was due primarily to other general and administrative expenses increasing $1,354,000, professional fees increasing $532,000, expenses related to foreclosed assets increasing $184,000, and salaries and employee benefits decreasing $487,000.

The following table sets forth certain selected financial data and ratios of the Corporation for the three months and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands except share data)	2009	2008	2009	2008
Summary of Operating Results:

Total interest income	$3,591	$3,943	$12,049	$12,539
Total interest expense	2,387	2,399	7,283	7,305
Net interest income	1,204	1,544	4,766	5,234

Provision for loan losses	1,272	250	1,918	250
Net interest income (loss) after provision for loan losses	(68)	1,294	2,848	4,984

Total non-interest income	4,072	1,133	8,375	4,150
Total non-interest expenses	2,963	2,316	8,930	7,323

Income before tax provision (benefit)	1,041	111	2,293	1,811
Income tax provision (benefit)	297	(43)	470	801

Net income	$744	$154	$1,823	$1,010

Per Common Share Data:

Net income - Basic (1)	$0.417	$0.085	$1.016	$0.552
Net income - Diluted (2)	0.416	0.085	1.014	0.543
Book value, end of period	9.44	6.67	9.44	6.67
Average shares outstanding (3)	1,783,230	1,810,618	1,793,910	1,830,699

Balance Sheet Data:

Total loans, net of unearned income (4)	$167,287	$159,756	$167,287	$159,756
Total assets	280,929	276,606	280,929	276,606
Total deposits	217,892	182,111	217,892	182,111
Stockholders’ equity	16,824	12,117	16,824	12,117

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Selected Financial Ratios:

Return on average assets (5) (6)	1.03%	0.23%	0.80%	0.51%
Return on average stockholders’ equity (5) (6)	17.34%	4.80%	15.15%	9.62%
Net interest spread	1.73%	2.21%	2.54%	2.44%
Net yield on interest earning assets (5)	2.28%	2.63%	2.79%	2.95%
Avg shareholders’ equity to average assets (5)	5.93%	4.70%	5.29%	5.25%
Risked-Based capital ratios
Tier 1	10.47%	8.84%	10.47%	8.84%
Total	13.39%	13.89%	13.39%	13.89%
Total loans to total deposits at end of period (4)	76.78%	87.72%	76.78%	87.72%
Allowance for loan losses to total loans at end of period (4)	1.75%	1.40%	1.75%	1.40%
Nonperforming loans to total loans at end of period (4)	5.66%	3.23%	5.66%	3.23%
Net charge-offs to average loans (4)	0.70%	0.00%	0.79%	0.00%

(1)        Basic earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year.  The weighted average number of common shares used for this computation was 1,783,230 and 1,810,618 for the three months ended September 30, 2009 and 2008, respectively.  The weighted average number of common shares used for this computation was 1,793,910 and 1,830,699 for the nine months ended September 30, 2009 and 2008, respectively.

(2)        Diluted earnings per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,788,734 and 1,820,229 for the three months ended September 30, 2009 and 2008, respectively.  The weighted average number of shares used for this computation was 1,797,154 and 1,861,110 for the nine months ended September 30, 2009 and 2008, respectively.

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

Net interest income for the third quarter of 2009 was $1,204,000 compared to $1,544,000 for the third quarter of 2008, which was a decrease of $340,000 primarily resulting from decreases of $313,000 in interest on loans and $58,000 in interest on federal funds; partially offset by an increase of $19,000 in interest on investment securities and a $12,000 decrease in total interest expense.  Net interest income for the nine months ended September 30, 2009 was $4,766,000 compared to $5,234,000 for the same period in 2008, which was a decrease of $468,000 primarily resulting from decreases of $1,335,000 in interest on loans and $208,000 in interest on federal funds sold; partially offset by an $1,055,000 increase in interest on investment securities and a decrease in total interest expense of $22,000.

DISTRIBUTION, RATE AND YIELD ANALYSIS OF NET INTEREST INCOME:

The following tables show the consolidated average balances of earning assets, and interest-bearing liabilities; the amount of interest income and interest expense; the average yield or rate for each category of average interest-earning assets and average interest-bearing liabilities; and the net interest income and the net interest spread for the periods indicated.  Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on municipal bonds of $279,000 and $109,000 for the three months ended and $787,000 and $244,000 for the nine months ended September 30, 2009 and 2008, respectively.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:

Loans	$172,696	$2,550	5.91%	$162,905	$2,863	7.03%
Time deposits - in other banks	12,929	4	0.12%	603	3	1.99%
Investment securities - taxable	26,617	417	6.27%	57,201	770	5.38%
Investment securities - nontaxable	48,099	899	7.48%	18,939	359	7.58%
Federal funds sold	—	—	0.00%	11,640	58	1.99%
Total interest-earning assets	260,341	3,870	5.95%	251,288	4,053	6.45%

Allowance for credit losses	(2,977)			(2,032)
Non-interest bearing assets:
Cash and due from banks	6,166			6,713
Premises and equipment	4,843			5,086
Accrued interest receivable	1,648			1,666
Other assets	19,559			10,217
Total average assets	$289,580			$272,938

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest-bearing demand	$14,575	$4	0.11%	$15,802	$10	0.25%
Money market savings	1,292	1	0.31%	1,785	3	0.67%
Savings deposits	5,844	7	0.48%	6,728	17	1.01%
Time deposits >$100M	60,403	532	3.53%	58,815	647	4.40%
Time deposits <$100M	96,629	855	3.54%	72,329	816	4.51%
Other borrowings	47,541	988	8.31%	70,738	907	5.13%
Total interest-bearing liabilities	226,284	2,387	4.22%	226,197	2,400	4.24%

Non-interest bearing liabilities:
Noninterest-bearing checking	36,976			26,024
Accrued interest payable	1,376			1,851
Other liabilities	7,781			6,026
Total liabilities	272,417			260,098
Total shareholders equity	17,163			12,840
Total average liabilities and shareholders equity	$289,580			$272,938
Net interest income		$1,483			$1,653
Interest income as a percentage of average earning assets			5.95%			6.45%
Interest expense as a percentage of average earning assets			3.67%			3.82%
Net yield on earning assets			2.28%			2.63%
Net interest spread			1.73%			2.21%

	Nine months ended September 30, 2009			Nine Months Ended September 30, 2008
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans	$171,349	$8,239	6.41%	$167,304	$9,574	7.63%
Time deposits - in other banks	2,802	15	0.71%	693	16	3.08%
Investment securities - taxable	46,748	2,039	5.82%	53,962	2,192	5.42%
Investment securities - nontaxable	44,242	2,543	7.66%	14,682	794	7.21%
Federal funds sold	—	—	—	11,200	209	2.49%
Total interest-earning assets	265,141	12,836	6.45%	247,841	12,785	6.88%

Allowance for credit losses	(2,653)			(2,053)
Non-interest bearing assets:
Cash and due from banks	15,449			6,479
Premises and equipment	4,898			4,989
Accrued interest receivable	1,722			1,494
Other assets	18,450			6,995
Total average assets	$303,007			$265,745

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest-bearing demand	$14,821	$14	0.13%	$14,475	$27	0.25%
Money market savings	1,407	3	0.28%	1,768	10	0.75%
Savings deposits	5,697	21	0.49%	6,180	49	1.06%
Time deposits >$100M	57,207	1,600	3.73%	60,175	2,129	4.72%
Time deposits <$100M	96,908	2,677	3.68%	70,180	2,458	4.67%
Other borrowings	72,140	2,968	5.49%	66,474	2,634	5.28%
Total interest-bearing liabilities	248,180	7,283	3.91%	219,252	7,307	4.44%

Non-interest bearing liabilities:
Noninterest-bearing checking	34,188			25,787
Accrued interest payable	1,542			1,989
Other liabilities	3,058			4,727
Total liabilities	286,968			251,755
Total shareholders equity	16,039			13,990
Total average liabilities and shareholders equity	$303,007			$265,745
Net interest income		$5,553			$5,478
Interest income as a percentage of average earning assets			6.45%			6.88%
Interest expense as a percentage of average earning assets			3.66%			3.93%
Net yield on interest earning assets			2.79%			2.95%
Net interest spread			2.54%			2.44%

Rate and Volume Analysis:

The following tables show the increase or decrease in interest income, interest expense and net interest income, resulting from changes in rates and volumes, for the three months and nine months ended September 30, 2009 compared with the same period in 2008.

	Increase (decrease) in the three months ended
	September 30, 2009 compared with September 30, 2008
(dollars in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$172	$(485)	$(313)
Time deposits - in other banks	61	(60)	1
Investment securities - taxable	(412)	59	(353)
Investment securities - nontaxable	553	(13)	540
Federal funds sold	(58)	—	(58)
	316	(499)	(183)

Increase (decrease) in interest expense:
Interest-bearing demand	(1)	(5)	(6)
Money market savings	(1)	(1)	(2)
Savings deposits	(2)	(8)	(10)
Time deposits >$100M	17	(132)	(115)
Time deposits <$100M	274	(236)	38
Other borrowings	(297)	379	82
	(10)	(3)	(13)
Increase (decrease) in net interest income:	$326	$(496)	$(170)

	Increase (decrease) in the nine months ended
	September 30, 2009 compared with September 30, 2008
(dollars in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$232	$(1,567)	$(1,335)
Time deposits - in other banks	49	(50)	(1)
Investment securities - taxable	(293)	140	(153)
Investment securities - nontaxable	1,598	151	1,749
Federal funds sold	(209)	—	(209)
	1,377	(1,326)	51

Increase (decrease) in interest expense:
Interest-bearing demand	1	(14)	(13)
Money market savings	(2)	(5)	(7)
Savings deposits	(4)	(24)	(28)
Time deposits >$100M	(105)	(424)	(529)
Time deposits <$100M	936	(717)	219
Other borrowings	224	110	334
	1,050	(1,074)	(24)
Increase (decrease) in net interest income:	$327	$(252)	$75

Provision and Allowance for Loan and Lease Losses

The Corporation maintains a detailed, systematic analysis and procedural discipline to determine the amount of the allowance for loan and lease losses (“ALLL”).  The ALLL is based on estimates and is intended to be adequate to provide for probable losses inherent in the loan portfolio.  This process involves deriving probable loss estimates that are based on individual loan loss estimation, historical loss rates and management’s judgment.

The Corporation employs several methodologies for estimating probable losses.  Methodologies are determined based on a number of factors, including type of asset, risk rating, concentrations, and collateral value.

The Corporation calculates the required ALLL on at least a quarterly basis and makes adjusting entries quarterly. The review of the adequacy of the allowance takes into consideration such factors as concentrations of credit, changes in the growth, size and composition of the loan portfolio, overall and individual portfolio quality, review of specific problem loans, collateral, guarantees and economic conditions that may affect the borrowers’ ability to pay and/or the value of the underlying collateral.  Additional factors considered include: geographic location of borrowers, changes in the Company’s product-specific credit policy and lending staff experience.  These estimates depend on subjective factors and, therefore, contain inherent uncertainties.

The Corporation’s ALLL is maintained at a level believed adequate by management to absorb known and inherent probable losses on existing loans.  A provision for loan losses is charged to expense.  The allowance is charged for losses when management believes that full recovery on the loan is unlikely.  Generally, the Company charges off any loan classified as a “loss”; portions of loans which are deemed to be uncollectible; overdrafts which have been outstanding for more than 90 days; and, all other unsecured loans past due 120 or more days.  Subsequent recoveries, if any, are credited to the ALLL.

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At September 30, 2009 and 2008 the Bank’s allowance stood at 1.75 percent and 1.40 percent of total loans, respectively.

Provisions made to the ALLL during the nine months ended September 30, 2009 were $1,918,000 compared to $250,000 for the same period in 2008.  Loans charged off during the nine months ended September 30, 2009 totaled $1,351,000 compared to no charge offs for the same period in 2008.  Recoveries totaled $2,000 during the nine months ended September 30, 2009 and 2008.

During the nine months ended September 30, 2009, $8,850,000 of loans secured by real estate were foreclosed and transferred to other real estate owned and $1,111,000 was funded for the completion of a construction project in other real estate owned.  During the nine months ended September 30, 2009, other real estate owned assets amounting to $7,500,000 were sold at a loss of $67,000.

The Bank’s non-performing (delinquent 90 days or more and on non-accrual) net loans as a percentage of total loans were 5.66 percent and 3.23 percent as of the end of September 30,

2009 and 2008, respectively.  The significant increase in non-accrual loans is primarily attributable to the continued economic slowdown and the softening of the real estate market in which the Corporation operates.

Non-Interest Income

Total non-interest income for the third quarter 2009 was $4,072,000 compared with $1,133,000 for the same period in 2008.  The increase of $2,939,000 was due primarily to an increases of $2,018,000 in gains on sales of securities, $469,000 in merchant discount fees, $150,000 in income from sales and servicing of Small Business Administration loans, $126,000 in credit card/stored value card program fees and a mark to market gain of $46,000 on trading assets compared to a loss of $136,000 in 2008 during the third quarter of 2009.

Total non-interest income was $8,375,000 during the nine months ended September 30, 2009 compared to $4,150,000 during the first half of 2008.  The increase of $4,225,000 was due primarily to increases of $2,703,000 in gains on sales of securities, $1,413,000 in merchant discount fees, $102,000 in credit card/stored value card program fees and a mark to market gain of $5,000 on trading assets compared to a loss of $721,000 in 2008, partially offset by income of $694,000 related to the Visa, Inc. initial public stock offering booked in 2008.

Non-Interest Expense

Salary and benefits expense for the third quarter of 2009 decreased $53,000 compared with the same period in 2008.  Salary and benefits expense for the nine months ended September 30, 2009 decreased $487,000 compared with the same period in 2008.  The decreases were due to elimination of bonus accruals and the elimination of three positions during the fourth quarter of 2008.

Total occupancy and equipment expense for the third quarter of 2009 was $254,000 compared to $243,000 for the same period in 2008.  The increase was primarily due to increases of $6,000 in rental expense and an $8,000 increase in depreciation expense, partially offset by a $3,000 decrease in utilities expense.  Total occupancy and equipment expense for the nine months ended September 30, 2009 was $769,000 compared to $715,000 for the same period in 2008.  The increase was primarily due to increases of $33,000 in rental expense and a $26,000 increase in depreciation expense.

Professional fees for the third quarter of 2009 were $172,000 compared to $50,000 for the same period in 2008.  Professional fees for the nine months ended September 30, 2009 were $699,000 compared to $167,000 for the same period in 2008.  The increases were primarily due to increases in accounting/audit expense, legal fees associated with lawsuits related to various loans and loan collection expense.

Data processing expense for the third quarter of 2009 was $67,000 compared to $86,000 for the same period in 2008.  Data processing expense for the nine months ended September 30, 2009 was $247,000 compared to $277,000 for the same period in 2008, which was a decrease of $30,000 primarily due to continued efforts to control expenses.

Other general and administrative expenses for the third quarter of 2009 totaled $1,479,000 compared with $980,000 for the same period in 2008, which is an increase of $499,000.  Significant changes occurred in the following categories; increases occurred in merchant credit card processing expense of $291,000, FDIC regular and special assessment insurance premiums of $217,000, credit card/stored value card program expense of $83,000, loan expense of $40,000 and other operational charge offs $22,000, while decreases occurred in ATM expense of $92,000, stationery/supplies of $27,000 and business development expense of $17,000.

Other general and administrative expenses for the nine months ended September 30, 2009 totaled $4,025,000 compared with $2,671,000 for the same period in 2008, which is an increase of $1,354,000.  Significant changes occurred in the following categories; increases occurred in merchant credit card processing expense of $941,000, FDIC insurance premiums of $314,000 (includes a special assessment of $134,000), credit card/stored value card program expense of $110,000, loan expense of $85,000 and in 2008 a credit of $110,000 resulted from the reversal of an accrued loss reserve for Visa, Inc. lawsuit settlement; while decreases occurred in ATM expense of $72,000, stationery/supplies of $48,000, business development expense of $45,000, postage of $24,000.

OREO expenses and provision for possible losses on OREO for the third quarter and nine months ended September 30, 2009 totaled $163,000 and $792,000, respectively compared to $76,000 and $608,000 during the same periods in 2008.

Provision for Income Taxes

The tax provision was $470,000 for the nine months ended September 30, 2009 compared to tax provision of $801,000 for the same period in 2008, representing 20.50% and 44.23% of pre-tax income for those periods.  The decrease in the effective tax rate for 2009 is a direct result of the Bank’s investing in tax-exempt securities, increased taxable deductions for provisions to the allowance for loan and lease losses and recognition of a tax benefit for losses on trading assets.

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

LOANS

Average loans represented 64.63% of average earning assets and 56.55% of average total assets for the nine months ended September 30, 2009 compared with 67.50% and 62.96%, respectively during 2008. For the nine months ended September 30, 2009, average loans increased 0.67% to $171,349,000 from $167,304,000 for the same period in 2008.  Average real estate loans increased $6,855,000 (6.00%), average commercial loans increased $5,122,000 (17.03%), and average installment loans increased $806,000 (90.41%), while average construction loans decreased $8,738,000 (39.47%).

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

The Bank is a recognized leader for Small Business Administration (SBA) lending in Monterey County, and holds SBA’s coveted Preferred Lender Status.  Generally, SBA loans are guaranteed, by the SBA, for 75 to 90 percent of their principal amount, which can be retained in the loan portfolio or sold to investors.  Such loans are made at floating interest rates, generally with longer terms (up to 25 years) than are available on a conventional loan basis to small businesses.  The unguaranteed portion of the loans, although generally supported by collateral, is considered to be more risky than conventional commercial loans because they may be based upon credit standards the Bank would not otherwise apply, such as lower cash flow coverage, or longer repayment terms.

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

Non-performing and Non-accrual Loans

The Bank’s present policy is to cease accruing interest on loans which are past due as to principal or interest 90 days or more, except for loans which are well secured or when collection of interest and principal is deemed likely.  When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal and interest on the loan is available and in the process of collection.

In relation to SBA loans sold, the Bank generally repurchases from the secondary market the guaranteed portion of SBA guaranteed loans when those loans are placed on non-accrual status.  After the foreclosure and collection process is complete, the SBA reimburses the Bank for this principal balance.  Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to the Bank.  The information provided in the following table is net of the $1,437,000 guaranteed by the Small Business Administration.

At September 30, 2009 the Corporation had one loan with an outstanding principal balance of $899,000 which hard been restructured.  The loan is performing in accordance with the restructured loan terms.

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”):

	As of		As of
	September 30,		December 31,
	2009	2008	2008
	(Dollars in thousands)
Accruing, past due 90 days or more:

Real Estate	$2,112	$—	$—
Commercial	—	—	—
Installment	—	—	—
Other	—	—	—
Total accruing	2,112	—	—

Nonaccrual Loans:
Real Estate	5,961	3,929	6,876
Commercial	1,582	1,165	215
Installment	—	155	—
Other	—	—	—
Total nonaccrual	7,543	5,249	7,091

Total nonperforming loans	9,655	5,249	7,091
Other Real Estate Owned net	13,923	6,349	7,364
Total nonperforming assets	$23,578	$11,598	$14,455

Total loans end of period	170,505	162,323	169,868

Ratio of nonperforming loans to total loans at end of period	5.66%	3.23%	4.18%

Ratio of nonperforming assets to total assets	8.39%	4.19%	4.72%

Summary of Loan Loss Experience

			As of the
	As of the period		Year ended
	Ended September 30,		December 31,
	2009	2008	2008
	(Dollars in thousands)

Average loans outstanding	$171,349	$167,304	$166,960

Total loans outstanding at end of the period	$170,505	$162,323	$169,868

Allowance, beginning of period	$2,413	$2,028	$2,028

Loans charged off during period:
Commercial	13	—	187
Installment	30	—	—
Real Estate	1,308	—	563
Other	—	—	—
Total charge offs	1,351	—	750

Recoveries during period:
Commercial	2	2	3
Installment	—	—	—
Real Estate	—	—	—
Other	—	—	—
Total recoveries	2	2	3

Net loans charged off during the period	1,349	(2)	747

Additions to allowance for possible loan losses	1,918	250	1,132
Allowance, end of period	$2,982	$2,280	$2,413

Ratio of net loans charged off to average loans outstanding during the period	0.79%	0.00%	0.45%

Ratio of allowance to total loans at end of period	1.75%	1.40%	1.42%

Ratio of nonperforming loans to allowance for loan losses at end of period	323.78%	230.20%	293.82%

The following table provides a breakdown of the allowance for loan and lease losses by categories as of the dates indicated:

	As of the Period ended September 30,				As of the Year ended
	2009		2008		December 31, 2008
	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(Dollars in thousands)

Balance at End of Period Applicable to:

Construction	$112	6.5%	$96	10.6%	$163	9.4%
Commercial	645	20.8%	619	19.1%	634	17.6%
Installment	218	1.6%	29	0.5%	31	0.6%
Real Estate	1,996	71.1%	1,516	69.8%	1,569	72.4%
Unallocated	11		20		16
Total allowance for loan and lease losses	$2,982	100.0%	$2,280	100.0%	$2,413	100.0%

Total loans end of period	$170,505		$162,323		$169,868

Non-performing Assets

The following table presents information with respect to nonperforming assets, as of the dates indicated. The non-accrual loans are net of the guaranteed portion of SBA loans and the OREO was acquired through foreclosure.  The OREO was recorded at fair value less selling costs on the date of acquisition.

			As of the
	As of the period		Year ended
	Ended September 30,		December 31,
	2009	2008	2008
	(Dollars in thousands)
Nonperforming loans	$9,655	$5,249	$7,091
Other real estate owned, net (1)	13,923	6,349	7,364
Total nonperforming assets	$23,578	$11,598	$14,455

Nonperforming loans to total gross loans	5.66%	3.23%	4.18%
Nonperforming assets to total assets	8.39%	4.19%	4.72%

(1) net of reserve for foreclosed assets losses of $522,000 as of September 30, 2009 and $0 as of September 30, 2008 and December 31, 2008.

Deposits

Average interest bearing and non-interest-bearing deposits for the nine months ended September 30, 2009 were $210,228,000 an increase of 17.73% compared with the same period in 2008.  Average certificates of deposit represented 73.31% of average deposits for the nine months ended September 30, 2009 compared with 73.00% for the same period in 2008.  Average interest bearing checking, money market and savings accounts as a group were 10.43% of average deposits for the nine months ended September 30, 2009 compared with 12.56% for the same period in 2008.  Average non-interest bearing deposits represented 16.26% of average deposits for the nine months ended September 30, 2009 compared with 14.44% for the same period in 2008.

The following table sets forth the scheduled maturities of the Corporation’s time deposits in denominations of $100,000 or greater at September 30, 2009:

Maturities of Time Deposits of
$100,000 or More

(Dollars in Thousands)

Three months or less	$18,275
Over three months through six months	8,549
Over six months through twelve months	16,680
Over twelve months	15,519
Total	$59,023

Borrowings

The Corporation has a line of credit with Marshall & Ilsley Bank in the amount of $3,000,000, at a floating interest rate based on the one-month LIBOR Rate plus 3.75% with a floor rate of 6.50% and a maturity date of November 15, 2009. At September 30, 2009, the line of credit was fully advanced.

The Bank has lines of credit from the Federal Reserve Bank of San Francisco and the Federal Home Loan Bank (FHLB) of San Francisco with remaining available borrowing capacity on September 30, 2009 of $22,227,000 and $127,000, respectively. The Federal Reserve Bank discount window line is secured by a portion of the Bank’s investment securities at September 30, 2009. At September 30, 2009, the total book value of securities pledged to the Federal Reserve Bank was $24,695,000 with no outstanding loan balance. The Federal Home Loan Bank line of credit has a maximum borrowing capacity of 20% of the Bank’s total assets, adjusted quarterly. The Federal Home Loan Bank line of credit is secured by a portion of the Bank’s real estate secured loans and securities at September 30, 2009. The total principal balance at September 30, 2009 of pledged loans and securities at the Federal Home Loan Bank was $41,629,000 and $6,706,000, respectively.

The following table provides information on ten FHLB advances outstanding at September 30, 2009.

Amount	Rate	Funding Date	Maturity Date
$5,000,000	4.96%	11/14/05	11/15/10
1,750,000	4.74%	1/26/06	1/26/11
2,250,000	4.75%	1/26/06	1/26/11
3,500,000	5.51%	7/17/06	7/18/11
1,500,000	5.52%	7/17/06	7/18/11
1,000,000	5.22%	8/25/06	8/25/11
5,000,000	5.21%	7/30/07	7/30/12
3,000,000	4.85%	10/1/07	10/1/12
5,000,000	5.01%	9/18/07	9/18/14
1,000,000	7.72%	6/1/00	6/3/30
$29,000,000

The Bank has two letters of credit issued by Federal Home Loan Bank of San Francisco. One letter of credit in the amount of $330,000, expiring April 17, 2011, is used to secure local agency deposits. The beneficiary of the letter of credit is the Administrator of Local Agency Security, Department of Financial Institutions. The other letter of credit in the amount of $1,300,000, expiring February 17, 2019 has MasterCard International Inc. as the beneficiary.

Capital Resources

The Corporation maintains capital to comply with regulatory requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends. At September 30, 2009, shareholders’ equity was $16,824,000 versus $14,352,000 at December 31, 2008. The Corporation paid no cash dividends to shareholders for the nine months ended September 30, 2009 and $450,000 for the year ended December 31, 2008. The Bank paid cash dividends to the Corporation of $500,000 for the nine months ended September 30, 2009 and no dividends for the year ended December 31, 2008.

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

In general, the risk-based capital guidelines provide detailed definitions of which obligations will be treated as capital, and assign different weights to various assets and off-balance sheet items, depending upon the perceived degree of credit risk associated with each asset. Each asset is assigned to one of four risk-weighted categories. For example, 0 percent for cash and unconditionally guaranteed government securities; 20 percent for deposits with other banks and fed funds; 50 percent for state bonds and certain residential real estate loans; and 100 percent for commercial loans and other assets. Capital is categorized as either Tier 1 capital, consisting of common stock and retained earnings (or deficit), or Tier 2 capital, which includes limited-life preferred stock and allowance for loan losses (subject to certain limitations). The guidelines also define and set minimum capital requirements to maintain Tier 1 capital of at least 4.0% and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 capital to total risk-adjusted assets capital ratio of 13.39% and 12.17% at September 30, 2009 and 2008, respectively. The Bank’s Tier 1 capital exceeds the minimum regulatory requirement by $18,271,000. The Bank had a Total Risk-Based capital to risk-adjusted assets ratio of 14.64% and 13.39% at September 30, 2009 and 2008, respectively. The Bank’s Total Risk-Based capital exceeds the minimum regulatory requirement by $12,918,000.

The Tier 1 leverage capital ratio guidelines require a minimum leverage capital ratio of 4.0% of Tier 1 capital to total assets less goodwill. The Bank had a leverage capital ratio of 9.04% and 8.75% at September 30, 2009 and 2008, respectively. The Bank’s Tier 1 leverage capital exceeds the minimum regulatory requirement by $14,533,000. The Bank accomplished its plan, initiated earlier in the year, to increase the leverage capital ratio to a minimum of 9% through earnings and by reducing its asset size.

Under regulatory guidelines, the $8 million in Trust Preferred Securities outstanding qualify as Tier 1 capital up to 25% of Tier 1 capital. Any additional Trust Preferred Securities will qualify as Tier 2 capital.

The Corporation’s Board of Directors approved a stock repurchase program pursuant to which the Corporation, from time to time and at management’s discretion, may repurchase up to $500,000 of the Corporation’s outstanding shares. The Corporation repurchased 20,678 shares of common stock at an average cost of $4.20 per share in open market transactions during the nine months ending September 30, 2009. The Corporation repurchased 46,010 shares of common stock at an average cost of $7.51 per share in open market transactions during 2008.

In October 2008, the Board and the holders of more than a majority of our issued and outstanding common stock approved by written consent, an amendment to the Corporation’s articles of incorporation (the “Amendment”). The Amendment authorizes the Corporation to issue up to 10,000,000 shares of preferred stock, which may be issued from time to time in one or more series as determined by the Board. The Board is authorized to designate all rights, preferences, privileges and restrictions attendant to each series as well as the number of shares authorized for issuance in each series of the preferred stock, which matters shall be expressed in resolutions adopted by the Board and filed with the Secretary of State of the state of California. Additionally, the Amendment authorizes the Corporation to issue an additional 7,500,000 shares of common stock for a total of 10,000,000 shares of common stock authorized for issuance after the Amendment. The Amendment became effective January 23, 2009. There were no shares issued as of September 30, 2009.

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

For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers. In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings. In addition, the Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $58,456,000, based on 20 percent of the Bank’s total assets as reported in the most recent quarterly Consolidated Reports of Condition and Income for a bank with Domestic Offices Only. The line of credit is subject to pledging of acceptable collateral. At September 30, 2009, $127,000 in excess collateral was pledged. The Bank has a borrowing line with the Federal Reserve Bank of San Francisco secured a portion of the Bank’s securities, with available borrowing of $22,227,000 at September 30, 2009.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets (“total liquidity”). Additionally the Bank maintains secondary sources of liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets. Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing. The Bank’s total liquidity at September 30, 2009 and 2008 was 35.26% and 33.23%, respectively, while its average loan to average deposit ratio for such years was 81.51% and 93.69%, respectively.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. Additionally, deposits on which a financial institution pays an interest rate significantly higher than prevailing rates are considered to be brokered deposits. Federal law and regulation restricts banks from soliciting or accepting brokered deposits, unless the bank is well capitalized under Federal guidelines. The Bank had $6,300,000 in brokered deposits at September 30, 2009 compared with $2,656,000 in brokered deposits at September 30, 2008.

Deferral of Interest Payments on Trust Preferred Securities

The Corporation has exercised its rights in accordance with Section 2.11 Extension of Interest Payment Period of the Indentures dated March 27, 2003 for Northern California Bancorp, Inc. Trust I and November 3, 2003 for Northern California Bancorp, Inc. Trust II to defer interest payments for an undetermined period of time, not to exceed twenty (20) consecutive quarterly payments. The deferral of interest payments on Northern California Bancorp, Inc. Trust I was effective with the October 7, 2009 interest payment. The deferral of interest payments on Northern California Bancorp, Inc. Trust II was effective with the November 8, 2009 interest payment.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate. The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period. The following table shows the affect on net interest income of various rate shocks, expressed in basis points, at September 30, 2009. The table includes one projection for a decrease in rates, as the Federal Funds target rate is currently between 0% and 0.25%.

Rate Shock Increase in Basis Points	Percent Increase in Net Interest Income
-25	-2.0%
100	11.2%
200	24.9%
300	39.1%

Investment Securities

The following table sets forth the book and market value of the investment securities, AFS at September 30, 2009:

	INVESTMENT PORTFOLIO MIX SEPTEMBER 30, 2009
(dollars in thousands)	Book Value	Market Value

State/Local Agency Bonds	$36,473	$37,148
Mortgage Backed Securities	1,649	1,650
U.S. Government Agency Securities	5,000	5,055
Total	$43,122	$43,853

The following table sets forth the book and market value of the other investments at September 30, 2009:

	INVESTMENT PORTFOLIO MIX SEPTEMBER 30, 2009
	Book Value	Market Value
Metrocities Mortgage, LLC	$10	$10
Federal Home Loan Bank stock, restricted	3,332	3,333
Northern California Bancorp, Inc. Trust I	93	93
Northern California Bancorp, Inc. Trust II	155	155
Independent Bankers Financial Corporation	51	51
Visa, Inc. Stock	426	426
	$4,068	$4,068

In addition, the Corporation maintains a trading account, at fair value, consisting of marketable securities. At September 30, 2009 and December 31, 2008 the account value was $276,000 and $361,000, respectively.

The contractual maturities of investment securities as well as yields based on amortized cost of those securities at September 30, 2009 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year to five years		After five years to ten years		After ten years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
Mortgage Backed Securities	$—	0.00%	$—	0.00%	$—	0.00%	$1,650	6.94%	$1,650	6.94%
State/Local Agency Securities	—	0.00%	—	0.00%	413	4.91%	36,735	4.89%	37,148	4.89%
U.S. Government Agencies	—	0.00%	—	0.00%	—	0.00%	5,055	5.10%	5,055	5.10%
	$—	0.00%	$—	0.00%	$413	4.91%	$43,440	5.00%	$43,853	4.99%

Item 4T. Controls and Procedures

(a) The Corporation’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Bank’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporations would be made known to them by others within the Bank, particularly during the period in which this report was being prepared. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls: In the quarter ended September 30, 2009, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factor that could significantly affect these controls.

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

The defendants have reviewed the lawsuit, categorically deny all of the allegations and will vigorously defend the suit. The parties have agreed to have this matter decided by binding arbitration. The plaintiff, Golden State Bank has dismissed Mr. Chrietzberg from the suit. The dismissal was without consideration from the Corporation, Bank or Mr. Chrietzberg.

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

The Bank, Charles T. Chrietzberg, Jr. and Timothy M. Leveque were named as defendants in a lawsuit filed April 29, 2009 in the Monterey County Court-Civil Division by First Foundation Bank. The lawsuit involves claims related to two loan participations purchased by First Foundation Bank from Monterey County Bank. The lawsuit seeks to rescind the participation agreements, payment of all principal and interest, damages, attorneys’ fees and costs.

The Bank has reviewed the lawsuit, categorically denies all of the allegations, believes it gave proper notice, and will vigorously defend the suit.

The Bank, Charles T. Chrietzberg, Jr and Timothy M. Leveque were named as defendants in a lawsuit filed November 3, 2008 in the Monterey County Court-Civil Division by Bank of the Orient. The lawsuit involves claims related to loan participations purchased by Bank of the Orient from Monterey County Bank. The lawsuit seeks rescission of the participation agreements, payment of all principal and interest, damages, attorneys’ fees and costs.

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

NORTHERN CALIFORNIA BANCORP, INC.

Date: November 12, 2009	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chairman of the Board &
Chief Executive Officer

Date: November 12, 2009	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and
Principal Accounting Officer