Form 10-K
period 2009-12-31
NORTHERN CALIFORNIA BANCORP INC
filed 2010-03-31
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-K

☒      Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

(Fee required) for fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No ☒

Aggregate market value of Common Stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2009 was $3,445,000.

Shares of stock outstanding as of March 1, 2010: 1,783,230.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2010 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

FORM 10-K CROSS REFERENCE INDEX

Statements Regarding Forward-Looking Information

Except for historical information contained herein, the matters discussed or incorporated by reference in this report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), that involve substantial risks and uncertainties.  When used in this report, or in the documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” and similar expressions identify certain of such forward-looking statements.  Actual results of Northern California Bancorp, Inc. (the “Corporation”) could differ materially from such forward-looking statements contained herein.  Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Corporation operates):  changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Corporation has no control); other factors affecting the Corporation’s operations, markets, products and services; and other risks detailed in this Form 10-K (see “Item 1A. Risk Factors”) and in the Corporation’s other reports filed with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  The Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date thereof.

PART I

ITEM 1.                                                     BUSINESS

GENERAL

Northern California Bancorp, Inc. was incorporated on August 29, 1995, as a for-profit corporation under California corporate laws for the principal purpose of engaging in banking and non-banking activities as allowed for a bank holding company.  At December 31, 2009, on a consolidated basis the Corporation had total assets of $273,295,000, total loans of $166,742,000 and total deposits of $202,422,000.  The Corporation owns 100% of the stock of Monterey County Bank (the “Bank”).   The Corporation’s sources of revenues at this time are dividends on investments, gains on securities transactions and potential dividends, management fees and tax equalization payments, if any, from the Bank.

The Corporation, as a bank holding company, engages in commercial banking through the Bank.  The Corporation may also engage in certain non-banking activities closely related to banking and own certain other business companies that are not banks, subject to applicable laws and regulations, although it has no current plans to do so.

BANK SUBSIDIARY

Monterey County Bank, an independent, California chartered commercial banking corporation, was chartered by the State of California on July 30, 1976.  The Bank’s customer base includes individuals, small and medium-sized businesses and a variety of government agencies with residences, offices or other relationships located in or about the city and county of Monterey, California, including the cities of Carmel by the Sea, Pacific Grove and Salinas.  The Bank offers its customers a wide variety of the normal personal, consumer and commercial services expected of a locally owned, independently operated bank.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”), and, as such, the Bank is subject to regulations by that federal agency and to periodic audits of its operations and documentary compliance by FDIC personnel.  As a state chartered bank, which is not a member of the Federal Reserve System, it is also regulated and periodically examined by the California Department of Financial Institutions (DFI).

The Bank’s activities are conducted at its principal branch offices, 601 Munras Ave., Monterey, California and at its four branch offices in Carmel-By-The-Sea, Carmel Valley, Pacific Grove and Salinas, California and a loan production office in Monterey, California.  At December 31, 2009, the Bank had total assets, loans and deposits of approximately $272,154,000, $166,742,000 and $202,671,000, respectively.

The Bank provides a range of competitive retail and commercial banking services.  The deposit services offered include various types of personal and business checking accounts, savings accounts, money market investment accounts, certificates of deposit, and retirement accounts.  Lending services include consumer loans, various types of mortgage loans for residential and commercial real estate, personal lines of credit, home equity loans, real estate construction, accounts receivable financing and commercial loans to small and medium-sized businesses and professionals.  The Bank also provides drive-through facilities, at its Monterey and Carmel offices, and night depository facilities for customer convenience.  The Bank offers safe deposit box facilities, cashiers’ checks, travelers’ checks, U.S. Savings Bonds, and wire transfers.  The Bank does not provide trust services.

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

The primary issue that affected the Corporation in 2009 was the depressed economic conditions and related stress in real estate markets. The Corporation focused much of its efforts on managing the deterioration of asset quality resulting from the effect that deteriorating economic conditions had on loans made primarily to residential real estate development projects. The increase in the Corporation’s provision for loan losses ($3,368,000 in 2009 compared to $1,132,000 in 2008) was largely due to asset quality issues related to this market segment.

Management’s efforts focused on identifying potentially weak credits as early as possible, which enabled a proactive and aggressive approach to managing these credits and the development of workout strategies as appropriate.  Nonetheless, loans 30 days past due increased from $6,925,000 (4.1% of total loans) at December 31, 2008 to $8,190,000 (4.9% of total loans) at December 31, 2009.  Past due loans increased during this period by $1,265,000 or 18.3%.  During the same period, non-performing loans (non-accrual loans and troubled debt restructurings) increased from $7,091,000 (4.8% of total loans) to $8,884,000 (5.3% of total loans) at December 31, 2009. Of the non-performing loans outstanding at December 31, 2009, $5,137,000 or 57.8% were secured by real estate (net of any charge-offs previously taken).  Total past due loans and non-performing loans are net of the guaranteed portion of SBA loans totaling $1,636,000 and $1,421,000, respectively.  Management believes the presence of real estate collateral mitigates the level of expected loss though the level of mitigation is uncertain due to the difficulty ascertaining real estate values at this time.

Management utilized a pricing discipline and other strategies to offset pressure on the Corporation’s net yield on earning assets created by declining interest rates and an increase in non-performing loans.  To combat this and other adverse factors, Management’s efforts to improve its net yield on earning assets included the development of a loan pricing model, establishing floors on variable rate loan products, increased investment in tax free municipal securities, increased efforts to attract lower cost checking accounts and increased use of competitively priced out-of-area deposits and Federal Reserve Bank borrowings.  The Corporation’s tax-equivalent net yield on earning assets increased to 3.1% for 2009 compared to 2.9% for 2008.  The tax-equivalent net yield on earning assets was affected in 2008 by the increase in loans being placed on non-accrual during the year. Non-accrual loans totaled $8,884,000 at year-end 2009 compared to $7,091,000 at year-end 2008, an increase of $1,793,000 or 25.3%.  The increase in non-accrual loans resulted from slowing economic activity and a depressed real estate market.

The Bank has provided sponsorship of third party credit card and debit card programs since August 2002.  The Bank gave notice in June 2008 to the third-party card vendors that it will reduce its sponsorship of credit card and stored value card programs, terminating sponsorship agreements on all programs except a drug manufactures’ rebate card program.  The characteristics of the drug manufactures’ rebate card program significantly reduces the level of required monitoring.  The Bank decided to continue its sponsorship of a debit card program which issues payroll cards.  The Bank decided to continue its sponsorship of one credit card program in order to preserve the third party’s indemnification of the Bank against potential expenses and/or liabilities.  The Bank also decided to grant extensions of its sponsorship of one credit card program to allow time for the final resolution of issues raised by the FDIC as further discussed under “Regulatory Enforcement Powers”.  Extension of the program sponsorship is considered quarterly with the third party paying an extension fee each time an extension is granted.  The Bank’s sponsorship of the terminated programs ended in 2009.    The Bank has been named as a defendant in a lawsuit brought by one of the third-party credit card companies, seeking to compel the Bank to continue its sponsorship for a period of time.  (See “Item 3. Legal Proceedings” for further discussion.)

The Bank’s revenues, consisting of a monthly fee per card or a minimum monthly fee, from the credit card programs were $1,075,000, $514,000 and $684,000 in 2009, 2008 and 2007, respectively.  The 2007 revenues included $204,000 in transfer fees received as a result of a card portfolio being transferred to another financial institution.  The Bank’s revenues from the credit card programs in 2009 increased due to the collection of quarterly extension fees paid by one of the programs.   The Bank’s revenues, consisting of a monthly fee per card or a minimum monthly fee, from the debit card programs were $81,000, $155,000 and $293,000 in 2009, 2008 and 2007, respectively.

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

Pursuant to Financial Accounting Standards Board (FASB) issued ASC 810-10 (formerly interpretation FIN 46(R)) entitled “Consolidation of Variable Interest Entities,” Trust I is not reflected on a consolidated basis in our consolidated financial statements.

The Subordinated Debt Securities bear a variable interest rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 3.25%.  The effective rate at December 31, 2009 was 3.53%.  Total broker and legal costs associated with the issuance of $115,000 are being amortized over a 30 year period.

The Corporation exercised its rights in accordance with Section 2.11 Extension of Interest Payment Period of the Indentures dated March 27, 2003 for Northern California Bancorp, Inc. Trust I to defer interest payments for an undetermined period of time, not to exceed twenty (20) consecutive quarterly payments.  The deferral of interest payments on Northern California Bancorp, Inc. Trust I was effective with the October 7, 2009 interest payment.  At December 31, 2009 accrued and unpaid interest totaled $60,000.

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

Pursuant to Financial Accounting Standards Board (FASB) issued ASC 810-10 (formerly interpretation FIN 46(R)) entitled “Consolidation of Variable Interest Entities,” Trust II is not reflected on a consolidated basis in our consolidated financial statements.

The Subordinated Debt Securities-II bear a variable interest rate equal to the three-month LIBOR plus 2.85%.  The effective rate at December 31, 2009 was 3.13%. Total broker and legal costs associated with the issuance of $54,000 are being amortized over a 30 year period.

The Corporation has exercised its rights in accordance with Section 2.11 Extension of Interest Payment Period of the Indentures dated November 13, 2003 for Northern California Bancorp, Inc. Trust II to defer interest payments for an undetermined period of time, not to exceed twenty (20) consecutive quarterly payments.  The deferral of interest payments on Northern California Bancorp, Inc. Trust II was effective with the November 8, 2009 interest payment.  At December 31, 2009 accrued and unpaid interest totaled $65,000.

EMPLOYEES

At December 31, 2009, the Corporation and the Bank employed a total of 56 full-time equivalent persons.  Our employees are not represented by any union or other collective bargaining agreement and we consider our relations with our employees to be excellent.

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

The FRB’s Regulation “Y” sets out the non-banking activities that are permissible for bank holding companies under the law, subject to the FRB’s approval in individual cases.  Most of these activities are now permitted for California banks that are well-capitalized.   The Corporation and its subsidiaries are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.  The Gramm-Leach-Bliley Act did three fundamental things: 1) it repealed key provisions of the Glass Steagal Act to permit commercial banks to affiliate with investment banks, 2) it substantially modified the Bank Holding Company Act of 1956 to permit companies that own commercial banks to engage in any type of financial activity, and 3) it allowed subsidiaries of banks to engage in a broad range of financial activities that are not permitted by banks.  Management believes the Act has resulted in increased competition for financial services.

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

Recent months have already seen an unprecedented number of government initiatives designed to respond to the stresses experienced in financial markets.  In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008.  Pursuant to EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to EESA, the U.S. Treasury established the Troubled Asset Relief Program (“TARP”) and has since injected capital into many financial institutions under the TARP Capital Purchase Program (“TARP CPP”).  Neither the Corporation nor the Bank has participated in TARP CPP.

On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan (“FSP”) which, among other things, established a new Capital Assistance Program (“CAP”) through which eligible banking institutions will have access to U.S. Treasury capital as a bridge to private capital until market conditions normalize, and extended the Debt Guarantee Program  of the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”) to October 31, 2009 pursuant to which the FDIC fully guaranteed certain newly issued senior unsecured debt and provided full FDIC deposit insurance coverage for certain accounts, including noninterest-bearing transaction deposit accounts. The FSP also extended the Transaction Account Guarantee Program of the TLGP to June 30, 2010.   As a complement to CAP, a new Public-Private Investment Fund on an initial scale of up to $500 billion, with the potential to expand up to $1 trillion, was announced to catalyze the removal of legacy assets from the balance sheets of financial institutions. This proposed fund will combine public and private capital with government financing to help free up capital to support new lending. In addition, the existing Term Asset-Backed Securities Lending Facility (“TALF”) would be expanded (up to $1 trillion) in order to reduce credit spreads and restart the securitized credit markets that in recent years supported a substantial portion of lending to households, students, small businesses, and others. Furthermore, the FSP proposed a new framework of governance and oversight to help ensure that banks receiving funds are held responsible for appropriate use of those funds through stronger conditions on lending, dividends and executive compensation along with enhanced reporting to the public. The Bank participates in the Transaction Account Guarantee Program under the TLGP.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law.  ARRA is intended to provide tax breaks for individuals and businesses, direct aid to distressed states and individuals, and provide infrastructure spending.  In addition, ARRA imposes new executive compensation and expenditure limits on all previous and future TARP CPP recipients and expands the class of employees to whom the limits and restrictions apply.  ARRA also provides the opportunity for additional repayment flexibility for existing TARP CPP recipients.  Among other things, ARRA prohibits the payment of bonuses, other incentive compensation and severance to certain highly paid employees (except in the form of restricted stock subject to specified limitations and conditions), and requires each TARP CPP recipient to comply with certain other executive compensation related requirements.  These provisions modify the executive compensation provisions that were included in EESA, and in most instances apply retroactively for so long as any obligation arising from financial assistance provided to the recipient under TARP remains outstanding.  On June 10, 2009, the U.S. Treasury issued final regulations that implement and clarify the provisions of ARRA relating to corporate governance and executive compensation limitations.

In addition, ARRA directs the Secretary of the U.S. Treasury to review previously-paid bonuses, retention awards and other compensation paid to the senior executive officers and certain other highly-compensated employees of each TARP CPP recipient to determine whether any such payments were excessive, inconsistent with the purposes of ARRA or the TARP, or otherwise contrary to the public interest. If the Secretary determines that any such payments have been made by a TARP CPP recipient, the Secretary will seek to negotiate with the TARP CPP recipient and the subject employee for appropriate reimbursements to the U.S. government (not the TARP CPP recipient) with respect to any such compensation or bonuses. ARRA also permits the Secretary, subject to consultation with the appropriate federal banking agency, to allow a TARP CPP recipient to repay any assistance previously provided to such TARP CPP recipient under the TARP, without regard to whether the TARP CPP recipient has replaced such funds from any source, and without regard to any waiting period. Any TARP CPP recipient that repays its TARP assistance pursuant to this provision would no longer be subject to the executive compensation provisions under ARRA.

On February 18, 2009, the U.S. Treasury announced the Homeowner Affordability and Stability Plan (“HASP”), which proposes to provide refinancing for certain homeowners, to support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac, and to establish a Homeowner Stability Initiative to reach at-risk homeowners. Among other things, the Homeowner Stability Initiative would offer monetary incentive to mortgage servicers and mortgage holders for certain modifications of at-risk loans, and would establish an insurance fund designed to reduce foreclosures.

It is not clear at this time what impact EESA, the CPP, the TLGP, the FSP, ARRA, HASP, or other liquidity and funding initiatives will have on the financial markets and the other difficulties described above, including the high levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Failure of these programs to address the issues noted above could have an adverse effect on the Bank and its business.

Moreover, in light of current conditions in the global financial markets and the global economy, legislators and banking regulators have increased their focus on the financial services industry. Proposals for legislation that could substantially intensify the regulation of the financial services industry are expected to be introduced in the U.S. Congress and in state legislatures. The agencies regulating the financial services industry also adopt changes to their regulations. Substantial regulatory and legislative initiatives, including a comprehensive overhaul of the regulatory system in the U.S., are possible in the months or years ahead. Any such action could have a materially adverse effect on the business, financial condition and results of operations of the Bank.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) was enacted to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of disclosures pursuant to the securities laws. Sarbanes-Oxley includes important new requirements for public companies in the areas of financial disclosure, corporate governance, and the independence, composition and responsibilities of audit committees. Among other things, Sarbanes-Oxley mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and speedier transaction reporting requirements for executive officers, directors and 10% shareholders. In addition, penalties for non-compliance with the Exchange Act were heightened. SEC rules promulgated pursuant to Sarbanes-Oxley impose obligations and restrictions on auditors and audit committees intended to enhance their independence from management, and include extensive additional disclosure, corporate governance and other related rules. Sarbanes-Oxley represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a Board of Directors and management and between a Board of Directors and its committees.

The Corporation has not experienced any significant difficulties in complying with Sarbanes-Oxley. However, the Corporation has incurred and expects to continue to incur significant costs in the future in connection with compliance with Section 404 of Sarbanes-Oxley, which starting with the year ended December 31, 2007, requires management to undertake an assessment of the adequacy and effectiveness of our internal controls over financial reporting and will require our auditors to attest to, and report on, management’s assessment and the operating effectiveness of these controls. The SEC has extended the compliance date for the auditor attestation requirements so that the Corporation will not be required to comply until its fiscal year ending December 31, 2010.

Monterey County Bank

Both federal and state laws provide extensive regulation of the banking business.  State and federal statutes and regulations apply to many aspects of the Bank’s operations, including minimum capital requirements, reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. The DFI and the FDIC provide primary supervision, periodic examination and regulation of the Bank.

The FDIC, through its Deposit Insurance Fund (the “DIF”), insures the Bank’s deposits.  Previously, the maximum deposit insurance coverage was $100,000 per depositor, except that individual retirement accounts were insured up to a maximum of $250,000 per depositor.  Effective

November 21, 2008 and until December 31, 2013, the FDIC expanded deposit insurance limits under the FDIC’s TLGP to $250,000 per depositor for certain accounts and unlimited coverage for noninterest-bearing transaction accounts held at financial institutions which have not opted out of the Program. On January 1, 2014, these increased limits on deposit insurance coverage will return to $100,000 for all deposit categories except individual retirement accounts and certain other retirement accounts, which will continue to be insured up to $250,000 per depositor.  For this protection, the Bank, like all insured banks, pays a quarterly statutory assessment and is subject to the rules and regulations of the FDIC.  Although the Bank is not a member of the Federal Reserve System, certain regulations of the Federal Reserve Board also apply to its operations.

California law restricts the amount available for cash dividends by state-chartered banks to the lesser of retained earnings or the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period).  Cash dividends may also be paid in an amount not exceeding the net income for such bank’s last preceding fiscal year after obtaining the prior approval of the Commissioner.  The FDIC also has authority to prohibit the Bank from engaging in unsafe or unsound practices.  The FDIC can use this power, under certain circumstances, to restrict or prohibit a bank from paying dividends.

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

A banking organization’s qualifying total capital consists of two components: Tier 1 capital (core capital) and Tier 2 capital (supplementary capital).  Tier 1 capital consists primarily of common stock, related surplus and retained earnings, qualifying noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries. Trust preferred securities qualify as Tier 1 capital up to a maximum of 25% of capital for holding companies only.  Any additional portion will qualify as Tier 2 capital for holding companies only.  Intangibles, such as goodwill, are generally deducted from Tier 1 capital; however, purchased mortgage servicing rights and purchased credit card relationships may be included, subject to certain limitations. At least 50% of the banking organization’s total regulatory capital must consist of Tier 1 capital.

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

In addition, the FRB and the FDIC have issued or proposed rules to take account of interest rate risk, concentration of credit risk and the risks of nontraditional activities in calculating risk-based capital.

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

Prompt Corrective Action and Other Enforcement Mechanisms

Under Section 38 of the Federal Deposit Insurance Act (“FDIA”), as added by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates.  The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action.  Under the regulations, an institution shall generally be deemed to be: (i) “well capitalized” if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized;” (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

At December 31, 2009, the Bank met the tests to be categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.

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

Effective January 1, 2007, the FDIC utilized a risk-based assessment system to set semi-annual insurance premium assessments which categorizes banks into four risk categories based on capital levels and supervisory “CAMELS” ratings and named them Risk Categories I, II, III and IV.  The “CAMELS” rating system is based upon an evaluation of the five critical elements of an institution’s operations: Capital adequacy, Asset quality, Management, Earnings, Liquidity, and Sensitivity to risk.  This rating system is designed to take into account and reflect all significant financial and operational factors financial institution examiners assess in their evaluation of an institution’s performance.  The following table sets forth these four Risk Categories:

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

On February 27, 2009, the FDIC adopted final rules modifying the risk-based assessment system and setting initial base assessment rates that began on April 1, 2009.  Under these new rules, risk assessments for small Risk Category I institutions and large Risk Category I institutions with no long-term debt rating will include a consideration of such institution’s adjusted brokered deposit ratio. The adjusted brokered deposit ratio affects institutions whose brokered deposits are more than 10% of domestic deposits and whose total assets are more than 40% greater than they were four years previously. The adjusted brokered deposit ratio excludes certain reciprocal deposits for institutions in Risk Category I. Brokered deposits that consist of balances swept into an insured institution are included in the adjusted brokered deposit ratio for all institutions.

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

These new rules set forth three possible adjustments to an institution’s initial base assessment rate: (i) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (ii) an increase not to exceed 50% of an institution’s assessment rate before the increase for secured liabilities in excess of 25% of domestic deposits; and (ii) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10% of domestic deposits.

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

In addition, on February 27, 2009, the FDIC adopted an interim rule that imposed a 20 basis point emergency special assessment on all insured depository institutions on June 30, 2009. The special assessment was collected on September 30, 2009, at the same time that the risk-based assessments for the second quarter of 2009 were collected. The interim rule also permits the FDIC to impose an emergency special assessment of up to 10 basis points on all insured depository institutions whenever, after June 30, 2009, the FDIC estimates that the DIF reserve ratio will fall to a level that the FDIC believes would adversely affect public confidence or to a level close to zero or negative at the end of a calendar quarter.

Effective November 21, 2008 and until December 31, 2009, the FDIC expanded deposit insurance limits for certain accounts under the FDIC’s TLGP.  Provided an institution has not opted out of the Temporary Liquidity Guarantee Program, the FDIC may (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for noninterest-bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (IOLTAs) held at participating FDIC-insured institutions through December 31, 2009. On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase in the standard maximum deposit insurance amount to $250,000 per depositor through December 31, 2013. The standard maximum deposit insurance amount will return to $100,000 on January 1, 2014. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000.  On February 10, 2009, the U.S. Treasury extended the TLGP to October 31, 2009 pursuant to the Financial Stability Plan - Capital Assistance Program.  On August 26, 2009, the FDIC extended the TAGP portion of the TLGP for an additional six months, through June 30, 2010.  The Bank has not opted out of the TLGP.

Effective November 17, 2009 the FDIC amended its regulations requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.  The prepaid assessment for these periods were collected on December 30, 2009, along with each institution’s regular quarterly risk-based deposit insurance assessment for the third quarter of 2009.  For purposes of estimating an institution’s assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, and calculating the amount that an institution will prepay on December 30, 2009, the institution’s assessment rate was its total base assessment rate in effect on September 30, 2009.  On September 29, 2009, the FDIC increased annual assessment rates uniformly by 3 basis points beginning in 2011.  As a result, an institution’s total base assessment rate for purposes of estimating an institution’s assessment for 2011 and 2012 will be increased by an annualized 3 basis points beginning in 2011.  Again for purposes of calculating the amount that an institution prepaid on December 30, 2009, an institution’s third quarter 2009 assessment base was increased quarterly at a 5% annual growth rate through the end of 2012.  The FDIC will begin to draw down an institution’s prepaid assessments on March 30, 2010, representing payment for the regular quarterly risk-based assessment for the fourth quarter of 2009.  The Bank’s prepaid assessment totaled $1,816,000 and was paid on December 31, 2009.

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

FICO has assessment authority, separate from the FDIC’s authority to assess risk-based premiums for deposit insurance, to collect funds from FDIC-insured institutions sufficient to pay interest on FICO bonds.  The FDIC acts as collection agent for FICO.  The FICO assessment rate is adjusted quarterly to reflect changes in the assessment basis of the respective funds based on the quarterly Call Report and the Thrift Financial Report submissions.  The FICO rates are expressed as basis points per $100 of deposits.  The FICO quarterly rates for 2009 were 0.285, 0.26, 0.26 and 0.255.  The FICO quarterly rate for the first and second quarters of 2010 is 0.265 and 0.26, respectively.

Interstate Banking and Branching

On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) was signed into law.  Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain regulatory approval to acquire an existing bank located in another state without regard to state law.  A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located.  A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks.  An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

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

In May, 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank’s compliance with its CRA obligations.  The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements.  In March 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending.  The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.  Following the Bank’s most recent CRA examination, the Bank’s rating was “needs to improve.”  The rating is due primarily to issues related to the Bank’s third party vendor programs.

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

Financial Modernization Act

Effective March 11, 2000, the Gramm-Leach-Bliley Act eliminated most barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers, and enabled full affiliations to occur between such entities.  This legislation permits bank holding companies to become “financial holding companies” and thereby acquire securities firms and insurance companies and engage in other activities that are financial in nature.  A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the prompt corrective action provisions discussed above, is well managed, and has at least a satisfactory rating under the CRA by filing a declaration that the bank holding company wishes to become a financial holding company.  No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB.  The Corporation has no current intention of becoming a financial holding company, does not currently qualify to do so, but may do so at some point in the future if deemed appropriate in view of opportunities or circumstances at the time.

The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agencies; merchant banking activities; and activities that the FRB has determined to be closely related to banking.  A national bank (and therefore, a state bank as well) may also engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory CRA rating.  Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries.  In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory or better.

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

The FDIC requested the Bank consent to a regulatory order resulting from its 2008 Consumer Compliance Examination, which was completed in 2009.  The Bank disputes various provisions in the proposed order and is consulting with legal counsel regarding the issues at dispute.  As a result of the Bank’s refusal to sign the order in accord with the FDIC’s time frame, the FDIC has indicated to the Bank that it will proceed with the Administrative Hearing process to issue the order. The FDIC is asserting that three credit and debit card programs operated by third-party vendors violated certain provisions of Federal law, which the Bank disputes, and the FDIC is demanding that the Bank make restitution to affected customers and be subjected to a civil money penalty as a result of the alleged violations.  The Bank also believes that restitution and civil money penalty are inappropriate under the circumstances.  The FDIC is presently investigating the Bank’s involvement in the subject card programs utilizing its subpoena powers pursuant to statutory authority.  The financial and non-financial impact of this matter is not known as of the balance sheet date and as of the issuance date of this report.

California and Federal Change in Bank Control Laws

The Federal Change in Bank Control Act of 1978 prohibits a person or group of persons “acting in concert” from acquiring “control” of a bank or holding company unless the appropriate federal regulatory agency has been given 60 days’ prior written notice of such proposed acquisition and, within that time period, has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to the expiration of the disapproval period if the agency issues written notice of its intent not to disapprove the action.  The acquisition of more than 10% of a class of voting stock of a bank (or holding company) with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (such as the Common stock), is generally presumed, subject to rebuttal, to constitute the acquisition of control.

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

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial products could be adversely affected. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition.  The current mortgage crisis and economic slowdown has also raised the possibility of future legislative and regulatory actions in addition to the enactment of EESA that could further impact our business. We cannot predict whether or when such actions may occur, or what impact, if any; such actions could have on our business, results of operations and financial condition.

THERE CAN BE NO ASSURANCE THAT ACTIONS OF THE U.S. GOVERNMENT, FEDERAL RESERVE AND OTHER GOVERNMENTAL AND REGULATORY BODIES FOR THE PURPOSE OF STABILIZING THE FINANCIAL MARKETS WILL ACHIEVE THE INTENDED EFFECT.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed EESA into law.  Pursuant to EESA, the U.S. Treasury has the authority to utilize up to $700 billion to purchase distressed assets from financial institutions or infuse capital into financial institutions for the purpose of stabilizing the financial markets.  The U.S. Treasury announced the Capital Purchase Program under EESA pursuant to which it has purchased and will continue to purchase senior preferred stock in participating financial institutions such as the Corporation.  There can be no assurance, however, as to the actual impact that EESA, including the Capital Purchase Program and the Treasury’s Troubled Asset Repurchase Program, will have on the financial markets or on us.  The failure of these programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

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

WE WILL BE REQUIRED TO PAY SIGNIFICANTLY HIGHER FEDERAL DEPOSIT INSURANCE CORPORATION PREMIUMS IN THE FUTURE.

Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows.  The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline.  In addition, EESA temporarily increased the limit on FDIC coverage to $250,000 through December 31, 2013.  These developments have caused the premiums assessed to us by the FDIC to increase.

On December 16, 2008, the FDIC Board of Directors determined deposit insurance assessment rates for the first quarter of 2009 at 12 to 14 basis points per $100 of deposits.  Beginning April 1, 2009, the rates increased to 12 to 16 basis points per $100 of deposits. Additionally, on February 27, 2009, the FDIC announced an interim rule imposing a 20 basis point special emergency assessment on June 30, 2009, payable September 30, 2009.  The special assessment for the Bank was $134,000. The interim rule also allows the FDIC to impose a special emergency assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in FDIC insurance. These higher FDIC assessment rates and special assessments could have an adverse impact on our results of operations.

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

THE TRADING VOLUME IN THE CORPORATION’S COMMON STOCK IS LESS THAN THAT OF OTHER LARGER FINANCIAL SERVICES COMPANIES.

Although the Corporation’s common stock is listed for trading on the Over The Counter Bulletin Board (OTCBB), the trading volume in its common stock is less than that of other larger financial services companies.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Corporation’s common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which the Corporation has no control.  Given the lower trading volume of the Corporation’s common stock, significant sales of the Corporation’s common stock, or the expectation of these sales, could cause the Corporation’s stock price to fall.

WE MAY NOT BE ABLE TO PAY DIVIDENDS IN THE FUTURE IN ACCORDANCE WITH PAST PRACTICES.

The Corporation may not be able to pay dividends in accordance with past practice.  The Corporation traditionally pays an annual dividend to shareholders.  The payment of dividends is subject to legal and regulatory restrictions and, therefore, any payment of dividends in the future will depend in large part on the Corporation’s earnings, capital requirements, financial conditions, liquid resources (including the ability to receive dividends from the Bank), and other factors considered relevant by the Corporation’s Board of Directors.

The Corporation has deferred interest payments on its subordinated debt securities, therefore it may not pay any dividends or distribution on its capital stock until the total deferred interest is paid.  Additionally the Corporation, prior to paying any dividend or distribution, must request the prior approval of the Federal Reserve Bank.

The Bank must request the prior approval of the FDIC and the DFI before paying any dividends to the Corporation.

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                                                PROPERTIES

The main branch office of the Bank, which also serves as the principal office of the Corporation, is located at 601 Munras Ave., Monterey, California 93940.  This facility contains a lobby, executive and customer service offices, teller stations, safe deposit boxes and related non-vault area, vault, operations area, lounge and miscellaneous areas.  A drive-through facility and adequate paved parking are also on the premises.  Both the land and all improvements thereto are owned by the Bank.

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

For a discussion of legal proceedings see Note 13, “Commitments and Contingencies” in the Consolidated Financial Statements.

Although the amount of any ultimate liability with respect to such proceedings cannot be determined, in the opinion of management, any such liability will not have a material effect on the consolidated financial position of the Corporation or the Bank.

ITEM 4.	REMOVED AND RESERVED.

PART II

ITEM 5.	MARKET FOR THE COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER OF PURCHASES OF EQUITY SECURITIES

The Corporation’s stock is traded on the OTCBB) a quotation service for securities not listed or traded on NASDAQ or a national securities exchange, under the stock symbol “NRLB.”  The Corporation also has knowledge of a limited number of transactions conducted between individual shareholders.

The Corporation currently has one company which makes a market for its common stock, Howe Barnes Hoeffer & Arnett.

At December 31, 2009, there were 530 record holders of common stock of the Corporation. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

The Corporation repurchased 20,678 and 46,010 shares of common stock in 2009 and 2008, respectively, at an average price of $4.10 and $7.41 per share in 2009 and 2008, respectively; no shares were repurchased in 2007.

The information in the following table indicates the high and low bid information and volume of trading for our Common Stock for each quarterly period since January 1, 2007, and is based upon information provided by the OTCBB.  The information does not include transactions for which no public records are available.  The OTCBB market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter/Year	Price ($)	Volume

1st quarter of 2007	$12.00-17.00	42,225
2nd quarter of 2007	$17.00-18.50	25,738
3rd quarter of 2007	$16.00-18.35	8,793
4th quarter of 2007	$11.00-16.05	92,520

1st quarter of 2008	$9.10-11.05	17,484
2nd quarter of 2008	$7.35-9.00	82,830
3rd quarter of 2008	$3.50-7.80	41,596
4th quarter of 2008	$2.25-4.72	33,085

1st quarter of 2009	$2.00-4.25	7,858
2nd quarter of 2009	$1.70-6.50	28,526
3rd quarter of 2009	$2.75-5.00	3,927
4th quarter of 2009	$3.50-6.00	6,007

The principal source of cash flow of the Corporation, including cash flow to pay dividends on its stock or principal and interest on debt, is from interest and dividends on investments and tax benefit payments and dividends from the Bank.  There are statutory and regulatory limitations on the payment of dividends by the Bank to the Corporation, as well as by the Corporation to its shareholders.

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

Under the FDICIA, an FDIC insured depository institution may not pay any dividend if payment would cause it to become undercapitalized or once it is undercapitalized.

The Bank’s payment of dividends, as a California chartered commercial banking corporation, is also regulated by the California Financial Code.  Under the California Financial Code, funds available for cash dividend payments by the Bank are restricted to the lessor of: (i) retained earnings; or (ii) the Bank’s net income for its last three fiscal years (less any distributions to the shareholders made during such period).  As of December 31, 2009 the Bank had $16,347,000 in retained earnings.  The Bank’s net income for the last three fiscal years less distributions to shareholders was $6,577,000.

The Corporation did not pay a cash dividend in 2009.  In December 2008 and 2007 the Corporation paid cash dividends of $0.25 per share.  The Bank paid cash dividends totaling $500,000 and $800,000 to the Corporation during 2009 and 2007, respectively; no dividends were paid by the Bank in 2008.

The Corporation has deferred interest payments on its subordinated debt securities, therefore it may not pay any dividends or distribution on its capital stock until the total deferred interest is paid.  Additionally the Corporation, prior to paying any dividend or distribution, must request the prior approval of the Federal Reserve Bank.

The Bank must request the prior approval of the Federal Deposit Insurance Corporation and the California Department of Financial Institutions before paying any dividends to the Corporation.

ITEM 6.                SELECTED FINANCIAL DATA

	As of and for the Years Ended December 31,
(dollars in thousands, except per share data)	2009	2008	2007	2006	2005
Five-Year Selected Financial Data
Summary of Operating Results:
Total interest income	$15,262	$16,500	$16,941	$13,760	$10,691
Total interest expense	8,079	9,749	8,002	5,197	3,672
Net interest income	7,183	6,751	8,939	8,563	7,019
Provision for loan losses	3,368	1,132	865	410	150
Net interest income after provision for loan losses	3,815	5,619	8,074	8,153	6,869
Total noninterest income	10,120	5,031	4,336	7,177	4,362
Total noninterest expenses	12,983	8,907	9,005	8,627	7,813
Income before taxes	952	1,743	3,405	6,703	3,419
Provision for income taxes (benefit)	(659)	281	1,476	2,866	1,489
Net income	$1,611	$1,462	$1,929	$3,837	$1,929
Per Common Share Data:
Net income - Basic (1)	$0.90	$0.80	$1.08	$2.31	$1.20
Net income - Diluted (2)	0.90	0.79	1.03	2.09	1.00
Book value, end of period	9.06	7.96	7.82	7.20	5.55
Avg shares outstanding (3)	1,791,218	1,890,591	1,785,812	1,658,675	1,614,196
Balance Sheet Data:
Total loans, net of unearned income (4)	$163,213	$167,180	$168,748	$130,050	$107,300
Total assets	273,295	306,201	253,865	190,570	162,701
Total deposits	202,422	189,730	167,333	131,628	118,120
Shareholders’ equity	16,150	14,352	14,434	12,402	8,931
Return on average assets (5)	0.55%	0.54%	0.91%	2.24%	1.24%
Return on average
shareholders’ equity (5)	9.98%	10.67%	14.09%	34.94%	24.15%
Dividend payout ratio	—	30.78%	23.90%	15.72%	16.90%
Net interest spread	2.77%	2.45%	4.07%	4.82%	4.63%
Net yield on interest-earning assets (5)	3.09%	2.87%	4.69%	5.58%	5.09%
Avg shareholders’ equity to average assets (5)	5.47%	5.04%	6.44%	6.40%	5.15%
Risked-Based capital ratios
Tier 1	10.24%	8.80%	9.23%	9.50%	9.50%
Total	13.51%	12.31%	12.63%	14.90%	14.90%
Total loans to total deposits at end of period (4)	82.37%	88.11%	100.85%	98.80%	90.84%
Allowance for loan losses to total loans at end of period (4)	2.12%	1.42%	1.19%	1.07%	1.02%
Nonperforming loans to total loans at end of period (4)	5.33%	4.18%	1.98%	0.12%	0.00%
Net charge-offs to average loans (4)	1.33%	0.45%	0.17%	0.09%	0.01%

(1)         Basic earnings per share amounts were computed on the basis of the weighted average number of shares of common stock during the year.  The weighted average number of shares used for this computation was 1,791,218 for 2009, 1,823,965 for 2008, 1,785,812 for 2007, 1,658,675 for 2006 and 1,614,196 for 2005.

(2)         Fully diluted earnings per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include employee stock options.  The weighted average number of shares used for this computation was 1,795,764, 1,848,173, 1,881,004, 1,831,892 and 1,923,532 in 2009, 2008, 2007, 2006 and 2005, respectively.

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

Net income for each of the last three years was $1,611,000 in 2009, $1,462,000 in 2008, and $1,929,000 in 2007.  The net income per share for each of the last three years was $0.90, $0.80, and $1.08 respectively.  The diluted net income per share for the same time periods was $.90, $0.79 and $1.03, respectively.  Return on average shareholders’ equity was 9.98%, 10.67%, and 14.09% in 2009, 2008 and 2007, respectively.  Return on average assets was 0.55%, 0.54%, and 0.91% in 2009, 2008 and 2007, respectively.

The increase in earnings in 2009 compared to 2008 was due to an increase in noninterest income of $5,089,000 and a decrease of $940,000 in income tax expense, partially offset by a decrease of $1,804,000 in net interest income after provision for loan losses and an increase of $4,077,000 in noninterest expense.

The decrease in earnings in 2008 compared to 2007 was due to a decrease of $2,455,000 in net interest income after provision for loan losses, partially offset by an increase in noninterest income of $695,000, and decreases of $98,000 in noninterest expense and $1,195,000 in income tax expense.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Corporation’s financial statements and accompanying notes.  Management believes that the judgments, estimates and assumptions used in preparation of the Corporation’s financial statements are appropriate given the factual circumstances as of December 31, 2009.

Various elements of the Corporation’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact of the Corporation’s results of operations.  In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Corporation’s consolidated financial statements to those judgments, estimates and assumptions, are critical to an understanding of the Corporation’s consolidated financial statements.  This policy relates to the methodology that determines the allowance for loan and lease losses.  Management has discussed the development and selection of this critical accounting policy with the Audit Committee of the Board of Directors.  Although Management believes the level of the allowance at December 31, 2009 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time.  For further information regarding the allowance for loan losses see “Provision and Allowance for Loan and Lease Losses,” and Note 6 to the Corporation’s audited consolidated financial statements included elsewhere herein.

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

The following table summarizes the Corporation’s net interest income.

	Years Ended			Increase (Decrease)
	December 31,			From Prior Year
	2009	2008	2007	2009/2008		2008/2007
				Amt	%	Amt	%
	(Dollars in thousands)
Interest Income	$15,262	$16,500	$16,941	$(1,238)	(7.50)	$(441)	(2.60)
Interest Expense	8,079	9,749	8,002	(1,670)	(17.14)	1,747	21.8
Net Interest Income	$7,183	$6,751	$8,939	$432	6.41	$(2,188)	(24.5)

Net interest income increased $433,000 or 6.40% from 2008 to 2009.  Average interest-earning assets increased 6.75%, while the average rate earned decreased 66 basis points, resulting in a decrease of $1,238,000 in total interest income.  Interest expense decreased $1,670,000, the result of a 7.04% increase in average interest-bearing liabilities, while the average rate paid decreased 98 basis points.

Net interest income decreased $2,188,000 or 24.5% from 2007 to 2008.  Average interest-earning assets increased 28.19%, while the average rate earned decreased 202 basis points, resulting in a decrease of $441,000 in total interest income.  Interest expense increased $1,747,000, the result of a 33.04% increase in average interest-bearing liabilities, while the average rate paid decreased 40 basis points.

Average Balances, Interest Income and Expense, Rates and Yields

The following table shows the components of net interest income, setting forth, for each of the three years ended December 31, 2009, 2008 and 2007 (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v) the net interest yield on average interest-earning assets (i.e., net interest income divided by average interest-earning assets).  Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on non-taxable securities of $1,026,000, $378,000 and $148,000 in 2009, 2008 and 2007, respectively.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

	As of and for the Years Ended December 31,
	2009			2008			2007
		Int	Avg		Int	Avg		Int	Avg
	Avg	Earn	%	Avg	Earn	%	Avg	Earn	%
(dollars in thousands)	Bal	Paid	Rate	Bal	Paid	Rate	Bal	Paid	Rate
Assets:
Loans	$169,853	$10,779	6.35%	$166,960	$12,297	7.37%	$146,944	$14,442	9.83%
Time deposits - in other banks	12,536	27	0.22%	1,306	29	2.22%	1,359	66	4.86%
Investment securities — taxable	37,936	2,171	5.72%	55,039	3,123	5.67%	28,777	1,628	5.66%
Investment securities — nontaxable	44,795	3,311	7.39%	16,667	1,218	7.31%	7,260	477	6.57%
Federal funds sold	—	—		8,384	211	2.52%	9,401	476	5.06%
Total interest-earning assets	265,120	16,288	6.14%	248,356	16,878	6.80%	193,741	17,089	8.82%

Allowance for credit losses	(2,723)			(2,090)			(1,471)
Noninterest-earning assets:
Cash and due from banks	6,714			7,973			6,663
Premises and equipment	4,889			5,000			4,867
Accrued interest receivable	1,590			1,555			1,139
Other assets	19,506			10,754			7,689
Total average assets	$295,096			$271,548			$212,618

Liabilities and Shareholders’ Equity:
Interest-bearing Liabilities:
Interest-bearing demand	$14,707	$18	0.12%	$14,239	$36	0.25%	$14,564	$37	0.25%
Money market savings	1,425	3	0.25%	1,735	12	0.69%	1,732	12	0.69%
Savings deposits	5,856	29	0.50%	6,477	66	1.02%	4,759	49	1.03%
Time deposits >$100M	57,959	2,060	3.55%	58,787	2,717	4.62%	46,609	2,405	5.16%
Time deposits <$100M	95,712	3,388	3.54%	74,469	3,379	4.54%	50,814	2,589	5.10%
Other Borrowing	64,295	2,580	4.01%	68,463	3,539	5.17%	50,017	2,910	5.82%
Total interest-bearing liabilities	239,954	8,078	3.37%	224,170	9,749	4.35%	168,495	8,002	4.75%

Noninterest-bearing liabilities:
Noninterest-bearing checking	31,414			28,310			27,087
Accrued interest payable	1,485			1,934			1,628
Other liabilities	6,089			3,435			1,731
Total Liabilities	278,942			257,849			198,941
Total shareholders’ equity	16,154			13,699			13,687
Total average liabilities and Shareholders’ equity	$295,096			$271,548			$212,618
Net interest income		$8,210			$7,129			$9,087
Interest expense as a percentage of Total interest-earning assets			3.05%			3.93%			4.13%
Net yield on interest-earning assets			3.09%			2.87%			4.69%
Net interest spread			2.77%			2.45%			4.07%

Rate and Volume Analysis

The following tables show the increase or decrease in interest income, interest expense and net interest income, resulting from changes in rates and volumes, for the year ended December 31, 2009 compared with the same period in 2008 and for the year ended December 31, 2008 compared with the same period in 2007:

	Increase (decrease) in the year ended
	December 31, 2009 compared with December 31, 2008
(dollars in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$213	$(1,731)	$(1,518)
Time deposits - in other banks	249	(251)	(2)
Invest securities — taxable	(970)	18	(952)
Invest securities — nontaxable	2,056	37	2,093
Federal funds sold	(211)	—	(211)
Total interest-earning assets	1,337	(1,927)	(590)

Increase (decrease) in interest expense:
Interest-bearing demand	1	(19)	(18)
Money market savings	(2)	(7)	(9)
Savings deposits	(6)	(31)	(37)
Time deposits >$100M	(38)	(619)	(657)
Time deposits <$100M	964	(955)	9
Other Borrowing	(216)	(743)	(959)
Total interest-bearing liabilities	703	(2,375)	(1,671)
Increase (decrease) in net interest income:	$634	$448	$1,081

	Increase (decrease) in the year ended
	December 31, 2008 compared with December 31, 2007
(dollars in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$1,967	$(4,112)	$(2,145)
Time deposits - in other banks	(3)	(34)	(37)
Invest securities — taxable	1,486	9	1,495
Invest securities — nontaxable	618	123	741
Federal funds sold	(51)	(214)	(265)
Total interest-earning assets	4,017	(4,228)	(211)

Increase (decrease) in interest expense:
Interest-bearing demand	(1)	—	(1)
Money market savings	—	—	—
Savings deposits	18	(1)	17
Time deposits >$100M	628	(316)	312
Time deposits <$100M	1, 205	(415)	790
Other Borrowing	1,073	(444)	629
Total interest-bearing liabilities	2,923	(1,176)	1,747
Increase (decrease) in net interest income:	$1,094	$(3,052)	$(1,958)

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The Corporation maintains a detailed, systematic analysis and procedural discipline to determine the amount of the allowance for loan losses (“ALLL”).  The ALLL is based on estimates and is intended to be adequate to provide for probable losses inherent in the loan portfolio.  This process involves deriving probable loss estimates that are based on individual loan loss estimation, historical loss rates and management’s judgment.

The Corporation employs several methodologies for estimating probable losses.  Methodologies are determined based on a number of factors, including type of asset, risk rating, concentrations, and collateral value.

The Corporation calculates the required ALLL on a quarterly basis and makes adjusting entries as needed. The review of the adequacy of the allowance takes into consideration such factors as concentrations of credit, changes in the growth, size and composition of the loan portfolio, overall and individual portfolio quality, review of specific problem loans, collateral, guarantees and economic conditions that may affect the borrowers’ ability to pay and/or the value of the underlying collateral.  Additional factors considered include: geographic location of borrowers, changes in the Corporation’s product-specific credit policy and lending staff experience.  These estimates depend on subjective factors and, therefore, contain inherent uncertainties.

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

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors.  At the end of 2009, 2008 and 2007, the Bank’s allowance stood at 2.12%, 1.42%, and 1.19% of gross loans, respectively.  Provisions were made to the allowance for loan and lease losses in 2009, 2008 and 2007 of $3,368,000, $1,132,000, and $865,000, respectively.  Loans charged off in 2009, 2008 and 2007 totaled $2,329,000, $750,000 and $250,000, respectively.  Recoveries for these same periods were $77,000, $3,000, and $4,000, respectively.

The Bank’s non-performing (delinquent 90 days or more and on non-accrual) loans as a percentage of total loans were 5.33% 4.18% and 1.98% as of the end of 2009, 2008 and 2007, respectively.  The significant increase in non-accrual loans is primarily attributable to the continued economic slowdown and the softening of the real estate market.

NON-INTEREST INCOME

The following table presents a summary of the noninterest income:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Service charges on deposit Accounts	$627	$760	$634
Gain on sale of investment securities	3,189	449	216
Merchant discount fees	4,495	2,731	2,423
Credit card programs fees	1,075	514	684
Income from sales and servicing of SBA loans	400	329	480
Other income	334	248	(101)

Total noninterest income	$10,120	$5,031	$4,336

Total noninterest income increased $5,089,000 or 101.15% in 2009 when compared with 2008.  The increase resulted from increases in gain on sales of investment securities of $2,740,000, other income of $2,410,000, and income from sales and servicing of Small Business Administration loans of $71,000, while service charges on deposit accounts decreased $133,000.  The increase in other income was due to increases in merchant discount fees of $1,764,000, fee income from credit card programs of $561,000 and a reduction of $829,000 in losses on trading assets ($138,000 of losses in 2009 compared with a loss of $967,000 in 2008); partially offset by fee income from stored value card programs decreasing $74,000 and the gain of $694,000 on the mandatory repurchase of Visa, Inc. in conjunction with Visa, Inc.’s initial public offering reported in 2008.

Total noninterest income increased $695,000 or 16.03% in 2008 when compared with 2007.  The increase resulted from increases in service charges on deposit accounts of $126,000 and other income of $720,000; while income from sales and servicing of Small Business Administration loans decreased $151,000.  The increase in other income was due primarily to a gain of $694,000 on the mandatory repurchase of Visa, Inc. in conjunction with Visa, Inc.’s initial public offering, increases in gains on security sales of $233,000 and merchant discount fees of $308,000; partially offset by $944,000 in losses on trading assets compared with a loss of $686,000 in 2007, and decreases of $170,000 in fee income from credit card programs and $138,000 in stored value card programs.

The sale of Small Business Administration (SBA) guaranteed loans is a contributor to the Bank’s income.  SBA guaranteed loans yield up to 3.75% over the New York prime rate, and the guaranteed portions can be sold at premiums which vary with market conditions.  SBA loans are guaranteed by the full faith of the United States Government up to 85% of the principal amount.  The guaranteed portion has risks comparable for an investor in a U.S. Government security and can usually be sold in the secondary financial market, either at a premium or at a yield which allows the Bank to maintain a significant spread for itself.

There can be no assurance that the gains on sale of SBA loans will continue at, or above, the levels realized in the past three years.  The Small Business Administration has recently increased the guarantee fees borrowers must pay.  Increasing competition among lenders for qualified SBA borrowers makes it difficult for the Bank to continually expand its program in this area, and may limit the level of premium that can be earned with regard thereto.

The following table presents a summary of activity in SBA loans for the years ended December 31:

(Dollars in thousands)	2009	2008	2007
SBA loans authorized	$8,393	$3,235	$3,065
SBA loans sold	$2,740	$2,194	$1,933

The following table presents a summary of income from sales and servicing of SBA loans for the years ended December 31:

(Dollars in thousands)	2009	2008	2007
Income from premium	$255	$142	$147
Income from servicing	145	187	333
Total income from sales and servicing of SBA loans	$400	$329	$480

NON-INTEREST EXPENSES

The following table presents a summary of other noninterest expenses:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Salaries and benefits	$3,091	$3,664	$4,049
Occupancy and equipment expense	1,030	967	866
Foreclosed assets, net	1,401	112	—
Professional fees	1,034	164	165
Prepayment fees on borrowings	888	—	—
Data processing	292	360	361
Other expenses	5,247	3,640	3,564
Total other expenses	$12,983	$8,907	$9,005

Salary and benefits expense decreased $573,000 in 2009 due primarily to the Bank limiting merit increases, not paying incentive bonuses and suspending the 401K contribution match and a $184,000 adjustment which reduced the deferred compensation accrual.  Salary and benefits expense decreased $385,000 in 2008 due primarily to the Bank not paying incentive bonuses, partially offset by an accrual of $110,000 for post retirement benefits associated with a split-dollar insurance program and an increase of $47,000 in health care insurance premiums.

Occupancy and equipment expenses increased $63,000 in 2009, primarily due to increases of $26,000 in premises rent, $26,000 in depreciation expense and $22,000 in maintenance expense.  Occupancy and equipment expenses increased $101,000 in 2008, primarily due to increases of $66,000 in premises rent, $18,000 in depreciation expense, $15,000 in utilities expense, and a reduction of $24,000 in sublease rental income; while merchant terminal expense decreased $24,000.

Professional fees for 2009 increased $870,000 due primarily to an increase of $677,000 in legal fees and an increase of $170,000 in audit fees.  The increase in legal fees was a result of increased collection expense on loans and cost associated with legal proceedings.  The increase in acudit fees related to third party reviews deferred in 2008 to 2009 and additional reviews of compliance related matter.  Professional fees for 2008 were primarily unchanged when compared to 2007.

Data processing expense for 2009 decreased $68,000 due primarily to negotiation of a new data processing contract.  Data processing expense for 2008 was primarily unchanged when compared to 2007.

Other general and administrative expense for 2009 totaled $5,247,000 compared with $3,640,000 for 2008, an increase of $1,607,000.  Significant changes occurred in the following categories with increases in merchant processing expense of $1,370,000, FDIC and state assessments of $398,000, loan expenses of $105,000 and stored value card program expense of $65,000; while decreases occurred in ATM expense of $79,000, business development of $55,000, operational losses of $164,000 and stationary/supplies expense of $46,000.

Other general and administrative expense for 2008 totaled $3,640,000 compared with $3,564,000 for 2007, an increase of $76,000.  Significant changes occurred in the following categories with increases in merchant processing expense of $246,000, FDIC and state assessments of $88,000, ATM expense of $39,000, loan expenses of $29,000 and miscellaneous expense of $22,000; while decreases occurred in advertising of $61,000, business development of $56,000, operational losses of $25,000, director fees of $24,000 and entertainment and meals of $23,000.

INCOME TAXES

In 2009, the provision for federal and state income taxes was a benefit of $(659,000), while the provision was $281,000 and $1,476,000 for 2008 and 2007, respectively.  This represents (69.17%) of income before taxes (benefit) in 2009, 16.12% in 2008 and 43.35% in 2007.  The decrease in the effective tax rate for 2009 is a direct result of the Bank’s investing in tax-exempt securities, increased taxable deductions for provisions to the allowance for loan and lease losses and recognition of a tax benefit for losses on trading assets.

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

LOANS

Loans, the largest component of earning assets, represented 64.07% of average earning assets, and 57.56% of average total assets during 2009, compared with 67.23% and 61.48%, respectively during 2008.  In 2009, average loans increased 1.74% from $166,960,000 in 2008 to $169,853,000.  Average real estate loans increased $6,837,000 or 5.09%, average commercial loans increased $3,617,000 or 11.62% and average installment loans increased $1,071,000 or 120.60%;

while average construction loans decreased $8,632,000 or 41.41%.

Loans represented 67.23% of average earning assets, and 61.80% of average total assets during 2008, compared with 75.85% and 69.11%, respectively during 2007.  In 2008, average loans increased 13.62% from $146,944,000 in 2007 to $166,960,000.  Average real estate loans increased $17,314,000 or 17.89%, average commercial loans increased $2,799,000 or 9.88% and average installment loans increased $193,000 or 27.82%; while average construction loans decreased $290,000 or 1.37%.

Loans represented 75.85% of average earning assets, and 69.11% of average total assets during 2007, compared with 75.79% and 69.17%, respectively during 2006.  In 2007, average loans increased 23.80% from $118,699,000 in 2006 to $146,944,000.  Average real estate loans increased $16,590,000 or 20.69%, average construction loans increased $9,117,000 or 75.89%, average commercial loans increased $2,687,000 or 10.48%; while average installment loans decreased $149,000 or 17.68%.

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

The Bank is the recognized leader for SBA lending in Monterey County, and holds SBA’s coveted Preferred Lender Status.  Generally, SBA loans are guaranteed by the SBA for up to 85% of their principal amount, which can be retained in portfolio or sold to investors.  Such loans are made at floating interest rates, but generally for longer terms (up to 25 years) than are available on a conventional basis to small businesses.  The unguaranteed portion of the loans, although generally supported by collateral, is considered to be more risky than conventional commercial loans because they may be based upon credit standards the Bank would not otherwise apply, such as lower cash flow coverage, or longer repayment terms.

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

The Bank also makes real estate loans secured by a first deed of trust on single family residential properties and commercial and industrial real estate.  California commercial banks are permitted, depending on the type and maturity of the loan, to lend up to 90% of the fair market value of real property (or more if the loan is insured either by private mortgage insurers or governmental agencies).  In certain instances, the appraised value may exceed the actual amount which could be realized on foreclosure, or declines in market value subsequent to making the loan can impair the Bank’s security.

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

The following table presents the composition of the loan portfolio, including loans held for sale, at December 31 for the last five years:

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Commercial and industrial	$33,605	$29,887	$30,197	$27,543	$26,236
Construction	8,705	16,040	23,396	17,326	10,456
Real estate, mortgage	121,887	122,951	116,625	86,207	71,006
Installment	2,746	966	876	694	942
Government guaranteed loans purchased	16	24	32	39	45
	166,959	169,868	171,126	131,809	108,685
Allowance for loan and lease losses	(3,529)	(2,413)	(2,028)	(1,409)	1,101)
Deferred origination fees, net	(217)	(275)	(350)	(350)	(284)

Loans, net	$163,213	$167,180	$168,748	$130,050	$107,300

The following table shows the maturity distribution and repricing intervals of the Bank’s outstanding loans, excluding non-accrual loans, at December 31, 2009.  Balances of fixed rate loans are displayed in the column representative of the loan’s stated maturity date.  Balances for variable rate loans are displayed in the column representative of the loan’s next interest rate change.

Loan Maturities and Repricing Schedule

	(Dollars in thousands)
	Within One Year	After One But Within Five Years	After Five Years	Total
Construction	$5,209	$496	$—	$5,705
Commercial, industrial and guaranteed loans purchased	21,941	3,296	3, 291	28,528
Real estate	49,804	47,128	24,953	121,885
Installment	2,584	67	109	2,760
Total gross loans	$79,538	$50,987	$28,353	$158,878
Loans with variable (floating) interest rates	$72,492	$1,977	$—	$74,469
Loans with predetermined (fixed) interest rates	$6,860	$47,974	$28,353	$83,186

Loan Concentrations

The Corporation has concentration in real estate secured loans.  At December 31, 2009, loans secured by real estate totaled $121,887,000, or 73.00% of the total loan portfolio, compared to $122,951,000, or 72.38%, at December 31, 2008.  While there is a concentration in real estate secured loans, the risk associated with that concentration is mitigated by the diversity of types of real estate held as collateral and the variety of businesses that are borrowers.  The Corporation’s lending is concentrated in its primary lending area of Monterey County, California with $139,334,000, or 83.56%, located in this area at December 31, 2009 compared to $125,650,000, or 73.97%, at December 31, 2008.

Concentration of loans for specific industries and their percentage of total loans at December 31, 2009 and 2008 are as follows:

	2009	2008
Real estate	18.75%	20.42%
Accommodation and food	21.17%	22.00%
Finance and insurance	11.89%	12.20%
Professional, scientific, and technical services	10.44%	10.97%

Non-performing and Non-accrual Loans

The Bank’s present policy is to cease accruing interest on loans which are past due as to principal or interest 90 days or more, except for loans which are well secured or when collection of interest and principal is deemed likely.  When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of and interest on the loan appears to be available.

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”) and other real estate owned (“OREO”), which are foreclosed properties:

	As of December 31,
	2008	2007	2007	2006	2005
	(Dollars in thousands)
Accruing, past due 90 days or more:
Real Estate	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—
Installment	—	—	—	—	—
Other	—	—	—	—	—
Total accruing	—	—	—	—	—
Nonaccrual Loans:

Real Estate	5,137	6,876	3,200	—	—
Commercial	2,943	215	41	—	—
Installment	—	—	155	155	—
Other	—	—	—	—	—
Total nonaccrual	8,080	7,091	3,396	155	—

Total nonperforming loans	8,080	7,091	3,396	155	—
OREO	14,333	7,364	—	—	—

Total nonperforming assets	$23,217	$14,455	$3,396	$155	$—

Total loans end of period	$166,742	$169,868	$171,126	$131,809	$108,685

Ratio of nonperforming loans to total loans at end of period	4.54%	4.18%	1.98%	0.12%	0.00%

Ratio of nonperforming assets to total loans and OREO at end of period	12.36%	8.17%	1.98%	0.12%	0.00%

Interest income of $103,000 and $218,000 for the years ended December 31, 2009 and 2008, was recognized on the non-accruing and restructured loans listed in the table above; whereas, interest income of $578,000 and $602,000 would have been recognized under their original terms.

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

Management has identified $4,893,000 and $7,901,000 of loans on its watch list, which were not included in impaired or non-performing loans at December 31, 2009 and 2008, respectively.

The Bank does not have any foreign loans or loans for highly leveraged transactions.

Summary of Loan Loss Experience

The following table reflects the activity in the Corporation’s allowance for loan and lease losses for the years ended December 31, 2009, 2008, 2007, 2006 and 2005:

	For the Years ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Average loans outstanding	$169,853	$166,960	$146,944	$18,699	$108,963

Total loans outstanding at end of the period	$166,959	$169,868	$171,126	$131,809	$108,685

Allowance, beginning of period	$2,413	$2,028	$1,409	$1,101	$963

Loans charged off during period:
Commercial	358	187	249	—	—
Installment	37	—	1	109	14
Real Estate	1,908	563	—	—	—
Other	26	—	—	—	—
Total charge offs	2,329	750	250	109	14

Recoveries during period:
Commercial	2	3	—	—	—
Installment	—	—	—	7	2
Real Estate	75	—	—	—	—
Other	—	—	4	—	—
Total recoveries	77	3	4	7	2

Net loans charged off during the period	2,252	747	246	102	12

Additions to allowance for loan and lease losses	3,368	1,132	865	410	150

Allowance, end of period	$3,529	$2,413	$2,028	$1,409	$1,101

Ratio of net loans charged off to average loans outstanding during the period	1.33%	0.45%	0.17%	0.09%	0.01%

Ratio of allowance to total loans at end of period	2.12%	1.42%	1.19%	1.07%	1.02%

Ratio of nonperforming loans to allowance for loan losses at end of period	251.75%	293.82%	167.46%	11.00%	N/A

The following table summarizes the allocation of the allowance for loan and lease losses by loan type based on the Bank’s methodology for evaluating its allowance, and the percent of loans and leases in each category to total loans at the dates indicated.  The allocation of individual categories of loans includes amounts applicable to specifically identified as well as unidentified losses inherent in that segment of the loan portfolio and will necessarily change whenever management determines that the risk characteristics of the loan portfolio have changed.  Management believes that any breakdown or allocation of the allowance for loan losses into loan categories lends an appearance of exactness which does not exist, in that the allowance is utilized as a single allowance available for all loans. The allocation below should not be interpreted as an indication of the specific amounts of or loan categories in which future charge-offs may occur:

	December 31, 2009		December 31, 2008
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
Commercial	$995	20.14%	$695	17.53%
Construction	338	5.21%	207	9.75%
Real Estate	2,174	73.00%	1,370	72.15%
Installment	9	1.65%	31	0.57%
Unallocated	13	N/A	110	N/A
Total	$3,529	100.00%	$2,413	100.00%

FUNDING SOURCES

Average deposits increased 13.85% to $207,073,000 in 2009 from $184,017,000 in 2008.  In 2009 average certificates of deposit increased 15.32% and average demand deposits increased 10.96% while average interest checking, money market savings accounts as a group decreased 2.06%.  Average certificates of deposit represented 74.21% of average deposits in 2009 compared with 72.42% in 2008.  Average interest checking, money market and savings accounts as a group were 10.62% of average deposits in 2009 compared with 12.20% in 2008.  Average demand deposits represented 15.17% of average deposits in 2009 compared with 15.38% in 2008.

The following table summarizes the distribution of average daily deposits and the average daily rates paid for the years ended December 31, 2009, 2008, 2007, respectively.

	Average Deposits
	For the year ended		For the year ended		For the year ended
	December 31, 2009		December 31, 2008		December 31, 2007
			($ in thousands)
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing checking	$31,414		$28,310		$27,087

Interest-bearing demand	14,707	0.12%	14,239	0.25%	14,564	0.25%
Money market savings	1,425	0.25%	1,735	0.69%	1,732	0.75%
Savings deposits	5,856	0.50%	6,477	1.02%	4,759	1.03%
Time deposits >$100M	57,959	3.55%	58,787	4.62%	46,609	5.16%
Time deposits <$100M	95,712	3.54%	74,469	4.54%	50,814	5.10%
	175,659	3.13%	155,707	3.99%	118,478	4.30%

Total deposits	$207,073	2.66%	$184,017	3.50%	$145,565	2.50%

The following table sets forth the scheduled maturities of time deposits in denominations of $100,000 or greater, which amounted to $58,701,000 at December 31, 2009:

Maturities of Time Deposits of $100,000 or more

At December 31, 2009

($ in thousands)

Three months or less	$9,186
Over three months through six months	11,599
Over six months through twelve months	23,664
Over twelve months	14,252
$58,701

The Corporation has a line of credit with M & I Marshall & Ilsley Bank in the amount of $3,000,000, at a fixed interest rate of 6.50% and a maturity date of April 30, 2010.  At December 31, 2009, $2,850,000 was advanced on the line.

The Bank has lines of credit from the FHLB of San Francisco, and the Federal Reserve Bank with remaining available borrowing capacity on December 31, 2009 of $1,337,000 and $2,707,000, respectively.  The Federal Home Loan Bank line of credit has a maximum borrowing capacity of 20% of the Bank’s total assets, adjusted quarterly.  The FHLB line of credit is secured by a portion of the Bank’s real estate secured loans and securities at December 31, 2009.  At December 31, 2009, the total principal balance of pledged loans and securities was $43,869,000 and $8,470,000, respectively.  At December 31, 2008, the total principal balance of pledged loans and securities was $38,597,000 and $43,044,000, respectively.

The Federal Reserve Bank discount window line is secured by a portion the Bank’s securities. At December 31, 2009 and 2008 the total market value of securities pledged was $24,245,000 and $21,448,000, respectively. At December 31, 2009 and 2008 the remaining available credit on the line was $2,707,000 and $7,165,000, respectively.

The following table provides information on FHLB advances outstanding at December 31, 2009.

		Funding	Maturity
Amount	Rate	Date	Date
$5,000,000	4.96%	11/14/05	11/15/10
1,750,000	4.74%	1/26/06	1/26/11
2,250,000	4.75%	1/26/06	1/26/11
3,500,000	5.51%	7/17/06	7/18/11
1,500,000	5.52%	7/17/06	7/18/11
1,000,000	5.22%	8/25/06	8/25/11
5,000,000	5.21%	7/30/07	7/30/12
3,000,000	4.85%	10/1/07	10/1/12
5,000,000	5.01%	9/18/07	9/18/14
1,000,000	7.72%	6/1/00	6/3/30
$29,000,000

The Bank had a loan from the FRB in the amount of $10,000,000 with an interest rate of 0.50% and a maturity date of January 11, 2010.  At maturity, the loan was paid off with cash funds and funding from a new loan in the amount of $5,000,000 with the same terms and a maturity date of February 8, 2010.  The loan was paid off at maturity on February 8, 2010.

The Bank has two letters of credit issued by FHLB of San Francisco. One letter of credit in the amount of $330,000, expiring April 20, 2011, is used to secure local agency deposits.  The beneficiary of the letter of credit is the Administrator of Local Agency Security, DFI.  The other letter of credit, in the amount of $1,300,000, expiring February 17, 2019, has MasterCard International Inc. as the beneficiary.

CAPITAL RESOURCES

The Corporation and the Bank maintain capital to comply with legal requirements, to provide a margin of safety for depositors and shareholders, and to provide for future growth and the ability to pay dividends.  At December 31, 2009, the Corporation’s shareholders’ equity was $16,150,000 versus $14,352,000 at December 31, 2008.  The Corporation paid no cash dividends in 2009, whereas cash dividends of $0.25 per share were paid in 2008 and 2007.  The Bank paid cash dividends totaling $500,000, $0 and $800,000 to the Corporation in 2009, 2008 and 2007, respectively.

The FDIC and FRB have adopted capital adequacy guidelines for use in their examination and regulation of banks and bank holding companies.  If the capital of a bank or bank holding company falls below the minimum levels established by these guidelines, it may be denied approval to acquire or establish additional banks or non-bank businesses, or the FDIC or Federal Reserve Board may take other administrative actions.  The guidelines employ two measures of capital:  (1) risk-based capital and (2) leverage capital.

In general, the risk-based capital guidelines provide detailed definitions of which obligations will be treated as capital, and assign different weights to various assets and off-balance sheet items, depending upon the perceived degree of credit risk associated with each asset.  Each asset is assigned to one of four risk-weighted categories.  For example, 0% for cash and unconditionally guaranteed government securities; 20% for deposits with other banks and fed funds; 50% for state bonds and certain residential real estate loans; and 100% for commercial loans and other assets.  Capital is categorized as either Tier 1 capital, consisting of common shareholders equity, qualifying perpetual preferred stock to certain limits, minority interests in equity accounts of consolidated subsidiary and trust preferred securities to certain limits, less goodwill and other intangibles, or Tier 2 capital, which consists of supplementary capital including allowance for possible credit losses to certain limits, certain preferred stock, eligible subordinated debt, and other qualifying instruments).  The guidelines also define and set minimum capital requirements (risk-based capital ratios).  All banks are required to maintain Tier 1 capital of at least 4% and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 capital to total risk-adjusted assets capital ratio of 13.27% and 11.93% at December 31, 2009 and 2008, respectively.  The Bank’s Tier 1 capital exceeds the minimum regulatory requirement by $18,141,000.  The Bank had a Total Risk-Based capital to risk-adjusted assets ratio of 14.53% and 13.13% at December 31, 2009 and 2008, respectively.  The Bank’s Total Risk-Based capital exceeds the minimum regulatory requirement by $12,754,000.

The Tier 1 leverage capital ratio guidelines require a minimum leverage capital ratio of 4% of Tier 1 capital to total assets less goodwill.  The Bank had a leverage capital ratio of 9.63% and 8.48% at December 31, 2009 and 2008, respectively.  The Bank’s Tier 1 leverage capital exceeds the minimum regulatory requirement by $15,182,000.

As of the end of 2009, the Bank was considered to be “well capitalized” by regulatory standards.  We do not foresee any circumstances that would cause either the Corporation or the Bank to be less than “well capitalized”, although no assurance can be given that this will not occur.

On March 27, 2003, the Corporation’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust I (“Trust I”) issued $3 million in cumulative Trust Preferred Securities.  The securities bear a floating rate of interest of 3.25% over the three month LIBOR rate, payable quarterly.  The effective rate at December 31, 2009 and 2008 was 3.53% and 8.07%, respectively. Concurrent with the issuance of the Trust Preferred Securities, Trust I used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Corporation.  The Subordinated Debentures are the sole assets of Trust I and are eliminated, along with the related income statement effects, in the consolidated financial statements.  The Corporation pays interest on the Junior Subordinated Debentures to Trust I, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities.  The Corporation has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters.  The Trust Preferred Securities will mature on April 7, 2033, but can be redeemed, in whole or in part, on any January 7, April 7, July 7 or October 7 on or after April 7, 2008 at par.  The Corporation fully and unconditionally guarantees the obligations of Trust I, on a subordinated basis.

The Corporation received $2.91 million from Trust I upon issuance of the Junior Subordinated Debentures, of which $1 million was contributed by the Corporation to the Bank to increase its capital, $1.14 million was used to retire existing Corporation debt and the remainder held as working capital.

On November 13, 2003, the Corporation’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust II (“Trust II”) issued $5 million in cumulative Trust Preferred Securities.  The securities bear a floating rate of interest of 2.85% over the three month LIBOR rate, payable quarterly.  The effective rate at December 31, 2009 and 2008 was 3.13% and 6.04%, respectively.  Concurrent with the issuance of the Trust Preferred Securities, Trust II used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Corporation.  The Subordinated Debentures are the sole assets of Trust II and are eliminated, along with the related income statement effects, in the consolidated financial statements.  The Corporation pays interest on the Junior Subordinated Debentures to Trust II, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities.  The Corporation has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters.  The Trust Preferred Securities will mature on August 8, 2033, but can be redeemed, in whole or in part, on any February 8, May 8, August 8 or November 8 on or after August 8, 2008 at par.  The Corporation fully and unconditionally guarantees the obligations of Trust II, on a subordinated basis.

The Corporation received $4.96 million from Trust II upon issuance of the Junior Subordinated Debentures, of which $2.5 million was contributed by the Corporation to the Bank to increase its capital and the remainder held as working capital.

Under current applicable regulatory guidelines for bank holding companies, a portion of the Trust Preferred Securities qualifies as Tier I Capital, and the remainder as Tier II Capital.  No assurance can be given that the Trust Preferred Securities will continue to be treated as Tier I Capital in the future.

The Corporation has exercised its rights in accordance with Section 2.11 Extension of interest Payment Period of the Indentures for both Northern California Bancorp, Inc. Trust I and Trust II to defer interest payments for period not to exceed twenty (20) consecutive quarters.

LIQUIDITY

Liquidity represents the ability to provide sufficient cash flows or cash resources in a manner that enables an entity to meet its obligations in a timely fashion and adequately provide for anticipated future cash needs.

For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings.  The Bank has lines of credit from the FHLB of San Francisco, and the Federal Reserve Bank with remaining available borrowing capacity on December 31, 2009 of $1,337,000 and $2,707,000, respectively.  The FHLB line of credit has a maximum borrowing capacity of 20% of the Bank’s total assets, adjusted quarterly.  The Federal Home Loan Bank line of credit is secured by a portion of the Bank’s real estate secured loans and securities.  At December 31, 2009, the total principal balance of pledged loans and securities was $43,869,000 and $8,470,000, respectively.  At December 31, 2008, the total principal balance of pledged loans and securities was $38,597,000 and $43,044,000, respectively.

The FRB discount window line is secured by a portion the Bank’s securities, at December 31, 2009 and 2008 the total market value of securities pledged was $24,245,000 and $21,448,000. At December 31, 2009 and 2008 the remaining available credit on the line was $2,707,000 and $7,165,000, respectively.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15% of total assets (“primary liquidity”), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10% of assets.  In addition, it seeks to generally limit loans to not more than 110% of deposits.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s total liquidity at December 31, 2009, 2008 and 2007 was 27.94%, 35.49%, and 24.31%, respectively, while its average loan to deposit ratio for such years was 82.37%, 89.48% and 100.85%, respectively.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors.  Additionally, deposits on which a financial institution pays an interest rate significantly higher than prevailing rates are considered to be brokered deposits.  Federal law and regulation restricts banks from soliciting or accepting brokered deposits, unless the bank is well capitalized under Federal guidelines.  The Bank had brokered deposits totaling $11,026,000 and $1,996,000 at December 31, 2009 and 2008, this represented 5.44% and 1.05% of total deposits, respectively, and no brokered deposits at December 31, 2007. None of the Bank’s brokered deposits paid an interest rate significantly higher than prevailing rates.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  The following table shows the affect on net interest income of 100, 200 and a 300 basis point rate shocks and a negative 25 basis point rate shock at December 31, 2009.  The table only includes projections for decrease 25 basis points since the Federal Funds target rate is currently between 0% and 0.25%.

Rate Shock Increase (Decrease) in Basis Points	Percent Increase (Decrease) in Net Interest Income
(25)	(0.6%)
100	4.5%
200	10.1%
300	15.7%

INVESTMENT SECURITIES

The Corporation maintains a trading account, at fair value, consisting of marketable securities.  At December 31, 2009 and 2008 the account value was $153,000 and $361,000, respectively.  In addition the Corporation has investments in Northern California Bancorp Trust I of $93,000 and Northern California Bancorp Trust II of $155,000.  These are special-purpose trust subsidiaries which were formed to facilitate the issuance of trust preferred securities.

The following table sets forth the book and market value of investment securities as of December 31, 2009, 2008 and 2007:

INVESTMENT PORTFOLIO MIX

(Dollars in thousands)

	2009		2008		2007
	Book	Market	Book	Market	Book	Market
	value	value	value	value	value	value
Available for sale:
Government National Mortgage Association	$—	$—	$—	$—	$386	$385
Corporate Debt Securities	—	—	5,846	5,866	—	—
Mortgage Backed Securities	1,534	1,490	4,048	3,892	—	—
State/Local Agency Securities	53,000	53,074	41,839	40,551	225	225
U.S. Government Agencies	7,988	7,849	42,197	43,044	36,027	36,191
Total	$62,522	$62,413	$93,930	$93,353	$36,638	$36,801

Held to maturity:
State/Local Agency Securities	$—	$—	$—	$—	$7,869	$8,105

Other Securities:
Federal Home Loan Bank Stock	$3,360	$3,360	$3,097	$3,097	$2,495	$2,495
AT Services, LLC	—	—	20	20	20	20
Metrocities Mortgage, LLC	—	—	10	10	10	10
The Independent Bankers’ Financial Corp.	51	51	51	51	51	51
Northern California Bancorp, Inc. Trust I	93	93	93	93	93	93
Northern California Bancorp, Inc. Trust II	155	155	155	155	155	155
Visa, Inc Class B Stock	426	426	426	426	—	—
Total	$4,085	$4,085	$3,852	$3,852	$2,824	$2,824

The contractual maturities of investment securities as well as yields based on amortized cost of those securities at December 31, 2009 are shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	After five years to
	ten years		After ten years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
Mortgage Backed Securities	$—	0.00%	$1,490	5.18%	$1,490	5.18%
State/Local Agency Securities	—	0.00%	53,074	4.97%	53,074	4.97%
U.S. Government Agencies	987	4.00%	6,862	5.25%	7,849	5.09%
	$987	4.00%	$61,426	5.01%	$62,413	4.99%

INFLATION

The impact of inflation on a financial institution can differ significantly from that exerted on other companies. Banks, as financial intermediaries, have many assets and liabilities which may move in concert with inflation, both as to interest rates and value. However, financial institutions are affected by inflation’s impact on noninterest expenses, such as salaries and occupancy expenses.

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

As of December 31, 2009 the Bank had commitments to extend credit in the amount of $14,839,000.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements.

CONTRACTUAL OBLIGATIONS

The following table presents, as of December 31, 2009, the Corporation’s significant fixed and determinable contractual obligations by payment date.  The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, or other similar carrying value adjustments

	One Year	After One to	After Three to	Over Five
(Dollars in thousands)	or Less	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$49,035	$—	$—	$—	$49,035
Time deposits	110,580	36, 772	4,126	2,404	153,387
FHLB borrowing	5,000	18,000	5,000	1,000	29,000
Federal Reserve Bank borrowing	10,000	—	—	—	10,000
Junior Subordinated Debt	—	—	—	8,241	8,241
Operating Leases	364	435	—	—	799
Standby Letter of Credit	—	330	—	1,300	1,630

(Dollars in thousands)
Commitments to extend credit:
Commercial and Industrial	$8,143
Construction	162
Individuals	983
Real Estate	4,758
Revolving Home Equity and Credit Card Lines	793

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

Not Applicable.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such phrase is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

Our management has evaluated, with the participation of our CEO and our CFO, any changes in our internal control over financial reporting that has occurred during the fourth quarter of our fiscal year ended December 31, 2009, as required by Rule 13a-15(d) of the Exchange Act.  Based on this evaluation, we have determined that there has been no change in our internal controls over financial reporting that has occurred in the fourth quarter of our fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item 9A(T) of this report is the information concerning the evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Our management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2009, the Corporation’s internal control over financial reporting was effective.

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

ITEM 9B.  OTHER INFORMATION

Not Applicable

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated from the Proxy Statement for the Corporation’s 2010 Annual Meeting of Shareholders to be filed by no later than April 30, 2010, or will be provided by amendment to this Annual Report on Form 10-K.

ITEM 11.                                         EXECUTIVE COMPENSATION

The information required by this Item is incorporated from the Proxy Statement for the Corporation’s 2010 Annual Meeting of Shareholders to be filed by no later than April 30, 2010, or will be provided by amendment to this Annual Report on Form 10-K.

ITEM 12.                                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this Item relating to securities authorized for issuance under equity compensation plans is incorporated by reference to the information set forth above under “ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - Securities Authorized for Issuance Under Equity Compensation Plans.”

Except for information incorporated by reference to information provided under other items of this Annual Report on Form 10-K, the information required by this Item is incorporated from the Proxy Statement for the Corporation’s 2010 Annual Meeting of Shareholders to be filed by no later than April 30, 2010, or will be provided by amendment to this Annual Report on Form 10-K.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated from the Proxy Statement for the Corporation’s 2010 Annual Meeting of Shareholders to be filed by no later than April 30, 2010, or will be provided by amendment to this Annual Report on Form 10-K.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated from the Proxy Statement for the Corporation’s 2010 Annual Meeting of Shareholders to be filed by no later than April 30, 2010, or will be provided by amendment to this Annual Report on Form 10-K.

ITEM 15.                                         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A.            EXHIBITS

Item		Description	Page or Footnote Reference

2		Plan of Merger and Merger Agreement, Monterey County Bank with Monterey County Merger Corporation under the Charter of Monterey County Bank under the Title of Monterey County Bank, joined in by Northern California Bancorp, Inc. dated November 1, 1995.	(1)

3 (i)		Articles of Incorporation, as amended through January 2009	(9)

3 (ii)		Bylaws	(1)

10 (i) D	(1)	Lease agreement Carmel Branch Office	(1)

	(2)	Lease agreement Carmel By The Sea Office	(4)

	(3)	Lease agreement 301 Webster Street, Monterey, CA 93924	(5)

10 (ii) A	(1)	Employment Contract of Charles T. Chrietzberg, Jr., dated January 1, 2008	(8)

	(2)	Deferred Compensation Agreement, dated December 31, 1993	(1)

	(3)	Northern California Bancorp, Inc. 2007 Stock Option Plan and Stock Option Agreements	(7)

	(4)	Amendment to the Salary Continuation Agreement Dated December 31, 1993	(2)

	(5)	Life Insurance Endorsement Method Split Dollar Plan Agreement	(2)
		.
	(6)	Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement dated January 5, 2000	(3)

	(7)	Amendment to the Life Insurance Endorsement Method Split Dollar Plan	(3)

	(8)	Amendment to the Salary Continuation Agreement Dated December 31, 1993	(3)

	(9)	Monterey County Bank Supplemental Life Insurance Agreement Dated October 26, 2006	(6)

	(10)	First Amendment to the Monterey County Bank Supplemental Life Insurance Agreement dated October 31, 2006	(6)

21		Subsidiaries	(6)

23.1	Consent of Hutchinson and Bloodgood, LLP	63
31.1	Certification of the Chief Executive Officer of Northern California Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	64
31.2	Certification of the Chief Financial Officer of Northern California Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	65
32.1	Certification of the Chief Executive Officer of Northern California Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	66
32.2	Certification of the Chief Financial Officer of Northern California Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	67

1)  Filed as an exhibit to Form 10-KSB dated December 31, 1995.

2)  Filed as an exhibit to Form 10-KSB dated December 31, 1999.

3)  Filed as an exhibit to Form 10-KSB dated December 31, 2001.

4)  Filed as an exhibit to Form 10-KSB dated December 31, 2002.

5)  Filed as an exhibit to Form 10-KSB dated December 31, 2004.

6)  Filed as an exhibit to Form 10-KSB dated December 31, 2006.

7)  Filed as an Exhibit to DEF 14A filed April 26, 2007.

8)  Filed as an exhibit to Form 10-QSB dated March 31, 2008.

9 )  Filed as an exhibit to Form 10-KSB dated December 31, 2008.

B.            REPORTS

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN CALIFORNIA BANCORP, INC.

Date: March 29, 2010	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chief Executive Officer and President

Date: March 29, 2010	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Charles T. Chrietzberg, Jr.		March 29, 2010
Charles T. Chrietzberg, Jr.	Director

/s/ Sandra G. Chrietzberg		March 29, 2010
Sandra G. Chrietzberg	Director

Peter J. Coniglio	Director

/s/ Carla S. Hudson		March 29, 2010
Carla S. Hudson	Director

/s/ John M. Lotz		March 29, 2010
John M. Lotz	Director

/s/ Mark A. Briant		March 29, 2010
Mark A. Briant	Director

/s/ Stephanie G. Chrietzberg		March 29, 2010
Stephanie G. Chrietzberg	Director

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

December 31, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Northern California Bancorp, Inc. and Subsidiary

Monterey, California

We have audited the accompanying consolidated balance sheets of Northern California Bancorp, Inc. and its wholly owned subsidiary, Monterey County Bank (collectively the Corporation),  as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern California Bancorp, Inc. and its wholly owned subsidiary, Monterey County Bank, as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Hutchinson and Bloodgood LLP

Glendale, California

March 29, 2010

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

(Dollars in Thousands, Except Share Data)

	2009	2008
ASSETS
Cash and due from banks	$12,251	$16,348
Total cash and cash equivalents	12,251	16,348
Time deposits with other financial institutions	—	3,500
Trading assets	153	361
Investment securities available for sale (AFS)	62,413	93,353
Other investments	4,085	3,852
Loans held for sale	2,216	1,650
Loans, net of allowance for loan losses of $3,529,000 in 2009 and $2,413,000 in 2008	160,997	165,530
Premises and equipment, net	4,909	4,988
Cash surrender value of life insurance	4,097	3,969
Other real estate owned	14,333	7,364
Interest receivable and other assets	7,841	5,286
	$273,295	$306,201

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non interest-bearing demand	$25,781	$25,812
Interest-bearing demand	16,984	14,240
Savings	6,270	6,159
Time less than $100,000	94,686	88,188
Time of $100,000 or more	58,701	55,331
Total deposits	202,422	189,730
Federal Home Loan Bank (FHLB) borrowed funds	29,000	66,500
Federal funds purchased	10,000	15,000
Revolving line of credit	2,850	3,000
Payable for investment securities purchased	—	3,050
Interest payable and other liabilities	4,625	6,321
Junior subordinated debt securities	8,248	8,248
Total liabilities	257,145	291,849
Commitments and Contingencies (Notes 13, 14, and 17)
Shareholders’ equity
Common stock, no stated par value, authorized 10,000,000 in 2009 and 2,500,000 shares in 2008, issued and outstanding: 1,783,230 and 1,803,908 shares at December 31, 2009 and 2008, respectively	5,088	5,173
Retained earnings	11,092	9,481
Accumulated other comprehensive loss	(30)	(302)
Total shareholders’ equity	16,150	14,352
	$273,295	$306,201

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2009, 2008, and 2007

(Dollars in Thousands, Except Per Share Data)

	2009	2008	2007

Interest income
Loans and fee income on loans	$10,779	$12,297	$14,442
Time deposits with other financial institutions	—	29	66
Investment securities	4,456	3,963	1,957
Federal funds sold	27	211	476
Total interest income	15,262	16,500	16,941

Interest expense
Interest-bearing transaction accounts	22	48	49
Savings and time deposit accounts	3,417	3,445	2,638
Time deposits in denominations of $100,000 or more	2,060	2,717	2,405
Notes payable and other borrowings	2,580	3,539	2,910
Total interest expense	8,079	9,749	8,002

Net interest income	7,183	6,751	8,939
Provision for loan losses	3,368	1,132	865
Net interest income, after provision for loan losses	3,815	5,619	8,074

Non-interest income
Service charges on deposit accounts	627	760	634
Income from sales and servicing of Small Business Administration loans	400	329	480
Gain on sale of investment securities	3,189	449	216
Other income	5,904	3,493	3,006
Total non-interest income	10,120	5,031	4,336

Non-interest expenses
Salaries and employee benefits	3,091	3,664	4,049
Occupancy and equipment	1,030	967	866
Foreclosed assets, net	1,401	112	—
Professional fees	1,034	164	165
Data processing	292	360	361
FHLB prepayment fees	888	—	—
Other general and administrative	5,247	3,640	3,564
Total non-interest expenses	12,983	8,907	9,005

Income before income tax provision (benefit)	952	1,743	3,405
Income tax provision (benefit)	(659)	281	1,476

Net income	$1,611	$1,462	$1,929

Earnings per common share

Basic	$0.90	$0.80	$1.08

Diluted	$0.90	$0.79	$1.03

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2009, 2008, and 2007

(Dollars in Thousands, Except Share Data)

				Accumulated
				Other
	Number of	Common	Retained	Comprehensive
	Shares	Stock	Earnings	Income (loss)	Total

Balance at December 31, 2006	1,721,715	$5,060	$7,363	$(21)	$12,402

Comprehensive income:
Net income for the year	—	—	1,929	—	1,929
Change in net unrealized gain on AFS securities and other assets, net of reclassification adjustment and tax effect	—	—	—	122	122
Total comprehensive income					2,051

$.25 per share cash dividend	—	—	(461)	—	(461)
Exercise of stock options, including tax benefit	124,203	442	—	—	442
Balance at December 31, 2007	1,845,918	5,502	8,831	101	14,434

Cumulative effect - application of new accounting standard EITF 06-04 and EITF 06-10	—	—	(362)	—	(362)

Comprehensive income:
Net income for the year	—	—	1,462	—	1,462
Change in net unrealized loss on AFS securities and other assets, net of reclassification adjustment and tax effect	—	—	—	(403)	(403)
Total comprehensive income					1,059

Stock repurchase	(46,010)	(341)	—	—	(341)
$.25 per share cash dividend	—	—	(450)	—	(450)
Exercise of stock options, including tax benefit	4,000	12	—	—	12
Balance at December 31, 2008	1,803,908	5,173	9,481	(302)	14,352

Comprehensive income:
Net income for the year	—	—	1,611	—	1,611
Change in net unrealized loss on AFS securities and other assets, net of reclassification adjustment and tax effect	—	—	—	272	272
Total comprehensive income					1,883
Stock repurchase	(20,678)	(85)	—	—	(85)
Balance at December 31, 2009	1,783,230	$5,088	$11,092	$(30)	$16,150

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009, 2008, and 2007

(Dollars in Thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,611	$1,462	$1,929
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense	332	312	293
Provision for loan losses	3,368	1,132	865
Provision for foreclosed asset losses	1,010	—	—
Realized gain on sales of available for sale securities and other investments, net	(3,189)	(449)	(216)
Amortization of deferred loan fees, net	(75)	(291)	(372)
Net amortization (accretion) of securities	(595)	(234)	(4)
Deferred income tax benefit	(1,660)	(583)	(91)
Loss on sale of foreclosed asset	65	—	—
Increase in cash surrender value of life insurance	(128)	(124)	(124)
(Increase) decrease in assets:
Trading assets	208	863	538
Loans held for sale	(566)	237	(705)
Interest receivable	759	(774)	(392)
Other assets	(1,848)	3,598	(4,361)
Increase (decrease) in liabilities:
Interest payable	(559)	(417)	904
Other liabilities	(1,416)	1,675	324
Net cash provided (used) by operating activities	(2,683)	6,407	(1,412)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in time deposits with other financial institutions	3,500	(3,500)	1,000
Activity in available-for-sale securities
Sales	130,689	51,322	10,221
Maturities, prepayments, and calls	7,250	3,700	13,996
Purchases	(105,768)	(106,639)	(40,993)
Activity in held to maturities Purchases	—	—	(870)
Purchase of stock investments, restricted	(263)	—	—
Net increase in loans	(12,458)	(11,874)	(69,275)
Loan purchases	—	—	(11,001)
Proceeds from loan sales	2,740	6,016	41,790
Proceeds from sale of other real estate owned	4,303
Investment in real estate	(1,111)	(1,015)	—
Purchase of life insurance policies	—	—	(50)
Additions to bank premises and equipment	(253)	(417)	(547)
Net cash used by investing activities	28,629	(62,407)	(55,729)

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009, 2008, and 2007

(Dollars in Thousands)

	2009	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$12,692	$20,974	$37,129
Proceeds from borrowings	50,000	50,000	20,500
Repayments on borrowings	(92,650)	(18,000)	(2,750)
Proceeds from exercise of stock options	—	12	442
Repurchase of common stock	(85)	(341)	—
Cash dividends paid on common stock	—	(450)	(461)
Net cash provided by financing activities	(30,043)	52,195	54,860

Net decrease in cash and cash equivalents	(4,097)	(3,805)	(2,281)

CASH AND CASH EQUIVALENTS, BEGINNING	16,348	20,153	22,434

CASH AND CASH EQUIVALENTS, ENDING	$12,251	$16,348	$20,153

SUPPLEMENTARY INFORMATION

Interest paid	$8,638	$9,200	$7,100

Income taxes paid	$768	$1,120	$1,262

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Northern California Bancorp, Inc., (the Corporation) provides a variety of financial services through Monterey County Bank, (the Bank) to individuals and small businesses through its five offices in Monterey County.  Its primary deposit products are demand and term certificate accounts.  Its primary lending products are real estate, commercial, construction, and Small Business Administration (SBA) loans.

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

December 31, 2009 and 2008

Note 1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

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

December 31, 2009 and 2008

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the Bank does not have the intent to sell the security; and it is more likely than not it will not have to sell the security before recovery of its cost basis.

Gains and losses on disposition are generally recognized on the trade date, based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

Restricted Stock Investments

Federal Home Loan Bank (FHLB) stock is carried at cost, and is evaluated for impairment based on an estimate of the ultimate recoverability of par value.

Sales and Servicing of SBA Loans

The Bank originates loans to customers under the SBA program that generally provides for SBA guarantees of 70% to 90% of each loan.  The Bank generally sells the guaranteed portion of each loan to a third party and retains only the non-guaranteed portion in its own portfolio.  A gain is recognized on these loans through collection on sale of a premium over the adjusted carrying value, or through retention of an ongoing rate differential, less a normal service fee between the rate paid by the borrower to the Bank and the rate paid by the Bank to the purchaser (excess servicing fee).  In calculating the gain, the Bank assumes that the loans sold will be outstanding for one-half of their contractual lives.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

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

December 31, 2009 and 2008

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

Loan origination fees and costs are deferred and amortized as an adjustment of the loan’s yield over the life of the loan using the interest method, which results in a constant rate of return or the straight-line method for lines of credit.

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

December 31, 2009 and 2008

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

December 31, 2009 and 2008

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for loan losses. Property is evaluated regularly to ensure that the recorded amount is supported by its current fair value and that valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary. Revenue and expenses from operations of foreclosed assets and changes in the valuation allowance are included in net expenses from foreclosed assets.

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

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company Owned Life Insurance

The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

On September 7, 2006, the Emerging Issues Task Force reached a consensus on the issue, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and on March 15, 2007, on the issue, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. The scope of these two issues relates to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements and for collateral assignment split-dollar life insurance arrangements, respectively.  Both issues became effective for fiscal years beginning after December 15, 2007, although early adoption was permitted.  The Corporation adopted the standards for both issues effective as of January 1, 2008 as a change in accounting principle through a $362,000 cumulative-effect adjustment to retained earnings. The amount expensed to recognize the liability for future benefits for the year ended December 31, 2008 was $110,000.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card advancements, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is considered by management and is reserved for at a level deemed adequate to provide for known and inherent losses.

Income Taxes

Deferred income taxes are recognized for estimated future tax effects attributable to income tax carry forwards as well as temporary differences between income tax and financial reporting purposes. A valuation allowance is established when necessary to reduce the deferred tax asset to the amount expected to be realized.  Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (continued)

The Corporation uses a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions are recognized in the consolidated financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

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

Stock-Based Compensation Plans

The cost relating to stock-based compensation is measured at the grant-date fair value of the equity instruments issued. Cost is recognized over the required service period, generally defined as the vesting period. The Bank uses the Black-Scholes option pricing model to estimate the fair value of stock options.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per share

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method.  The weighted average number of shares outstanding for basic earnings per share amounted to 1,791,218 for 2009, 1,823,965 for 2008, and 1,785,812 for 2007.  The weighted average number of shares outstanding for dilutive earnings per share amounted to 1,795,764 for 2009, 1,848,173 for 2008, and 1,881,004 for 2007.  The Corporation paid no cash dividends in 2009, and cash dividends of $.25, per share in 2008 and 2007.

Recent Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the periods beginning after October 1, 2009. Management is assessing the impact of ASU 2009-05 on the consolidated financial condition, results of operations, and disclosures.

In June 2009, the FASB issued ASU No. 2009-01 (formerly Statement No. 168), Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered non-authoritative.  The Codification is effective for interim or annual reporting periods ending after September 15, 2009.  Management has made the appropriate changes to GAAP references in the consolidated financial statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (SFAS No. 166).  SFAS No. 166 amends the de-recognition accounting and disclosure guidance relating to SFAS 140.  SFAS No. 166 eliminates the exemption from consolidation for qualifying special purpose entities (QSPEs). It also amends the accounting rules relating to the sale of loans, including the sale of SBA-guaranteed loans.  SFAS No. 166 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  Management is assessing the impact of SFAS No. 166 on the Corporation’s consolidated financial condition, results of operations, and disclosures.

In June 2009, the FASB issued SFAS No. 167, Amendments to Interpretation No. 46(R), which amends guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. Management is assessing the impact of SFAS 167 on the Corporation’s consolidated financial condition, results of operations, and disclosures.

In April 2009, the FASB issued ASC 320 (formerly Staff Position FAS 115-2, FAS 124-2 and EITF 99-20-2), Recognition and Presentation of Other-Than-Temporary-Impairment.  ASC 320 (i) changes existing guidance for determining whether an impairment of debt securities is other than temporary and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under ASC 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  ASC 320 is effective for interim and annual periods ending after June 15, 2009.  The adoption of ASC 320 in the second quarter of 2009 did not have an impact on Corporation’s consolidated financial statements. However, the disclosures have been modified to conform to ASC 320, as presented in Note 4.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued ASC 820 (formerly FSP FAS 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  ASC 820 affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique.  ASC 820 is effective for interim and annual periods ending after June 15, 2009.  The Corporation adopted the provisions of ASC 820 on April 1, 2009.  The provisions of ASC 820 did not have a material impact on Corporation’s consolidated financial condition and results of operations.

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

The components of other comprehensive income (loss) and related tax effects for the years ended December 31, are as follows:

	2009	2008	2007
	(Dollars in thousands)
Unrealized holding gains (losses) on available for sale securities and other assets, net	$3,685	$(284)	$438
Reclassification adjustment for gains realized in income	(3,189)	(449)	(216)
Net unrealized gains (losses)	496	(733)	222
Tax effect	(224)	330	(100)

Other comprehensive gain (loss) net of tax	$272	$(403)	$122

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss) (continued)

The components of accumulated other comprehensive income (loss) and related tax effects as of December 31 are as follows:

	2009	2008
	(Dollars in thousands)
Unrealized holding gains (losses) on available for sale securities	$(109)	$(577)
Unrealized holding gains on available for sale asset strip receivable	55	27
Tax effect	24	248

Net-of-tax amount	$(30)	$(302)

Advertising Costs

Advertising costs are charged to operations when incurred.  The amount expensed for advertising for the years ended December 31, 2009, 2008, and 2007 was $80,000, $103,000, and $164,000, respectively.

Reclassification

Certain amounts have been reclassified in the 2008 and 2007 financial statements to conform to the 2009 presentation with no changes to previously reported income.

Note 2.          CASH AND DUE FROM BANKS

The Corporation is required to maintain aggregate reserves (in the form of cash and deposits with the Federal Reserve Bank) to satisfy federal regulatory requirements.  At December 2009 and 2008, the Bank met these requirements by maintaining reserve balances of $1,890,000 and $942,000, respectively.

Note 3.          TRADING ASSETS

At December 31, 2009 and 2008, the Corporation’s trading assets consisted of marketable equity securities in the amount of $153,000 and $361,000, respectively.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 4.          INVESTMENT SECURITIES AND OTHER INVESTMENTS

The following is a comparison of amortized cost and approximate fair value of investment securities at December 31:

	2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities Available for Sale
Mortgage Backed Securities	$1,534	$—	$(44)	$1,490
State/Local Agency Securities	53,000	1,501	(1,427)	53,074
Government Agency Securities	7,988	—	(139)	7,849

Total securities available for sale	$62,522	$1,501	$(1,610)	$62,413

	2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Other Investments, at cost
Federal Home Loan Bank stock, restricted	$3,360	$—	$—	$3,360
Northern California Bancorp, Inc. Trust I	93	—	—	93
Northern California Bancorp, Inc. Trust II	155	—	—	155
The Independent Bankers’ Financial Corporation	51	—	—	51
Visa, Inc Class B Stock	426	—	—	426

Total other investments	$4,085	$—	$—	$4,085

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

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

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 4.          INVESTMENT SECURITIES AND OTHER INVESTMENTS (Continued)

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

The amortized cost and fair value of debt securities by contractual maturity date at December 31, 2009 follows:

	Available for Sale
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)

Due after five years through ten years	$1,417	$1,387
Due after ten years	61,105	61,026

	$62,522	$62,413

Proceeds from maturity and sales of investment securities for the years ended December 31, 2009, 2008, and 2007 were $130,659,000, $55,022,000, and $24,217,000, respectively.  Realized gains for the years ended December 31, 2009, 2008, and 2007 were $3,189,000, $449,000, and $216,000, respectively.

As a member of the Federal Home Loan Bank (FHLB) system, the Bank is required to maintain an investment in FHLB stock in an amount equal to the greater of 1% of its outstanding mortgage loans or 5% of advances from the FHLB. As of December 31, 2009 and 2008, the Bank had advances from the FHLB totaling $29,000,000 and $66,500,000, respectively. No ready market exists for FHLB stock, and it has no quoted market value. FHLB stock is evaluated for impairment based on an estimate of the ultimate recoverability of par value.

At December 31, 2009 and 2008, U.S. Government and Mortgage Backed obligations with a carrying value of $8,761,000 and $43,044,000, respectively, were pledged to secure advances from the FHLB.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 4.          INVESTMENT SECURITIES AND OTHER INVESTMENTS (Continued)

At December 31, 2009 and 2008 State/Local Agency obligations with a carrying value of $20,462,000 and $23,144,000, respectively, were pledged to secure loans from the Federal Reserve Bank.

In December 2008, the Bank purchased three debt securities totaling $3,050,000 that had settlement dates in January 2009.  The Bank had recorded the investment securities purchased as of the trade date and had recorded the corresponding payable for investment securities purchased of $3,050,000 at December 31, 2008.

Information pertaining to securities with gross unrealized losses at December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)
Securities Available for Sale:
Government Agency Securities	$7,849	$(139)	$—	$—	$7,849	$(139)
Mortgage Backed Securities	1,491	(44)	—	—	1,491	(44)
State/Local Agency Securities	8,827	(245)	8,889	(1,182)	17,716	(1,427)

Total	$18,167	$(428)	$8,889	$(1,182)	$27,056	$(1,610)

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the Bank does not have the intent to sell the security; and it is more likely than not it will not have to sell the security before recovery of its cost basis.

On December 31, 2009, forty securities had an unrealized loss with aggregate depreciation of 5.62% from the Bank’s amortized cost basis. On December 31, 2008, fifty five securities had an unrealized loss with aggregate depreciation of 1.20% from the Bank’s amortized cost basis. The unrealized losses relate to a mortgage backed security issued by federally sponsored agencies, which are fully secured by conforming residential loans, securities issued by agencies of the United States and securities issued by local government agencies.  Since the Bank has the ability to hold these securities until estimated maturity, no decline is deemed to be other than temporary.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 5.          SALES AND SERVICING OF SBA LOANS

A summary of the activity of SBA loans for the years ended December 31 follows:

	2009	2008	2007
	(Dollars in thousands)

SBA loans originated	$8,393	$3,235	$3,065

SBA loans sold	$2,740	$2,194	$1,933

A summary of income from SBA loans sold for the years ended December 31 is as follows:

	2009	2008	2007
	(Dollars in thousands)

Income from premiums	$255	$142	$147
Income from servicing	145	187	333

Total SBA sales and servicing income	$400	$329	$480

Note 6.          LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of loan balances at December 31 follows:

	2009	2008
	(Dollars in thousands)

Commercial and industrial	$31,389	$28,237
Construction	8,705	16,040
Real estate, mortgage	121,887	122,951
Installment	2,746	966
Government guaranteed loans purchased	16	24
	164,743	168,218
Allowance for loan losses	(3,529)	(2,413)
Deferred origination fees, net	(217)	(275)

Loans, net	$160,997	$165,530

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 6.          LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An analysis of the allowance for loan losses for the years ended December 31 follows:

	2009	2008	2007
	(Dollars in thousands)

Beginning balance	$2,413	$2,028	$1,409
Recoveries	77	3	4
Loans charged off	(2,329)	(750)	(250)
Provision for loan losses	3,368	1,132	865

Ending balance	$3,529	$2,413	$2,028

The following table summarizes the Bank’s investment in loans for which impairment has been recognized as of and for the years ended December 31.  Impaired loans consist of the loans on non-accrual status.

	2009	2008	2007
	(Dollars in thousands)

Total impaired loans which as a result of write-down or the fair value of the collateral, did not have a specific allowance	$4,399	$5,728	$—
Impaired loans which have a specific allowance	3,681	1,363	3,396

Total impaired loans	$8,080	$7,091	$3,396

Total specific allowance on impaired loans	$357	$123	$212

	2009	2008	2007
	(Dollars in thousands)

Average recorded investment in impaired loans during the period	$6,490	$5,073	$702
Income recognized on impaired loans during the period	$—	$—	$—

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 6.         LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

No funds are committed to be advanced in connection with impaired loans.

As of December 31, 2009 and 2008, there were no loans past due ninety days or more and still accruing interest.

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balance of loans serviced for others was $30,746,000 and $112,849,000 at December 31, 2009 and 2008, respectively.

Note 7.         FORECLOSED ASSETS

As of December 31, 2009 and 2008, foreclosed assets totaled $15,343,000 and $7,364,000, respectively. Based on property values, a valuation allowance of $1,010,000 was deemed necessary at December 31, 2009. No valuation allowance was deemed necessary at December 31, 2008.

Subsequent to December 31, 2009, properties valued $8,582,000 were transferred to foreclosed assets.  Based on property values, a valuation allowance of $212,000 was deemed necessary for these properties.  One property was sold for $225,000, with a gain on sale of $23,000.

Operating expenses for foreclosed assets totaled $326,000 and $112,000 for the years ended December 31, 2009 and 2008, respectively. A net loss of $65,000 was recognized on the sale of foreclosed assets for the year ended December 31, 2009. There were no sales of foreclosed assets during the year ended December 31, 2008.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 8.         PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of banking premises and equipment and their estimated useful lives at December 31 follows:

			Estimated
	2009	2008	Useful Lives
	(Dollars in thousands)

Land	$1,174	$1,174
Building	1,816	1,816	40 years
Building improvements	1,094	1,094	40 years
Leasehold improvements	1,080	1,080	Lease term
Furniture and equipment	2,679	2,427	3-8 years
	7,843	7,591
Accumulated depreciation	(2,934)	(2,603)

	$4,909	$4,988

Depreciation and amortization expense for the years ended December 31, 2009, 2008, and 2007 amounted to $332,000, $312,000, and $293,000, respectively.

Note 9.         DEPOSITS

At December 31, 2009, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)

Years Ending December 31:
2010	$110,586
2011	29,999
2012	6,278
2013	2,016
2014	2,110
Thereafter	2,398

$153,387

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 10.       JUNIOR SUBORDINATED DEBT SECURITIES

On March 27, 2003, the Corporation’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust I (“Trust I”) issued $3 million in cumulative Trust Preferred Securities.  The securities bear a floating rate of interest of 3.25% over the three month LIBOR rate, payable quarterly.  The effective rate at December 31, 2009 and 2008 was 3.53% and 8.07%, respectively.  Concurrent with the issuance of the Trust Preferred Securities, Trust I used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Corporation. The Corporation will pay interest on the Junior Subordinated Debentures to Trust I, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities.  The Corporation has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters.  The Trust Preferred Securities will mature on April 7, 2033, but can be redeemed, in whole or in part, on any January 7, April 7, July 7 or October 7 occurring after April 7, 2008 at par.  The Corporation fully and unconditionally guarantees the obligations of Trust I, on a subordinated basis.

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

On November 13, 2003, the Corporation’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust II (“Trust II”) issued $5 million in cumulative Trust Preferred Securities.  The securities bear a floating rate of interest of 2.85% over the three month LIBOR rate, payable quarterly.  The effective rate at December 31, 2009 and 2008 was 3.13% and 6.04%, respectively. Concurrent with the issuance of the Trust Preferred Securities, Trust II used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Corporation. The Corporation will pay interest on the Junior Subordinated Debentures to Trust II, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities. The Corporation has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters.  The Trust Preferred Securities will mature on November 8, 2033, but can be redeemed, in whole or in part, on any February 8, May 8, August 8 or November 8 occurring after November 8, 2008 at par.  The Corporation fully and unconditionally guarantees the obligations of Trust II on a subordinated basis.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

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

During the years ended December 31, 2009, 2008 and 2007 interest expense on Junior Subordinated Debentures totaled $328,000, $534,000, and $696,000, respectively.  The amortization of the issuance cost totaled $6,000 for each year ended December 31, 2009, 2008 and 2007, respectively.

The Corporation exercised its rights in accordance with Section 2.11 Extension of Interest Payment Period of the Indentures dated March 27, 2003 and November 13, 2003, for Northern California Bancorp, Inc. Trust I and Trust II, respectively, to defer interest payments for an undetermined period of time, not to exceed twenty (20) consecutive quarterly payments.  The deferral of interest payments on Northern California Bancorp, Inc. Trust I was effective with the October 7, 2009 interest payment.  At December 31, 2009 accrued and unpaid interest totaled $60,000. The deferral of interest payments on Northern California Bancorp, Inc. Trust II was effective with the November 8, 2009 interest payment.  At December 31, 2009 accrued and unpaid interest totaled $65,000.

Note 11.       FUNDING SOURCES

The Corporation has a line of credit with M & I Marshall & Ilsley Bank in the amount of $3,000,000, a fixed interest rate of 6.50% and a maturity date of April 30, 2010.  At December 31, 2009, $2,850,000 was advanced on the line.

The Bank has lines of credit from the Federal Home Loan Bank (FHLB) of San Francisco, and the Federal Reserve Bank with remaining available borrowing capacity on December 31, 2009 of $1,337,000, $2,707,000, respectively.  The Federal Home Loan Bank line of credit has a maximum borrowing capacity of 20% of the Bank’s total assets, adjusted quarterly.  The FHLB line of credit is secured by a portion of the Bank’s real estate secured loans and securities at December 31, 2009.  At December 31, 2009, the total principal balance of pledged loans and securities was $43,869,000 and $8,470,000, respectively.  At December 31, 2008, the total principal balance of pledged loans and securities was $38,597,000 and $43,044,000, respectively.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 11.       FUNDING SOURCES (Continued)

The Federal Reserve Bank discount window line is secured by a portion the Bank’s securities, at December 31, 2009 and 2008 the total market value of securities pledged was $24,245,000 and $21,448,000. At December 31, 2009 and 2008 the remaining available credit on the line was $2,707,000 and $7,165,000, respectively. No advances were outstanding on line at December 31, 2009 and 2008.

The following table provides information on ten FHLB advances outstanding at December 31, 2009.

Advance Amount	Fixed Interest Rate	Funding Date	Maturity Date
(Dollars in thousands)

$5,000,000	4.96%	11/14/05	11/15/10
1,750,000	4.74%	01/26/06	01/26/11
2,250,000	4.75%	01/26/06	01/26/11
3,500,000	5.51%	07/17/06	07/18/11
1,500,000	5.52%	07/17/06	07/18/11
1,000,000	5.22%	08/25/06	08/25/11
5,000,000	5.21%	07/30/07	07/30/12
3,000,000	4.85%	10/01/07	10/01/12
5,000,000	5.01%	09/18/07	09/18/14
1,000,000	7.72%	06/01/00	06/03/30
$29,000,000

The Bank has a loan from the Federal Reserve Bank in the amount of $10,000,000 with an interest rate of 0.50% and a maturity date of January 11, 2010.  At maturity, the loan was paid off with cash funds and funding from a new loan in the amount of $5,000,000 with the same terms and a maturity date of February 8, 2010.  The loan was paid off at maturity on February 8, 2010.

The Bank has two letters of credit issued by FHLB of San Francisco. One letter of credit in the amount of $330,000, expiring April 20, 2011, is used to secure local agency deposits.  The beneficiary of the letter of credit is the Administrator of Local Agency Security, Department of Financial Institutions.  The other letter of credit in the amount of $1,300,000, expiring February 17, 2019 has MasterCard International Inc. as the beneficiary.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 12.       INCOME TAXES

Allocation of federal and California income taxes between current and deferred portions for the year ended December 31 is as follows:

	2009	2008	2007
	(Dollars in thousands)
Current tax provision:
Federal	$585	$551	$1,099
California	416	313	468

	1,001	864	1,567

Deferred tax provision (benefit):
Federal	(988)	(279)	(259)
California	(316)	(155)	(110)
Increase (decrease) in valuation allowance	(356)	(149)	278

	(1,660)	(583)	(91)

	$(659)	$281	$1,476

The differences between the statutory federal income tax rates and the effective tax rates for the years ended December 31 are summarized as follows:

	2009	2008	2007

Statutory federal tax rate	34.00%	34.00%	34.00%
California taxes, net of federal tax benefit	7.20	7.20	7.20
Tax-exempt interest on municipal bonds	(72.66)	(16.40)	(3.30)
Change in valuation allowance	(37.43)	(8.55)	(2.67)
Other, net	(0.29)	(0.13)	8.12

Effective tax rates	69.18%	16.12%	43.35%

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 12.       INCOME TAXES (Continued)

The components of the net deferred tax asset, included in other assets at December 31, are as follows:

	2009	2008
	(Dollars in thousands)
Deferred tax asset
Federal	$2,644	$1,792
California	844	616

Total deferred tax asset	3,488	2,408
Valuation allowance	(626)	(982)

Net deferred tax asset	$2,862	$1,426

The tax effects of each type of income and expense item that give rise to deferred taxes at December 31 are as follows:

	2009	2008
Deferred tax assets (liabilities)
Net unrealized gain on securities	$138	$950
Allowance for loan losses	1,167	976
Accrued salary continuation liability	276	383
AMT credit	219	—
Non-accrual interest income	257	262
Other real estate owned transactions	674	46
Capital loss carryover	693	62
Other	207	(136)
Depreciation	(143)	(135)

Total deferred tax asset	3,488	2,408
Valuation allowance	(626)	(982)

Net deferred tax asset	$2,862	$1,426

The Bank establishes a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 12.       INCOME TAXES (Continued)

The Corporation adopted the provisions of ASC 740, formerly FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Corporation had no unrecognized tax benefits which would have required an adjustment to the January 1, 2007 beginning balance of retained earnings. The Corporation has no unrecognized tax benefits at December 31, 2009 and 2008. The Corporation recognizes, when applicable interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2009 and 2008 the Corporation recognized no interest and penalties.

Note 13.       COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding commitments that are not reflected in the consolidated financial statements.

Operating lease commitments

The Bank leases its branch offices in Carmel By-The-Sea, Carmel Valley, Pacific Grove and a Salinas branch office which opened during the second quarter of 2008.  The Carmel By-The-Sea office has a five and one half year lease with four, five year options and commenced in April 2002.  The Carmel Valley building had a twenty-five year lease which commenced in March 1981 and an addendum to the lease executed in 2005 provides for two options to renew the lease for an additional 10 years each, and may be adjusted annually for changes in the Consumer Price Index.  The Pacific Grove building has a five-year lease with five, five-year options and commenced in April 1997.  The Salinas building has a five-year lease with four, five-year options and commenced in November 2007.  The Bank leases approximately 1,000 square feet of office space at 321 Webster Street, Monterey, CA, which had a term of three years commencing September 2000, with a three-year option.  An addendum to the lease was executed in 2004 and provided for two, five year options to extend the lease, which commenced in September 2006.  The Bank also leases certain equipment used in the normal course of business.

Rent expense for operating leases is included in occupancy and equipment expense and amounted to approximately $378,000, $352,000, and $286,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Effective November 1, 2009, the Bank entered into a one year sublease agreement to rent one of the units in the Carmel-By-The-Sea branch for a monthly rent of $2,000.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 13.                     COMMITMENTS AND CONTINGENCIES (Continued)

Operating lease commitments (Continued)

Future minimum lease commitments for all non-cancelable operating leases are as follows:

Years Ending	Minimum Lease
December 31,	Commitments
(Dollars in thousands)
2010	$364
2011	267
2012	168

$799

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

At December 31, 2009 and 2008, such commitments to extend credit were $14,839,000 and $13,941,000, respectively, of undisbursed lines of credit, undisbursed loans in process, and commitment letters.

Contingencies

The Corporation, its principal subsidiary Monterey County Bank and its Chief Executive Officer were named as defendants in a lawsuit filed by Golden State Bank on November 3, 2008 in the Monterey County Court-Civil Division.  The lawsuit involved claims related to loan participations  and seeks to compel arbitration of the issues, rescission of the participation agreements, payment of all principal and interest, damages, attorney fees and costs.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 13.                     COMMITMENTS AND CONTINGENCIES (Continued)

Contingencies (Continued)

This action was settled in December 2009. Under the terms of the settlement Golden State Bank dismissed its claims without receiving any payment or other consideration from the Corporation, Monterey County Bank or its officers.

The Bank, Chief Executive Officer and Chief Credit Officer were named as defendants in a lawsuit filed July 27, 2009 in the Monterey County Superior Court’s Civil Division, by Bank of the Orient.  The lawsuit involves claims related to loan participations purchased by Bank of the Orient from Monterey County Bank.  The lawsuit seeks rescission of the participation agreements, payment of all principal and interest, damages, attorneys’ fees and costs.

While the action was originally filed in the Superior Court under the terms of the participation agreements the matter has been submitted to arbitration through the American Arbitration Association.

Monterey County Bank was named as defendant in a lawsuit filed February 26, 2009 in Monterey County Superior Court-Civil Division by Tighorn Financial Services, LLC (“Tighorn”).  The lawsuit seeks to compel Monterey County Bank to continue its credit card sponsorship and the servicing of a credit card portfolio under a card sponsorship agreement with the third party.  Pursuant to termination provisions contained in the parties’ Agreement Monterey County Bank gave the third party written notice of termination of the agreement in June 2008.

Settlement discussions are pending between the Bank and Tighorn that could result in third Tighorn’s agreement to dismiss the action and to turn over its interest in the receivables realized from the accounts.

The Bank, Chief Executive Officer and Chief Credit Officer were named as defendants in a lawsuit filed April 29, 2009 in the Monterey County Superior Court’s Civil Division, by First Foundation Bank.  The lawsuit involves claims related to two loan participations purchased by First Foundation Bank from Monterey County Bank.  The lawsuit seeks to rescind the participation agreements, payment of all principal and interest, damages, attorneys’ fees and costs.

Monterey County Bank was named as defendant in two separate actions filed  June 17, 2008 and June 26, 2008  to foreclose mechanic’s liens on site improvements performed in the amounts of $1.5 million and $6.0 million, respectively. The actions assert that the mechanic’s liens have priority over the Bank’s Deeds of Trust against various lots in the subdivision that were benefited by the site improvements. In the legal counsel’s opinion the Bank does not have any exposure in these matters because the priority of its trust deeds are insured by policies of title insurance.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 13.                     COMMITMENTS AND CONTINGENCIES (Continued)

Contingencies (Continued)

While the action was originally filed in the Superior Court under the terms of the participation agreements the matter has been submitted to arbitration through the American Arbitration Association.

Although the amount of any ultimate liability with respect to the above proceedings cannot be determined, in the opinion of management, any such liability will not have a material effect on the consolidated financial position of the Corporation and its subsidiary.

Note 14.                     CONCENTRATION OF RISK

The Bank grants commercial, construction, real estate and installment loans to businesses and individuals primarily in the Monterey Peninsula area of Northern California.  Most loans are secured by business assets, and commercial and residential real estate. Real estate and construction loans held for investment represented 79% and 83% of total loans held for investment at December 31, 2009 and 2008, respectively.  The Bank has no concentration of loans with any one customer.

Concentration of loans for specific industries and their percentage of total loans at December 31, 2009 and 2008 are as follows:

	2009	2008

Real estate	18.75%	20.42%
Accommodation and food	21.17%	22.00%
Finance and insurance	11.89%	12.20%
Professional, scientific, and technical services	10.44%	10.97%

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 15.                     OTHER INCOME AND OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other income for the years ended December 31, 2009, 2008, and 2007 totaled $5,904,000, $3,493,000, and $3,006,000, respectively.  Significant categories comprising other income were as follows:

	2009	2008	2007
	(Dollars in thousands)

Merchant discount fees	$4,495	$2,731	$2,423
Commercial banking broker fees	—	—	21
Life insurance cash surrender value earnings	130	128	126
Credit card marketing program income	1,075	514	684
Stored value card marketing program income	81	155	293
Trading asset activities	(138)	(944)	(686)
Visa, Inc. public stock offering	—	694	—
Other	261	215	145

	$5,904	$3,493	$3,006

Other general and administrative expenses for the years ended December 31, 2009, 2008, and 2007 totaled $5,247,000, $3,640,000, and $3,564,000, respectively.  Significant categories comprising other general and administrative expenses were as follows:

	2009	2008	2007
	(Dollars in thousands)

Merchant credit processing expense	$3,644	$2,274	$2,028
Advertising	80	103	164
Business development	59	114	171
Insurance	113	124	118
Stationery and supplies	121	167	148
FDIC and State Assessments	535	137	49
Other	695	721	886

	$5,247	$3,640	$3,564

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2009 and 2008, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.  There are no conditions or events since the notification that management believes have changed the Bank’s category.  The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2009 and 2008 are also presented in the tables.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 16.                     MINIMUM REGULATORY CAPITAL REQUIREMENTS (Continued)

December 31, 2009

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$26,153	13.27%	$15,765	8.0%	N/A	N/A
Monterey County Bank	$27,958	14.53%	$15,417	8.0%	$19,271	10.0%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	$19,684	9.99%	$7,882	4.0%	N/A	N/A
Monterey County Bank	$25,549	13.27%	$7,709	4.0%	$11,563	6.0%

Tier 1 Capital to Average Assets:
Consolidated	$19,684	7.29%	$10,843	4.0%	N/A	N/A
Monterey County Bank	$25,549	9.63%	$10,795	4.0%	$13,493	5.0%

December 31, 2008

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$24,733	12.2%	$16,244	8.0%	N/A	N/A
Monterey County Bank	$26,515	13.1%	$16,155	8.0%	$20,193	10.0%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	$17,892	8.8%	$8,122	4.0%	N/A	N/A
Monterey County Bank	$24,086	11.9%	$8,077	4.0%	$12,116	6.0%

Tier 1 Capital to Average Assets:
Consolidated	$17,892	6.3%	$11,417	4.0%	N/A	N/A
Monterey County Bank	$24,086	8.5%	$11,363	4.0%	$14,185	5.0%

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 17.                     OTHER REGULATORY MATTERS

The Corporation is subject to regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Corporation Act.  The Bank is subject to regulation, supervision, and regular examination by the California Department of Financial Institutions (DFI) and the FDIC.  The regulations of these agencies affect most aspects of the Corporation’s business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Corporation’s activities, and various other requirements.  The Corporation is also subject to certain regulations of the Federal Reserve Bank dealing primarily with check clearing activities, establishment of banking reserves, Truth-in-Lending (Regulation Z), and Equal Credit Opportunity (Regulation B).

The Bank is currently in discussions with the FDIC regarding a draft regulatory order, resulting from its 2008 Consumer Compliance Examination, which was completed in 2009.  The FDIC alleged certain violations existed per their examination which the Bank denies committing such alleged violations.  The Bank anticipates entering negotiations with the FDIC in the near future to determine if a mutually agreeable resolution can be reached.  The financial and non-financial impact of this matter is not known as of the balance sheet date and as of the issuance date of this report.

Note 18.                     STOCK-BASED COMPENSATION

Under the Corporation’s 1998 Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive stock options are granted at fair value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  Non-qualified stock options may be granted at prices not lower than 85% of the fair market value of the common stock on the date of grant.  The Board of Directors (Board) is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.  Under the Plan, 26,161 shares of common stock have been reserved for the granting of these options.  At December 31, 2009, all 26,161 options were outstanding.  During 2009, no options were granted or exercised by officers, employees, and Board members.  As of December 31, 2009, all options have been vested.

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

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 18.                     STOCK-BASED COMPENSATION  (Continued)

Under the Corporation’s 2007 Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive stock options are granted at fair value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  The Board is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.  Under the Plan, 300,000 shares of common stock have been reserved for the granting of these options.  Through December 31, 2009, no options have been granted under the 2007 stock option plan.

At December 31, 2009, options for the purchase of 26,161 shares of the Corporation’s common stock were outstanding and exercisable at prices ranging from $2.25 - $ 4.00.  The status of all stock options is as follows:

	Shares	Exercise Price Range	Weighted Average Remaining Contractual Life

Outstanding at December 31, 2007	76,534	$2.25 - $4.00	2.2 Years

Exercised	(4,000)	$3.00
Expired unexercised	(10,373)	$3.00 - $4.00

Outstanding at December 31, 2008	62,161	$3.00 - $4.40	1.6 Years

Expired unexercised	(36,000)	$3.00 - $4.40

Outstanding at December 31, 2009	26,161	$2.25 - $4.00	2.7 Years

The weighted average exercise price was $3.10, $3.00, and $3.56 for the years ending December 31, 2009, 2008, and 2007, respectively.  No options were granted in 2009, 2008 and 2007.  All options are vested and exercisable as of December 31, 2009 and 2008.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 18.                      STOCK-BASED COMPENSATION  (Continued)

There was $10,000 of intrinsic value attributable to options outstanding and exercisable at December 31, 2009.  The aggregate intrinsic value represents the total pretax intrinsic value based on stock options with an exercise price less than the Corporation’s closing stock price of $3.55 as of December 31, 2009, which would have been received by the option holders had those option holders exercised those options as of that date.

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

Aggregate loan transactions with related parties are approximately as follows:

(Dollars in thousands)

Balance as of December 31, 2007	$4,132
New loans	1,256
Advances on lines of credit	54
Repayments	(699)

Balance as of December 31, 2008	4,743
New loans	—
Advances on lines of credit	259
Repayments	(84)

Balance as of December 31, 2009	$4,918

Related party deposits totaled $836,000 and $611,000 at December 31, 2009 and 2008, respectively.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 20.                      EMPLOYEE BENEFIT PLANS

During 1995, the Corporation established an employee stock ownership plan (ESOP) to invest in the Corporation’s common stock for the benefit of eligible employees.  The Board determines the Corporation’s contribution to the plan.  Shares in the plan generally vest after seven years.  The Corporation did not contribute to the ESOP trust in 2009, 2008, or 2007.  There were no shares in the plan as of December 31, 2009.

The Bank has a salary reduction plan under Section 401(k) of the Internal Revenue Code.  The plan covers substantially all full-time employees who have completed one year of service with the Bank.  Employees are allowed to defer up to 15% of their compensation subject to certain limits based on federal tax laws.  Under the provisions of the plan, the Bank’s contribution policy is discretionary.  The Bank initiated a matching contribution in 2001 of 100% of each employee’s contribution up to 6% of the employee’s compensation. There were no matching contributions made for the year ended December 31, 2009. The Bank’s matching contributions in 2008, and 2007 totaled $139,000, and $114,000, respectively.

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

The Corporation deferred payment of interest (see Note 10), for an undetermined period of time which cannot exceed twenty consecutive quarters, on its subordinated debt securities effective with the October 7, 2009 payment on Northern California Bancorp, Inc. Trust I and with the November 8, 2009 payment on Northern California Bancorp, Inc. Trust I.  Additionally the Bank currently is prohibited from paying dividends to the Corporation without the prior consent of the FDIC and the DFI.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 22.                      SALARY CONTINUATION PLANS

The Corporation has established salary continuation plans, which provide for payments to a certain officer at retirement.  Included in other liabilities is $671,000 and $855,000 of deferred compensation related to the continuation plans at both December 31, 2009 and 2008, respectively.  Also included in other liabilities is $471,000 in accrued post retirement benefits under split-dollar insurance policies. The plans are funded through life insurance policies that generate value to fund the future benefits.

Note 23.                      NON-CASH TRANSACTION

During the year ended December 31, 2009, the Bank had non-cash transactions relating to the transfer of $10,958,000 in loans to other real estate owned.

During the year ended December 31, 2008, the Bank had non-cash transactions relating to the purchase of three debt securities totaling $3,050,000, transfers of $7,869,000 in securities from held to maturity to available for sale, a transfer of $6,348,000 in loans to other real estate owned, and a $362,000 increase in other payables due to the cumulative effect of applying a new accounting standard.

The Bank had non-cash transactions relating to the purchase of three debt securities totaling $5,225,000 for the year ended December 31, 2007.

Note 24.                      STOCK REPURCHASE PROGRAM AND STOCK AUTHORIZATION

In 2008, the Board approved a stock repurchase program pursuant to which the Corporation, from time to time and at management’s discretion, may repurchase up to $500,000 in value of the Corporation’s outstanding shares.  The Corporation repurchased 20,678 and 46,010 shares of common stock at an average cost of $4.10 and $7.41 per share in open market transactions during the years ended December 31, 2009 and 2008, respectively.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 24.                      STOCK REPURCHASE PROGRAM AND STOCK AUTHORIZATION  (Continued)

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

Note 25.                      FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Corporation adopted ASC 820, formerly FAS 157, Fair Value Measurements.  This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, ASC 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The fair value hierarchy is as follows:

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

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 25.                      FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The application of ASC 820 in situations where the market for a financial asset is not active was clarified in October 2008 by the issuance of ASC 820-10-35, formerly FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  This clarification was effective for financial statements issued as of September 30, 2008 and thereafter and did not have a material impact on the methods by which the Corporation determines the fair values of its financial assets.  ASC 820 was also clarified in April 2009 effective for the second quarter 2009 by ASC-10-65, formerly FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This section clarifies factors that determine whether transactions are orderly or not in evaluating the reliability of market transactions for fair value estimates.  ASC 820-10-15, formerly FSP FAS 157-2, deferred the application of ASC 820 for nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis to fiscal years beginning after November 15, 2008.  The Corporation adopted the provisions of this standard with respect to nonfinancial assets and nonfinancial liabilities beginning on January 1, 2009.

Fair Value Measured on a Recurring Basis

The following tables present the balance of assets whose fair values are measured on a recurring basis:

	At December 31, 2009
	Total	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)

Investment securities - AFS and other	$66,498	$—	$66,498	$—

	At December 31, 2008
	Total	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)

Investment securities - AFS and other	$97,205	$—	$97,205	$—

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 25.                      FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The fair values of the Corporation’s securities available for sale are determined using Level 2 inputs, which are derived from readily available pricing sources and third-party pricing services for identical or comparable instruments, respectively.

Fair Value Measured on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following tables present such assets carried on the balance sheet by caption and by level within the valuation hierarchy:

					Year Ended
					December 31,
	Total	(Level 1)	(Level 2)	(Level 3)	2009
	(Dollars in Thousands)

Imparied loans	$6,662	$—	$—	$6,662	$357
Loans held for sale	2,216	—	2,216	—	—
OREO	14,333	—	—	14,333	—

	$23,211	$—	$2,216	$20,995	$357

					Year Ended
					December 31,
	Total	(Level 1)	(Level 2)	(Level 3)	2008
	(Dollars in Thousands)

Impaired loans	$7,091	$—	$—	$7,091	$123
Loans held for sale	1,650	—	1,650	—	—
OREO	7,364	—	—	7,364	—

	$16,105	$—	$1,650	$14,455	$123

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 25.                      FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Impaired Loans

Collateral-dependent impaired loans are carried at the fair value of the collateral less estimated costs to sell. The fair value of collateral is determined based on appraisals. In some cases, adjustments were made to the appraised values for various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement. Otherwise, collateral-dependent impaired loans are categorized under Level 2.

Impaired loans that are not collateral dependent are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate. Troubled debt restructurings are also carried at the present value of expected future cash flows. However, expected cash flows for troubled debt restructurings are discounted using the loan’s original effective interest rate rather than the modified interest rate. Since fair value of these loans is based on management’s own projection of future cash flows, the fair value measurements are categorized as Level 3 measurements.

Loans Held for Sale

Loans held for sale are required to be measured at the lower of cost or fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions, which are a level 2 inputs. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At December 31, 2008, the fair value of loans held for sale was greater than cost; therefore, the entire balance of loans held for sale was recorded at cost. There were no loans held for sale at December 31, 2009.

Foreclosed Assets

Assets acquired through foreclosure or other proceedings are initially recorded at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost. After foreclosure, valuations are periodically performed, and foreclosed assets held for sale are carried at the lower of cost or fair value, less estimated costs of disposal. All foreclosed assets are real properties. The fair values of real properties initially are determined based on appraisals. In some cases, adjustments were made to the appraised values for various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market or in the collateral. Subsequent valuations of the real properties are based on management estimates or on updated appraisals. Foreclosed assets are categorized under Level 3 when significant adjustments are made by management to appraised values based on unobservable inputs. Otherwise, foreclosed assets are categorized under Level 2 if their values are based solely on appraisals.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 25.                      FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

December 31, 2009 and 2008

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments as of December 31 are as follows:

	2009		2008
	(Dollars in thousands)

Cash and cash equivalents	$12,251	$12,251	$16,348	$16,348
Interest bearing deposits with other financial institutions	5,256	5,256	3,500	3,500
Trading assets	153	153	361	361
Investment securities AFS	62,413	62,413	93,353	93,353
Other investments	4,085	4,085	3,852	3,852
Loans, held for sale	2,216	2,216	1,650	1,650
Loans, net	160,997	163,839	165,530	167,550
Accrued interest receivable	1,371	1,371	2,130	2,130

Financial Liabilities:
Deposits	202,422	205,699	189,730	192,565
Long-term debt	50,098	46,779	92,748	94,349
Accrued interest payable	1,274	1,274	1,833	1,833

Management uses judgment in estimating the fair value of the Corporation’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Corporation’s could have realized in a sales transaction at December 31, 2009 and 2008.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 26.                     NORTHERN CALIFORNIA BANCORP, INC. (PARENT CORPORATION ONLY)

The following are the financial statements of Northern California Bancorp, Inc. (Parent Corporation only):

Balance Sheets December 31,	2009	2008
	(Dollars in thousands)
Assets
Cash and due from banks	$257	$244
Investment in common stock of Monterey County Bank	25,946	24,150
Investment securities - trading account	153	361
Investment in Metrocities Mortgage, LLC Stock	—	10
Investment in AT Services LLC Acquisition Corp.	—	20
Northern California Bancorp, Inc. Trust I	93	93
Northern California Bancorp, Inc. Trust II	155	155
Debt issue costs, net	133	139
Deferred tax asset	594	572
Accounts receivable	71	23

	$27,402	$25,767

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$151	$148
Dividend payable	3	19
Note payble	2,850	3,000
Junior subordinated debt securities	8,248	8,248
Total liabilities	11,252	11,415
Shareholders’ equity	16,150	14,352

	$27,402	$25,767

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 26.                     NORTHERN CALIFORNIA BANCORP, INC. (PARENT CORPORATION ONLY) (Continued)

Statements of Income Years Ended December 31,	2009	2008	2007
	(Dollars in thousands)
Income:
Gain on sale of securities	$22	$23	$108
Loss on trading asset	(138)	(967)	(794)
Other	12	17	64

	(104)	(927)	(622)
Expense:
Interest	504	597	713
Other	83	86	72

	587	683	785

Loss before income tax benefits and equity in undistributed net income of subsidiary	(691)	(1,610)	(1,407)
Income tax benefit	(277)	(940)	(399)

	(414)	(670)	(1,008)
Equity in undistributed net income of subsidiary	2,025	2,132	2,937

	$1,611	$1,462	$1,929

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 26.                     NORTHERN CALIFORNIA BANCORP, INC. (PARENT CORPORATION ONLY) (Continued)

Statements of Cash Flows Years Ended December 31,	2009	2008	2007
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$1,611	$1,462	$1,929
Adjustments to reconcile net income to net cash used by operating activities:
Amortization	—	5	6
Equity in undistributed income of Monterey County Bank	(2,025)	(2,132)	(2,937)
Decrease in trading securities	208	863	538
Increase in other assets	(64)	(591)	—
Increase in accrued expenses	3	24	—
Increase (decrease) in other liabilities	(15)	(93)	25

Net cash used by operating activities	(282)	(462)	(439)

Cash flows from investing activities:
Cash dividends received from subsidiary	500	—	800
Paid in capital to subsidiary	—	(2,000)	—
Decrease in investments	30	—	—

Net cash provided (used) by investing activities	530	(2,000)	800

Cash flows from financing activities:
Cash dividends paid on common stock	—	(450)	(461)
Net advances (repayments) on borrowings	(150)	3,000	—
Exercise of stock options	—	12	442
Stock repurchase	(85)	(341)	—

Net cash provided (used) by financing activities	(235)	2,221	(19)

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 26.                     NORTHERN CALIFORNIA BANCORP, INC. (PARENT CORPORATION ONLY) (Continued)

Statements of Cash Flows Continued	2009	2008	2007
	(Dollars in thousands)

Net increase (decrease) in cash and cash equivalents	$13	$(241)	$342

Cash and cash equivalents, beginning of year	244	485	143

Cash and cash equivalents, end of year	$257	$244	$485

