Form 10-Q
period 2010-03-31
NORTHERN CALIFORNIA BANCORP INC
filed 2010-05-14
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2010

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

As of May 10, 2010, the Corporation had 1,785,891 shares of common stock outstanding.

PART I-FINANCIAL INFORMATION

Item 1.            FINANCIAL STATEMENTS

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(in thousands except share data)	2010	2009
	(Unaudited)	(Audited)
ASSETS:
Cash and Due From Banks	$29,782	$12,251
Trading Assets	78	153
Investment Securities, available for sale (Note 6)	61,394	62,413
Other Investments (Note 6)	4,085	4,085
Loans Held for Sale, at lower of cost or market	2,375	2,216
Loans, net of allowance for loan losses of $3,418 in 2010; $3,529 in 2009 (Note 7)	149,599	160,997
Bank Premises and Equipment, Net	5,097	4,909
Cash Surrender Value of Life Insurance	4,129	4,097
Other Real Estate Owned (Note 8)	22,517	14,333
Interest Receivable and Other Assets	6,770	7,841
Total Assets	$285,826	$273,295

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Non interest-bearing demand	$35,759	$25,781
Interest-bearing demand	16,504	16,984
Savings	6,891	6,270
Time less than $100,000	98,193	94,686
Time in denominations of $100,000 or more	63,351	58,701
Total Deposits	220,698	202,422

Revolving line of credit	2,850	2,850
Federal Home Loan Bank Borrowed Funds	34,000	29,000
Federal Reserve Bank Borrowed Funds	—	10,000
Junior Subordinated Debt Securities	8,248	8,248
Payable for Investment Securities Purchased	513	—
Interest Payable and Other Liabilities	2,808	4,625
Total Liabilities	269,117	257,145

Shareholders’ Equity:
Common Stock - No Par Value
Authorized 10,000,000 in 2010 and 2009
Outstanding:1,785,891 in 2010 and 1,783,230 in 2009	5,094	5,088
Retained Earnings	11,031	11,092
Accumulated Other Comprehensive Income (Loss) (Note 9)	584	(30)
Total Shareholders’ Equity	16,709	16,150
Total Liabilities & Shareholders’ Equity	$285,826	$273,295

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE-MONTH PERIOD ENDED
	March 31,
(in thousands except for per share data)	2010	2009
INTEREST INCOME:
Loans	$2,571	$2,992
Time deposits with other financial institutions	3	5
Investment securities	778	1,439
Total Interest Income	3,352	4,436

INTEREST EXPENSE:
Interest-bearing transaction accounts	5	6
Savings and time deposit accounts	598	945
Time deposits in denominations of $100,000 or more	395	545
Notes payable and other	495	796
Total Interest Expense	1,493	2,292

Net Interest Income	1,859	2,144
Provision for loan losses	—	250
Net interest income, after provision for loan losses	1,859	1,894

NON-INTEREST INCOME:
Service charges on deposit accounts	123	191
Income from sales and servicing of Small Business Administration Loans	63	38
Gain on sales of investment securities	136	158
Other income	1,179	939
Total non-interest income	1,501	1,326

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	916	798
Occupancy and Equipment Expense	265	261
Foreclosed assets, net	734	141
Professional Fees	408	146
Prepayment fees on borrowings	—	81
Data Processing	76	89
Other general and administrative	1,132	1,147
Total non-interest expenses	3,531	2,663

Income before tax provision (benefit)	(171)	557
Income tax provision (benefit)	(110)	42
Net income (loss)	$(61)	$515

Earnings (loss) per common share
Basic	$(0.03)	$0.29
Diluted	$(0.03)	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other Comprehensive
	Number of	Common	Retained	Income
(in thousands except share data)	Shares	Stock	Earnings	(Loss)	Total

Balance at December 31, 2008	1,803,908	$5,173	$9,481	$(302)	$14,352

Comprehensive income:
Net income for the year	—	—	1,611	—	1,611
Change in net unrealized loss on AFS securities and other assets, net of tax reclassification adjustment and tax effect	—	—	—	272	272
Total comprehensive income					1,883

Stock repurchase	(20,678)	(85)	—	—	(85)

Balance at December 31, 2009 (Audited)	1,783,230	5,088	11,092	(30)	$16,150

Comprehensive income:
Net loss for the quarter	—	—	(61)	—	(61)
Change in net unrealized loss on AFS securities and other assets, net of tax reclassification adjustment and tax effect	—	—	—	614	614
Total comprehensive income					553

Exercise of stock options, Including tax benefit	2,661	6	—	—	6

Balance at March 31, 2010 (Unaudited)	1,785,891	$5,094	$11,031	$584	$16,709

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTH PERIOD ENDED MARCH 31,
(in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(61)	$515
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization expense	88	86
Realized gain on sales of available-for-sale securities, net	(136)	(158)
Amortization of deferred loan fees, net	28	291
Amortization (accretion) of discounts and premiums on investment securities, net	(21)	(53)
Provision for loan losses	—	250
Provision for foreclosed asset losses	649	—
Gain on sale of foreclosed assets	(23)	—
Increase in cash surrender value of life insurance	(32)	(33)
Deferred income tax benefit	(184)	(87)
(Increase) decrease in assets:
Trading assets	75	43
Loans held for sale	(159)	(967)
Interest receivable	83	430
Other assets	1,170	(1,722)
Increase (decrease) in liabilities:
Interest payable	(24)	(103)
Other liabilities	(1,793)	612
Net cash used by operating activities	(340)	(896)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in time deposits with other financial institutions	—	(2,000)
Activity in available-for sale securities
Sales	2,768	26,744
Maturities, prepayments, and calls	74	(467)
Purchases	(539)	(30,925)
Net (increase) decrease in loans	2,077	(3,737)
Proceeds from loan sales	252	—
Proceeds from sale of other real estate owned	229	—
Investment in other real estate owned	—	(232)
Proceeds from sale of equipment	—	1
Additions to bank premises and equipment	(272)	(7)
Net cash provided (used) by investing activities	4,589	(10,623)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	18,276	19,487
Proceeds from borrowings	5,000	—
Repayments on borrowing, net	(10,000)	(12,000)
Proceeds from exercise of stock options	6	—
Net cash provided by financing activities	13,282	7,487

Net increase (decrease) in cash and cash equivalents	17,531	(4,032)

CASH AND CASH EQUIVALENTS, BEGINNING	12,251	16,348

CASH AND CASH EQUIVALENTS, ENDING	$29,782	$12,316

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The interim condensed consolidated financial statements of Northern California Bancorp, Inc. and Monterey County Bank are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the consolidated financial position and operating results of the Corporation for the interim periods.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010.  The year-end consolidated balance sheet data at December 31, 2009 was derived from the audited financial statements.  All material intercompany balances and transactions have been eliminated in consolidation.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Corporation’s Form 10-K for the fiscal year ended December 31, 2009.

(NOTE 2)  CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Corporation’s financial statements and accompanying notes.  Management believes that the judgments, estimates and assumptions used in preparation of the Corporation’s financial statements are appropriate given the factual circumstances as of March 31, 2010.

Various elements of the Corporation’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Corporation’s results of operation.  In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Corporation’s financial statements to those judgments, estimates and assumptions, is critical to an understanding of the

Corporation’s financial statements.  This policy relates to the methodology that determines the Corporation’s allowance for loan losses.  Management has discussed the development and selection of this critical accounting policy with the Corporation’s Audit Committee of the Board of Directors.  Although Management believes the level of the allowance at March 31, 2010 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time.  For further information regarding the allowance for loan losses see “Provision and Allowance for Loan Losses” included elsewhere herein.

Another critical accounting policy relates to the valuation of other real estate owned (OREO).Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly to ensure that the recorded amount is supported by its current fair value and that valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary. Revenue and expenses from operations of OREO and changes in the valuation allowance are included in net expenses from OREO.

(NOTE 3) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the periods beginning after October 1, 2009.  The adoption of ASU 2009-05 did not have a material impact on the Corporation’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.   These new disclosure requirements became effective on January 1, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  There was no significant effect to the Corporation’s financial statement disclosure upon adoption of this ASU.

In June 2009, the FASB issued ASU 2009-16 (formerly Statement of Financial Accounting Standards (SFAS) No. 166), Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.  ASU 2009-16 amends the de-recognition accounting and disclosure guidance relating to SFAS No. 140.  ASU 2009-16 eliminates the exemption from consolidation for qualifying special purpose entities (QSPEs), and requires a transferor to evaluate all existing QSPEs to determine whether they must be consolidated in accordance with ASU 2009-16.  It also amends the sale recognition rules for sales of participating interests in loans. ASU 2009-16 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  As a result of the adoption of ASU 2009-16, the Corporation delays the accounting recognition of sales of the guaranteed portion of SBA loans for 90 days.  The Corporation also ensures the proportionate sharing of cash flows prior to recognizing the sale of participation interests in loans.

In June 2009, the FASB issued ASU 2009-17 (formerly SFAS No. 167), Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Statement amends ASC Topic 810, Consolidation to require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This Statement, which became effective for the Corporation on January 1, 2010, did not have an impact on its consolidated financial statements as the Corporation has no interests in any variable interest entities.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855):  Amendments to Certain Recognition and Disclosure Requirements.  The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated, as this requirement would have potentially conflicted with SEC reporting requirements.  Removal of the disclosure requirement did not have an affect on the nature or timing of subsequent events evaluations performed by the Corporation.  ASU 2010-09 became effective upon issuance.

(NOTE 4) STOCK BASED COMPENSATION

The Corporation’s compensation cost relating to share-based payment transactions is recognized in the financial statements based upon the fair value of the equity or liability instruments issued. Based on the stock-based compensation awards outstanding for the three months ended March 31, 2010 and 2009, there was no stock-based compensation to expense.

Under the Corporation’s 1998 Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive stock options are granted at fair value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  Non-qualified stock options may be granted at prices not lower than 85% of the fair market value of the common stock on the date of grant.  The Board of Directors is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.  Under the Plan, 64,661 shares of common stock had been reserved for the granting of these options.  At March

31, 2010, 23,500 options were outstanding.  During 2010, 2,661 options were exercised by officers, employees, and board members.  As of March 31, 2010, all options have been vested and all related compensation expense had been formerly expensed.

No further options may be granted under the 1998 Stock Option Plan.  The plan provided that options could be granted for a period of ten years from the date the plan was adopted by the Board.  The Board adopted the plan on April 16, 1998.  The plan remains in effect until all options granted under the Plan have been satisfied or expired.

Under the Corporation’s 2007 Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive stock options are granted at fair value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  The Board of Directors is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.  Under the Plan, 300,000 shares of common stock have been reserved for the granting of these options.  At March 31, 2010, no options have been granted under the 2007 stock option plan.  Thus, no pre-tax stock-based compensation expense was required for the three months ended March 31, 2010 and 2009.

(NOTE 5) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represent income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflect additional common shares that would have been outstanding, if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Corporation relate to outstanding stock options and warrants and are determined using the treasury stock method.

The weighted-average number of shares used in computing basic and diluted earnings (loss) per share is as follows:

	Earnings (Loss) per Share Calculation
	For the three months ended March 31
	2010			2009
		Weighted			Weighted
(in thousands except per	Net	Average	Per Share	Net	Average	Per Share
share data)	(Loss)	Shares	Amount	Income	Shares	Amount
Basic earnings (loss) per share	$(61)	1,783,733	$(.03)	$515	1,803,908	$0.29

Effect of dilutive shares:
assumed exercise of outstanding options	—	2,727	—	—	—	—

Diluted (loss) earnings per share	$(61)	1,786,460	$(.03)	$515	1,803,908	$0.29

(NOTE 6) INVESTMENT SECURITIES

The following table presents investment securities, available for sale at March 31, 2010 and December 31, 2009:

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities Available for Sale
Mortgage Backed Securities	$863	$79	$—	$942
State/Local Agency Securities	51,533	1,921	(1,119)	52,335
Government Agency Securities	7,991	126	—	8,117

Total securities available for sale	$60,387	$2,126	$(1,119)	$61,394

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities Available for Sale
Mortgage Backed Securities	$1,534	$—	$(44)	$1,490
State/Local Agency Securities	53,000	1,501	(1,427)	53,074
Government Agency Securities	7,988	—	(139)	7,849

Total securities available for sale	$62,522	$1,501	$(1,610)	$62,413

In addition, the Corporation maintains a trading account, at fair value, consisting of marketable securities.  At March 31, 2010 and December 31, 2009 the account value was $78,000 and $153,000, respectively.

The amortized cost and fair value of debt securities by contractual maturity date at March 31, 2010 follows:

	Available for Sale
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)

Due after five years through ten years	$1,000	$1,000
Due after ten years	59,387	60,394

	$60,387	$61,394

Proceeds from maturity and sales of investment securities for the three months ended March 31, 2010, and 2009 were $2,768,000, and $26,744,000, respectively.  Realized gains for three months ended March 31, 2010, and 2009 were $136,000, and $158,000, respectively.

At March 31, 2010 and December 31, 2009, U.S. Government and Mortgage Backed obligations with a carrying value of $8,854,000 and $8,761,000, respectively, were pledged to secure advances from the FHLB.

At March 31, 2010 and December 31, 2009 State/Local Agency obligations with a carrying value of $20,604,000 and $20,462,000, respectively, were pledged to secure loans from the Federal Reserve Bank.

In March 2010, the Bank purchased debt securities totaling $513,000 that had settlement dates in April 2010.  The Bank had recorded the investment securities purchased as of the trade date and had recorded the corresponding payable for investment securities purchased of $513,000 at March 31, 2010.

Information pertaining to securities with gross unrealized losses at March 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)

Securities Available for Sale:
State/Local Agency Securities	$8,827	$(90)	$8,889	$(1,029)	$17,716	$(1,119)

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

On March 31, 2010, twenty six securities had an unrealized loss with aggregate depreciation of 7.45% from the Bank’s amortized cost basis. On December 31, 2009, forty securities had an unrealized loss with aggregate depreciation of 5.62% from the Bank’s amortized cost basis. The unrealized losses relate to a mortgage backed security issued by federally sponsored agencies, which are fully secured by conforming residential loans, securities issued by agencies of the United States and securities issued by local government agencies.  Since the Bank has the ability to hold these securities until estimated maturity, no decline is deemed to be other than temporary.

(NOTE 7) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table presents information on loans and the allowance for loan losses at March 31, 2010 and December 31, 2009:

	MARCH 31	DECEMBER 31
(dollars in thousands)	2010	2009
Commercial and Industrial	$30,467	$31,389
Construction	2,769	8,705
Real Estate - Mortgage	119,336	121,887
Installment	628	2,746
Government Guaranteed Loans Purchased	16	16
	153,216	164,743
Allowance for loan losses	(3,418)	(3,529)
Deferred origination fees, net	(199)	(217)
Net Loans	$149,599	$160,997

Balance at Beginning of Period	$3,529	$2,413
Recoveries	—	77
Provision for Loan Losses	—	3,368
Loans Charged Off	(111)	(2,629)
Balance at End of Period	$3,418	$3,529

The following table summarizes the Bank’s investment in loans for which impairment has been recognized as of and for the periods ended March 31, 2010 and December 31, 2009.  Impaired loans consist of the loans on non-accrual status.  There were no loans past due 90 days or more and still accruing as of March 31, 2010 and December 31, 2009.

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Total impaired loans which as a result of write-down or the fair value of the collateral, did not have a specific allowance	$1,357	$4,399
Impaired loans which have a specific allowance	2,312	3,681

Total impaired loans	$3,669	$8,080

Total specific allowance on impaired loans	$210	$357

Average recorded investment in impaired loans during the period	$5,696	$6,490
Income recognized on impaired loans during the period	$—	$—

(Note 8) FORECLOSED ASSETS

As of March 31, 2010 and 2009, foreclosed assets totaled $22,517,000 and $14,733,000, respectively, net of valuation allowance. Based on property values, a valuation allowance of $1,636,000 and $1,010,000 was deemed necessary at March 31, 2010 and December 31, 2009, respectively.

During the three months ended March 31, 2010 one property was sold for $225,000, with a gain on sale of $23,000.  There were no sales of foreclosed assets during the three months ended March 31, 2009.

Subsequent to March 31, 2010, one property valued at $2,365,000 sold, resulting in a deferred gain of $74,000.  The Bank accepted a property valued at $520,000 as a trade-in on the property sold.

Operating expenses for foreclosed assets totaled $734,000 and $141,000 for the three months ended March 31, 2010 and 2009, respectively.

(NOTE 9) FAIR VALUE MEASUREMENTS:

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

Level 3: Valuation for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models, and similar techniques, and not based on market exchange, dealer, or broker traded transactions. These valuations incorporate certain assumptions and projections by management in determining the fair value assigned to such assets or liabilities.

The Corporation measures and reports available-for-sale securities at fair value on a recurring basis. The following table shows the balances of these assets based on the designated levels.

	At March 31, 2010
(dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Investment securities — AFS	$61,394	$—	$61,394	$—

The Corporation is also required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP. During the three months ended March 31, 2010, the Corporation measured collateral dependent impaired loans, loans held for sale, and Other Real Estate Owned (OREO) at fair value. The assets are measured at fair value on a non-recurring basis and the following table provides the assets’ designated levels, as well as the fair value losses recognized during the three months ended March 31, 2010.

(dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Losses for the three months ended March 31, 2010
Impaired loans	$3,669	$—	$—	$3,669	$—
Loans held for sale	2,375	—	2,375	—	—
OREO	22,517	—	—	22,517	633
	$26,186	$—	$2,375	$26,186	$1,108

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

Loans Held for Sale

Loans held for sale are required to be measured at the lower of cost or fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions, which are a level 2 inputs. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At March 31, 2010, the fair value of loans held for sale was greater than cost; therefore, the entire balance of loans held for sale was recorded at cost.

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

Current authoritative guidance requires interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Corporation’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Corporation’s financial instruments as of March 31, 2010 is shown below.

	March 31, 2010
	Carrying	Fair
(dollars in thousands)	Amount	Value
Financial Assets:
Cash and cash equivalents	$29,782	$29,782
Trading assets	78	78
Investment securities, available for sale	61,394	61,394
Other investments	4,085	4,085
Loans, held for sale	2,375	2,375
Loans, net	149,599	183,127
Accrued interest receivable	1,288	1,288

Financial Liabilities:
Deposits	220,698	221,179
Long-term debt	42,248	43,064
Short-term debt	2,850	2,850
Payable for investment securities purchased	513	513
Accrued interest payable	1,249	1,249

(NOTE 10) OFF-BALANCE SHEET COMMITMENTS:

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

At March 31, 2010 and December 31, 2009, such commitments to extend credit were $14,945,000 and $14,839,000, respectively, of undisbursed lines of credit, undisbursed loans in process, and commitment letters.

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

Statements Regarding Forward-Looking Information

Except for historical information contained herein, the matters discussed or incorporated by reference in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), that involve substantial risks and uncertainties.  When used in this report, or in the documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” and similar expressions identify certain of such forward-looking statements.  Actual results of the Corporation and the Bank could differ materially from such forward-looking statements contained herein.  Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Bank operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Bank has no control); other factors affecting the Bank’s operations, markets, products and services; and other risks detailed in this Form 10-Q and in the Bank’s other reports filed with the Federal Deposit Insurance Corporation (FDIC) and pursuant to the rules and regulations of the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  The Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date thereof.

OVERVIEW OF THE RESULTS OF OPERATION AND FINANCIAL CONDITION

Results of Operations Summary

The net loss for the quarter ended March 31, 2010 was $61,000 compared with net income of $515,000 for the quarter ended March 31, 2009. Basic loss per share for the first quarter of 2010 were ($0.03), compared to basic earnings of $0.29 for the first quarter of 2009. The Corporation’s annualized return on average equity was (1.50%) and annualized return on average assets was (0.09%) for the quarter ended March 31, 2010, compared to a return on average equity of 13.98% and a return on assets of 0.65% for same quarter in 2009. The primary reasons for the change in net income during the quarter of 2010 are as follows:

The net interest income decreased from $4,436,000 to $3,352,000, due primarily to a decline of $45,795,000 in interest-earning assets while interest bearing liabilities declined $43,161,000.  As a result, net interest income decreased $285,000 or 13.29% during the three months ended March 31, 2010.

No provision for loan losses was during the first quarter of 2010 compared to a provision of $250,000 during the first quarter of 2009.

Total non-interest income was $1,501,000 during the first quarter of 2010 compared to $1,326,000 during the first quarter of 2009.  The increase of $175,000 was due primarily to an increase of $177,000 in credit card program fees.

Total non-interest expense was $3,531,000 during the first quarter of 2010 compared to $2,663,000 during the first quarter of 2009.  The increase of $868,000 was due primarily to increases of $593,000 in expenses related to foreclosed assets, $262,000 in professional fees and $118,000 in salaries and employee benefits.

The following table sets forth certain selected financial data and ratios of the Corporation for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31
(in thousands except share data)	2010	2009
Summary of Operating Results:

Total interest income	$3,352	$4,436
Total interest expense	1,493	2,292
Net interest income	1,859	2,144

Provision for loan losses	—	250
Net interest income after provision for loan losses	1,859	1,894

Total non-interest income	1,501	1,326
Total non-interest expenses	3,531	2,663

Income before provision (benefit)	(171)	557
Income tax provision (benefit)	(110)	42

Net income (loss)	$(61)	$515

Per Common Share Data:

Net income — Basic (1)	$(0.03)	$0.29
Net income — Diluted (2)	$(0.03)	0.29
Book value, end of period	9.36	7.86
Avg shares outstanding (3)	1,783,733	1,803,908

Balance Sheet Data:

Total loans, net	$151,974	$168,217
Total assets	285,826	312,472
Total deposits	220,698	209,217
Stockholders’ equity	16,709	14,177

	Three Months Ended March 31
	2010	2009
Selected Financial Ratios:

Return on average assets (5) (6)	(0.09)%	0.65%
Return on average stockholders’ equity (5) (6)	(1.50)%	13.98%
Net interest spread	3.38%	3.09%
Net yield on interest earning assets (5)	3.58%	3.34%
Avg shareholders’ equity to average assets (5)	5.90%	4.68%
Risked-Based capital ratios
Tier 1	10.48%	8.37%
Total	13.80%	11.62%
Total loans to total deposits at end of period (4)	68.86%	80.40%
Allowance for loan losses to total loans at end of period (4)	2.20%	1.54%
Nonperforming loans to total loans at end of period (4)	2.36%	3.08%
Net charge-offs to average loans (4)	0.07%	0.02%

(1)          Basic earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year.  The weighted average number of common shares used for this computation was 1,783,733 and 1,803,908 for the three months ended March 31, 2010 and 2009, respectively.

(2)          Diluted earnings per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,786,460 and 1,803,908 for the three months ended March 31, 2010 and 2009, respectively.

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

Net interest income for the first quarter of 2010 was $1,859,000 compared to $2,144,000 for the first quarter of 2009, which was a decrease of $285,000 primarily resulting from decreases of $421,000 in interest on loans and $661,000 in interest on investment securities, partially offset by decreases interest expense of $347,000 on savings and time deposit accounts, $301,000 on notes payable and other borrowings and $150,000 on time deposits of $100,000 or more.

DISTRIBUTION, RATE AND YIELD ANALYSIS OF NET INTEREST INCOME:

The following tables show the consolidated average balances of earning assets, and interest-bearing liabilities; the amount of interest income and interest expense; the average yield or rate for each category of average interest-earning assets and average interest-bearing liabilities; and the net interest income and the net interest spread for the periods indicated.  Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on municipal bonds of $294,000 and $244,000 for the three months ended March 31, 2010 and 2009, respectively.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:

Loans	$163,693	$2,571	6.28%	$172,891	$2,992	6.92%
Time deposits - in other banks	10,842	3	0.11%	8,188	5	0.24%
Investment securities - taxable	13,081	123	3.76%	64,903	898	5.53%
Investment securities - nontaxable	52,737	949	7.20%	40,166	785	7.82%
Total interest-earning assets	240,353	3,646	6.07%	286,148	4,680	6.54%

Allowance for credit losses	(3,527)			(2,398)
Non-interest bearing assets:
Cash and due from banks	4,972			8,299
Premises and equipment	4,911			4,959
Accrued interest receivable	1,446			1,910
Other assets	27,410			16,051
Total average assets	$275,565			$314,969

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand	$15,365	4	0.10%	$13,811	5	0.14%
Money market savings	1,882	1	0.21%	1,604	1	0.25%
Savings deposits	6,730	8	0.48%	5,885	7	0.48%
Time deposits >$100M	59,703	395	2.65%	55,866	545	3.90%
Time deposits <$100M	97,764	590	2.41%	95,477	938	3.93%
Other Borrowing	41,019	495	4.83%	92,981	796	3.42%
Total interest-bearing liabilities	222,463	1,493	2.68%	265,624	2,292	3.45%

Non-interest bearing liabilities:
Noninterest-bearing checking	29,460			28,134
Accrued interest payable	1,090			1,725
Other liabilities	6,290			4,755
Total Liabilities	259,303			300,238
Total shareholders equity	16,262			14,731
Total average liabilities and shareholders equity	$275,565			$314,969

Net interest income		$2,153			$2,388
Interest income as a percentage of average earning assets			6.07%			6.54%
Interest expense as a percentage of average earning assets			2.48%			3.20%
Net yield on interest earning assets			3.58%			3.34%
Net interest spread			3.38%			3.09%

Rate and Volume Analysis:

The following tables show the increase or decrease in interest income, interest expense and net interest income, resulting from changes in rates and volumes, for the three months ended March 31, 2010 compared with the same period in 2009.

	Increase (decrease) in the three months ended
	March 31, 2010 compared with March 31, 2009
(dollars in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$(159)	$(262)	$(421)
Time deposits - in other banks	2	(4)	(2)
Investment securities - taxable	(717)	(58)	(775)
Investment securities - nontaxable	246	(82)	164
	(628)	(406)	(1,034)

Increase (decrease) in interest expense:
Interest-bearing demand	1	(2)	(1)
Money market savings	—	—	—
Savings deposits	1	—	1
Time deposits >$100M	37	(188)	(151)
Time deposits <$100M	22	(371)	(349)
Other Borrowing	(445)	146	(299)
	(384)	(415)	(799)
Increase (decrease) in net interest income:	$(244)	$9	$(235)

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

The Corporation’s ALLL is maintained at a level believed adequate by management to absorb known and inherent probable losses on existing loans.  A provision for loan losses is charged to expense.  The allowance is charged for losses when management believes that full recovery on the loan is unlikely.  Generally, the Corporation charges off any loan classified as a “loss”; portions of loans which are deemed to be uncollectible; overdrafts which have been outstanding for more than 90 days; and all other unsecured loans past due 120 or more days.  Subsequent recoveries, if any, are credited to the ALLL.

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At March 31, 2010 and 2009 the Bank’s allowance stood at 2.20 percent and 1.54 percent of total loans, respectively.

No provision was made to the ALLL during the three months ended March 31, 2010 compared to $250,000 for the same period in 2009.  Loans charged off during the three months ended March 31, 2010 totaled $111,000 compared to $31,000 for the same period in 2009.  No recoveries were made during the three months ended March 31, 2010 while $1,000 was made for the same period in 2009.

The Bank’s non-performing (delinquent 90 days or more and on non-accrual) net loans as a percentage of total loans were 2.36 percent and 3.08 percent as of the end of March 31, 2010 and 2009, respectively.

Non-Interest Income

Total non-interest income for the three months ended March 31, 2010 was $1,501,000 compared with $1,326,000 for the same period in 2009.  The increase of $175,000 was due primarily to an increase of $177,000 in credit card/stored value card program fees.

Non-Interest Expense

Salary and benefits expense for the three months ended March 31, 2010 increased $118,000 compared with the same period in 2009.  The increase was due to the addition of a Credit Administration Officer, a loan processor and a senior accounting position.

Total occupancy and equipment expense for the three months ended March 31, 2010 was $265,000 compared to $261,000 for the same period in 2009.

Professional fees for the three months ended March 31, 2010 were $408,000 compared to $146,000 for the same period in 2009.  The increases were primarily due to increases in accounting/audit expense and legal fees associated with lawsuits related to various loans and loan collection expense.

Data processing expense for the three months ended March 31, 2010 was $76,000 compared to $89,000 for the same period in 2009.

Other general and administrative expenses for the for the three months ended March 31, 2010 totaled $1,132,000 compared with $1,147,000 for the same period in 2009, which is an decrease of $15,000.  Significant changes occurred in the following categories; decreases in merchant credit card processing expense of $135,000, insurance expense of $19,000, ATM expense of $14,000, credit card program expense of $12,000 and miscellaneous expense of  $12,000, while increases occurred in FDIC insurance premiums of $83,000, other losses of $48,000, loan expense of $24,000 and $23,000 in MCB business card expense.

OREO expenses and provision for losses on foreclosed assets for the three months ended March 31, 2010 totaled $734,000 compared to $141,000 during the same period in 2009.

Provision for Income Taxes

The tax benefit was $110,000 for the three months ended March 31, 2010 compared to tax provision of $42,000 for the same period in 2009, representing (64.33%) and 7.54% of pre-tax income for those periods.  The decrease in the effective tax rate for 2010 is a direct result of the Bank’s investing in tax-exempt securities and decreasing income.

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

LOANS

Average loans represented 68.10% of average earning assets and 59.40% of average total assets for the three months ended March 31, 2010 compared with 60.42% and 54.89%, respectively during 2009. For the three months ended March 31, 2010, average loans decreased 5.32% to $163,693,000 from $172,891,000 for the same period in 2009.  Average real estate loans increased $1,495,000 (14.25%), average commercial loans increased $228,000 (0.64%), and average installment loans increased $698,000 (45.06%), while average construction loans decreased $11,619,000 (72.45%).

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

At March 31, 2010 the Corporation had one restructured loan with an outstanding principal balance of $897,000.  The loan has been performing in  accordance with the loan’s restructured terms since it was restructured in 2009, and it yields a market rate of interest.  Therefore, the loan is no longer considered a troubled debt restructuring.

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status and foreclosed assets (referred to collectively as “non-performing assets”):

	As of March 31,		As of December 31,
	2010	2009	2009
	(Dollars in thousands)

Accruing, past due 90 days or more:

Real Estate	$—	$—	$—
Commercial	—	—	—
Installment	—	—	—
Other	—	—	—
Total accruing	—	—	—

Nonaccrual Loans:
Real Estate	706	4,746	5,137
Commercial	2,963	520	2,943
Installment	—	—	—
Other	—	—	—
Total nonaccrual	3,669	5,266	8,080

Total nonperforming loans	3,669	5,266	8,080
Other Real Estate Owned	22,517	10,722	14,333
Total nonperforming assets	$26,186	$15,988	$22,413

Total loans end of period	$155,591	$171,125	$166,742

Ratio of nonperforming loans to total loans at end of period	2.36%	3.08%	4.85%
Ratio nonperforming assets to total Loans and OREO at end of period	14.70%	8.79%	12.38%

Summary of Loan Loss Experience

			As of the
	As of the three months		Year ended
	Ended March 31,		December 31,
	2010	2009	2009
	(Dollars in thousands)
Average loans outstanding	$163,693	$172,891	$169,853

Total loans outstanding at end of the period	$155,591	$171,125	$166,742

Allowance, beginning of period	3,529	2,413	2,413

Loans charged off during period:
Commercial	84	29	358
Installment	—	2	37
Real Estate	27	0	1,908
Other	—	0	26
Total charge offs	111	31	2,329

Recoveries during period:
Commercial	—	1	2
Installment	—	—	—
Real Estate	—	—	75
Other	—	—	—
Total recoveries	—	1	77

Net loans charged off during the period	111	30	2,252

Provision for loan losses	—	250	3,368
Allowance, end of period	$3,418	$2,633	$3,529

Ratio of net loans charged off to average loans outstanding during the period	0.07%	0.02%	1.33%

Ratio of allowance to total loans at end of period	2.20%	1.54%	2.12%

Ratio of nonperforming loans to allowance for loan losses at end of period	107.33%	200.08%	251.75%

The following table provides a breakdown of the allowance for loan losses by categories as of the dates indicated:

	As of the Period ended March 31,				As of the Year ended
	2010		2009		December 31, 2009
Balance at End of Period Applicable to:	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(Dollars in thousands)
Construction	$102	1.8%	$114	8.9%	$338	5.2%
Commercial	802	21.1%	645	19.9%	995	20.1%
Installment	58	0.4%	58	1.0%	9	1.7%
Real Estate	2,200	76.7%	1,655	70.2%	2 174	73.0%
Unallocated	256	—	161	—	13	—
Total allowance for loan and lease losses	$3,418	100.0%	$2,633	100.0%	$3,529	100.0%

Total loans end of period	$155,591		$171,125		$166,742

Non-performing Assets

The following table presents information with respect to nonperforming assets, as of the dates indicated. The non-accrual loans are net of the guaranteed portion of SBA loans and the OREO was acquired through foreclosure.  The OREO was recorded at fair value less selling costs on the date of acquisition.

			As of the
	As of the period		Year ended
	Ended March 31,		December 31,
	2010	2009	2009
	(Dollars in thousands)
Nonperforming loans	$3,669	$5,266	$8,080
Other real estate owned, net (1)	22,517	10,722	14,333
Total nonperforming assets	$26,186	$15,988	$22,413

Nonperforming loans to total gross loans	2.36%	3.08%	4.85%
Nonperforming assets to total loans and OREO at end of period	14.70%	8.79%	12.38%

(1) net of reserve for foreclosed assets losses of $1,636,000 as of March 31, 2010, $0 as of March 31, 2009 and $1,010,000 as of December 31, 2009.

Deposits

Average interest bearing and non-interest-bearing deposits for the three months ended March 31, 2010 were $210,904,000 an increase of 5.04% compared with the same period in 2009.  Average certificates of deposit represented 74.66% of average deposits for the three months ended March 31, 2010 compared with 75.35% for the same period in 2009.  Average interest bearing checking, money market and savings accounts as a group were 11.38% of average deposits for the three months ended March 31, 2010 compared with 10.61% for the same period in 2009.  Average non-interest bearing deposits represented 13.97% of average deposits for the three months ended March 31, 2010 compared with 14.01% for the same period in 2009.

The following table sets forth the scheduled maturities of the Corporation’s time deposits in denominations of $100,000 or greater at March 31, 2010:

Maturities of Time Deposits of

$100,000 or More

(Dollars in Thousands)

Three months or less	$12,857
Over three months through six months	9,598
Over six months through twelve months	22,704
Over twelve months	18,192
Total	$63,351

Borrowings

The Corporation has a line of credit with Marshall & Ilsley Bank in the amount of $3,000,000, at a floating interest rate based on the one-month LIBOR Rate plus 3.75% with a floor rate of 6.50% and a maturity date of April 30, 2010.  At March 31, 2010, $2,850,000 was outstanding on the line of credit.  Based on discussions with the lender it is anticipated the line of credit will be renewed with the same terms through April 30, 2011.

The Bank has lines of credit from the Federal Reserve Bank of San Francisco and the Federal Home Loan Bank (FHLB) of San Francisco with remaining available borrowing capacity on March 31, 2010 of $12,398,000 and $422,000, respectively.  The Federal Reserve Bank discount window line is secured by a portion of the Bank’s investment securities at March 31, 2010.  At March 31, 2010, the total book value of securities pledged to the Federal Reserve Bank was $20,604,000 with no outstanding loan balance.  The Federal Home Loan Bank line of credit has a maximum borrowing capacity of 20% of the Bank’s total assets, adjusted quarterly.  The Federal Home Loan Bank line of credit is secured by a portion of the Bank’s real estate secured loans and securities at March 31, 2010.  The total principal balance at March 31, 2010 of pledged loans and securities at the Federal Home Loan Bank was $46,243,000 and $8,556,000, respectively.

The following table provides information on eleven FHLB advances outstanding at March 31, 2010.

		Funding	Maturity
Amount	Rate	Date	Date
$5,000,000	4.96%	11/14/05	11/15/10
1,750,000	4.74%	1/26/06	1/26/11
2,250,000	4.75%	1/26/06	1/26/11
3,500,000	5.51%	7/17/06	7/18/11
1,500,000	5.52%	7/17/06	7/18/11
1,000,000	5.22%	8/25/06	8/25/11
5,000,000	5.21%	7/30/07	7/30/12
3,000,000	4.85%	10/1/07	10/1/12
5,000,000	1.75%	3/15/10	3/15/13
5,000,000	5.01%	9/18/07	9/18/14
1,000,000	7.72%	6/1/00	6/3/30
$34,000,000

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

Capital Resources

The Corporation maintains capital to comply with regulatory requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends.  At March 31, 2010, shareholders’ equity was $16,709,000 versus $16,150,000 at December 31, 2009.  The Corporation paid no cash dividends to shareholders for the three months ended March 31, 2010 and for the year ended December 31, 2009.  The Bank paid no cash dividends to the Corporation for the three months March 31, 2010 and $500,000 in dividends for the year ended December 31, 2009.

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

In general, the risk-based capital guidelines provide detailed definitions of which obligations will be treated as capital, and assign different weights to various assets and off-balance sheet items, depending upon the perceived degree of credit risk associated with each asset.  Each asset is assigned to one of four risk-weighted categories.  For example, 0 percent for cash and unconditionally guaranteed government securities; 20 percent for deposits with other banks and fed funds; 50 percent for state bonds and certain residential real estate loans; and 100 percent for commercial loans and other assets.  Capital is categorized as either Tier 1 capital, consisting of common stock and retained earnings (or deficit), or Tier 2 capital, which includes limited-life preferred stock and allowance for loan losses (subject to certain limitations).  The guidelines also define and set minimum capital requirements to maintain Tier 1 capital of at least 4.0% and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 capital to total risk-adjusted assets capital ratio of 13.74% and 10.89% at March 31, 2010 and 2009, respectively.  The Bank’s Tier 1 capital exceeds the minimum regulatory requirement by $18,478,000.  The Bank had a Total Risk-Based capital to risk-adjusted assets ratio of 15.00% and 12.11% at March 31, 2010 and 2009, respectively.  The Bank’s Total Risk-Based capital exceeds the minimum regulatory requirement by $13,274,000.

The Tier 1 leverage capital ratio guidelines require a minimum leverage capital ratio of 4.0% of Tier 1 capital to total assets less goodwill.  The Bank had a leverage capital ratio of 9.50% and 7.53% at March 31, 2010 and 2009, respectively.  The Bank’s Tier 1 leverage capital exceeds the minimum regulatory requirement by $15,088,000.

Under regulatory guidelines, the $8 million in Trust Preferred Securities outstanding qualify as Tier 1 capital up to 25% of Tier 1 capital.  Any additional Trust Preferred Securities will qualify as Tier 2 capital.

The Corporation’s Board of Directors approved a stock repurchase program pursuant to which the Corporation, from time to time and at management’s discretion, may repurchase up to $500,000 of the Corporation’s outstanding shares.  The Corporation did not repurchase any shares of stock during the three months ended March 31, 2010.  The Corporation repurchased 20,678 shares of common stock at an average cost of $4.20 per share in open market transactions during 2009.  The Corporation repurchased 46,010 shares of common stock at an average cost of $7.51 per share in open market transactions during 2008.

In October 2008, the Board and the holders of more than a majority of our issued and outstanding common stock approved by written consent, an amendment to the Corporation’s articles of incorporation (the “Amendment”).  The Amendment authorizes the Corporation to issue up to 10,000,000 shares of preferred stock, which may be issued from time to time in one or more series as determined by the Board.  The Board is authorized to designate all rights, preferences, privileges and restrictions attendant to each series as well as the number of shares authorized for issuance in each series of the preferred stock, which matters shall be expressed in resolutions adopted by the Board and filed with the Secretary of State of the state of California.  Additionally, the Amendment authorizes the Corporation to issue an additional 7,500,000 shares of common stock for a total of 10,000,000 shares of common stock authorized for issuance after the Amendment.  The Amendment became effective January 23, 2009. There were no shares issued as of March 31, 2010.

Other Regulatory Matters

The FDIC has submitted a proposed Consent Order, including proposed monetary payments, related to its 2008 Consumer Compliance Examination, which was completed in 2009.  The FDIC has alleged the existence of certain violations of consumer laws and regulations.  The Bank denies committing such alleged violations.  The Bank hopes that negotiations with the FDIC will result in a mutually agreeable resolution to this matter.  If a mutually agreeable resolution cannot be reached, the Bank anticipates that the FDIC will institute an administrative hearing, at which the Bank would continue to oppose the pending allegations.  The financial and non-financial impact of this matter is not known as of the balance sheet date and as of the issuance date of this report.

Liquidity

Liquidity represents the ability to provide sufficient cash flows or cash resources in a manner that enables an entity to meet its obligations in a timely fashion and adequately provide for anticipated future cash needs.

For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings.  In addition, the Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $54,431,000, based on 20 percent of the Bank’s total assets as reported in the most recent quarterly Consolidated Reports of Condition and Income for a bank with Domestic Offices Only.  The line of credit is subject to pledging of acceptable collateral. At March 31, 2010, $422,000 in excess collateral was pledged.  The Bank has a borrowing line with the Federal Reserve Bank of San Francisco secured a portion of the Bank’s securities, with available borrowing of $12,398,000 at March 31, 2010.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets (“total liquidity”). Additionally the Bank maintains secondary sources of liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s total liquidity at March 31, 2010 and 2009 was 32.88% and 33.35%, respectively, while its average loan to average deposit ratio for such years was 77.61% and 86.11%, respectively.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors.  Additionally, deposits on which a financial institution pays an interest rate significantly higher than prevailing rates are considered to be brokered deposits.  Federal law and regulation restricts banks from soliciting or accepting brokered deposits, unless the bank is well capitalized under Federal guidelines.  The Bank had $62,856,000 in brokered deposits at March 31, 2010 compared with $2,656,000 in brokered deposits at March 31, 2009.  The Corporation will be reducing its reliance on brokered deposits by not opening or renewing any deposits classified as brokered.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  The following table shows the affect on net interest income of various rate shocks, expressed in basis points, at March 31, 2010.  The table includes one projection for a decrease in rates, as the Federal Funds target rate is currently between 0% and 0.25%.

Rate Shock Increase in Basis Points	Percent Increase in Net Interest Income
-25	0.7%
100	-0.8%
200	-0.7%
300	-0.6%
400	-0.3%

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

(b) Changes in Internal Controls:  In the quarter ended March 31, 2010, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factor that could significantly affect these controls.

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

While the action was originally filed in the Superior Court, under the terms of the participation agreements, the matter has been submitted to arbitration through the American Arbitration Association.

The Bank, its Chief Financial Officer and a former Sr. Vice-president were named as defendant in a lawsuit filed February 26, 2009 in Monterey County Superior Court-Civil Division by Tighorn Financial Services, LLC (“Tighorn”).  The lawsuit seeks to compel Monterey County Bank to continue its credit card sponsorship and the servicing of a credit card portfolio under a card sponsorship agreement with the third party.  The suit also alleges that Tighorn was misled into entering the credit card sponsorship agreement.   Pursuant to termination provisions contained in the parties’ Agreement the Bank gave Tighorn written notice of termination of the agreement in June 2008.

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

While the action was originally filed in the Superior Court, under the terms of the participation agreements, the matter has been submitted to arbitration through the American Arbitration Association.

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

NORTHERN CALIFORNIA BANCORP, INC.

Date: May 13, 2010	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chairman of the Board &
Chief Executive Officer

Date: May 13, 2010	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and
Principal Accounting Officer