Form 10-Q
period 2010-06-30
NORTHERN CALIFORNIA BANCORP INC
filed 2010-08-23
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2010

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

As of August 10, 2010, the Corporation had 1,785,891 shares of common stock outstanding.

PART I-FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in thousands except share data)	2010	2009
	(Unaudited)	(Audited)
ASSETS:
Cash and Due From Banks	$38,507	$12,251
Trading Assets	90	153
Time Deposits with other Financial Institutions	3,000	—
Investment Securities, available for sale (Note 6)	56,740	62,413
Other Investments	3,960	4,085
Loans Held for Sale, at lower of cost or market	4,287	2,216
Loans, net of allowance for loan losses of $3,251 in 2010; $3,529 in 2009 (Note 7)	150,832	160,997
Bank Premises and Equipment, Net	4,982	4,909
Cash Surrender Value of Life Insurance	4,160	4,097
Other Real Estate Owned	20,227	14,333
Interest Receivable and Other Assets	7,293	7,841
Total Assets	$294,078	$273,295

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Non interest-bearing demand	$35,261	$25,781
Interest-bearing demand	17,118	16,984
Savings	7,602	6,270
Time less than $100,000	97,471	94,686
Time deposits of $100,000 or more	69,992	58,701
Total Deposits	227,444	202,422

Revolving line of credit	2,850	2,850
Federal Home Loan Bank Borrowed Funds	34,000	29,000
Federal Reserve Bank Borrowed Funds	—	10,000
Junior Subordinated Debt Securities	8,248	8,248
Payable for Investment Securities Purchased	298	—
Interest Payable and Other Liabilities	4,997	4,625
Total Liabilities	277,837	257,145

Shareholders’ Equity:
Common Stock - No Par Value
Authorized 10,000,000 in 2010 and 2009
Outstanding:1,785,891 in 2009 and 1,783,230 in 2009	5,094	5,088
Retained Earnings	10,755	11,092
Accumulated Other Comprehensive Income (Loss)	392	(30)
Total Shareholders’ Equity	16,241	16,150
Total Liabilities & Shareholders’ Equity	$294,078	$273,295

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE-MONTH		SIX-MONTH
	PERIOD ENDING		PERIOD ENDING
	June 30		June 30
(in thousands except share data)	2010	2009	2010	2009
INTEREST INCOME:
Loans	$2,494	$2,697	$5,065	$5,689
Time deposits with other financial institutions	15	6	20	11
Investment securities	771	1,319	1,549	2,758
Total Interest Income	3,280	4,022	6,634	8,458

INTEREST EXPENSE:
Interest-bearing transaction accounts	5	6	10	12
Savings and time deposit accounts	550	891	1,148	1,836
Time deposits in denominations of $100,000 or more	418	523	813	1,068
Notes payable and other	517	753	1,012	1,549
Total Interest Expense	1,490	2,173	2,983	4,465

Net Interest Income	1,790	1,849	3,651	3,993
Provision for loan losses	—	396	—	646
Net interest income, after provision for loan losses	1,790	1,453	3,651	3,347

NON-INTEREST INCOME:
Service charges on deposit accounts	115	154	238	345
Income from sales and servicing of Small Business Administration Loans	58	59	121	97
Gain on sales of investment securities	282	976	418	1,135
Other income	1,096	1,521	2,275	2,726
Total non-interest income	1,551	2,710	3,052	4,303

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	880	772	1,796	1,570
Occupancy and Equipment Expense	253	254	518	515
Foreclosed assets, net	347	221	1,082	629
Professional Fees	428	380	836	527
Prepayment fees on borrowings	—	350	—	431
Data Processing	60	91	136	180
Litigation Settlement	880	—	880	—
Other general and administrative	1,079	1,400	2,213	2,546
Total non-interest expenses	3,927	3,468	7,461	6,398

Income (loss) before tax provision (benefit)	(586)	695	(758)	1,252
Income tax provision (benefit)	(311)	131	(421)	173
Net income (loss)	$(275)	$564	$(337)	$1,079

Earnings (loss) per common share
Basic	$(0.15)	$0.31	$(0.19)	$0.60
Diluted	$(0.15)	$0.31	$(0.19)	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other Compre-
	Number of	Common	Retained	hensive Income
(in thousands except share data)	Shares	Stock	Earnings	(Loss)	Total

Balance at December 31, 2008	1,803,908	$5,173	$9,481	$(302)	$14,352

Comprehensive income:
Net income for the year	—	—	1,611	—	1,611
Change in net unrealized loss on AFS securities and other assets, net of tax reclassification adjustment and tax effect	—	—	—	272	272
Total comprehensive income					1,883

Stock repurchase	(20,678)	(85)	—	—	(85)

Balance at December 31, 2009 (Audited)	1,783,230	5,088	11,092	(30)	$16,150

Comprehensive income:
Net loss for the year	—	—	(337)	—	(337)
Change in net unrealized loss on AFS securities and other assets, net of tax reclassification adjustment and tax effect	—	—	—	422	422
Total comprehensive income					85

Exercise of stock options, Including tax benefit	2,661	6	—	—	6

Balance at June 30, 2010 (Unaudited)	1,785,891	$5,094	$10,755	$392	$16,241

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTH PERIOD ENDED
	JUNE 30,
(in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(337)	$1,079
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	182	171
Realized gain on sales of available-for-sale securities, net	(418)	(1,135)
Amortization of deferred loan fees, net	28	75
Amortization (accretion) of discounts and premiums on investment securities, net	(36)	(135)
Provision for loan losses	—	646
Provision for foreclosed asset losses	701	411
Loss on sale of foreclosed assets	57	—
Increase in cash surrender value of life insurance	(63)	(63)
Deferred income tax expense (benefit)	(184)	676
(Increase) decrease in assets:
Trading assets	63	137
Loans held for sale	(2,071)	(1,172)
Interest receivable	(254)	326
Other assets	984	310
Increase (decrease) in liabilities:
Interest payable	208	(376)
Other liabilities	239	67
Net cash provided (used) by operating activities	(901)	1,017

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in time deposits with other financial institutions	(3,000)	301
Activity in available-for sale securities
Sales	10,707	64,959
Maturities, prepayments, and calls	482	(1,546)
Purchases	(4,217)	(60,017)
Net (increase) decrease in loans	832	(1,783)
Proceeds from loan sales	252	—
Proceeds from sale of other real estate owned	2,326	—
Investment in other real estate owned	—	(914)
Proceeds from sale of equipment	31	—
Additions to bank premises and equipment	(284)	(24)
Net cash provided by investing activities	7,129	976

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	25,022	13,156
Proceeds from borrowings	5,000	15,000
Repayments on borrowing, net	(10,000)	(40,000)
Proceeds from exercise of stock options	6	—
Repurchase of common stock	—	(85)
Net cash provided (used) by financing activities	20,028	(11,929)

Net increase (decrease) in cash and cash equivalents	26,256	(9,936)

CASH AND CASH EQUIVALENTS, BEGINNING	12,251	16,348

CASH AND CASH EQUIVALENTS, ENDING	$38,507	$6,412

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

The Corporation owns 100% of the Bank which operates five full service branches in Monterey County, California. The Corporation owns 100% of the common stock of two unconsolidated special purpose business trusts, “Northern California Bancorp, Inc. Trust I” and “Northern California Bancorp, Inc. Trust II”.

Basis of Presentation

The interim condensed consolidated financial statements of Northern California Bancorp, Inc. and Monterey County Bank are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the consolidated financial position and operating results of the Corporation for the interim periods.  The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010.  The year-end consolidated balance sheet data at December 31, 2009 was derived from the audited financial statements.  All material intercompany balances and transactions have been eliminated in consolidation.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Corporation’s Form 10-K for the fiscal year ended December 31, 2009.

(NOTE 2)  CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Corporation’s financial statements and accompanying notes.  Management believes that the judgments, estimates and assumptions used in preparation of the Corporation’s financial statements are appropriate given the factual circumstances as of June 30, 2010.

Various elements of the Corporation’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Corporation’s results of operation.  In particular, management has identified the following accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Corporation’s financial statements to those judgments, estimates and assumptions, is critical to an understanding of the Corporation’s financial statements.  This policy relates to the methodology that determines the Corporation’s allowance for loan losses.  Management has discussed the development and selection of this critical accounting policy with the Corporation’s Audit Committee of the Board of Directors.  Although Management believes the level of the allowance at June 30, 2010 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time.  For further information regarding the allowance for loan losses see “Provision and Allowance for Loan Losses” included elsewhere herein.

Another critical accounting policy relates to the valuation of other real estate owned (OREO). Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly to ensure that the recorded amount is supported by its current fair value and that valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary. Revenue and expenses from operations of OREO and changes in the valuation allowance are included in net expenses from OREO.

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

(NOTE 4) STOCK BASED COMPENSATION

The Corporation’s compensation cost relating to share-based payment transactions is recognized in the financial statements based upon the fair value of the equity or liability instruments issued. Based on the stock-based compensation awards outstanding for the six months ended June 30, 2010 and 2009, there was no stock-based compensation to expense.

Under the Corporation’s 1998 Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive stock options are granted at fair value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  Non-qualified stock options may be granted at prices not lower than 85% of the fair market value of the common stock on the date of grant.  The Board of Directors is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.  Under the Plan, 64,661 shares of common stock had been reserved for the granting of these options.  At June 30, 2010, 23,500 options were outstanding.  During 2010, 2,661 options were exercised by officers, employees, and board members.  As of June 30, 2010, all options have been vested and all related compensation expense had been formerly expensed.

No further options may be granted under the 1998 Stock Option Plan.  The plan provided that options could be granted for a period of ten years from the date the plan was adopted by the Board.  The Board adopted the plan on April 16, 1998.  The plan remains in effect until all options granted under the Plan have been satisfied or expired.

Under the Corporation’s 2007 Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive stock options are granted at fair value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  The Board of Directors is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.  Under the Plan, 300,000 shares of common stock have been reserved for the granting of these options.  At June 30, 2010, no options have been granted under the 2007 stock option plan.  Thus, no pre-tax stock-based compensation expense was required for the six months ended June 30, 2010 and 2009.

(NOTE 5) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represents income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflect additional common shares that would have been outstanding, if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Corporation relate to outstanding stock options and warrants and are determined using the treasury stock method.

The weighted-average number of shares used in computing basic and diluted earnings (loss) per share is as follows:

	Earnings (Loss) per Share Calculation
	For the three months ended June 30
	2010			2009
		Weighted			Weighted
(in thousands except per	Net	Average	Per Share	Net	Average	Per Share
share data)	(Loss)	Shares	Amount	Income	Shares	Amount
Basic (loss) earnings per share	$(275)	1,785,891	$(0.15)	$564	1,794,918	$0.31

Effect of dilutive shares:
assumed exercise of outstanding options	—	1,212	—	—	1,256	—

Diluted (loss) earnings per share	$(275)	1,781,103	$(0.15)	$564	1,796,173	$0.31

	Earnings (Loss) per Share Calculation For the six months ended June 30
	2010			2009
(in thousands except per share data)	Net (Loss)	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic (loss) earnings per share	$(337)	1,783,733	$(0.19)	$1,079	1,799,338	$0.60

Effect of dilutive shares:
assumed exercise of outstanding options	—	1,874	—	—	1,256	—
Diluted (loss) earnings per share	$(337)	1,785,607	$(0.19)	$1,079	1,800,594	$0.60

(NOTE 6) INVESTMENT SECURITIES

The following table presents investment securities, available for sale at June 30, 2010 and December 31, 2009:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities Available for Sale
Mortgage Backed Securities	$790	$89	$—	$879
State/Local Agency Securities	52,297	1,695	(1,163)	52,829
Government Agency Securities	2,994	38	—	3,032

Total securities available for sale	$56,081	$1,822	$(1,163)	$56,740

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities Available for Sale
Mortgage Backed Securities	$1,534	$—	$(44)	$1,490
State/Local Agency Securities	53,000	1,501	(1,427)	53,074
Government Agency Securities	7,988	—	(139)	7,849

Total securities available for sale	$62,522	$1,501	$(1,610)	$62,413

In addition, the Corporation maintains a trading account, at fair value, consisting of marketable securities.  At June 30, 2010 and December 31, 2009 the account value was $90,000 and $153,000, respectively.

The amortized cost and fair value of debt securities by contractual maturity date at June 30, 2010 follows:

	Available for Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due after five years through ten years	$2,994	$3,032
Due after ten years	53,087	53,708

	$56,081	$56,740

Proceeds from maturities and sales of investment securities for the six months ended June 30, 2010, and 2009 were $11,037,000, and $64,959,000, respectively.  Realized gains for six months ended June 30, 2010, and 2009 were $418,000, and $1,135,000, respectively.

At June 30, 2010 and December 31, 2009, U.S. Government and Mortgage Backed obligations with a carrying value of $3,911,000 and $8,761,000, respectively, were pledged to secure advances from the Federal Home Loan Bank.

At June 30, 2010 and December 31, 2009 State/Local Agency obligations with a carrying value of $13,778,000 and $20,462,000, respectively, were pledged to secure loans from the Federal Reserve Bank.

In June 2010, the Bank purchased debt securities totaling $298,000 that had settlement dates in July 2010.  The Bank had recorded the investment securities purchased as of the trade date and had recorded the corresponding payable for investment securities purchased of $298,000 at June 30, 2010.

Information pertaining to securities with gross unrealized losses at June 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)

Securities Available for Sale:
State/Local Agency Securities	$5,804	$(88)	$10,289	$(1,075)	$16,093	$(1,163)

Information pertaining to securities with gross unrealized losses at December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Securities Available for Sale:
Government Agency Securities	$7,849	$(139)	$—	$—	$7,849	$(139)
Mortgage Backed Securities	1,491	(44)	—	—	1,491	(44)
State/Local Agency Securities	8,827	(245)	8,889	(1,182)	17,716	(1,427)

Total	$18,167	$(428)	$8,889	$(1,182)	$27,056	$(1,610)

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

On June 30, 2010, thirty two securities had an unrealized loss with aggregate depreciation of 6.74% from the Bank’s amortized cost basis. On December 31, 2009, forty securities had an unrealized loss with aggregate depreciation of 5.62% from the Bank’s amortized cost basis. The unrealized losses relate primarily to securities issued by agencies of the United States and securities issued by local government agencies.  Since the Bank has the ability to hold these securities until estimated maturity, no decline is deemed to be other than temporary.

(NOTE 7) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table presents information on loans and the allowance for loan losses at June 30, 2010 and December 31, 2009:

	JUNE 30	DECEMBER 31
(dollars in thousands)	2010	2009
Commercial and Industrial	$31,430	$31,389
Construction	1,265	8,705
Real Estate - Mortgage	120,925	121,887
Installment	647	2,746
Government Guaranteed Loans Purchased	12	16
	154,279	164,743
Allowance for loan losses	(3,251)	(3,529)
Deferred origination fees, net	(196)	(217)
Net Loans	$150,832	$160,997

Balance at Beginning of Period	$3,529	$2,413
Recoveries	—	77
Provision for Loan Losses	—	3,368
Loans Charged Off	(278)	(2,329)
Balance at End of Period	$3,251	$3,529

The following table summarizes the Bank’s investment in loans for which impairment has been recognized as of and for the periods ended June 30, 2010 and December 31, 2009.  Impaired loans consist of the loans on non-accrual status.  There were no loans past due 90 days or more and still accruing as of June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Total impaired loans which as a result of write-down or the fair value of the collateral, did not have a specific allowance	$5,037	$4,399
Impaired loans which have a specific allowance	2,054	3,681

Total impaired loans	$7,091	$8,080

Total specific allowance on impaired loans	$165	$357

Average recorded investment in impaired loans during the period	$6,404	$6,490
Income recognized on impaired loans during the period	$—	$—

(NOTE 8) FORECLOSED ASSETS

As of June 30, 2010 and 2009, foreclosed assets totaled $20,227,000 and $14,333,000, respectively, net of valuation allowance. Based on property values, a valuation allowance of $1,252,000 and $1,010,000 was deemed necessary at June 30, 2010 and December 31, 2009, respectively.

During the six months ended June 30, 2010 three properties were sold for $2,926,000, with a loss on sale of $57,000.  One property valued at $520,000 was acquired through trade on one properties sold during the six months ended June 30, 2010.  There were no sales of foreclosed assets during the six months ended June 30, 2009.

Operating expenses for foreclosed assets totaled $1,082,000 and $629,000 for the six months ended June 30, 2010 and 2009, respectively.

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

The Corporation measures and reports available-for-sale securities at fair value on a recurring basis. The following tables show the balances of these assets based on the designated levels at June 30, 2010 and December 31, 2009.

	At June 30, 2010
(dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Investment securities — AFS	$56,740	$—	$56,740	$—

	At December 31, 2009
(dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Investment securities — AFS	$66,498	$—	$66,498	$—

Fair values of investment securities available for sale are based on broker quotes.  Such third party information was not adjusted by management; thus, the fair values of investment securities available for sale are classified as level 2.

The Corporation is also required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP. During the six months ended June 30, 2010, the Corporation measured collateral dependent impaired loans, loans held for sale, and Other Real Estate Owned (OREO) at fair value. The assets are measured at fair value on a non-recurring basis and the following table provides the assets’ designated levels, as well as the fair value losses recognized during the six months ended June 30, 2010 and the year ended December 31, 2009.

	At June 30, 2010
(dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Losses for the six months ended June 30, 2010
Impaired loans	$5,037	$—	$—	$5,037	$—
Loans held for sale	4,287	—	4,287	—	—
OREO	20,227	—	—	20,227	383
	$29,551	$—	$4,287	$25,264	$383

	At December 31, 2009
(dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Losses for the six months ended June 30, 2010
Impaired loans	$6,662	$—	$—	$6,662	$357
Loans held for sale	2,216	—	2,216	—	—
OREO	14,333	—	—	14,333	—
	$23,221	$—	$4,287	$20,995	$357

Impaired Loans

Collateral-dependent impaired loans are carried at the fair value of the collateral, less estimated costs to sell. The fair value of collateral is determined based on appraisals. In some cases, adjustments were made to the appraised values for various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement. Otherwise, collateral-dependent impaired loans are categorized under Level 2.

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

Loans Held for Sale

Loans held for sale are required to be measured at the lower of cost or fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions, which are a level 2 inputs. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At June 30, 2010, the fair value of loans held for sale was greater than cost; therefore, the entire balance of loans held for sale was recorded at cost.

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

Current authoritative guidance requires interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Corporation’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Corporation’s financial instruments as of June 30, 2010 and December 31, 2010 is shown below.

	June 30, 2010		December 31,29010
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and cash equivalents	4,516	4,516	12,251	12,251
Interest Bearing Deposits	36,991	36,991	5,256	5,256
Investment Securities, available for sale	56,740	56,740	62,413	62,413
Other Investments	3,960	3,960	4,085	4,085
Trading Assets	90	90	153	153
Loans, held for sale	4,287	4,287	2,216	2,216
Loans, net	150,832	179,950	160,997	163,839
Accrued interest receivable	1,625	1,625	1,371	1,371

Financial Liabilities
Deposits	227,444	227,835	202,422	205,699
Long-term debt	42,248	42,991	37,248	46,779
Short-term debt	2,850	2,850	12,850	12,850
Accrued Interest Payable	1,482	1,482	1,274	1,274

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

At June 30, 2010 and December 31, 2009, such commitments to extend credit were $14,264,000 and $14,839,000, respectively, of undisbursed lines of credit, undisbursed loans in process, and commitment letters.

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

OVERVIEW OF THE RESULTS OF OPERATION AND FINANCIAL CONDITION

Results of Operations Summary

Second quarter 2010 compared to second quarter 2009

Net loss for the quarter ended June 30, 2010 was $275,000 compared with net income of $564,000 for the quarter ended June 30, 2009. Basic loss per share for the second quarter of 2010 was ($0.15), compared to basic earnings of $0.31 for the second quarter of 2009. The Corporation’s annualized return on average equity was (6.76%) and annualized return on average assets was (0.38%) for the quarter ended June 30, 2010, compared to a return on average equity of 14.50% and a return on assets of 0.74% for same quarter in 2009. The primary reasons for the change in net income during the quarter of 2010 are as follows:

The net interest income decreased from $1,849,000 to $1,790,000, due primarily to a decline of $33,569,000 in interest-earning assets while interest bearing liabilities declined $31,461,000.  As a result, net interest income decreased $59,000 or 3.08% during the three months ended June 30, 2010.

No provision for loan losses was recorded during the second quarter of 2010 compared to a provision of $396,000 during the first quarter of 2009.

Total non-interest income was $1,551,000 during the second quarter of 2010 compared to $2,710,000 during the second quarter of 2009.  The decrease of $1,159,000 was due primarily to decreases of $694,000 in gains on sales of investment securities and $425,000 in other income.

Total non-interest expense was $3,927,000 during the second quarter of 2010 compared to $3,468,000 during the second quarter of 2009.  The increase of $459,000 was due primarily to accruing an estimated litigation settlement expense of $880,000 and increases of $126,000 in expenses related to foreclosed assets and $108,000 in salaries and employee benefits, partially offset by a decrease of $350,000 in prepayment fees on borrowings and a decrease of $321,000 in other general and administrative expense.

Six months ended June 30, 2010 compared to the same period in 2009

Net loss for the six months ended June 30, 2010 was $337,000 compared with net income of $1,079,000 for the six months ended June 30, 2009. Basic loss per share for the second quarter of 2010 was $(0.19), compared to basic earnings of $0.60 for the six months ended June 30, 2009. The Corporation’s annualized return on average equity was (4.09%) and annualized return on average assets was (0.24%) for the six months ended June 30, 2010, compared to a return on average equity of 13.87% and a return on assets of 0.69% for the six months ended June 30, 2009. The primary reasons for the change in net income during the six months ended June 30, 2010 are as follows:

Net interest income decreased from $3,993,000 to $3,651,000, due primarily to a decline of $1,931,000 in interest-earning assets while interest bearing liabilities increased $5,405,000.  As a result, net interest income decreased $342,000 or (8.56%) during the six months ended June 30, 2010.

No provision for loan losses was during the second quarter of 2010 compared to a provision of $646,000 during the six months ended June 30, 2009.

Total non-interest income was $3,052,000 during the six months ended June 30, 2010 compared to $4,303,000 during the six months ended June 30, 2009.  The decrease of $1,251,000 was due primarily to decreases of $717,000 in gains on sales of investment securities and $451,000 in other income.

Total non-interest expense was $7,461,000 during the six months ended June 30, 2010 compared to $6,398,000 during the six months ended June 30, 2009.  The increase of $1,063,000 was due primarily to accruing and estimated litigation settlement expense of $880,000 and increases of $453,000 in expenses related to foreclosed assets, $309,000 professional fees and $226,000 in salaries and employee benefits, partially offset by a decrease of $431,000 in prepayment fees on borrowings.

The following table sets forth certain selected financial data and ratios of the Corporation for the three months and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30		Six Months Ended June 30
(in thousands except share data)	2010	2009	2010	2009
Summary of Operating Results:
Total interest income	$3,280	$4,022	$6,634	$8,458
Total interest expense	1,490	2,173	2,983	4,465
Net interest income	1,790	1,849	3,651	3,993

Provision for loan losses	—	396	—	646
Net interest income after provision for loan losses	1,790	1,453	3,651	3,347

Total non-interest income	1,551	2,710	3,052	4,303
Total non-interest expenses	3,927	3,468	7,461	6,398

Income (loss) before provision (benefit)	(586)	695	(758)	1,252
Income tax provision (benefit)	(311)	131	(421)	173

Net income (loss)	$(275)	$564	$(337)	$1,079

Per Common Share Data:

Net income - Basic (1)	$(0.15)	$0.31	$(0.19)	$0.60
Net income - Diluted (2)	(0.15)	0.31	(0.19)	0.60
Book value, end of period	9.09	9.25	8.82	9.33
Avg shares outstanding	1,785,891	1,814,642	1,783,733	1,799,338

Balance Sheet Data:

Total loans, net of unearned income (3)	$155,119	$165,259	$155,119	$165,259
Total assets	294,078	293,599	294,078	293,599
Total deposits	227,444	202,886	227,444	202,886
Stockholders’ equity	16,241	16,640	16,241	16,440

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Selected Financial Ratios:

Return on average assets (4) (5)	(.38)%	0.74%	(0.24)%	0.69%
Return on average stockholders’ equity (4) (5)	(6.76)%	14.50%	(4.09)%	13.87%
Net interest spread	3.11%	2.81%	3.26%	3.11%
Net yield on interest earning assets (4)	3.30%	3.08%	3.44%	6.58%
Avg shareholders’ equity to average assets (4)	5.58%	5.12%	5.81%	5.00%
Risked-Based capital ratios
Tier 1	10.36%	9.44%	10.07%	9.44%
Total	13.66%	12.51%	13.44%	12.51%
Total loans to total deposits at end of period (3)	69.59%	83.02%	69.59%	83.02%
Allowance for loan losses to total loans at end of period	2.05%	1.74%	2.05%	1.74%
Nonperforming loans to total loans at end of period (3)	2.62%	4.09%	2.62%	4.09%
Net charge-offs to average loans	0.17%	0.08%	0.17%	0.08%

(1)   Basic earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year.  The weighted average number of common shares used for this computation was 1,785,891 and 1,794,918 for the three months ended June 30, 2010 and 2009, respectively.  The weighted average number of common shares used for this computation was 1,783,733 and 1,799,338 for the six months ended June 30, 2010 and 2009, respectively.

(2)   Diluted earnings per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include director/employee stock options. The weighted average number of common shares used for this computation was 1,787,103 and 1,796,173 for the three months ended June 30, 2010 and 2009, respectively.  The weighted average number of shares used for this computation was 1,786,692 and 1,800,594 for the three months and the six months ended June 30, 2010 and 2009, respectively.

(3)   Includes loans being held for sale.

(4)   Averages are of daily balances.

(5)   Calculated on an annualized basis.

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

Net interest income for the quarter ended June 30, 2010 was $1,790,000 compared to $1,849,000 for the quarter ended June 30, 2009, which was a decrease of $59,000 primarily resulting from decreases of $203,000 in interest on loans and $548,000 in interest on investment securities, partially offset by decreases interest expense of $341,000 on savings and time deposit accounts, $236,000 on notes payable and other borrowings and $105,000 on time deposits of $100,000 or more.

Net interest income for the six months ended June 30, 2010 was $3,651,000 compared to $3,993,000 for the six months ended June 30, of 2009, which was a decrease of $342,000 primarily resulting from decreases of $624,000 in interest on loans and $1,209,000 in interest on investment securities, partially offset by decreases interest expense of $688,000 on savings and time deposit accounts, $537,000 on notes payable and other borrowings and $255,000 on time deposits of $100,000 or more.

DISTRIBUTION, RATE AND YIELD ANALYSIS OF NET INTEREST INCOME:

The following tables show the consolidated average balances of earning assets, and interest-bearing liabilities; the amount of interest income and interest expense; the average yield or rate for each category of average interest-earning assets and average interest-bearing liabilities; and the net interest income and the net interest spread for the periods indicated.  Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on municipal bonds of $291,000 and $268,000 for the three months ended and $587,000 and $511,000 for the six months June 30, 2010 and 2009, respectively.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Loans	$158,513	$2,494	6.29%	$168,463	$2,697	6.40%
Time deposits - in other banks	27,427	15	0.22%	12,680	6	0.19%
Investment securities - taxable	13,052	121	3.71%	49,108	725	5.91%
Investment securities - nontaxable	53,440	941	7.04%	44,321	862	7.78%
Total interest-earning assets	252,432	3,571	5.66%	274,572	4,290	6.25%

Allowance for credit losses	(3,378)			(2,579)
Non-interest bearing assets:
Cash and due from banks	4,960			6,563
Premises and equipment	5,044			4,892
Accrued interest receivable	1,477			1,610
Other assets	31,104			18,726
Total average assets	$291,639			$303,784

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand	$15,140	$4	0.11%	$16,067	$5	0.12%
Money market savings	1,869	1	0.21%	1,328	1	0.30%
Savings deposits	7,625	9	0.47%	5,360	7	0.52%
Time deposits >$100M	67,358	418	2.48%	55,302	523	3.78%
Time deposits <$100M	96,858	541	2.23%	98,607	884	3.59%
Other Borrowing	45,098	517	4.59%	76,396	753	3.94%
Total interest-bearing liabilities	233,948	1,490	2.55%	253,060	2,173	3.43%

Non-interest bearing liabilities:
Noninterest-bearing checking	37,256			29,423
Accrued interest payable	1,315			1,464
Other liabilities	2,858			4,280
Total Liabilities	275,377			88,227
Total shareholders equity	16,262			15,557
Total average liabilities and shareholders equity	$291,639			$303,784

Net interest income		$2,081			$2,117

Interest income as a percentage of average earning assets			5.66%			6.25%
Interest expense as a percentage of average earning assets			2.36%			3.17%
Net yield on interest earning assets			3.30%			3.08%
Net interest spread			3.11%			2.81%

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Loans	$161,089	$5,065	6.29%	$170,665	$5,689	6.67%
Time deposits - in other banks	19,180	20	0.21%	3,754	11	0.59%
Investment securities - taxable	13,066	244	3.73%	56,984	1,623	5.70%
Investment securities - nontaxable	53,090	1,892	7.13%	42,253	1,646	7.79%
Total interest-earning assets	246,425	7,221	5.86%	273,656	8,969	6.55%

Allowance for credit losses	(3,452)			(2,489)
Non-interest bearing assets:
Cash and due from banks	4,966			14,118
Premises and equipment	4,978			4,926
Accrued interest receivable	1,417			1,759
Other assets	29,417			19,039
Total average assets	$283,751			$311,009

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand	$15,252	$8	0.10%	$14,945	$10	0.13%
Money market savings	1,875	2	0.21%	1,465	2	0.27%
Savings deposits	7,181	18	0.50%	5,622	14	0.50%
Time deposits >$100M	63,552	813	2.56%	55,582	1,068	3.84%
Time deposits <$100M	97,308	1,130	2.32%	97,050	1,822	3.75%
Other Borrowing	44,407	1,012	4.56%	84,643	1,549	3.66%
Total interest-bearing liabilities	229,575	2,983	2.60%	259,307	4,465	3.44%

Non-interest bearing liabilities:
Noninterest-bearing checking	33,390			31,662
Accrued interest payable	1,310			1,611
Other liabilities	2,982			2,872
Total Liabilities	267,257			295,452
Total shareholders equity	16,494			15,557
Total average liabilities and shareholders equity	$283,751			$311,009

Net interest income		$4,238			$4,504
Interest income as a percentage of average earning assets			5.86%			6.55%
Interest expense as a percentage of average earning assets			2.42%			6.53%
Net yield on interest earning assets			3.44%			6.58%
Net interest spread			3.26%			3.11%

Rate and Volume Analysis:

The following tables show the increase or decrease in interest income, interest expense and net interest income, resulting from changes in rates and volumes, for the three months and six months ended June 30, 2010 compared with the same periods in 2009.

	Increase (decrease) in the three months ended June 30, 2010 compared with June 30, 2009
(dollars in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$(159)	$(44)	$(203)
Time deposits - in other banks	7	2	9
Investment securities - taxable	(532)	(72)	(604)
Investment securities - nontaxable	177	(98)	79
	(507)	(212)	(719)

Increase (decrease) in interest expense:
Interest-bearing demand	—	(1)	(1)
Savings deposits	3	(1)	2
Time deposits >$100M	114	(219)	(105)
Time deposits <$100M	(16)	(328)	(344)
Other borrowing	(308)	73	(235)
	(207)	(476)	(683)
Increase (decrease) in net interest income:	$(307)	$264	$36

	Increase (decrease) in the six months ended June 30, 2010 compared with June 30, 2009
(dollars in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$(319)	$(305)	$(624)
Time deposits - in other banks	45	(36)	9
Investment securities - taxable	(1,251)	(128)	(1,379)
Investment securities - nontaxable	422	(176)	246
	(1,103)	(645)	(1,748)

Increase (decrease) in interest expense:
Interest-bearing demand	—	(2)	(2)
Money market savings	1	(1)	—
Savings deposits	4	—	4
Time deposits >$100M	153	(408)	(255)
Time deposits <$100M	5	(697)	(692)
Other borrowing	(737)	200	(537)
	(574)	(908)	(1,482)
Increase (decrease) in net interest income:	$(529)	$263	$(266)

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

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At June 30, 2010 and 2009 the Bank’s allowance stood at 2.05 percent and 1.74 percent of total loans, respectively.

No provision was made to the ALLL during the six months ended June 30, 2010 compared to $646,000 for the same period in 2009.  Loans charged off during the six months ended June 30, 2010 totaled $278,000 compared to $134,000 for the same period in 2009.  No recoveries were made during the six months ended June 30, 2010 while $1,000 was made for the same period in 2009.

The Bank’s non-performing (delinquent 90 days or more and on non-accrual) net loans as a percentage of total loans were 2.62 percent and 4.09 percent as of the end of June 30, 2010 and 2009, respectively.

Non-Interest Income

Total non-interest income for the three months ended June 30, 2010 was $1,551,000 compared with $2,710,000 for the same period in 2009.  The decrease of $1,159,000 was due primarily to decreases of $694,000 in gains on sales of investment securities and $581,000 in merchant discount fees, partially offset by an increase of $185,000 in credit card/stored value card program fees.

Total non-interest income for the six months ended June 30, 2010 was $3,052,000 compared with $4,303,000 for the same period in 2009.  The decrease of $1,251,000 was due primarily to decreases of $764,000 in merchant discount fees and $717,000 in gains on sales of investment securities, partially offset by an increase of $330,000 in credit card/stored value card program fees.

Non-Interest Expense

Salary and benefits expense for the three months and six months ended June 30, 2010 increased $108,000 and $226,000 compared with the same periods in 2009.  The increase was due to the addition of a Credit Administration Officer, a loan processor and a senior accounting position.

Total occupancy and equipment expense for the three months and six months ended June 30, 2010 was $253,000 and $518,000 resulting in a nominal change when compared to the same period in 2009.

Professional fees for the three months ended June 30, 2010 were $428,000 compared to $380,000 for the same period in 2009.  Professional fees for the six months ended June 30, 2010 were $836,000 compared to $527,000 for the same period in 2009. The increases were primarily due to increases in accounting/audit expense and legal fees associated with lawsuits related to various loans and loan collection expense.

Data processing expense for the three months and six months ended June 30, 2010 was $60,000 and $136,000, respectively; representing decreases of $31,000 and 44,000 when compared the same period in 2009.

During the three and six months ended June 30, 2010 no prepayment fees were paid on borrowing compared with $350,000 and $431,000, respectively for the same periods in 2009.

During the second quarter an estimated litigation settlement expense was funded in the amount of $880,000.  See Item 1 Legal Proceedings Section for addition information.

Other general and administrative expenses for the three months ended June 30, 2010 totaled $1,079,000 compared with $1,400,000 for the same period in 2009, which is an decrease of $321,000.  Significant changes occurred in the following categories: decreases in merchant credit card processing expense of $350,000, business development of $25,000, ATM expense of $20,000, loan expense of $14,000 and advertising expense of $11,000; while increases in FDIC insurance premiums of $75,000, other losses of $26,000 and MCB business card expense of $16,000.

Other general and administrative expenses for the for the six months ended June 30, 2010 totaled $2,213,000 compared with $2,546,000 for the same period in 2009, which is a decrease of $333,000.  Significant changes occurred in the following categories: decreases in merchant credit card processing expense of $485,000, ATM expense of $34,000, insurance expense of $24,000, miscellaneous expense of $18,000, business development expense of $18,000, credit card program expense of $18,000, bank security of $17,000 and advertising expense of $11,000; while increases in FDIC insurance premiums of $157,000, other losses of $74,000, MCB business card expense of $39,000, entertainment and meals of $11,000 and loan expense of $10,000; while.

OREO expenses and provision for losses on foreclosed assets for the three months and six months ended June 30, 2010 totaled $347,000 and $1,082,000, respectively compared to $221,000 and $629,000 during the same period in 2009.

Provision for Income Taxes

The tax provision (benefit) was ($421,000) for the six months ended June 30, 2010 compared to $173,000 for the same period in 2009, representing (55.54%) and 13.82% of pre-tax income for those periods.  The decrease in the effective tax rate for 2010 is a direct result of the Bank’s investing in tax-exempt securities and decreasing income.

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

LOANS

Average loans represented 65.37% of average earning assets and 56.77% of average total assets for the six months ended June 30, 2010 compared with 62.36% and 54.87%, respectively during 2009. For the six months ended June 30, 2010, average loans decreased 3.52% to $161,089,000 from $170,665,000 for the same period in 2009.  Average real estate loans increased $2,016,000 (1.68%), average commercial loans increased $125,000 (0.36%); while average construction loans decreased $11,695,000 (80.16%) and average installment loans decreased $22,000 (1.49%).

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

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status and foreclosed assets (referred to collectively as “non-performing assets”):

	As of		As of
	June 30,		December 31,
	2010	2009	2009
	(Dollars in thousands)
Accruing, past due 90 days or more:
Real Estate	$—	$—	$—
Commercial	—	—	—
Installment	—	—	—
Other	—	—	—
Total accruing	—	—	—

Nonaccrual Loans:
Real Estate	2,216	5,320	5,137
Commercial	1,939	1,563	2,943
Installment	—	—	—
Other	—	—	—
Total nonaccrual	4,155	6,883	8,080

Total nonperforming loans	4,155	6,883	8,080
Other Real Estate Owned	20,227	12,020	14,333
Total nonperforming assets	$24,382	$18,903	$22,413

Total loans end of period	$158,566	$168,422	$166,742

Ratio of nonperforming loans to total loans at end of period	2.62%	4.09%	4.85%
Ratio nonperforming assets to total Loans and OREO at end of period	13.64%	10.47%	12.38%

Summary of Loan Loss Experience

	Six months		Year ended
	Ended June 30,		December 31,
	2010	2009	2009
	(Dollars in thousands)
Average loans outstanding	$161,089	$170,665	$169,853

Total loans outstanding at end of the period	$158,566	$168,442	$166,742

Allowance, beginning of period	$3,529	$2,413	$2,413

Loans charged off during period:
Commercial	251	13	358
Installment	—	35	37
Real Estate	27	86	1,908
Other	—	—	26
Total charge offs	278	134	2,329

Recoveries during period:
Commercial	—	1	2
Installment	—	—	—
Real Estate	—	—	75
Other	—	—	—
Total recoveries	—	1	77

Net loans charged off during the period	278	133	2,252

Provision for loan losses	—	646	3,368
Allowance, end of period	$3,251	$2,926	$3,529

Ratio of net loans charged off to average loans outstanding during the period	0.17%	0.08%	1.33%

Ratio of allowance to total loans at end of period	2.05%	1.74%	2.12%

Ratio of nonperforming loans to allowance for loan losses at end of period	127.81%	235.24%	251.75%

The following table provides a breakdown of the allowance for loan losses by categories as of the dates indicated:

	As of June 30,				As of
	2010		2009		December 31, 2009
Balance at End of Period Applicable to:	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(Dollars in thousands)
Construction	$3	0.8%	$77	6.6%	$338	5.2%
Commercial	737	22.5%	446	21.4%	995	20.1%
Installment	66	0.4%	60	0.4%	9	1.7%
Real Estate	2,328	76.3%	2,330	71.6%	2 174	73.0%
Unallocated	117	—	13	—	13	—
Total allowance for loan and lease losses	$3,251	100.0%	$2,926	100.0%	$3,529	100.0%

Total loans end of period	$158,566		$168,442		$166,742

Non-performing Assets

The following table presents information with respect to nonperforming assets, as of the dates indicated. The non-accrual loans are net of the guaranteed portion of SBA loans and the OREO was acquired through foreclosure.  The OREO was recorded at fair value less selling costs on the date of acquisition.

	As of		As of
	Ended June 30,		December 31,
	2010	2009	2009
	(Dollars in thousands)
Nonperforming loans	$4,155	$6,883	$8,080
Other real estate owned, net (1)	20,227	12,020	14,333
Total nonperforming assets	$24,282	$18,903	$22,413

Nonperforming loans to total gross loans	2.62%	4.09%	4.85%
Nonperforming assets to total loans and OREO at end of period	13.64%	10.47%	12.38%

(1) net of reserve for foreclosed assets losses of $1,252,000 as of June 30, 2010, $413,000 as of June 30, 2009 and $1,010,000 as of December 31, 2009.

Deposits

Average interest bearing and non-interest-bearing deposits for the six months ended June 30, 2010 were $218,558,000 an increase of 18.77% compared with the same period in 2009.  Average certificates of deposit represented 73.60% of average deposits for the six months ended June 30, 2010 compared with 73.98% for the same period in 2009.  Average interest bearing checking, money market and savings accounts as a group were 11.12% of average deposits for the six months ended June 30, 2010 compared with 10.68% for the same period in 2009.  Average non-interest bearing deposits represented 15.28% of average deposits for the six months ended June 30, 2010 compared with 15.35% for the same period in 2009.

The following table sets forth the scheduled maturities of the Corporation’s time deposits in denominations of $100,000 or greater at June 30, 2010:

Maturities of Time Deposits of
$100,000 or More

(Dollars in Thousands)

Three months or less	$10,184
Over three months through six months	18,854
Over six months through twelve months	17,775
Over twelve months	23,179
Total	$69,992

Borrowings

The Corporation has a line of credit with Marshall & Ilsley Bank in the amount of $3,000,000, at a floating interest rate based on the one-month LIBOR Rate plus 3.75% with a floor rate of 6.50% and a maturity date of October 30, 2010.  At June 30, 2010, $2,850,000 was outstanding on the line of credit.

The Bank has lines of credit from the Federal Reserve Bank of San Francisco and the Federal Home Loan Bank (FHLB) of San Francisco with remaining available borrowing capacity on June 30, 2010 of $10,876,000 and $755,000, respectively.  The Federal Reserve Bank discount window line is secured by a portion of the Bank’s investment securities at June 30, 2010.  At June 30, 2010, the total book value of securities pledged to the Federal Reserve Bank was $13,779,000 with no outstanding loan balance.  The Federal Home Loan Bank line of credit has a maximum borrowing capacity of 20% of the Bank’s total assets, adjusted quarterly.  The Federal Home Loan Bank line of credit is secured by a blanket lien on the Bank’s loan and securities at June 30, 2010.  The total principal balance at June 30, 2010 of pledged loans and securities at the Federal Home Loan Bank was $158,566,000 and $3,911,000, respectively.

The following table provides information on eleven FHLB advances outstanding at June 30, 2010.

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

Capital Resources

The Corporation maintains capital to comply with regulatory requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends.  At June 30, 2010, shareholders’ equity was $16,241,000 versus $16,150,000 at December 31, 2009.  The Corporation paid no cash dividends to shareholders for the six months ended June 30, 2010 and for the year ended December 31, 2009.  The Bank paid no cash dividends to the Corporation for the six months June 30, 2010 and $500,000 in dividends for the year ended December 31, 2009.

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

In general, the risk-based capital guidelines provide detailed definitions of which obligations will be treated as capital, and assign different weights to various assets and off-balance sheet items, depending upon the perceived degree of credit risk associated with each asset.  Each asset is assigned to one of four risk-weighted categories.  For example, 0 percent for cash and unconditionally guaranteed government securities; 20 percent for deposits with other banks and fed funds; 50 percent for state bonds and certain residential real estate loans; and 100 percent for commercial loans and other assets.  Capital is categorized as either Tier 1 capital, consisting of common stock and retained earnings (or deficit), or Tier 2 capital, which includes limited-life preferred stock and allowance for loan losses (subject to certain limitations).  The guidelines also define and set minimum capital requirements to maintain Tier 1 capital of at least 4.0% and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 capital to total risk-adjusted assets capital ratio of 13.59% and 12.12% at June 30, 2010 and 2009, respectively.  The Bank’s Tier 1 capital exceeds the minimum regulatory requirement by $18,300,000.  The Bank had a Total Risk-Based capital to risk-adjusted assets ratio of 14.84% and 13.38% at June 30, 2010 and 2009, respectively.  The Bank’s Total Risk-Based capital exceeds the minimum regulatory requirement by $13,000,000.

The Tier 1 leverage capital ratio guidelines require a minimum leverage capital ratio of 4.0% of Tier 1 capital to total assets less goodwill.  The Bank had a leverage capital ratio of 8.93% and 8.35% at June 30, 2010 and 2009, respectively.  The Bank’s Tier 1 leverage capital exceeds the minimum regulatory requirement by $14,300,000.

Under regulatory guidelines, the $8 million in Trust Preferred Securities outstanding qualify as Tier 1 capital up to 25% of Tier 1 capital.  Any additional Trust Preferred Securities will qualify as Tier 2 capital.

The Corporation’s Board of Directors approved a stock repurchase program pursuant to which the Corporation, from time to time and at management’s discretion, may repurchase up to $500,000 of the Corporation’s outstanding shares.  The Corporation did not repurchase any shares of stock during the six months ended June 30, 2010.  The Corporation repurchased 20,678 shares of common stock at an average cost of $4.20 per share in open market transactions during 2009.

The Corporation repurchased 46,010 shares of common stock at an average cost of $7.51 per share in open market transactions during 2008.

In October 2008, the Board and the holders of more than a majority of our issued and outstanding common stock approved by written consent, an amendment to the Corporation’s articles of incorporation (the “Amendment”).  The Amendment authorizes the Corporation to issue up to 10,000,000 shares of preferred stock, which may be issued from time to time in one or more series as determined by the Board.  The Board is authorized to designate all rights, preferences, privileges and restrictions attendant to each series as well as the number of shares authorized for issuance in each series of the preferred stock, which matters shall be expressed in resolutions adopted by the Board and filed with the Secretary of State of the state of California.  Additionally, the Amendment authorizes the Corporation to issue an additional 7,500,000 shares of common stock for a total of 10,000,000 shares of common stock authorized for issuance after the Amendment.  The Amendment became effective January 23, 2009. There were no shares issued as of June 30, 2010.

Other Regulatory Matters

The FDIC has submitted a proposed Consent Order, including proposed monetary payments, related to its 2008 Consumer Compliance Examination, which was completed in 2009.  The FDIC has alleged the existence of certain violations of consumer laws and regulations for credit card programs operated by third party vendors.  The Bank denies committing such alleged violations and hopes that ongoing negotiations with the FDIC will result in a mutually agreeable resolution to this matter.  If a mutually agreeable resolution cannot be reached, the Bank anticipates that the FDIC will institute an administrative proceeding, at which the Bank would continue to deny the allegations and oppose the imposition of the monetary payments.  The financial and non-financial impact of this matter is not known as of the balance sheet date or as of the issuance date of this report; however, no assurance can be given that the costs of defense and/or the monetary payments that might ultimately imposed won’t be material.

Liquidity

Liquidity represents the ability to provide sufficient cash flows or cash resources in a manner that enables an entity to meet its obligations in a timely fashion and adequately provide for anticipated future cash needs.

For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings.  In addition, the Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $58,456,000, based on 20 percent of the Bank’s total assets as reported in the most recent quarterly Consolidated Reports of Condition and Income for a bank with Domestic Offices Only.  The line of credit is subject to pledging of acceptable collateral. At June 30, 2010, $755,000 in excess collateral was pledged.  The Bank has a borrowing line with the Federal Reserve Bank of San Francisco secured a portion of the Bank’s securities, with available overnight borrowing of $10,876,000 at June 30, 2010.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets (“total liquidity”). Additionally the Bank maintains secondary sources of liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s total liquidity at June 30, 2010 and 2009 was 34.28% and 34.89%, respectively, while its average loan to average deposit ratio for such years was 73.80% and 90.85%, respectively.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors.  Additionally, deposits on which a financial institution pays an interest rate significantly higher than prevailing rates are considered to be brokered deposits.  Federal law and regulation restricts banks from soliciting or accepting brokered deposits, unless the bank is well capitalized under Federal guidelines.  The Bank has received notice from the FDIC that its capital classification has been designated as adequately capitalized; therefore the Bank is prohibited from accepting new or renewing any brokered deposits. The Bank had $61,232,000 in brokered deposits at June 30, 2010 compared with $1,025,000 in brokered deposits at June 30, 2009.

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

The purpose of asset/liability management is to provide stable net interest income growth by protecting the Bank’s earnings from undue interest rate risk.  The Bank expects to generate earnings from increasing loan volume, appropriate loan pricing and expense control and not from trying to accurately forecast interest rates.  Another important function of asset/liability management is managing the risk/return relationships between interest rate risk, liquidity, market risk and capital adequacy.  The Bank gives priority to liquidity concerns followed by capital adequacy, then interest rate risk and market risk in the investment portfolio.  The policy of the Bank is to control the exposure of the Bank’s earnings to changing interest rates by generally maintaining a position within a narrow range around an “earnings neutral position.” An earnings neutral position is defined as the mix of assets and liabilities that generate a net interest margin that is not affected by interest rate changes.  However, Management does not believe that the Bank can maintain a totally earnings neutral position.  Further, the actual timing of repricing of assets and liabilities does not always correspond to the timing assumed by the Bank for analytical purposes.  Therefore, changes in market rates of interest will generally impact the Bank’s net interest income and net interest margin for long or short periods of time.

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  The following table shows the affect on net interest income of various rate shocks, expressed in basis points, at June 30, 2010.  The table includes one projection for a decrease in rates, as the Federal Funds target rate is currently between 0% and 0.25%.

Rate Shock Increase in Basis Points	Percent Increase in Net Interest Income
-25	-1.2%
100	5.5%
200	11.4%
300	17.3%
400	23.3%

Item 4T.  Controls and Procedures

(a) The Corporation’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Bank’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Bank, particularly during the period in which this report was being prepared.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls:  In the quarter ended June 30, 2010, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factor that could significantly affect these controls.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

The Bank, its Chief Executive Officer and Chief Credit Officer were named as defendants in a lawsuit filed July 27, 2009 in the Monterey County Superior Court by Bank of the Orient.  The lawsuit involves claims related to loan participations purchased from the Bank and seeks rescission of the participation agreements or damages and attorneys’ fees and costs.  While the action was originally filed in the Superior Court under the terms of the participation agreements the matter has been submitted to arbitration through the American Arbitration Association.

The parties have reached a tentative settlement of the claims raised in the litigation.  Under the tentative settlement the Bank will reacquire Bank of the Orient’s interest in four of the loan participations and the collateral securing the loans.  This will result in a one-time after tax charge to the Bank’s capital of $390,000.  The Bank anticipates that the settlement will be consummated by December 31, 2010.

The Bank, its Chief Financial Officer and a former Senior Vice President were named as defendants in a lawsuit filed February 26, 2009 in Monterey County Superior Court, Civil Division, by Tighorn Financial Services, LLC (“Tighorn”).  The lawsuit seeks to compel the Bank to continue its credit card sponsorship program with Tighorn and the servicing of a credit card portfolio under a card sponsorship agreement with a third party.  The suit also alleges that Tighorn was misled into entering the credit card sponsorship agreement. For its part, the Bank has responded by contending that it properly terminated the sponsorship agreement pursuant to termination provisions contained in the parties’ Agreement, and that the Bank properly gave Tighorn written notice of termination of the Agreement in June 2008.  The Bank has filed a counter claim for damages and equitable relief against Tighorn, and the Bank’s Chief financial Officer has filed cross-complaints against two Tighorn representatives and a third party claiming indemnity and equitable apportionment under California law.   .

The Bank, Chief Executive Officer and Chief Credit Officer were named as defendants in a lawsuit filed April 29, 2009 in the Monterey County Superior Court’s, by First Foundation Bank.  The lawsuit involves claims related to two loan participations purchased by First Foundation Bank from Monterey County Bank.  The lawsuit seeks to rescind the participation agreements, payment of all principal and interest, damages, attorneys’ fees and costs.

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

Northern California Bancorp, Inc, Monterey County Bank and the Chief Executive Officer among other unrelated parties were named as defendants in a lawsuit filed July 22, 2010 in the Monterey County Superior Court by South Valley Developers, Inc. and Paseo Vista LLC. The

lawsuit seeks a declaration of the parties’ respective obligations under a profit participation agreement in which the bank is a successor in interest as well as for breach of contract and fraud related to a loan extended to one of the plaintiffs and for injunctive relief pending the declaratory judgment.

Although the amount of any ultimate liability with respect to the above proceedings cannot be determined, in the opinion of management, any such liability will not have a material effect on the consolidated financial position of the Corporation and its subsidiary, except as previously addressed above.

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

NORTHERN CALIFORNIA BANCORP, INC.

Date: August 19, 2010	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chairman of the Board &
Chief Executive Officer

Date: August 19, 2010	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and
Principal Accounting Officer