Form 10-Q
period 2010-09-30
NORTHERN CALIFORNIA BANCORP INC
filed 2010-11-15
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2010

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

As of November 10, 2010, the Corporation had 1,785,891 shares of common stock outstanding.

PART I-FINANCIAL INFORMATION

Item 1.                                 FINANCIAL STATEMENTS

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands except share data)	2010	2009
	(Unaudited)	(Audited)
ASSETS:
Cash and Due From Banks	$34,769	$12,251
Trading Assets	106	153
Time Deposits with other Financial Institutions	5,000	—
Investment Securities, available for sale	42,934	62,413
Other Investments	3,835	4,085
Loans Held for Sale, at lower of cost or market	1,598	2,216
Loans, net of allowance for loan losses of $3,253 in 2010; $3,529 in 2009	153,931	160,997
Bank Premises and Equipment, Net	4,891	4,909
Cash Surrender Value of Life Insurance	4,192	4,097
Other Real Estate Owned	27,575	14,333
Interest Receivable and Other Assets	8,814	7,841
Total Assets	$287,645	$273,295

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Non interest-bearing demand	$33,363	$25,781
Interest-bearing demand	17,152	16,984
Savings	8,399	6,270
Time less than $100,000	89,185	94,686
Time in denominations of $100,000 or more	70,716	58,701
Total Deposits	218,815	202,422

Revolving line of credit	2,850	2,850
Federal Home Loan Bank Borrowed Funds	34,000	29,000
Federal Reserve Bank Borrowed Funds	—	10,000
Junior Subordinated Debt Securities	8,248	8,248
Secured Borrowings — SBA Loans	3,047	—
Interest Payable and Other Liabilities	5,325	4,625
Total Liabilities	272,285	257,145

Shareholders’ Equity:
Common Stock - No Par Value
Authorized: 10,000,000 in 2010 and 2009
Outstanding:1,785,891 in 2010 and 1,783,230 in 2009	5,094	5,088
Retained Earnings	9,740	11,092
Accumulated Other Comprehensive Income (Loss)	526	(30)
Total Shareholders’ Equity	15,360	16,150
Total Liabilities & Shareholders’ Equity	$287,645	$273,295

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE-MONTH		NINE-MONTH
	PERIOD ENDING		PERIOD ENDING
	September 30		September 30
(in thousands except share data)	2010	2009	2010	2009
INTEREST INCOME:
Loans	$2,347	$2,550	$7,412	$8,239
Time deposits with other financial institutions	21	4	41	14
Investment securities	630	1,037	2,179	3,795
Federal funds sold	—	—	—	1
Total Interest Income	2,998	3,591	9,632	12,049

INTEREST EXPENSE:
Interest-bearing transaction accounts	5	5	15	17
Savings and time deposit accounts	525	862	1,673	2,698
Time deposits in denominations of $100,000 or more	430	532	1,243	1,600
Notes payable and other	526	531	1,538	2,080
Total Interest Expense	1,486	1,930	4,469	6,395

Net Interest Income	1,512	1,661	5,163	5,654
Provision for loan losses	—	1,272	—	1,918
Net interest income, after provision for loan losses	1,512	389	5,163	3,736

NON-INTEREST INCOME:
Service charges on deposit accounts	99	148	337	493
Income from sales and servicing of Small Business Administration Loans	136	219	257	316
Gain on sales of investment securities	518	2,018	936	3,153
Other income	1,473	1,687	3,747	4,413
Total non-interest income	2,226	4,072	5,277	8,375

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	882	828	2,678	2,398
Occupancy and Equipment Expense	259	254	777	769
Foreclosed assets, net	916	163	1,997	792
Professional Fees	403	172	1,239	699
Prepayment fees on borrowings	—	457	—	888
Data Processing	56	67	192	247
FDIC Settlement - Card Programs	1,800	—	1,800	—
Litigation Settlement	158	—	1,038	—
Other general and administrative	1,310	1,479	3,523	4,025
Total non-interest expenses	5,784	3,420	13,244	9,818
Income (loss) before income tax provision (benefit)	(2,046)	1,041	(2,804)	2,293
Income tax provision (benefit)	(1,031)	297	(1,452)	470
Net income (loss)	$(1,015)	$744	$(1,352)	$1,823

Earnings (loss) per common share
Basic	$(0.57)	$0.42	$(0.76)	$1.02
Diluted	$(0.57)	$0.42	$(0.76)	$1.01

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other Comprehensive
	Number of	Common	Retained	Income
(in thousands except share data)	Shares	Stock	Earnings	(Loss)	Total
Balance at December 31, 2008	1,803,908	$5,173	$9,481	$(302)	$14,352

Comprehensive income:
Net income for the year	—	—	1,611	—	1,611
Change in net unrealized loss on AFS securities and other assets, net of tax reclassification adjustment and tax effect	—	—	—	272	272
Total comprehensive income					1,883

Stock repurchase	(20,678)	(85)	—	—	(85)

Balance at December 31, 2009 (Audited)	1,783,230	5,088	11,092	(30)	16,150

Comprehensive loss:
Net loss for the year	—	—	(1,352)	—	(1,352)
Change in net unrealized loss on AFS securities and other assets, net of tax reclassification adjustment and tax effect	—	—	—	556	556
Total comprehensive loss					(796)

Exercise of stock options, Including tax benefit	2,661	6	—	—	6

Balance at September 30, 2010 (Unaudited)	1,785,891	$5,094	$9,740	$526	$15,360

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTH PERIOD ENDED SEPTEMBER 30,
(in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,352)	$1,823
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	278	255
Realized gain on sales of available-for-sale securities, net	(936)	(3,153)
Amortization of deferred loan fees, net	28	75
Amortization (accretion) of discounts and premiums on investment securities, net	(58)	(272)
Provision for loan losses	—	1,918
Provision for foreclosed asset losses	1,050	522
Loss on sale of foreclosed assets	136	67
Increase in cash surrender value of life insurance	(95)	(95)
Deferred income tax expense (benefit)	(1,453)	(322)
(Increase) decrease in assets:
Trading assets	47	85
Loans held for sale	618	1,174
Interest receivable	339	326
Other assets	132	(1,546)
Increase (decrease) in liabilities:
Interest payable	334	(541)
Other liabilities	3,488	463
Net cash provided by operating activities	2,556	859

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in time deposits with other financial institutions	(5,000)	(27,416)
Activity in available-for sale securities
Sales	24,235	129,868
Maturities, prepayments, and calls	1,604	4,324
Purchases	(4,554)	(83,824)
Net increase in loans	(4,919)	(11,313)
Proceeds from loan sales	1,830	—
Proceeds from sale of other real estate owned	2,566	2,491
Investment in other real estate owned	(6,942)	(1,111)
Proceeds from sale of equipment	34	—
Additions to bank premises and equipment	(291)	(73)
Net cash provided by investing activities	8,563	12,946

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	16,393	28,162
Proceeds from borrowings	5,000	5,000
Repayments on borrowing, net	(10,000)	(57,500)
Proceeds from exercise of stock options	6	—
Repurchase of common stock	—	(85)
Net cash provided (used) by financing activities	11,399	(24,423)

Net increase (decrease) in cash and cash equivalents	22,518	(10,618)

CASH AND CASH EQUIVALENTS, BEGINNING	12,251	16,348

CASH AND CASH EQUIVALENTS, ENDING	$34,769	$5,730

Non-cash transaction during the nine months ended September 30, 2010 and 2009 included the transfer of $10,375,000 and $8,851,000, respectively of loans to other real estate owned.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE 1) NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Northern California Bancorp, Inc. (the “Corporation”) was incorporated on August 29, 1995, as a for-profit corporation under the California Corporate laws for the principal purpose of engaging in banking and non-banking activities as allowed for a bank holding company.  The Corporation’s sources of revenues at this time are dividends on investments, gains on securities transactions and potential dividends, management fees and tax equalization payments, if any, from Monterey County Bank (the “Bank”).

The Corporation owns 100% of the Bank which operates five full service branches in Monterey County, California. The Corporation owns 100% of the common stock of two unconsolidated special purpose business trusts, “Northern California Bancorp, Inc. Trust I” and “Northern California Bancorp, Inc. Trust II”.

Basis of Presentation

The interim condensed consolidated financial statements of Northern California Bancorp, Inc. and Monterey County Bank are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the consolidated financial position and operating results of the Corporation for the interim periods.  The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010.  The year-end consolidated balance sheet data at December 31, 2009 was derived from the audited consolidated financial statements.  All material intercompany balances and transactions have been eliminated in consolidation.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Corporation’s Form 10-K for the fiscal year ended December 31, 2009.

(NOTE 2)  CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Corporation’s financial statements and accompanying notes.  Management believes that the judgments, estimates and assumptions used in preparation of the Corporation’s financial statements are appropriate given the factual circumstances as of September 30, 2010.

Various elements of the Corporation’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Corporation’s results of operation.  In particular, management has identified the following accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Corporation’s financial statements to those judgments, estimates and assumptions, is critical to an understanding of the Corporation’s financial statements.  This policy relates to the methodology that determines the Corporation’s allowance for loan and lease losses.  Management has discussed the development and selection of this critical accounting policy with the Corporation’s Audit Committee of the Board of Directors.  Although Management believes the level of the allowance at September 30, 2010 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time.  For further information regarding the allowance for loan losses see “Provision and Allowance for Loan and Lease Losses” included elsewhere herein.

Another critical accounting policy relates to the valuation of other real estate owned (OREO). Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan and lease losses. Property is evaluated regularly to ensure that the recorded amount is supported by its current fair value and that valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary. Revenue and expenses from operations of OREO and changes in the valuation allowance are included in net expenses from OREO.

(NOTE 3) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) : Measuring Liabilities at Fair Value.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the periods beginning after October 1, 2009.  The adoption of ASU 2009-05 did not have a material impact on the Corporation’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.   These new disclosure requirements became effective on January 1, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  There was no significant effect to the Corporation’s financial statement disclosures upon adoption of this ASU.

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

(NOTE 4) STOCK BASED COMPENSATION

The Corporation’s compensation cost relating to share-based payment transactions is recognized in the financial statements based upon the fair value of the equity or liability instruments issued. Based on the stock-based compensation awards outstanding for the nine months ended September 30, 2010 and 2009, there was no stock-based compensation expense.

Under the Corporation’s 1998 Stock Option Plan, the Corporation granted incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiaryUnder the Plan, 64,661 options had been reserved for the granting, all of which had been granted in prior periods.  At September 30, 2010, 23,500 options were outstanding.  During 2010, 2,661 options were exercised by officers, employees, and board members.  No further options may be granted under the 1998 Stock Option Plan.  The plan provided that options could be granted for a period of ten years from the date the plan was adopted by the Board.  The Board adopted the plan on April 16, 1998.  The plan remains in effect until all options granted under the Plan have been satisfied or expired.

Under the Corporation’s 2007 Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive stock options are granted at fair value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  The Board of Directors is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.  Under the Plan, 300,000 shares of common stock have been reserved for the granting of these options.  At September 30, 2010, no options have been granted under the 2007 stock option plan.  Thus, no pre-tax stock-based compensation expense was required for the nine months ended September 30, 2010 and 2009.

(NOTE 5) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represents income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflect additional common shares that would have been outstanding, if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Corporation relate to outstanding stock options and warrants and are determined using the treasury stock method.

The weighted-average number of shares used in computing basic and diluted earnings (loss) per share is as follows:

	Earnings (Loss) per Share Calculation
	For the three months ended September 30
	2010			2009
		Weighted			Weighted
(in thousands except per	Net	Average	Per Share	Net	Average	Per Share
share data)	(Loss)	Shares	Amount	Income	Shares	Amount
Basic (loss) earnings per share	$(1,015)	1,785,891	$(0.57)	$744	1,783,230	$0.42

Effect of dilutive shares: assumed exercise of outstanding options	—	—	—	—	5,504	—

Diluted (loss) earnings per share	$(1,015)	1,785,891	$(0.57)	$744	1,788,734	$0.42

	Earnings (Loss) per Share Calculation
	For the nine months ended September 30
	2010			2009
		Weighted			Weighted
(in thousands except per	Net	Average	Per Share	Net	Average	Per Share
share data)	(Loss)	Shares	Amount	Income	Shares	Amount
Basic (loss) earnings per share	$(1,352)	1,785,179	$(0.76)	$1,823	1,793,910	$1.02

Effect of dilutive shares: assumed exercise of outstanding options	—	—	—	—	3,244	0.01

Diluted (loss) earnings per share	$(1,352)	1,785,179	$(0.76)	$1,823	1,797,154	$1.01

(NOTE 6) INVESTMENT SECURITIES

The following table presents investment securities, available for sale at September 30, 2010 and December 31, 2009:

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities Available for Sale
Mortgage Backed Securities	$675	$33	$—	$708
State/Local Agency Securities	39,369	1,288	(451)	40,206
Government Agency Securities	1,997	23	—	2,020

Total securities available for sale	$42,041	$1,344	$(451)	$42,934

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities Available for Sale
Mortgage Backed Securities	$1,534	$—	$(44)	$1,490
State/Local Agency Securities	53,000	1,501	(1,427)	53,074
Government Agency Securities	7,988	—	(139)	7,849

Total securities available for sale	$62,522	$1,501	$(1,610)	$62,413

In addition, the Corporation maintains a trading account, at fair value, consisting of marketable securities.  At September 30, 2010 and December 31, 2009 the account value was $106,000 and $153,000, respectively.

The amortized cost and fair value of debt securities by contractual maturity date at September 30, 2010 follows:

	Available for Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due after ten years	$42,041	$42,934

Proceeds from calls, maturities and sales of investment securities for the nine months ended September 30, 2010, and 2009 were $25,395,000, and $129,848,000, respectively.  Realized gains for nine months ended September 30, 2010, and 2009 were $936,000, and $3,153,000, respectively.

At September 30, 2010 and December 31, 2009, U.S. Government and Mortgage Backed obligations with a carrying value of $2,726,000 and $8,761,000, respectively, were pledged to secure advances from the Federal Home Loan Bank of San Francisco.

At September 30, 2010 and December 31, 2009 State/Local Agency obligations with a carrying value of $17,856,000 and $20,462,000, respectively, were pledged to secure loans from the Federal Reserve Bank of San Francisco.

In September 2010, the Bank sold debt securities with proceeds totaling $769,000 that had settlement dates in October 2010.  The Bank had recorded the investment securities sold as of the trade date and had recorded the corresponding receivable of $769,000 at September 30, 2010.

Information pertaining to securities with gross unrealized losses at September 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
(Dollars in thousands)
Securities Available for Sale:

State/Local Agency Securities	$2,699	$(136)	$5,316	$(315)	$8,015	$(451)

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) if Bank does not have the intent to sell the security; whether it is more likely than not it will not have to sell the security before recovery of its cost basis.

On September 30, 2010, twelve securities had an unrealized loss with aggregate depreciation of 5.32% from the Bank’s amortized cost basis. On December 31, 2009, forty securities had an unrealized loss with aggregate depreciation of 5.62% from the Bank’s amortized cost basis. The unrealized losses relate primarily to securities issued by agencies of the United States and securities issued by local government agencies.  Since the Bank has the ability to hold these securities until estimated maturity, no decline is deemed to be other than temporary.

(NOTE 7) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table presents information on loans and the allowance for loan and losses at September 30, 2010 and December 31, 2009:

	SEPTEMBER 30	DECEMBER 31
(dollars in thousands)	2010	2009
Commercial and Industrial	$36,028	$31,389
Construction	1,265	8,705
Real Estate - Mortgage	119,495	121,887
Installment	566	2,746
Government Guaranteed Loans Purchased	9	16
	157,363	164,743
Allowance for loan losses	(3,253)	(3,529)
Deferred origination fees, net	(179)	(217)
Net Loans	$153,931	$160,997

Balance at Beginning of Period	$3,529	$2,413
Recoveries	2	77
Provision for Loan Losses	—	3,368
Charge Offs	(278)	(2,329)
Balance at End of Period	$3,253	$3,529

The following table summarizes the Bank’s investment in loans for which impairment has been recognized as of and for the periods ended September 30, 2010 and December 31, 2009.  Impaired loans consist of the loans on non-accrual status.  There were two loans past due 90 days or more and still accruing as of September 30, 2010 that were not considered impaired since they are well secured and process of collection, and no loans were past due 90 days or more and still accruing as of December 31, 2009.

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Total impaired loans which as a result of write-down or the fair value of the collateral, did not have a specific allowance	$2,195	$4,399
Impaired loans which have a specific allowance	2,185	3,681

Total impaired loans	$4,380	$8,080

Total specific allowance on impaired loans	$117	$357

Average recorded investment in impaired loans during the period	$7,087	$6,490

Income recognized on impaired loans during the period	$—	$—

(NOTE 8) FORECLOSED ASSETS

As of September 30, 2010 and December 31, 2009, foreclosed assets totaled $27,575,000 and $14,333,000, respectively, net of valuation allowance. Based on property values, a valuation allowance of $2,060,000 and $1,010,000 was deemed necessary at September 30, 2010 and December 31, 2009, respectively.

During the nine months ended September 30, 2010 four properties were purchased for $6,942,000 in a negotiated settlement of a lawsuit.

During the nine months ended September 30, 2010 four properties were sold for $3,419,000, with a loss on sale of $136,000.  One property valued at $520,000 was acquired through trade.  During the nine months ended September 30, 2009 four properties were sold for $7,700,000, with a loss on sale of $67,000.  Two properties valued at $4,185,000 were acquired through trade, resulting in a deferred gain on sale of $279,000.

Operating expenses for foreclosed assets totaled $1,997,000 and $792,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

The Corporation measures and reports available-for-sale securities at fair value on a recurring basis. The following tables show the balances of these assets based on the designated levels at September 30, 2010 and December 31, 2009.

	At September 30, 2010
(dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Investment securities — AFS	$42,934	$—	$42,934	$—

	At December 31, 2009
(dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Investment securities — AFS	$62,413	$—	$62,413	$—

Fair values of investment securities available for sale are based on broker quotes.  Such third party information was not adjusted by management; thus, the fair values of investment securities available for sale are classified as level 2.

The Corporation is also required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP. During the nine months ended September 30, 2010, the Corporation measured collateral dependent impaired loans, loans held for sale, and Other Real Estate Owned (OREO) at fair value. The assets are measured at fair value on a non-recurring basis and the following table provides the assets’ designated levels, as well as the fair value losses recognized during the nine months ended September 30, 2010 and the year ended December 31, 2009.

	At September 30,
(dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Losses for the nine months ended September 30, 2010
Impaired loans	$4,380	$—	$—	$4,380	$117
Loans held for sale	1,598	—	1,598	—	—
OREO	27,575	—	—	27,575	—
	$33,553	$—	$1,598	$31,955	$117

	At December 31, 2009
(dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Losses for the year ended December 31, 2009
Impaired loans	$8,080	$—	$—	$8,080	$357
Loans held for sale	2,216	—	2,216	—	—
OREO	14,333	—	—	14,333	—
	$24,629	$—	$2,216	$22,413	$357

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

Loans Held for Sale

Loans held for sale are required to be measured at the lower of cost or fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions, which are a level 2 inputs. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At September 30, 2010, the fair value of loans held for sale was greater than cost; therefore, the entire balance of loans held for sale was recorded at cost.

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

Current authoritative guidance requires interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Corporation’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Corporation’s financial instruments as of September 30, 2010 and December 31, 2009 is shown below.

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Amount	Value	Amount	Value
Financial Assets
Cash and cash equivalents	34,769	34,769	12,251	12,251
Interest Bearing Deposits	5,000	5,000	—	—
Investment Securities, available for sale	42,934	42,934	62,413	62,413
Other Investments	3,835	3,835	4,085	4,085
Trading Assets	106	106	153	153
Loans, held for sale	1,598	1,598	2,216	2,216
Loans, net	153,931	187,002	160,997	163,839
Accrued interest receivable	1,032	1,032	1,371	1,371

Financial Liabilities
Deposits	218,815	219,659	202,422	205,699
Long-term debt	42,248	43,913	37,248	33,929
Short-term debt	2,850	2,850	12,850	12,850
Accrued Interest Payable	1,608	1,608	1,274	1,274

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

At September 30, 2010 and December 31, 2009, such commitments to extend credit were $15,231,000 and $14,839,000, respectively, comprised of undisbursed lines of credit, undisbursed loans in process, and commitment letters.

The Bank has two letters of credit issued by Federal Home Loan Bank of San Francisco. One letter of credit in the amount of $330,000, expiring April 17, 2011, is used to secure local agency deposits.  The beneficiary of the letter of credit is the Administrator of Local Agency Security, California Department of Financial Institutions.  The other letter of credit in the amount of $1,300,000, expiring February 17, 2019, has MasterCard International Inc. as the beneficiary and is used to secure settlement of credit card transactions.

(NOTE 11) CONSENT ORDER

The Corporation’s wholly-owned subsidiary bank, Monterey County Bank (the “Bank,”) has entered into a Consent Order (the “Order”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the California Department of Financial Institutions (the “CDFI”).   The Order became effective on September 1, 2010. Among other requirements, the Order requires the Bank to maintain Tier 1 capital in such an amount to ensure that the Bank’s leverage ratio equals or exceeds 9% and the Bank’s total risk-based capital ratio equals or exceeds 12% within 120 days of the effective date of the Order (i.e., by December 29, 2010). The Bank’s leverage ratio and total risk-based capital ratio are 8.48% and 13.91%, respectively, as of September 30, 2010. The Bank is taking certain steps, including the sale of certain of its merchant card processing accounts (see Note 12 below), to achieve compliance with the minimum required leverage capital ratio by the due date. For more information on the Order, see the “Other Regulatory Matters” section of Item 2 of this Form 10-Q.

(NOTE 12) SUBSEQUENT EVENT

Subsequent to September 30, 2010 the Bank entered into and closed an agreement to sell certain of its merchant credit card processing accounts to Elavon, Inc, for $1,850,000, effective as of November 1, 2010.   The Agreement calls for the Bank to receive an initial payment of $1,000,000 at closing, with $800,000 due within thirty (30) days of the Bank attaining a Leverage Capital Ratio of 9%, a payment of $50,000 due upon the completion of the transition of the merchant accounts purchased to Elavon’s processing system, additionally,  the Bank will share in the monthly net income of the accounts sold.  Since the Bank’s basis in the sold accounts is zero under U.S. generally accounting principles, the entire purchase price will be recognized as income.

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

OVERVIEW OF THE RESULTS OF OPERATION AND FINANCIAL CONDITION

Results of Operations Summary

Third quarter 2010 compared to third quarter 2009

Net loss for the quarter ended September 30, 2010 was $1,015,000 compared with net income of $744,000 for the quarter ended September 30, 2009. Basic loss per share for the third quarter of 2010 was ($0.57), compared to basic earnings of $0.42 for the third quarter of 2009. The Corporation’s annualized return on average equity was (24.97%) and annualized return on average assets was (1.39%) for the quarter ended September 30, 2010, compared to a return on average equity of 13.14% and a return on assets of 0.78% for same quarter in 2009. The primary reasons for the change in net income during the quarter of 2010 are as follows:

The net interest income decreased from $1,661,000 to $1,512,000, due primarily to a decline of $8,018,000 in average interest-earning assets while average interest bearing liabilities increased $8,688,000.  As a result, net interest income decreased $149,000 or 8.97% during the three months ended September 30, 2010.

No provision for loan losses was recorded during the third quarter of 2010 compared to a provision of $1,272,000 during the third quarter of 2009.

Total non-interest income was $2,226,000 during the third quarter of 2010 compared to $4,072,000 during the third quarter of 2009.  The decrease of $1,846,000 was due primarily to decreases of $1,500,000 in gains on sales of investment securities and $214,000 in other income.

Total non-interest expense was $5,784,000 during the third quarter of 2010 compared to $3,420,000 during the third quarter of 2009, an increase of $2,364,000.  The resolution of an FDIC investigation of a third-party credit card program and a third-party debit card program resulted in charges to earnings, net of receivables from the third-party debit card program, of $1,250,000 for potential restitution to cardholders, $250,000 in civil money penalty and a charitable donation of $300,000, for a total of $1,800,000. See the Other Regulator Matters section of this report for additional information.  Additionally, changes occurred as the result of an accrual of estimated litigation settlement expense of $158,000 and increases of $753,000 in expenses related to foreclosed assets and $231,000 in professional fees.  These increases in expense were partially offset by a decrease of $457,000 in prepayment fees on borrowings and a decline of $169,000 in other general and administrative expense.

Subsequent to September 30, 2010 the Bank entered into and closed an agreement to sell certain of its merchant credit card processing accounts to Elavon, Inc. for $1,850,000, effective as of November 1, 2010.    The Agreement calls for the Bank to receive an initial payment of $1,000,000 at closing, with $800,000 due within thirty (30) days of the Bank attaining a Leverage Capital Ratio of 9%, a payment of $50,000 due upon the completion of the transition of the merchant accounts purchased to Elavon’s processing system, additionally, the Bank will share in the monthly net income of the accounts sold.  Since the Bank’s basis in the sold accounts is zero under U.S. generally accounting principles, the entire purchase price will be recognized as income.

Nine months ended September 30, 2010 compared to the same period in 2009

Net loss for the nine months ended September 30, 2010 was $1,352,000 compared with net income of $1,823,000 for the nine months ended September 30, 2009. Basic loss per share for the third quarter of 2010 was $(0.76), compared to basic earnings per share of $1.02 for the nine months ended September 30, 2009. The Corporation’s annualized return on average equity was (11.09%) and annualized return on average assets was (0.62%) for the nine months ended September 30, 2010, compared to an annualized return on average equity of 15.15% and an annualized return on average assets of .80% for the nine months ended September 30, 2009. The primary reasons for the change in net income during the nine months ended September 30, 2010 are as follows:

Net interest income decreased from $5,654,000 to $5,163,000, a decline of $491,000 or (8.68%).  Average interest-earning assets declined $16,727,000 while interest-bearing liabilities decreased $16,786,000.  The interest rate on the interest-earning assets was approximately 300 basis points higher than the interest rate paid on the interest-bearing liabilities.

No provision for loan losses was during the third quarter of 2010 compared to a provision of $1,918,000 during the nine months ended September 30, 2009.

Total non-interest income was $5,277,000 during the nine months ended September 30, 2010 compared to $8,375,000 during the nine months ended September 30, 2009.  The decrease of $3,098,000 was due primarily to decreases of $2,217,000 in gains on sales of investment securities and $666,000 in other income.

Total non-interest expense was $13,244,000 during the nine months ended September 30, 2010 compared to $9,818,000 during the nine months ended September 30, 2009, an increase of $3,426,000.  The resolution of an FDIC investigation of a third-party credit card program and a third-party debit card program resulted in charges to earnings, net of receivables from the third-party debit card program, of $1,250,000 for potential restitution to cardholders, $250,000 in civil money penalty and a charitable donation of $300,000, for a total of $1,800,000. See the Other Regulator Matters section of this report for additional information.  Additionally changes occurred as the result of litigation settlement expense of $1,038,000 and increases of $1,205,000 in expenses related to foreclosed assets, $540,000 professional fees and $280,000 in salaries and employee benefits, partially offset by a decrease of $888,000 in prepayment fees on borrowings and a decrease of $502,000 in other general and administrative expense.

Subsequent to September 30, 2010 the Bank entered into and closed an agreement to sell certain of its merchant credit card processing accounts to Elavon, Inc. for $1,850,000, effective as of November 1, 2010.    The Agreement calls for the Bank to receive an initial payment of $1,000,000 at closing, with $800,000 due within thirty (30) days of the Bank attaining a Leverage Capital Ratio of 9%, a payment of $50,000 due upon the completion of the transition of the merchant accounts purchased to Elavon’s processing system, additionally, the Bank will share in the monthly net income of the accounts sold.  Since the Bank’s basis in the sold accounts is zero under U.S. generally accounting principles, the entire purchase price will be recognized as income.

The following table sets forth certain selected financial data and ratios of the Corporation for the three months and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands except share data)	2010	2009	2010	2009
Summary of Operating Results:
Total interest income	$2,998	$3,591	$9,632	$12,049
Total interest expense	1,486	1,930	4,469	6,395
Net interest income	1,512	1,661	5,163	5,654

Provision for loan losses	—	1,272	—	1,918
Net interest income after provision for loan losses	1,512	389	5,163	3,736

Total non-interest income	2,226	4,072	5,277	8,375
Total non-interest expenses	5,784	3,420	13,244	9,818

Income (loss) before tax provision (benefit)	(2,046)	1,041	(2,804)	2,293
Income tax provision (benefit)	(1,031)	297	(1,452)	470

Net income (loss)	$(1,015)	$744	$(1,352)	$1,823

Per Common Share Data:

Net income (loss) - Basic (1)	$(0.57)	0.42	$(0.76)	$1.02
Net income (loss) - Diluted (2)	(0.57)	0.42	(0.76)	1.01
Book value, end of period	8.60	9.44	8.60	9.44
Shares outstanding end of period	1,785,891	1,783,230	1,785,891	1,783,230

Balance Sheet Data:

Total loans, net of unearned income (3)	$155,529	167,287	$155,529	$167,287
Total assets	287,645	280,929	287,645	280,929
Total deposits	218,815	217,892	218,815	217,892
Stockholders’ equity	15,360	16,824	15,360	16,824

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Selected Financial Ratios:
Return on average assets (4) (4)	(1.39)%	1.03%	(0.47)%	0.80%
Return on average stockholders’ equity (4) (5)	(24.97)%	17.34%	(8.32)%	15.15%
Net interest spread	2.63%	1.73%	3.05%	3.03%
Net yield on interest earning assets (4)	2.80%	2.28%	3.22%	3.24%
Avg shareholders’ equity to average assets (4)	5.57%	5.93%	5.68%	5.29%
Risked-Based capital ratios
Tier 1	9.44%	10.47%	9.44%	10.47%
Total	12.92%	13.39%	12.92%	13.39%
Total loans to total deposits at end of period (3)	72.65%	76.78%	72.65%	76.78%
Allowance for loan and lease losses to total loans at end of period (3)	2.05%	1.75%	2.05%	1.75%
Nonperforming loans to total loans at end of period (3)	2.76%	4.42%	4.50%	5.66%
Net charge-offs to average loans (3)	0.17%	0.79%	0.17%	0.79%

(1)          Basic earnings per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year.  The weighted average number of common shares used for this computation was 1,785,891 and 1,783,230 for the three months ended September 30, 2010 and 2009, respectively.  The weighted average number of common shares used for this computation was 1,785,179 and 1,793,910 for the nine months ended September 30, 2010 and 2009, respectively.

(2)          Diluted earnings per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include director/employee stock options. The weighted average number of common shares used for this computation was 1,785,891 and 1,788,734 for the three months ended September 30, 2010 and 2009, respectively.  The weighted average number of shares used for this computation was 1,785,179 and 1,797,154 for the nine months ended September 30, 2010 and 2009, respectively.

(3)          Includes loans held for sale.

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

Net interest income for the quarter ended September 30, 2010 was $1,512,000 compared to $1,661,000 for the quarter ended September 30, 2009, which was a decrease of $149,000 primarily resulting from decreases of $203,000 in interest on loans and $407,000 in interest on investment securities, partially offset by decreases interest expense of $337,000 on savings and time deposit accounts and $102,000 on time deposits in denominations of $100,000 or more.

Net interest income for the nine months ended September 30, 2010 was $5,163,000 compared to $5,654,000 for the nine months ended September 30, of 2009, which was a decrease of $491,000 primarily resulting from decreases of $827,000 in interest on loans and $1,616,000 in interest on investment securities, partially offset by decreases interest expense of $1,025,000 on savings and time deposit accounts, $542,000 on notes payable and other borrowings and $357,000 on time deposits of $100,000 or more.

DISTRIBUTION, RATE AND YIELD ANALYSIS OF NET INTEREST INCOME:

The following tables show the consolidated average balances of earning assets, and interest-bearing liabilities; the amount of interest income and interest expense; the average yield or rate for each category of average interest-earning assets and average interest-bearing liabilities; and the net interest income and the net interest spread for the periods indicated.  Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on municipal bonds of $255,000 and $279,000 for the three months ended and $844,000 and $787,000 for the nine months September 30, 2010 and 2009, respectively.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans	$159,029	$2,347	5.90%	$172,696	$2,550	5.91%
Time deposits - in other banks	39,966	21	0.21%	12,929	4	0.12%
Investment securities - taxable	7,061	56	3.17%	26,617	417	6.27%
Investment securities - nontaxable	46,267	829	7.17%	48,099	899	7.48%
Total interest-earning assets	252,323	3,253	5.16%	260,341	3,870	5.95%

Allowance for loan and lease losses	(3,253)			(2,977)
Non-interest bearing assets:
Cash and due from banks	4,957			6,166
Bank premises and equipment	4,945			4,843
Accrued interest receivable	1,334			1,648
Other assets	31,477			19,559
Total average assets	$291,783			$289,580

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand	$15,818	$4	0.10%	$14,575	$4	0.11%
Money market savings	1,835	1	0.22%	1,292	1	0.31%
Savings deposits	7,701	10	0.52%	5,844	7	0.48%
Time deposits >$100M	71,156	430	2.42%	60,403	532	3.52%
Time deposits <$100M	93,364	515	2.21%	96,629	855	3.54%
Other Borrowings	45,098	526	4.67%	47,541	531	4.47%
Total interest-bearing liabilities	234,972	1,486	2.53%	226,284	1,930	3.41%

Non-interest bearing liabilities:
Noninterest-bearing checking	34,466			36,976
Accrued interest payable	1,568			1,376
Other liabilities	4,515			7,781
Total Liabilities	275,521			272,417
Total shareholders’ equity	16,262			17,163
Total average liabilities and Shareholders’ equity	$291,783			$289,580

Net interest income		$1,767			$1,940
Interest income as a percentage of average earning assets			5.16%			5.95%
Interest expense as a percentage of average earning assets			2.36%			2.97%
Net yield on interest earning assets			2.80%			2.98%
Net interest spread			2.63%			2.53%

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans	$160,395	$7,412	6.16%	$171,349	$8,239	6.41%
Time deposits - in other banks	26,185	41	0.21%	2,802	14	0.67%
Investment securities - taxable	11,043	300	3.62%	46,748	2,039	5.82%
Investment securities - nontaxable	50,791	2,723	7.15%	44,242	2,544	7.67%

Total interest-earning assets	248,414	10,476	5.62%	265,141	12,836	6.45%

Allowance for loan and lease losses	(3,385)			(2,653)
Non-interest bearing assets:
Cash and due from banks	4,963			15,449
Bank premises and equipment	4,967			4,898
Accrued interest receivable	1,392			1,722
Other assets	29,957			18,450
Total average assets	$286,308			$303,007

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand	$15,443	$12	0.10%	$14,821	$14	0.13%
Money market savings	1,862	3	0.21%	1,407	3	0.28%
Savings deposits	7,356	28	0.51%	5,697	21	0.49%
Time deposits >$100M	66,114	1,243	2.51%	57,207	1,600	3.73%
Time deposits <$100M	95,979	1,645	2.29%	96,908	2,677	3.68%
Other Borrowings	44,640	1,538	4.59%	72,140	2,080	3.84%
Total interest-bearing liabilities	231,394	4,469	2.57%	248,180	6,395	3.44%

Non-interest bearing liabilities:
Noninterest-bearing checking	33,749			34,188
Accrued interest payable	1,393			1,542
Other liabilities	3,510			3,058
Total Liabilities	270,046			286,968
Total shareholders’ equity	16,262			16,039
Total average liabilities and Shareholders’ equity	$286,308			$303,007

Net interest income		$6,007			$6,441
Interest income as a percentage of average earning assets			5.62%			6.45%
Interest expense as a percentage of average earning assets			2.40%			3.22%
Net yield on interest earning assets			3.22%			3.24%
Net interest spread			3.05%			3.03%

Rate and Volume Analysis:

The following tables show the increase or decrease in interest income, interest expense and net interest income, resulting from changes in rates and volumes, for the three months and nine months ended September 30, 2010 compared with the same periods in 2009.

	Increase (decrease) in the three months ended
	September 30, 2010 compared with September 30, 2009
(dollars in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$(202)	$(1)	$(203)
Time deposits - in other banks	8	9	17
Investment securities - taxable	(306)	(55)	(361)
Investment securities - nontaxable	(34)	(36)	(70)
	(534)	(83)	(617)

Increase (decrease) in interest expense:
Interest-bearing demand	—	—	—
Savings deposits	2	1	3
Time deposits >$100M	95	(197)	(102)
Time deposits <$100M	(29)	(311)	(340)
Other borrowing	(27)	22	(5)
	41	(485)	(444)
Increase (decrease) in net interest income:	$(575)	$402	$(173)

	Increase (decrease) in the nine months ended
	September 30, 2010 compared with September 30, 2009
(dollars in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$(527)	$(300)	$(827)
Time deposits - in other banks	125	(99)	26
Investment securities - taxable	(1,557)	(182)	(1,739)
Investment securities - nontaxable	376	(196)	180
	(1,583)	(777)	(2,360)

Increase (decrease) in interest expense:
Interest-bearing demand	1	(2)	(1)
Money market savings	1	(1)	—
Savings deposits	6	1	7
Time deposits >$100M	249	(606)	(357)
Time deposits <$100M	(26)	(1,007)	(1,033)
Other borrowing	(793)	251	(542)
	(562)	(1,364)	(1,926)
Increase (decrease) in net interest income:	$(1,021)	$587	$(434)

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

The Corporation employs several methodologies for estimating probable losses.  Methodologies are determined based on a number of factors, including loan type of collateral, risk rating, concentrations, and collateral value.

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

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At September 30, 2010 and 2009 the Bank’s allowance stood at 2.05 percent and 1.75 percent of total loans, respectively.

No provision was made to the ALLL during the nine months ended September 30, 2010 compared to $1,918,000 for the same period in 2009.  Loans charged off during the nine months ended September 30, 2010 totaled $278,000 compared to $1,351,000 for the same period in 2009.  Recoveries totaled $2,000 during the nine months ended September 30, 2010 and 2009.

The Bank’s non-performing (delinquent 90 days or more and on non-accrual) net loans as a percentage of total loans were 4.50 percent and 5.66 percent as of the end of September 30, 2010 and 2009, respectively.

Non-Interest Income

Total non-interest income for the three months ended September 30, 2010 was $2,226,000 compared with $4,072,000 for the same period in 2009.  The decrease of $1,846,000 was due primarily to decreases of $1,500,000 in gains on sales of investment securities, $115,000 in merchant discount fees, $83,000 in income from the sale and servicing of SBA Loans and $49,000 in services on deposit accounts.

Total non-interest income for the nine months ended September 30, 2010 was $5,277,000 compared with $8,375,000 for the same period in 2009.  The decrease of $3,098,000 was due primarily to decreases of $878,000 in merchant discount fees, $2,217,000 in gains on sales of investment securities, $156,000 in service charges on deposit accounts and $59,000 in income from sales and servicing of Small Business Administration loans, partially offset by an increase of $391,000 in credit card/stored value card program fees.

Non-Interest Expense

Salary and benefits expense for the three months and nine months ended September 30, 2010 increased $54,000 and $280,000 compared with the same periods in 2009.  The increase was due to the addition of a Credit Administration Officer, a loan processor and a senior accounting staff position.

Total occupancy and equipment expense for the three months and nine months ended September 30, 2010 was $259,000 and $777,000 resulting in a nominal change when compared to the same period in 2009.

Professional fees for the three months ended September 30, 2010 were $403,000 compared to $172,000 for the same period in 2009.  Professional fees for the nine months ended September 30, 2010 were $1,239,000 compared to $699,000 for the same period in 2009. The increases were primarily due to increases in accounting/audit expense and legal fees associated with regulatory matters discussed elsewhere herein as well as lawsuits related to various loans and loan collection expense.

Data processing expense for the three months and nine months ended September 30, 2010 was $56,000 and $192,000, respectively; representing decreases of $11,000 and $55,000 when compared the same period in 2009.

During the three and nine months ended September 30, 2010 no prepayment fees on borrowings from the FHLB fo San Francisco were paid on borrowing compared with $457,000 and $888,000, respectively for the same periods in 2009.

During the three and nine months ended September 30, 2010 litigation settlement expenses totaled $158,000 and $1,038,000, respectively.  No litigation settlement expenses were incurred during the same periods in 2009.  See Part II — Other Information Item 1 Legal Proceedings Section for addition information.

Other general and administrative expenses for the three months ended September 30, 2010 totaled $1,310,000 compared with $1,479,000 for the same period in 2009, which is an decrease of $169,000.  Significant changes occurred in the following categories: increases in ATM expense of $76,000, director fees of $26,000, business development expenses of $20,000 and Bank business credit card expense of $16,000; partially offset by decreases in FDIC insurance premiums of $122,000, merchant card processing expense of $84,000, prepaid debit card expense of $58,000, loan expense of $47,000 and credit card program expense of $19,000.

Other general and administrative expenses for the for the nine months ended  September 30, 2010 totaled $3,523,000 compared with $4,025,000 for the same period in 2009, which is a decrease of $502,000.  Significant changes occurred in the following categories: increases in ATM expense of $43,000, other operating losses of $82,000, Bank Business credit card expense of $54,000, FDIC insurance premiums of $35,000 and director fees of $28,000, partially offset by decreases of $568,000 in merchant card processing expense, $58,000 in prepaid debit card expense, $37,000 in loan expense, $36,000 in credit card program expense, $22,000 in insurance expense, $18,000 in miscellaneous expense, $18,000 in bank security expense and $15,000 in advertising expense.

OREO expenses and provision for losses on foreclosed assets for the three months and nine months ended September 30, 2010 totaled $916,000 and $1,997,000, respectively compared to $163,000 and $792,000 during the same period in 2009.  These increases are due to the continued decline in real estate values as a result of local and national economic conditions.

FDIC settlement expense included funding a restitution reserve for $1,250,000, civil money penalty of $250,000, net of a receivable from the third-party debit card program, and $300,000 charitable donation.  These non-recurring expenses affected both the three months and nine months ended September 30, 2010.

Provision for Income Taxes

The income tax provision (benefit) was ($1,031,000) for the three months ended September 30, 2010 compared to $297,000 for the same period in 2009, representing (50.39%) and 28.53% of pre-tax income for those periods.  The decrease in the effective tax rate for 2010 is a direct result of the Bank’s investing in tax-exempt securities and decreasing income.

The income tax provision (benefit) was ($1,452,000) for the nine months ended September 30, 2010 compared to $470,000 for the same period in 2009, representing (51.78%) and 20.50% of pre-tax income for those periods.  The decrease in the effective tax rate for 2010 is a direct result of the Bank’s investing in tax-exempt securities and decreasing income.

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

LOANS

Average loans represented 64.57% of average earning assets and 56.02% of average total assets for the nine months ended September 30, 2010 compared with 64.63% and 56.55%, respectively during 2009. For the nine months ended September 30, 2010, average loans decreased 6.39% to $160,395,000 from $171,349,000 for the same period in 2009.  Average real estate loans increased $148,000 (0.12%), average commercial loans increased $482,000 (1.37%); while average construction loans decreased $11,056,000 (82.5%) and average installment loans decreased $528,000 (31.13%).

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

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status and foreclosed assets (referred to collectively as “non-performing assets”):

	As of		As of
	September 30,		December 31,
	2010	2009	2009
	(Dollars in thousands)
Accruing, past due 90 days or more:

Real Estate	$2,777 (1)	$2,112	$—
Commercial	—	—	—
Installment	—	—	—
Other	—	—	—

Total accruing	2,777	2,112	—

Nonaccrual Loans:
Real Estate	2,322	5,961	5,137
Commercial	2,058	1,582	2,943
Installment	—	—	—
Other	—	—	—
Total nonaccrual	4,380	7,543	8,080

Total nonperforming loans	4,380	7,543	8,080
Other Real Estate Owned	27,575	13,923	14,333
Total nonperforming assets	$31,955	$21,466	$22,413

Total loans end of period	$158,961	$170,505	$166,959

Ratio of nonperforming loans to total loans at end of period	2.76%	4.42%	4.84%
Ratio nonperforming assets to total loans and OREO at end of period	17.13%	11.63%	12.36%

(1)           Two loans which are well secured and in process of collection.

Summary of Loan Loss Experience

	Nine Months		Year ended
	Ended September 30,		December 31,
	2010	2009	2009
	(Dollars in thousands)
Average loans outstanding	$160,395	$171,349	$169,853

Total loans outstanding at end of the period	$158,961	$170,505	$166,959

Allowance, beginning of period	3,529	2,413	2,413

Loans charged off during period:
Commercial	(250)	(13)	(358)
Installment	—	(30)	(37)
Real Estate	(28)	(1,308)	(1,908)
Other	—	—	(26)
Total charge offs	(278)	(1,351)	(2,329)

Recoveries during period:
Commercial	2	2	2
Installment	—	—	—
Real Estate	—	—	75
Other	—	—	—
Total recoveries	2	2	77

Net loans charged off during the period	(276)	(1,349)	(2,252)

Additions to allowance for possible loan losses	—	1,918	3,368
Allowance, end of period	$3,253	$2,982	$3,529

Ratio of net loans charged off to average loans outstanding during the period	0.17%	0.79%	1.33%

Ratio of allowance to total loans at end of period	2.05%	1.75%	2.12%

Ratio of nonperforming loans to allowance for loan losses at end of period	134.63%	252.95%	228.96%

The following table provides a breakdown of the allowance for loan losses by categories as of the dates indicated:

	As of September 30,				As of
	2010		2009		December 31, 2009
	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(Dollars in thousands)
Balance at End of Period Applicable to:

Construction	$25	0.8%	$112	6.6%	$338	5.2%
Commercial	810	23.7%	645	21.4%	995	20.1%
Installment	4	0.3%	218	0.4%	9	1.7%
Real Estate	2,289	75.2%	1,996	71.6%	2 174	73.0%
Unallocated	125	—	11	—	13	—
Total allowance for loan and lease losses	$3,253	100.0%	$2,982	100.0%	$3,529	100.0%

Total loans end of period	$158,961		$170,505		$166,959

Non-performing Assets

The following table presents information with respect to nonperforming assets, as of the dates indicated. The non-accrual loans are net of the guaranteed portion of SBA loans and the OREO was acquired through deed-in-lieu or foreclosure.  The OREO was recorded at fair value less selling costs on the date of acquisition.

	As of		As of
	September 30,		December 31,
	2010	2009	2009
	(Dollars in thousands)
Nonperforming loans	$4,380	$9,655	$8,080
Other real estate owned, net (1)	27,575	13,923	14,333
Total nonperforming assets	$31,955	$23,578	$22,413

Nonperforming loans to total gross loans	2.76%	4.42%	4.84%
Nonperforming assets to total loans and OREO at end of period	17.13%	11.63%	12.36%

(1) net of reserve for foreclosed assets losses of $2,060,000 as of September 30, 2010, $522,000 as of September 30, 2009 and $1,010,000 as of December 31, 2009.

Deposits

Average interest bearing and non-interest-bearing deposits for the nine months ended September 30, 2010 were $220,503,000 an increase of 4.89% compared with the same period in 2009.  Average certificates of deposit represented 73.51% of average deposits for the nine months ended September 30, 2010 compared with 73.31% for the same period in 2009.  Average interest bearing checking, money market and savings accounts as a group were 11.18% of average deposits for the nine months ended September 30, 2010 compared with 10.43% for the same period in 2009.  Average non-interest bearing deposits represented 15.31% of average deposits for the nine months ended September 30, 2010 compared with 16.26% for the same period in 2009.

The following table sets forth the scheduled maturities of the Corporation’s time deposits in denominations of $100,000 or greater at September 30, 2010:

Maturities of Time Deposits of

$100,000 or More

(Dollars in Thousands)

Three months or less	$19,301
Three months through six months	8,305
Nine months through twelve months	18,084
Over twelve months	25,026
Total	$70,716

Borrowings

The Corporation has a line of credit with Marshall & Ilsley Bank in the amount of $3,000,000, at a floating interest rate based on the one-month LIBOR Rate plus 3.75% with a floor rate of 6.50% and a maturity date of October 30, 2010.  At September 30, 2010, $2,850,000 was outstanding on the line of credit.  Marshall & Ilsley Bank has proposed a one year renewal term, a principal reduction of $150,000 and funding of an interest reserve account in the amount of $200,000.  .Based on indications from Marshall & Ilsley Bank, management believes the line of credit will be renewed by the end of November.

The Bank has lines of credit from the Federal Reserve Bank of San Francisco (FRB) and the Federal Home Loan Bank of San Francisco (FHLB) with remaining available borrowing capacity on September 30, 2010 of $9,152,000 and $98,000, respectively.  The FRB discount window line is secured by a portion of the Bank’s investment securities at September 30, 2010.  At September 30, 2010, the total book value of securities pledged to the FRB was $10,681,000 with no outstanding loan balance.  The FHLB line of credit has a maximum borrowing capacity of 20% of the Bank’s total assets, adjusted quarterly.  The FHLB line of credit is secured by a blanket lien on the Bank’s loan and securities at September 30, 2010.  The total principal balance at September 30, 2010 of pledged loans and securities at the FHLB was $158,961,000 and $2,726,000, respectively.

The following table provides information on eleven FHLB advances outstanding at September 30, 2010.

		Funding	Maturity
Amount	Rate	Date	Date
$5,000,000	4.96%	11/14/05	11/15/10
1,750,000	4.74%	1/26/06	1/26/11
2,250,000	4.75%	1/26/06	1/26/11
3,500,000	5.51%	7/17/06	7/18/11
1,500,000	5.52%	7/17/06	7/18/11
1,000,000	5.22%	8/25/06	8/25/11
5,000,000	5.21%	7/30/07	7/30/12
3,000,000	4.85%	10/1/07	10/1/12
5,000,000	1.75%	3/15/10	3/15/13
5,000,000	5.01%	9/18/07	9/18/14
1,000,000	7.72%	6/1/00	6/3/30
$34,000,000

The Bank has two letters of credit issued by the FHLB. One letter of credit in the amount of $330,000, expiring April 17, 2011, is used to secure local agency deposits.  The beneficiary of the letter of credit is the Administrator of Local Agency Security, Department of Financial Institutions.  The other letter of credit in the amount of $1,300,000, expiring February 17, 2019 has MasterCard International Inc. as the beneficiary and is used to secure settlement of credit card transactions.

Capital Resources

The Corporation maintains capital to comply with regulatory requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends.  At September 30, 2010, shareholders’ equity was $15,360,000 versus $16,150,000 at December 31, 2009.  The Corporation paid no cash dividends to shareholders for the nine months ended September 30, 2010 and for the year ended December 31, 2009.  The Bank paid no cash dividends to the Corporation for the nine months ended September 30, 2010 and $500,000 in dividends for the year ended December 31, 2009.

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

In general, the risk-based capital guidelines provide detailed definitions of which obligations will be treated as capital, and assign different weights to various assets and off-balance sheet items, depending upon the perceived degree of credit risk associated with each asset.  Each asset is assigned to one of four risk-weighted categories.  For example, 0 percent for cash and unconditionally guaranteed government securities; 20 percent for deposits with other banks and fed funds; 50 percent for state bonds and certain residential real estate loans; and 100 percent for commercial loans and other assets.  Capital is categorized as either Tier 1 capital, consisting of common stock and retained earnings (or deficit), or Tier 2 capital, which includes limited-life preferred stock and allowance for loan losses (subject to certain limitations).  The guidelines also define and set minimum capital requirements to maintain Tier 1 capital of at least 5.0% and total capital of 8.0% of risk-adjusted assets. The Bank had a Tier 1 capital to total risk-adjusted assets capital ratio of 12.55% and 13.39% at September 30, 2010 and 2009, respectively.  The Bank’s Tier 1 capital exceeds the minimum regulatory requirement by $16,780,000.  The Bank had a Total Risk-Based capital to risk-adjusted assets ratio of 13.91% and 14.64% at September 30, 2010 and 2009, respectively.  The Bank’s Total Risk-Based capital exceeds the minimum regulatory requirement by $11,595,000.

The Tier 1 leverage capital ratio guidelines require a minimum leverage capital ratio of 5.0% of Tier 1 capital to total assets less goodwill.  The Bank had a leverage capital ratio of 8.48% and 9.04% at September 30, 2010 and 2009, respectively.  The Bank’s Tier 1 leverage capital exceeds the minimum regulatory requirement by $13,008,000 under the Prompt Corrective Action framework.  However , under the recently issued Consent Order (see Other Regulatory Matters section), the Bank must achieve a 9% leverage capital ratio by December 29, 2010.

Under regulatory guidelines, the $8 million in Trust Preferred Securities outstanding qualify as Tier 1 capital up to 25% of Tier 1 capital.  Any additional Trust Preferred Securities will qualify as Tier 2 capital.

The Corporation’s Board of Directors approved a stock repurchase program pursuant to which the Corporation, from time to time and at management’s discretion, may repurchase up to $500,000 of the Corporation’s outstanding shares.  The Corporation did not repurchase any shares of stock during the nine months ended September 30, 2010.  The Corporation repurchased 20,678 shares of common stock at an average cost of $4.20 per share in open market transactions during 2009.  The Corporation repurchased 46,010 shares of common stock at an average cost of $7.51 per share in open market transactions during 2008.

In October 2008, the Board and the holders of more than a majority of our issued and outstanding common stock approved by written consent, an amendment to the Corporation’s articles of incorporation (the “Amendment”).  The Amendment authorizes the Corporation to issue up to 10,000,000 shares of preferred stock, which may be issued from time to time in one or more series as determined by the Board.  The Board is authorized to designate all rights, preferences, privileges and restrictions attendant to each series as well as the number of shares authorized for issuance in each series of the preferred stock, which matters shall be expressed in resolutions adopted by the Board and filed with the Secretary of State of the state of California.  Additionally, the Amendment authorizes the Corporation to issue an additional 7,500,000 shares of common stock for a total of 10,000,000 shares of common stock authorized for issuance after the Amendment.  The Amendment became effective January 23, 2009. There were no shares issued as of September 30, 2010.

Other Regulatory Matters

The Corporation’s wholly-owned subsidiary bank, Monterey County Bank (the “Bank”) has entered into a Consent Order (the “Order”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the California Department of Financial Institutions (the “CDFI”).   The Order became effective on September 1, 2010.

The Order requires the Bank to take corrective actions to address certain violations of law and/or regulation.  These corrective actions require the Bank to:

1.                     have and retain qualified management having such qualifications and experience commensurate with his or her duties and responsibilities at the Bank and notify the FDIC and the CDFI prior to adding any individual to the Bank’s Board of Directors or employing any individual as a senior executive officer of the Bank;

2.                     develop and adopt a capital plan that complies with the FDIC’s Statement of Policy on Risk-Based Capital contained in Appendix A to Part 325 of the FDIC’s rules and regulations in order to maintain Tier 1 capital in such an amount to ensure that the Bank’s  leverage ratio equals or exceeds 9% and the Bank’s total risk-based capital ratio equals or exceeds 12%;

3.                     not pay cash dividends or make any other payments to the Bank’s shareholders absent the prior written consent of the FDIC and the CDFI;

4.                     eliminate, either by charge-off or collection, assets classified as “Loss” in the examination report of the FDIC and the CDFI relating to their examination of the Bank on February 16, 2010 (the “ROE”);

5.                     formulate a written plan to reduce the Bank’s risk exposure in adversely classified “Substandard” or “Doubtful” assets listed in the ROE;

6.                     not extend any additional credit to or for the benefit of any borrower who has a loan or other extension of credit that either: (a) has been charged off or classified (in whole or in part) as “Loss” and is uncollected, or (b) absent the prior approval of the Bank’s board or loan committee,  has been classified (in whole or in part) as “Doubtful” or “Substandard;”

7.                     review the appropriateness of the Bank’s allowance for loan and lease losses (“ALLL”) and establish a comprehensive policy for determining the appropriate level of the ALLL, including documenting the analysis according to the standards set forth in the  applicable policy guidelines of the FDIC;

8.                     develop or revise, adopt, and implement a written lending and collection policy to provide effective guidance and control over the Bank’s lending functions in accordance with the requirements of the Order;

9.                     develop or revise, adopt, and implement a written liquidity and funds management policy that adequately addresses liquidity needs and contingency funding, appropriately reduces the Bank’s reliance on non-core funding sources and complies with FDIC’s Guidance on Liquidity Risk Management, dated August 26, 2008;

10.                     comply with the FDIC’s rules and regulations relating to brokered deposits and formulate and submit for approval, a written plan to eliminate the Bank’s reliance on brokered deposits;

11.                     develop or revise, adopt, and implement a written plan addressing retention of profits, reducing overhead expenses, and setting forth a comprehensive budget to cover the three-year period from January 1, 2011 to December 31, 2013, which shall include formal goals, strategies and benchmarks which are consistent with sound banking practices to improve the Bank’s net interest margin, increase interest income, reduce discretionary expenses, and improve and sustain earnings;

12.                     develop and submit for regulatory review and approval, a written three-year strategic plan, including a written profit plan, which includes, among other things, specific goals for the dollar volume of total loans, total investment securities and total deposits as of December 31, 2011 through December 31, 2013;

13.                     refrain from engaging in any expansionary activities, including opening any branches absent prior regulatory approval;

14.                     inform the FDIC and the CDFI prior to making any planned public announcement or notification regarding changes to the Bank’s financial condition, executive management or board of directors;

15.                     furnish written progress reports to the FDIC and the CDFI detailing the form and manner of any actions taken to secure compliance with the Order; and provide a description of the Order to the Bank’s shareholders in conjunction with the Bank’s next shareholder communication and also in conjunction with the Bank’s notice or proxy statement preceding the next shareholder meeting.

The Corporation’s wholly-owned subsidiary bank, Monterey County Bank, has stipulated to the issuance of a Consent Order, Order for Restitution and Order to Pay Civil Money Penalties (collectively, the “Order”) by the Federal Deposit Insurance Corporation (the “FDIC”).  The Order became effective on September 29, 2010.

Without admitting or denying any of the alleged charges of unsafe or unsound banking practices and any violations of law, the Bank has agreed to take the following corrective actions to address certain alleged violations of law and/or regulation, as more fully discussed in the Order:

1.                     provide full accurate disclosure and refrain from making misleading statements to consumers regarding the Bank’s balance transfer credit card programs, the interest rates and fees associated with these programs, the Bank’s debt collection practices, and the Bank’s stored value card programs;

2.                     develop and maintain effective monitoring, training and audit procedures to review each aspect of the Bank’s agreement with third parties in order to ensure that third party vendors comply with consumer protection laws, regulatory guidance, regulations, and policies (“consumer laws”);

3.                     develop and maintain an adequate compliance management system that implements a written compliance program to ensure the Bank’s compliance with consumer laws;

4.                     retain a qualified compliance officer with the requisite knowledge and experience to administer an effective compliance management system, including experience with third-party debit and credit card agreements;

5.                     have an independent audit to ensure compliance with consumer laws;

6.                     correct, to the extent possible, all violations of consumer laws and refrain from making, either directly or indirectly, any false, deceptive or misleading representations with respect to any extension of credit or other Bank product; and

7.                     contribute $300,000 to an established local or national non-profit organization for the specific purpose of consumer financial education and counseling.

In addition, the Order requires the Bank’s Board of Directors to participate fully in the oversight of the Bank’s compliance management system and to assume full responsibility for the approval of sound compliance policies and objectives. The Order requires the Board to establish a compliance committee comprised of at least three directors who are not Bank officers that will meet at least monthly to review among other things, compliance with consumer laws and compliance with the Order.

The Order further requires that the Bank make restitution payments to certain consumers who had or currently have a credit card and/or a prepaid debit card issued by the Bank through agreements with certain third party vendors.  In this regard, the Bank must prepare a restitution plan for regulatory approval with respect to making restitution payments to such consumers not to exceed $2.5 million in the aggregate and reserve or deposit into a segregated account for the payment of restitution an amount not less than $1.5 million. The Bank is also required to retain an independent accounting firm to determine compliance with the restitution plan.

As a result of the alleged violations of laws and/or regulation, the FDIC has assessed a civil money penalty in the amount of $500,000 against the Bank.

The Order also requires that the Bank furnish written progress reports to the FDIC detailing the form and manner of any actions taken to secure compliance with the Order and provide a description of the Order to the Bank’s shareholders in conjunction with the Bank’s next shareholder communication and also in conjunction with the Bank’s notice or proxy statement preceding the next shareholder meeting.

The Corporation has entered into a written agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco, effective as of October 29, 2010, pursuant to which the Company has agreed to take the following actions:

1.                     take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to Monterey County Bank, the Company’s wholly-owned bank subsidiary (the “Bank”), including taking steps to ensure the Bank’s compliance with the Consent Order, dated September 1, 2010, between the Bank and the Federal Deposit Insurance Corporation (the “FDIC”) and any other supervisory action taken by the Bank’s federal and state regulators;

2.                     refrain from declaring or paying dividends, taking dividends or any form of payment from the Bank representing a reduction in the Bank’s capital, or making any distributions of interest, principal or other sums on the Company’s subordinated debentures or trusted preferred securities absent prior regulatory approval;

3.                     refrain from incurring, increasing or guaranteeing any debt or repurchasing or redeeming any shares of its stock absent prior regulatory approval;

4.                     develop and submit for regulatory approval a cash flow projection of the Company’s planned sources and uses of cash for debt service, operating expenses and other purposes;

5.                     comply with appropriate regulatory notice and approval requirements when appointing any new directors or senior executive officers or changing the responsibilities of any senior executive officer and comply with the limitations on indemnification and severance payments set forth in Section 18(k) of the Federal Deposit Insurance Act (12 USC 1828(i)) and Part 359 of the FDIC’s implementing regulations; and

6.                     furnish written progress reports to the Federal Reserve Bank of San Francisco detailing the form and manner of any actions taken to secure compliance with the Agreement.

The Board of Directors and management are diligently working to ensure compliance with the requirements of these regulatory actions.

Liquidity

Liquidity represents the ability to provide sufficient cash flows or cash resources in a manner that enables an entity to meet its obligations in a timely fashion and adequately provide for anticipated future cash needs.

For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings.  In addition, the Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $58,589,000, based on 20 percent of the Bank’s total assets as reported in the most recent quarterly Consolidated Reports of Condition and Income for a bank with Domestic Offices Only.  The line of credit is subject to pledging of acceptable collateral. At September 30, 2010, $98,000 in excess collateral was pledged.  The Bank has a borrowing line with the Federal Reserve Bank of San Francisco secured a portion of the Bank’s securities, with available overnight borrowing of $9,152,000 at September 30, 2010.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets (“total liquidity”). Additionally the Bank maintains secondary sources of liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s total liquidity at September 30, 2010 and 2009 was 29.49% and 35.26%, respectively, while its average loan to average deposit ratio for such years was 72.74% and 81.51%, respectively.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors.  Additionally, deposits on which a financial institution pays an interest rate significantly higher than prevailing rates are considered to be brokered deposits.  Federal law and regulation restricts banks from soliciting or accepting brokered deposits, unless the bank is well capitalized under Federal guidelines.  The Bank has received notice from the FDIC that its capital classification has been designated as adequately capitalized; therefore the Bank is prohibited from accepting new or renewing any brokered deposits. The Bank had $48,623,000 in brokered deposits at September 30, 2010 compared with $6,300,000 in brokered deposits at September 30, 2009.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  The following table shows the affect on net interest income of various rate shocks, expressed in basis points, at September 30, 2010.  The table includes one projection for a decrease in rates, as the Federal Funds target rate is currently between 0% and 0.25%.

Rate Shock Increase(Decrease) in Basis Points	Percent Increase(Decrease) in Net Interest Income
(25)	(1.8)%
100	8.1%
200	16.6%
300	25.2%
400	33.9%

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

(b) Changes in Internal Controls:  In the quarter ended September 30, 2010, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factor that could significantly affect these controls.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

The Bank, its Chief Executive Officer and Chief Credit Officer were named as defendants in a lawsuit filed July 27, 2009 in the Monterey County Superior Court by Bank of the Orient.  The lawsuit involved claims related to loan participations purchased from the Bank and sought rescission of the participation agreements or damages and attorneys’ fees and costs.  While the action was originally filed in the Superior Court under the terms of the participation agreements the matter was submitted to arbitration through the American Arbitration Association.

The parties reached a settlement of the claims raised in the litigation which has been consummated.    The settlement resulted in a one-time after tax charge to the Bank’s earnings of $390,000 in the second quarter of 2010.

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

The Bank, Chief Executive Officer and Chief Credit Officer were named as defendants in a lawsuit filed April 29, 2009 in the Monterey County Superior Court, by First Foundation Bank.  The lawsuit involves claims related to two loan participations purchased by First Foundation Bank from Monterey County Bank.  The lawsuit seeks to rescind the participation agreements, payment of all principal and interest, damages, attorneys’ fees and costs.  While the action was originally filed in the Superior Court, under the terms of the participation agreements, the matter has been submitted to arbitration through the American Arbitration Association.

The Bank was named as defendant in two separate actions filed June 17, 2008 and June 26, 2008 to foreclose mechanic’s liens on site improvements performed in the amounts of $1.5 million and $6.0 million, respectively. The actions assert that the mechanic’s liens have priority over the Bank’s Deeds of Trust against various lots in the subdivision that were benefited by the site improvements. The Bank is being defended by its title insurer and in legal counsel’s opinion the Bank does not have any exposure in these matters because the priority of its trust deeds is insured by policies of title insurance.

The Bank and its Chief Lending Officer were named as defendants in a lawsuit filed by Travis Construction Company in the Superior Court of Monterey County to foreclose a mechanic’s lien in connection with a single family residence financed by the Bank.  Under the terms of a settlement reached in the lawsuit the title company will pay $137,000 and the Bank will pay the contractor $113,000 in exchange for a release of the mechanic’s lien and dismissal of the suit.

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

None

Item 5.  Other Information

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

NORTHERN CALIFORNIA BANCORP, INC.

Date: November 12, 2010	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chairman of the Board &
Chief Executive Officer

Date: November 12, 2010	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and
Principal Accounting Officer