Form 10-K/A
period 2009-12-31
NORTHERN CALIFORNIA BANCORP INC
filed 2011-01-03
CIK 1006820

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

Aggregate market value of Common Stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter — June 30, 2009 was $2,662,000.

Shares of stock outstanding as of December 28, 2010: 1,785,891.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Northern California Bancorp amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (filed on March 31, 2010), as set forth in this Form 10-K/A (Amendment No. 1), to include the information required in Items 10, 11, 12, 13 and 14 of Part III. This amendment also includes an updated exhibit table under Item 15 of Part IV to reflect the certifications attached hereto as Exhibits 31.1, 31.2, 32.1 and 32.2. Items in the Annual Report on Form 10-K not referenced below are not amended, and this Amendment No. 1 does not reflect events occurring after the original filing of the Annual Report on Form 10-K, and does not modify or update those disclosures as presented in the Form 10-K except to the extent set forth herein.

NORHTERN CALIFORNIA BANCORP, INC.

FORM 10-K

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The Corporation’s Board of Directors does not have a standing nominating committee. The Board of Directors does not feel there is a need for a separate nominating committee, as over the years it has been successful in evaluating and identifying new candidates for the Board of Directors.  The full Board assumes the responsibility for identifying candidates for membership on the Board and makes determinations as to the qualifications of candidates based on their character, judgment, and business experience, as well as their ability to add to the Board’s existing strengths. The Board considers: (i) the business experience of the candidate; (ii) his or her reputation and influence in the community and standards of moral and ethical responsibility; (iii) availability and willingness to devote time to fully participate in the work of the Board and its committees; and (iv) commitment to the Corporation as evidenced by personal investment.

In considering a candidate, due diligence has included a confidential background check, review of financial statements and business history, in-depth interviews with the candidate, and contacts with references and knowledgeable people in the local business and financial community. The criteria have also included reasonable level of education and business experience consistent with the duties and responsibilities of a financial institution director, some familiarity with banking, and a willingness to participate in training and educational opportunities for bank directors.

Further, in evaluating candidates, the Board considers a variety of qualifications, attributes, experiences and skills, and recognizes that a diversity of knowledge, viewpoints and experience can enhance the effectiveness of the Board. Accordingly, as part of its evaluation of candidates, the Corporation’s Board of Directors takes into account how that candidate’s background, experience, qualifications, attributes and skills may enhance the quality of the Board’s deliberations and decisions. The Board believes that, as a group, the Director bring a diverse range of perspectives to the Board’s deliberations and that each Director has knowledge, experience and skills that enable significant contributions to the Board’s discussions and decisions.

The biography of each of the directors as of December 31, 2009 below contains information regarding the person’s service to the Corporation and business experience during the last five years, and the knowledge, experience and skills that the Board has deemed important in assessing an individual director’s qualifications to serve on the Board.   In addition, the name, age, title and five-year business background of the Corporation’s executive officers and significant employees of the Corporation (including the Bank) as of December 31, 2009 are also included in the following table:

Name & Position With the Corporation and/or the Bank	Age	Principal Occupation During Past Five Years

Mark A. Briant Director since 2006	62	Owner, Fashion Streaks Screen-printing, Embroidery, Signs and Banners, Sand City, CA; Owner, Sandy Creek Olive Ranch, Carmel Valley, CA

Charles T. Chrietzberg, Jr. Director since 1985, Chairman of the Board, President & Chief Executive Officer	68	Chairman of the Board & Chief Executive Officer, Monterey County Bank since 3/87

Sandra G. Chrietzberg Director, 1988 to 1994 and since 1995	66	Retired; formerly President and CEO of Queen of Chardonnay, Inc., dba La Reina Winery, 1984-1993

Stephanie G. Chrietzberg Director since 2007	42

Senior Vice President, Administration, Monterey County Bank since July 2009; Vice President, Business Development Officer, Monterey County Bank, 2006-2009; Accounting Manager/Assistant Controller, Portola Plaza Hotel, 1994 - 2006.

Peter J. Coniglio, Esq. Director since 1976	80	Partner - Hudson, Martin, Ferrante & Street, Monterey, CA (attorneys)

Carla S. Hudson, CPA Director since 1994	56	Partner — Bianchi, Kasavan and Pope, LLP, Monterey, CA (accountants)

John M. Lotz Director since 1991	68	Chairman, Chief Executive Officer & President, Del Monte Aviation, Inc., dba Monterey Bay Aviation

Timothy M. Leveque Executive Vice President and Chief Lending Officer of the Bank	66	Executive Vice President and Chief Lending Officer, Monterey County Bank since 2003

Bruce N. Warner Executive Vice President, Chief Financial Officer and Chief Operating Officer	62	Executive Vice President, Chief Financial Officer & Chief Operating Officer, Monterey County Bank since 2002

Patricia D. Weber Senior Vice President and Senior Operations Manager of the Bank	49	Senior Vice President & Senior Operations Manager, Monterey County Bank since 2004; Vice President, Operations Manager, Monterey County Bank, 1997 — 2004

Directors of the Corporation serve one-year terms and serve in similar capacities with the Bank.  The Chairman of the Board, President & Chief Executive Officer and the Executive Vice President, Chief Financial Officer & Chief Operating Officer of the Corporation serve in similar capacities with the Bank, although the limited operations of the Corporation do not require significant amounts of their time.  There are no family relationships among the persons listed above, except that Mr. Charles T. and Mrs. Sandra G. Chrietzberg are spouses and Ms. Stephanie G. Chrietzberg is their daughter.  None of the directors or executive officers of the Corporation were selected pursuant to any arrangement or understanding other than with the directors and executive officers of the Corporation acting in their capacities as such.

None of the directors serve as a director of any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such act or any company registered as an investment company under the Investment Company Act of 1940.

None of the directors or executive officers of the Corporation or the Bank have been involved in any legal proceedings during the past ten years that are material to an evaluation of the ability or integrity of any such director or executive officer.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of the relevant forms furnished to the Corporation, the Corporation believes that all officers, directors and principal shareholders timely and accurately filed appropriate forms as required by Section 16(a) of the Exchange Act, and related regulations, during 2009 or with respect thereto.

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

SHAREHOLDER COMMUNICATIONS

There have been no material changes to the procedures by which stockholders may recommend nominees to the Corporation’s board of directors since May 5, 2008.

AUDIT COMMITTEE FINANCIAL EXPERT

The Corporation has an Audit Committee comprised of Directors Briant, Coniglio, Hudson and Lotz.  The Board of Directors has determined that it does not have an “audit committee financial expert” serving on the Audit Committee, as this term is defined in Section 407 of the Sarbanes-Oxley Act of 2002. However, Ms. Hudson, who chairs the Audit Committee, is a certified public accountant and partner at the accounting firm of Bianchi, Kasavan and Pope, LLP.  The Board believes that her accounting experience provides here with a level of expertise to competently oversee the financial reporting and disclosure obligations of the Corporation and, therefore, does not believe that the appointment of an audit committee financial expert to the Audit Committee is necessary at this time.

ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth certain information regarding the compensation paid to the Chief Executive Officer, the Corporation’s two most highly compensated executive officers other than the Chief Executive Officer with compensation during 2009 equal to or in excess of $100,000, and up to two additional individuals whose total compensation during 2009 exceeded $100,000 and who would have been included as one of the most highly compensated executive officers but for the fact that such individual did not serve as an executive officer of the Corporation as of December 31, 2009 (collectively referred to as the “Named Executive Officers”):

Summary Compensation Table

Name & Principal Position	Year	Salary ($)		Bonus ($)	All Other Compensation ($)		Total ($)

Charles T. Chrietzberg, Jr.	2009	378,000	(1)	0	18,000	(2)	396,000
Chairman, President & CEO	2008	330,000	(1)	0	149,000	(2)	479,000
	2007	331,000	(1)	300,000	27,000	(2)	658,000

Timothy M. Leveque	2009	195,000		0	17,000	(3)	212,000
Executive Vice President,	2008	186,000		0	30,000	(3)	216,000
Chief Lending Officer	2007	182,000		65,000	25,000	(3)	272,000

Bruce N. Warner	2009	168,000		0	—	(4)	168,000
Executive Vice President,	2008	166,000		0	23,000	(4)	189,000
Chief Financial Officer	2007	164,000		65,000	17,000	(4)	246,000
Chief Operating Officer

(1)          2009 includes $16,000 as director compensation as the Chairman of the Board, including a retainer of $6,000, and $10,000 in fees for attendance at Board meetings.

2008 includes $19,000 as director compensation as the Chairman of the Board, including a retainer of $11,000, and $8,000 in fees for attendance at Board meetings.

2007 includes $20,000 as director compensation as the Chairman of the Board, including a retainer of $11,000, and $9,000 in fees for attendance at Board meetings.

(2)      2009 includes health insurance premiums of $11,000, personal use of a Bank-owned automobile of $5,000 and life/disability insurance premiums of $2,000.

2008 includes $110,000 accrued for post-retirement benefits, $18,000 in matching 401K plan contributions, health insurance premiums of $10,000, personal use of a Bank-owned automobile of $8,000 and life/disability insurance premiums of $3,000.

2007 includes $13,000 in matching 401K plan contributions, health insurance premiums of $7,000, personal use of a Bank-owned automobile of $4,000 and life/disability insurance premiums of $3,000.

(3)      2009 includes health insurance premiums of $9,000, automobile allowance of $6,000 and life/disability insurance premiums of $2,000.

2008 includes $12,000 in matching 401K plan contributions, health insurance premiums of $9,000, automobile allowance of $6,000 and life/disability insurance premiums of $3,000.

2007 includes $12,000 in matching 401K plan contributions, health insurance premiums of $4,000, automobile allowance of $6,000 and life/disability insurance premiums of $3,000.

(4)      All other compensation during 2009 was less than $10,000 and, therefore, is not included in this table.

2008 includes $13,000 in matching 401K plan contributions, health insurance premiums of $7,000 and $3,000 in life/disability insurance premiums.

2007 includes $13,000 in matching 401K plan contributions, health insurance premiums of $1,000 and $3,000 in life/disability insurance premiums.

The Bank furnishes to its employees, on a non-discriminatory basis, insurance and other benefits.  The value of these benefits for the Named Executive Officers is included in the foregoing table if the aggregate value of the benefits exceeded $10,000.

The Bank entered into a three year employment contract with Mr. Chrietzberg effective January 1, 2008.  It provides for a base salary of $300,000 per year, a Bank-furnished automobile or automobile allowance, and a bonus based on profits.  Under the terms of this agreement, Mr. Chrietzberg’s base salary may be increased in the discretion of the Board of Directors.  On October 29, 2009 the Compensation Committee increased Mr. Chrietzberg’s base salary from $300,000 to $420,000 per year effective November 1, 2009.  In addition, Mr. Chrietzberg is entitled to an annual incentive bonus equal to the lesser of $300,000 or the sum of (a) $10,000 for each 0.1 percent that the Bank’s profits exceed a 1 percent return on average assets and (b) $10,000 for each 1 percent that the Bank’s return on equity exceeds 10 percent.  On July 14, 2010, the Compensation Committee voted to eliminate this bonus feature of Mr. Chrietzberg’s employment agreement.   Under the terms of the contract, if Mr. Chrietzberg is terminated other than for cause (as defined in the contract) or if Mr. Chrietzberg is terminated within one year following the announcement or consummation of a change in control transaction, he will be entitled to severance compensation equal to his then monthly salary payable for the greater of: (a) two years from the date of termination; or (b), the remainder of the term of his employment agreement.

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

The Bank’s obligations under the Salary Continuation Agreement are not secured by any segregated amounts, but are informally funded by the purchase of single-premium life insurance policies. The Corporation adopted EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements, effective as of January 1, 2008 as a change in accounting principle through a $362,000 cumulative-effect adjustment to retained earnings. No expense was incurred in 2009 to recognize the liability for future benefits, while the expense incurred for the year ended December 31, 2008 was $110,000.  The Corporation did not incur any salary continuation expense in 2007. Net earnings on the life insurance policies totaled $124,000 for each of the years ended December 31, 2009, 2008 and 2007.  Based upon the current projected earnings of the insurance used to informally fund the Bank’s obligations under the Agreement, and the anticipated salary continuation expense to be booked, net of tax benefits, the Bank anticipates (based upon current tax laws and assumptions regarding the yield on alternative investment(s)) that the cost of the benefits to be provided under the agreement will not have a material adverse impact on the Bank’s net income after taxes in the future, although no assurance can be given in this regard.

EQUITY COMPENSATION

The Corporation did not grant any stock options under the Corporation’s 1998 Amended Stock Option Plan or the Northern California Bancorp 2007 Stock Option Plan during the years ended December 31, 2009 and 2008.

No shares of Common Stock represented by outstanding stock options and stock awards were held by Executive Officers as of December 31, 2009 under the Corporation’s 1998 Amended Stock Option Plan. No further stock options may be granted under the 1998 Amended Stock Option Plan, which was originally adopted on April 16, 1998 and expired ten years thereafter, except that all stock options then outstanding under the 1998 Amended Stock Option remain in effect for the balance of their terms.

There are no stock options outstanding under the Northern California Bancorp 2007 Stock Option Plan and there are no stock awards outstanding under either plan.

DIRECTORS’ COMPENSATION

The following table sets forth certain information regarding the compensation paid to each director during 2009, except Mr. Chrietzberg, whose compensation is detailed in the preceding tables:

Directors’ Compensation

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Mark A. Briant	17,000	(1)	0	0	0	0	0	17,000
Sandra G. Chrietzberg	16,000	(2)	0	0	0	0	0	16,000
Stephanie G. Chrietzberg	16,000	(3)	0	0	0	0	0	16,000
Peter J. Coniglio	17,000	(4)	0	0	0	0	0	17,000
Carla S. Hudson	18,000	(5)	0	0	0	0	0	17,000
John M. Lotz	17,000	(6)	0	0	0	0	0	17,000

(1)                Includes a retainer of $6,000, $10,000 in fees for monthly Board of Director meetings and $1,000 in meeting fees for attendance as a member of the Audit Committee.

(2)                Includes a retainer of $6,000 and $10,000 in fees for monthly Board of Director meetings.

(3)                Includes a retainer of $6,000 and $10,000 in fees for monthly Board of Director meetings.

(4)                Includes a retainer of $6,000, $10,000 in fees for monthly Board of Director meetings and $1,000 in meeting fees for attendance as a member of the Audit Committee.

(5)                Includes a retainer of $6,000, $10,000 in fees for monthly Board of Director meetings and $2,000 in meeting fees for attendance as chair member of the Audit Committee.

(6)                Includes a retainer of $6,000, $9,000 in fees for monthly Board of Director meetings and $1,000 in meeting fees for attendance as a member of the Audit Committee, and $1,000 in meeting fees for attendance as chair member of the Compliance Committee.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP

To the knowledge of the management of the Corporation, the following shareholders own more than five percent (5%) of the outstanding common stock of the Corporation, its only class of voting securities, as of March 1, 2010:

Name and Address	Amount and Nature of Beneficial Ownership		Percent of Class
Charles T. Chrietzberg, Jr. Sandra G. Chrietzberg 601 Munras Ave. Monterey, CA 93940	737,200	(1)	41.34%

David S. Lewis Trust 30500 Aurora del Mar Carmel, CA 93923	153,863		8.63%

Bruce N. Warner 601 Munras Ave. Monterey, CA 93940	114,530		6.42%

(1)          Includes 18,414 shares held beneficially for Mr. Chrietzberg and Mrs. Chrietzberg in Individual Retirement Accounts where voting power is shared with the custodian of the account.  600,000 shares of the Common stock owned by Mr. Chrietzberg are pledged to secure a loan from an unaffiliated bank.

The following table sets forth similar information regarding the beneficial ownership, both by numerical holding and percentage interest, for each of the Corporation’s directors and Named Executive Officers and all of its directors and Named Executive Officers as a group, as of March 1, 2010.

Name	Number of Shares of Common Stock Beneficially Owned		Shares Subject to Vested Stock Options(1)	Percent of Class Beneficially Owned
Mark A. Briant	2,534	(2)	—	0.14%
Charles T. Chrietzberg, Jr.	737,200	(3)(4)(5)	—	41.34%
Sandra G. Chrietzberg	737,200	(4)(5)	—	41.34%
Stephanie G. Chrietzberg	26,640		—	1.49%
Peter J. Coniglio	63,194	(6)(7)	13,161	4.25%
Carla S. Hudson	37,399	(8)	2,500	2.23%
John M. Lotz	895	(9)	10,500	0.64%
Timothy M. Leveque	62,011		—	3.48%
Bruce N. Warner	114,530		—	6.42%
All Directors and Named Executive Officers as a group (9 in number)	1,044,403	(10)	26,161	59.17%

(1)

Shares subject to stock options that were exercisable within 60 days after March 31, 2010 (“vested”) are treated as issued and outstanding for the purpose of computing the percent of class owned by such person but not for the purpose of computing the percent of class owned by any other person.

(2)	Shares are held in a profit sharing plan, as to which Mr. Briant has voting and investment power.
(3)

600,000 shares of the Common Stock owned by Mr. Chrietzberg are pledged to secure a loan from an unaffiliated bank. In the event of a default under that loan, the lender has the right to foreclose on the loan and to acquire the shares or the shares may be sold pursuant to applicable terms of the Uniform Commercial Code, which would result in a change of control of the Corporation. Such transaction may require approval under provisions of Federal and California change in bank control laws.

(4)

The shares include an aggregate of 18,414 shares held beneficially by Mr. Chrietzberg and Mrs. Chrietzberg in Individual Retirement Accounts, where voting power is also shared with the custodian of the account.

(5)	Includes shares of spouse pursuant to California’s community property laws.
(6)	Sole voting power.
(7)

Of these shares, 28,211 are held by Mr. Coniglio, 26,530 are held in a family trust controlled by Mr. Coniglio, as to which he has sole voting and investment power, while 8,453 shares are held by Hudson, Martin, Ferrante & Street, a partnership of which Mr. Coniglio is the managing partner, with voting and investment power. Does not include 13,161 shares subject to the vested stock options.

(8)

These shares are held jointly with family members, other than 1,610 shares held in a corporate pension, as to which Ms. Hudson has voting and investment power. Does not include 2,500 shares subject to the vested stock options.

(9)	Does not include 10,500 shares subject to the vested stock options.
(10)	Shares beneficially held by Mr. and Mrs. Chrietzberg are counted once in calculating the beneficial ownership of all Directors and Executive Officers of the Corporation as a group.

CHANGES IN CONTROL

Management is not aware of any change in control of the Corporation since January 1, 2008, or any arrangements which may, at a subsequent date, result in a change in control of the Corporation, except as discussed herein.  600,000 shares of the Common Stock owned by Mr. Chrietzberg are pledged to secure a loan from an unaffiliated bank.   In the event of default under that loan, the lender has the right to foreclose on the loan and to acquire the shares or the shares may be sold pursuant to applicable terms of the Uniform Commercial Code, which would result in a change of control of the Corporation. Such transaction may require approval under provisions of Federal and California change in bank control laws.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows information regarding each of the Corporation’s equity compensation plans as of December 31, 2009:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	26,161	$3.10	300,000
Equity compensation plans not approved by security holders	0	$0	0
Total	26,161	$3.10	300,000

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED TRANSACTONS

There are no existing or proposed material transactions between the Corporation and any of its executive officers, directors, or beneficial owners of 5% or more of its common stock, or the immediate family or associates of any of the foregoing persons (collectively, “Affiliates”), except as indicated below.

The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their Affiliates. Management of the Bank believes that all loans and commitments to lend included in such transactions were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with persons of similar creditworthiness unrelated to the Corporation or the Bank and did not involve more than the normal risk of collectibility or present other unfavorable features.  Management does not believe that any such loans are outside the ordinary course of business.

Although the Bank does not have any limits on the aggregate amount it would be willing to lend to directors and officers as a group, loans to individual directors and officers must comply with the Bank’s internal lending policies, statutory lending limits, and Federal Reserve Regulation “O.”  As of December 31, 2009, the Bank had $4,918,000 in loans outstanding to its directors and executive officers.

DIRECTOR INDEPENDENCE

The following directors of the Corporation are deemed “independent,” as defined by the applicable listing standards of NASDAQ.

Mark A. Briant
Carla S. Hudson
Peter J. Coniglio
John M. Lotz

No directors, who are not independent, are members of the Audit or the Compensation Committees of the Board. Chairman Charles Chrietzberg, Jr. serves on the Compliance and Asset Liability Committees.  Director and Senior Vice President Stephanie Chrietzberg serves on the Asset Liability Committee.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

Aggregate fees billed by Hutchinson and Bloodgood, LLP for professional services rendered in connection with the audit of the Corporation’s consolidated financial statements for the years ended December 31, 2009 and 2008 and for the required review of the Corporation’s consolidated financial statements included in its Form 10-Qs for those same years totaled $103,700 and $71,700, respectively.

AUDIT-RELATED FEES

No audit-related fees were billed by Hutchinson and Bloodgood, LLP for the years ended December 31, 2009 and 2008.

TAX FEES

$8,000 and $2,800 was paid to Hutchinson & Bloodgood, LLP for all tax services rendered for the years ended December 31, 2009 and 2008, respectively.

ALL OTHER FEES

No other fees were paid to Hutchinson and Bloodgood, LLP for the years ended December 31, 2009 and 2008.

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the Corporation’s independent auditor.  These services may include audit, audit-related, tax and other services. Pre-approval is generally provided for up to one year and is detailed as to a particular service or category of service. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with the pre-approval and the fees for services performed to date.  All services performed by Hutchinson & Bloodgood, LLP for which fees were billed to the Corporation during the years ended December 31, 2009 and 2008 as disclosed herein were approved by the Audit Committee pursuant to the procedures outlined herein.  All of the services of Hutchinson & Bloodgood, LLP in auditing the Corporation’s Financial Statements for the year ended December 31, 2009 were performed by Hutchinson & Bloodgood, LLP by its full-time, permanent employees.

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as a part of this Annual Report on Form 10-K/A (Amendment No. 1):

		Description	Page or Footnote Reference

2		Plan of Merger and Merger Agreement, Monterey County Bank with Monterey County Merger Corporation under the Charter of Monterey County Bank under the Title of Monterey County Bank, joined in by Northern California Bancorp, Inc. dated November 1, 1995.	(1)
3 (i)		Articles of Incorporation, as amended through January 2009	(9)
3 (ii)		Bylaws	(1)
10(i)	(1)	Stipulation to the Issuance of a Consent Order and Consent Order, effective September 1, 2010	(10)
	(2)	Consent Order, effective September 29, 2010	(11)
	(3)	Written Agreement by and between the Federal Reserve Bank of San Francisco and Northern California Bancorp, effective October 29, 2010	(12)
10 (ii) D	(1)	Lease agreement Carmel Branch Office	(1)
	(2)	Lease agreement Carmel By The Sea Office	(5)
	(3)	Lease agreement 301 Webster Street, Monterey, CA 93924	(6)
10 (ii) A	(1)	Employment Contract of Charles T. Chrietzberg, Jr., dated January 1, 2008	(8)
	(2)	Deferred Compensation Agreement, dated December 31, 1993	(1)
	(3)	Northern California Bancorp, Inc. 2007 Stock Option Plan and Stock Option Agreements	(7)
	(4)	Amendment to the Salary Continuation Agreement Dated December 31, 1993	(2)
	(5)	Life Insurance Endorsement Method Split Dollar Plan Agreement	(2)
	(6)	Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement dated January 5, 2000	(3)
	(7)	Amendment to the Life Insurance Endorsement Method Split Dollar Plan	(3)
	(8)	Amendment to the Salary Continuation Agreement Dated December 31, 1993	(3)
	(9)	Monterey County Bank Supplemental Life Insurance Agreement Dated October 26, 2006	(6)
	(10)	First Amendment to the Monterey County Bank Supplemental Life Insurance Agreement dated October 31, 2006	(6)
21		Subsidiaries	(6)
23.1		Consent of Hutchinson and Bloodgood, LLP	(13)

	Description	Page or Footnote Reference
31.1	Certification of the Chief Executive Officer of Northern California Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	14
31.2	Certification of the Chief Financial Officer of Northern California Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	15
32.1	Certification of the Chief Executive Officer of Northern California Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	16
32.2	Certification of the Chief Financial Officer of Northern California Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	17

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

(7)  Filed as an Exhibit to DEF 14A files April 26, 2007.

(8)  Filed as an exhibit to Form 10-QSB for the period ended March 31, 2008.

(9)  Filed as an exhibit to Form 10-K for the period ended December 31, 2008.

(10) Filed as Exhibit 10.1 to Form 8-K, filed on September 23, 2010.

(11) Filed as Exhibit 10.1 to Form 8-K, filed on October 5, 2010.

(12) Filed as Exhibit 10.1 to Form 8-K, filed on November 2, 2010.

(13) Filed as an exhibit to Form 10-K for the period ended December 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN CALIFORNIA BANCORP

By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg
Chief Executive Officer and President
Date: December 29, 2010

By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer
Date: December 29, 2010

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Names	Position	Date

/s/ Mark A. Briant		December 29, 2010
Mark A. Briant	Director

/s/ Charles T. Chrietzberg, Jr.		December 29, 2010
Charles T. Chrietzberg, Jr.	Director

/s/ Sandra G. Chrietzberg		December 29, 2010
Sandra G. Chrietzberg	Director

/s/ Peter J. Coniglio		December 29, 2010
Peter J. Coniglio	Director

/s/ Carla S. Hudson		December 29, 2010
Carla S. Hudson	Director

/s/ John M. Lotz		December 29, 2010
John M. Lotz	Director

/s/ Stephanie G. Chrietzberg		December 29, 2010
Stephanie G. Chrietzberg	Director