Form 10-Q/A
period 2010-09-30
NORTHERN CALIFORNIA BANCORP INC
filed 2011-02-10
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2010

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

for the period from               to

Commission File Number 0-27666

NORTHERN CALIFORNIA BANCORP, INC.

(Name of Small Business Issuer in its Charter)

Incorporated in the State of California

IRS Employer Identification Number 77-0421107

Address:  601 Munras Avenue, Monterey, CA  93940

Telephone: (831) 649-4600

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

As of February 4, 2011, the Corporation had 1,785,891 shares of common stock outstanding.

Northern California Bancorp amends its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010 (filed on November 15, 2010), as set forth in this Form 10-Q/A (Amendment No. 1), to expand and clarify certain disclosures relating to the composition of, and changes in, the Company’s non-accrual loans, the regulatory orders applicable to the Company and/or the Company’s subsidiary bank in Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain legal proceedings in Item 1: Legal Proceedings of Part II of this Amendment No. 1. This amendment also includes an updated exhibit table to include references to these regulatory orders and to reflect the certifications attached hereto as Exhibits 31.1, 31.2, 32.1 and 32.2.  The disclosures contained in the other Items of Form 10-Q are not amended and this Amendment No. 1 does not reflect events occurring after the original filing of the Quarterly Report on Form 10-Q, and does not modify or update those disclosures as presented in the Form 10-Q except to the extent set forth herein.

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

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Total impaired loans which as a result of writedown or the fair value of the collateral, did not have a specific allowance	$2,195	$4,399
Impaired loans which have a specific allowance	2,185	3,681

Total impaired loans	$4,380	$8,080

Total specific allowance on impaired loans	$117	$357

Average recorded investment in impaired loans during the period	$7,087	$6,490
Income recognized on impaired loans during the period	$—	$—

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

We anticipate that non-interest income from credit card programs will decline from $0.9 million for the first nine months of 2010 and from $1.1 million for 2009 to approximately $0.4 million in 2011.  The decrease is due to the expiration on June 30, 2011 of a card sponsorship agreement with a third party.

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

Professional fees for the three months ended September 30, 2010 were $403,000 compared to $172,000 for the same period in 2009.  Professional fees for the nine months ended September 30, 2010 were $1,239,000 compared to $699,000 for the same period in 2009. The increases were primarily due to increases in accounting/audit expense and legal fees associated with regulatory matters discussed elsewhere herein as well as lawsuits related to various loans and loan collection expense.  Accounting/audit fees is anticipated to remain above historic levels due the additional audits required by the FDIC Consent Order, Order for Restitution, and Order to Pay Civil Money Penalty.  Legal fees are expected to decline in 2011 as a result of the resolution of the FDIC matter; however they will remain above historic levels due to the litigation related to various loans and loan collection expense.

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

FDIC settlement expenses related to the issuance of a Consent Order, Order for Restitution, and Order to Pay Civil Money Penalty included funding a restitution reserve of $1,250,000, civil money penalty of $250,000, net of a receivable from the third-party debit card program, and $300,000 charitable donation.  These non-recurring expenses affected both the three months and nine months ended September 30, 2010.

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

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status and foreclosed assets (referred to collectively as “non-performing assets”):

	As of		As of
	September 30,		December 31,
	2010	2009	2009
	(Dollars in thousands)
Accruing, past due 90 days or more:

Real Estate :
Construction	$—	$—	$—
Commercial	2,777 (1)	—	—
Land Development	—	350
Single Family Residence	—	1,762	—
Total Real Estate	2,777	2,112	—

Commercial	—	—	—
Installment	—	—	—
Other	—	—	—
Total accruing	2,777	2,112	—

Nonaccrual Loans:
Real Estate:
Construction	—	—	—
Commercial	—	572	—
Land Development	701	2,120	2,242
Single Family Residence	1,621	3,269	2,895
Total Real Estate	2,322	5,961	5,137

Commercial	2,058	1,582	2,943
Installment	—	—	—
Other	—	—	—
Total nonaccrual	4,380	7,543	8,080

Total nonperforming loans	4,380	7,543	8,080
Other Real Estate Owned	27,575	13,923	14,333
Total nonperforming assets	$31,955	$21,466	$22,413

Total loans end of period	$158,961	$170,505	$166,959

Ratio of nonperforming loans to total loans at end of period	2.76%	4.42%	4.84%
Ratio nonperforming assets to total loans and OREO at end of period	17.13%	11.63%	12.36%

(1)           Two loans which are well secured and in process of collection.

Loans past due ninety days or more and still accruing interest totaled $2,777,000 at September 30, 2010 compared with no loans in this category at December 31, 2009.

Non-accrual loans totaled $4,380,000 at September 30, 2010 compared to $8,080,000 at December 31, 2009. The following table presents information with respect to the reasons for the changes in non-accrual loans:

	Balance					Returned	Balance
	December 31,			Charge	Transfer	to	September
Description	2009	Additions	Collections	Offs	to OREO	Performing	30, 2010
Real Estate
Construction	$—	$—	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—	—	—
Land Development	1,751	—	—	—	1,200	—	551
Single Family Residence	3,386	1,704	50	66	3,203	—	1,771
Total Real Estate	5,137	1,704	50	66	4,403	—	2,322

Commercial	2,943	349	11	201	949	73	2,058
	$8,080	$2,053	$61	$267	$5,352	$73	$4,380

As previously noted, the primary reason for the decline in non-accrual loans was the transfer of the collateral property into OREO.

Summary of Loan Loss Experience

	Nine Months		Year ended
	Ended September 30,		December 31,
	2010	2009	2009
	(Dollars in thousands)
Average loans outstanding	$160,395	$171,349	$169,853

Total loans outstanding at end of the period	$158,961	$170,505	$166,959

Allowance, beginning of period	3,529	2,413	2,413

Loans charged off during period:
Commercial	(250)	(13)	(358)
Installment	—	(30)	(37)
Real Estate	(28)	(1,308)	(1,908)
Other	—	—	(26)
Total charge offs	(278)	(1,351)	(2,329)

Recoveries during period:
Commercial	2	2	2
Installment	—	—	—
Real Estate	—	—	75
Other	—	—	—
Total recoveries	2	2	77

Net loans charged off during the period	(276)	(1,349)	(2,252)

Additions to allowance for possible loan losses	—	1,918	3,368
Allowance, end of period	$3,253	$2,982	$3,529

Ratio of net loans charged off to average loans outstanding during the period	0.17%	0.79%	1.33%

Ratio of allowance to total loans at end of period	2.05%	1.75%	2.12%

Ratio of nonperforming loans to allowance for loan losses at end of period	134.63%	252.95%	228.96%

The following table provides a breakdown of the allowance for loan losses by categories as of the dates indicated:

	As of September 30,				As of
	2010		2009		December 31, 2009
Balance at End of Period Applicable to:	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(Dollars in thousands)
Construction	$25	0.8%	$112	6.6%	$338	5.2%
Commercial	810	23.7%	645	21.4%	995	20.1%
Installment	4	0.3%	218	0.4%	9	1.7%
Real Estate	2,289	75.2%	1,996	71.6%	2 174	73.0%
Unallocated	125	—	11	—	13	—
Total allowance for loan and lease losses	$3,253	100.0%	$2,982	100.0%	$3,529	100.0%

Total loans end of period	$158,961		$170,505		$166,959

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

Other Regulatory Matters

The Bank has entered into a Consent Order with the Federal Deposit Insurance Corporation (the “FDIC”) and the California Department of Financial Institutions (the “CDFI”).   The order became effective on September 1, 2010.  The order was filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 23, 2010.

The order requires the Bank to take corrective actions to address certain alleged violations of law and/or regulation.  The following is a list of the corrective actions required of the Bank and the current status (in italics) of the actions taken as of the filing date hereof:

1.                     have and retain qualified management having such qualifications and experience commensurate with his or her duties and responsibilities at the Bank and notify the FDIC and the CDFI prior to adding any individual to the Bank’s Board of Directors or employing any individual as a senior executive officer of the Bank.

The Board of Directors has undertaken a review of the qualifications and experience of individuals serving in key management positions.

2.                     develop and adopt a capital plan that complies with the FDIC’s Statement of Policy on Risk-Based Capital contained in Appendix A to Part 325 of the FDIC’s rules and regulations in order to maintain Tier 1 capital in such an amount to ensure that the Bank’s leverage ratio equals or exceeds 9% and the Bank’s total risk-based capital ratio equals or exceeds 12%.

The Bank has developed a capital plan that complies with the FDIC’s Statement of Policy on Risk-Based Capital contained in Appendix A of Par 325 of the FDIC’s rules and regulations to ensure that the Bank’s leverage ratio equals or exceeds 9% and the Bank’s total risk-based capital ratio equals or exceeds 12%.  This capital plan was approved by the Board on October 28, 2010.  Although the Bank has consistently maintained a total risk-based capital ratio in excess of the required 12%,the Bank’s compliance with the 9% leverage ratio requirement cannot yet be determined until completion of its income tax calculation for the year ended December 31, 2010.

3.                     not pay cash dividends or make any other payments to the Bank’s shareholders absent the prior written consent of the FDIC and the CDFI;

The Board has acknowledged the prohibition on payment of dividends or any other payments to the Bank’s shareholders without the prior written consent of the FDIC and the CDFI.

4.                     eliminate, either by charge-off or collection, assets classified as “Loss” in the examination report of the FDIC and the CDFI relating to their examination of the Bank on February 16, 2010 (the “ROE”).

Assets classified as “Loss” in the examination report of the FDIC and the CDFI relating to their examination of the Bank on February 16, 2010 have been charged-off.

5.                     formulate a written plan to reduce the Bank’s risk exposure in adversely classified “Substandard” or “Doubtful” assets listed in the ROE.

A written plan is being developed to reduce the Bank’s risk exposure in adversely classified “Substandard” or “Doubtful” assets listed in the ROE. When completed, such plan will be submitted to the FDIC Regional Director and CDFI Commissioner for their review and comment.

6.                     not extend any additional credit to or for the benefit of any borrower who has a loan or other extension of credit that either: (a) has been charged off or classified (in whole or in part) as “Loss” and is uncollected, or (b) absent the prior approval of the Bank’s board or loan committee,  has been classified (in whole or in part) as “Doubtful” or “Substandard;”

The Bank has not extended any additional credit to or for the benefit of any borrower who has a loan or other extension of credit that either has been charged off or classified (in whole or in part) as “Loss,” “Doubtful” or “Substandard” since the date of this order.

7.                     review the appropriateness of the Bank’s allowance for loan and lease losses (“ALLL”) and establish a comprehensive policy for determining the appropriate level of the ALLL, including documenting the analysis according to the standards set forth in the  applicable policy guidelines of the FDIC.

The ALLL policy has been reviewed and revised to ensure the determination of the appropriate level of the ALLL, including documenting the analysis according to the standards set forth in the applicable policy guidelines of the FDIC.  The revised policy was approved by the Board on October 14, 2010.

8.                     develop or revise, adopt, and implement a written lending and collection policy to provide effective guidance and control over the Bank’s lending functions in accordance with the requirements of the order.

The Bank’s written lending and collection policy has been revised to provide effective guidance and control over the Bank’s lending functions.  The revised policy was approved by the Board on October 28, 2010.

9.                     develop or revise, adopt, and implement a written liquidity and funds management policy that adequately addresses liquidity needs and contingency funding, appropriately reduces the Bank’s reliance on non-core funding sources and complies with FDIC’s Guidance on Liquidity Risk Management, dated August 26, 2008.

A revised liquidity and funds management policy which addresses liquidity needs and contingency funding, appropriately reduces reliance on non-core funding sources, and complies with FDIC’s Guidance on Liquidity Risk Management, dated August 26, 2008 was approved by the Board on October 28, 2010, and has been implemented.

10.                     comply with the FDIC’s rules and regulations relating to brokered deposits and formulate and submit for approval, a written plan to eliminate the Bank’s reliance on brokered deposits.

The Bank is in compliance with the FDIC’s rules and regulations relating to brokered deposits and has formulated and submitted to the FDIC a written plan to eliminate its reliance on brokered deposits.  The plan was approved by the Board on October 28, 2010 and was submitted to the FDIC on October 29, 2010.

11.                     develop or revise, adopt, and implement a written plan addressing retention of profits, reducing overhead expenses, and setting forth a comprehensive budget to cover the three-year period from January 1, 2011 to December 31, 2013, which shall include formal goals, strategies and benchmarks which are consistent with sound banking practices to improve the Bank’s net interest margin, increase interest income, reduce discretionary expenses, and improve and sustain earnings.

The Bank is in the process of developing a Strategic Plan and Budget for the period from January 1, 2011 through December 31, 2013.  Once completed, the Strategic Plan and Budget will be presented to the Board for approval and submitted to the FDIC Regional Director and the CDFI Commissioner for their review.

12.                     develop and submit for regulatory review and approval, a written three-year strategic plan, including a written profit plan, which includes, among other things, specific goals for the dollar volume of total loans, total investment securities and total deposits as of December 31, 2011 through December 31, 2013.

See Item 11.

13.                     refrain from engaging in any expansionary activities, including opening any branches absent prior regulatory approval.

The Bank currently does not anticipate any expansionary activities and acknowledges the requirement for prior regulatory approval before under taking any such activities.

14.                     inform the FDIC and the CDFI prior to making any planned public announcement or notification regarding changes to the Bank’s financial condition, executive management or board of directors.

The Board and management acknowledge the requirement to inform the FDIC and the CDFI prior to making any planned public announcement or notification regarding changes to the Bank’s financial condition, executive management or Board.

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

The Bank’s initial progress report was filed with the FDIC & CDFI on October 30, 2010.

The Bank, has stipulated to the issuance of a Consent Order, Order for Restitution and Order to Pay Civil Money Penalties by the FDIC.  The orders became effective on September 29, 2010.  The orders were filed as an exhibit to the Company’s Current Report on Form 8-K, filed on October 5, 2010.

In connection with the issuance of the orders, the FDIC alleged that the Bank had engaged in unsafe or unsound banking practices, deceptive practices and violations of law by:

1.                     offering credit cards (“Balance Transfer Credit Cards”)  which are intended for the transfer and payment of charged-off consumer debt without disclosing the age of the debt and the fact that the transferred debt was time-barred and/or no longer reportable by credit reporting agencies;

2.                     offering Balance Transfer Credit Cards to consumers when the Bank does not have sufficient substantiation that the debtor is obligated for the amount of indebtedness subject to the balance transfer;

3.                     misleading consumers about the utility of Balance Transfer Credit Cards advertised as credit cards when, in fact, the consumers have no available credit at the time the credit card is issued;

4.                     misrepresenting debt collection programs as a credit card offer;

5.                     misleading consumers regarding the interest charged on debt transferred to Balance Transfer Credit Cards; and

6.                     misleading consumers concerning the fees associated with stored value debit cards through website solicitations for the cards.

The allegations contained in 1 through 5 above were related to a credit card program offered to consumers under a card sponsorship agreement between the Bank and Tighorn Financial Services, LLC (“Tighorn”).  Tighorn acquired consumer debt and solicited consumers as a part of its debt collection program.  A portion of the debt was forgiven and, as an incentive to make payments, the remainder of the debt was transferred to a credit card.

The Bank agreed to issue MasterCard credit cards on behalf of Tighorn to certain eligible consumers who Tighorn solicited.  The card sponsorship agreement required, among other things, that Tighorn’s solicitations comply with laws, regulations and regulatory orders governing the Bank in the solicitation, issuance and administration of the credit cards.

In June 2008, the Bank provided notice of cancellation to Tighorn in accordance with provisions of the card sponsorship agreement.  While the Bank continues to service existing credit card accounts, solicitations of new accounts were discontinued effective December 31, 2008.

The allegation contained in 6 above was related to a stored value card program which was canceled in accordance with provisions of the card sponsorship agreement, in June 2008.  The card portfolio was transferred to another issuer on or about December 31, 2008.

Without admitting or denying any of the alleged charges of unsafe or unsound banking practices and any violations of law, the Bank has agreed to take the following corrective actions to address the foregoing alleged violations of law and/or regulation. Below each listed action is a description of the status of the Bank’s efforts to comply with the required action (in italics).

1.                     provide full accurate disclosure and refrain from making misleading statements to consumers regarding the Bank’s balance transfer credit card programs, the interest rates and fees associated with these programs, the Bank’s debt collection practices, and the Bank’s stored value card programs.

The Bank has established procedures for the review of disclosures and solicitation materials for both credit card and stored value card programs which require disclosures and solicitation materials be reviewed by the Bank’s compliance department and independent legal counsel with expertise in credit card and stored value card regulations.

2.                     Board to participate fully in the oversight of the Bank’s compliance management system and to assume full responsibility for the approval of sound compliance policies and objectives. Board to establish a compliance committee comprised of at least three directors who are not Bank officers that will meet at least monthly to review among other things, compliance with consumer laws and compliance with the Order. Board to develop and adopt a comprehensive educational program for periodic training of Board members.

A compliance committee which meets on a monthly basis was established prior to entering into the Order and is still in place. A training program for the Board was prepared and approved by the Board on October 28, 2010.

3.                     develop and maintain effective monitoring, training and audit procedures to review each aspect of the Bank’s agreement with third parties in order to ensure that third party vendors comply with consumer protection laws, regulatory guidance, regulations, and policies (“consumer laws”).

The Bank has engaged independent consultants with expertise in credit card and stored value card regulations to audit the third parties to ensure their compliance with consumer protection laws, regulatory guidance, regulations and policies.

4.                     develop and maintain an adequate compliance management system that implements a written compliance program to ensure the Bank’s compliance with consumer laws.

The Bank has developed and now maintains a written compliance program which is designed to ensure compliance with consumer laws.  A Compliance Committee, consisting of three outside directors, a Compliance Officer, and the Chief Executive Officer, meets monthly and reports its activities to the full Board.

5.                     retain a qualified compliance officer with the requisite knowledge and experience to administer an effective compliance management system, including experience with third-party debit and credit card agreements.

The Bank has appointed a Compliance Officer with 19 years of banking experience and an Assistant Compliance Officer with 29 years of banking experience and has engaged legal counsel and consultants having experience with third-party debit and credit card agreements to augment staff experience.

6.                     have an independent audit to ensure compliance with consumer laws.

An independent audit has been conducted and the Compliance Committee is awaiting the audit report.

7.                     correct, to the extent possible, all violations of consumer laws and refrain from making, either directly or indirectly, any false, deceptive or misleading representations with respect to any extension of credit or other Bank product; and

The Bank continues to make efforts to correct, to the extent possible, all violations of consumer laws and refrain from and acknowledges its legal obligations to refrain from making, either directly or indirectly, any false, deceptive or misleading representations with respect to any extension of credit or other Bank product.

8.                     contribute $300,000 to an established local or national non-profit organization for the specific purpose of consumer financial education and counseling.

The Bank has submitted the name and qualifications of a non-profit organization meeting the specific requirements as detailed in the Order to the FDIC Regional Director for approval. Once approval is granted, the Bank will disburse the designated funds.

9.                     make restitution payments to certain consumers who had or currently have a credit card and/or a prepaid debit card issued by the Bank through agreements with certain third party vendors.  In this regard, the Bank must prepare a restitution plan for regulatory approval with respect to making restitution payments to such consumers not to exceed $2.5 million in the aggregate and reserve or deposit into a segregated account for the payment of restitution an amount not less than $1.5 million. The Bank is also required to retain an independent accounting firm to determine compliance with the restitution plan.

The Bank has submitted the name and qualifications of the independent accounting firm to the FDIC Regional Director for approval. The restitution plans are currently being developed and will be submitted to the FDIC Regional Director for review and approval on or before November 28, 2010

10.               furnish written progress reports to the FDIC detailing the form and manner of any actions taken to secure compliance with the Order and provide a description of the Order to the Bank’s shareholders in conjunction with the Bank’s next shareholder communication and also in conjunction with the Bank’s notice or proxy statement preceding the next shareholder meeting.

The initial progress report was provided to the FDIC on October 29, 2010.

Additionally, as a result of the alleged violations of laws and/or regulation, the FDIC has assessed a civil money penalty in the amount of $500,000 against the Bank which has been paid to the United States Treasury.

The Company has entered into a written agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco, effective as of October 29, 2010, pursuant to which the Company has agreed to take the following actions listed below.  The Agreement was filed as an exhibit to the Company’s Current Report on Form 8-K, filed on November 2, 2010.   Below each listed action is a description of the status of the Bank’s efforts to comply with the required action (in italics).

1.                     take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank, including taking steps to ensure the Bank’s compliance with the Consent Order, dated September 1, 2010, between the Bank and the Federal Deposit Insurance Corporation (the “FDIC”) and any other supervisory action taken by the Bank’s federal and state regulators;

The Company provided the Bank with a capital injection of $400,000 on December 31, 2010 in order enhance the Bank’s capital.

2.                     refrain from declaring or paying dividends, taking dividends or any form of payment from the Bank representing a reduction in the Bank’s capital, or making any distributions of interest, principal or other sums on the Company’s subordinated debentures or trust preferred securities absent prior regulatory approval;

The Board has acknowledged the requirement of regulatory approval prior to declaring or paying dividends, taking dividends or any form of payment from the Bank representing a reduction in the Bank’s capital, or making any distributions of interest, principal or other sums on the Company’s subordinated debentures or trust preferred securities.

3.                     refrain from incurring, increasing or guaranteeing any debt or repurchasing or redeeming any shares of its stock absent prior regulatory approval;

The Board has acknowledged the requirement of regulatory approval prior to incurring, increasing or guaranteeing any debt or repurchasing or redeeming any shares of its stock.

4.                     develop and submit for regulatory approval a cash flow projection of the Company’s planned sources and uses of cash for debt service, operating expenses and other purposes;

The required cash flow projection was submitted to the Federal Reserve Bank on December 27, 2010.

5.                     comply with appropriate regulatory notice and approval requirements when appointing any new directors or senior executive officers or changing the responsibilities of any senior executive officer and comply with the limitations on indemnification and severance payments set forth in Section 18(k) of the Federal Deposit Insurance Act (12 USC 1828(i)) and Part 359 of the FDIC’s implementing regulations; and

The Board has acknowledged the notice and approval requirements when appointing any new directors or senior executive officers or changing the responsibilities of any senior executive officer and the obligation to comply with the limitations on indemnification and severance payments set forth in Section 18(k) of the Federal Deposit Insurance Act (12 USC 1828(i)) and Part 359 of the FDIC’s implementing regulations.  No changes have occurred which required approval.

6.                     furnish written progress reports to the Federal Reserve Bank of San Francisco detailing the form and manner of any actions taken to secure compliance with the Agreement.

The initial progress report will be due on January 30, 2011.

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

The Bank and its Chief Executive Officer and Chief Credit Officer were named as defendants in a lawsuit filed April 29, 2009 in the Monterey County Superior Court, by First Foundation Bank.  The lawsuit involves claims related to two loan participations purchased by First Foundation Bank from Monterey County Bank.  The lawsuit seeks to rescind the participation agreements, payment of all principal and interest, damages, attorneys’ fees and costs.  While the action was originally filed in the Superior Court, under the terms of the participation agreements, the matter has been submitted to arbitration through the American Arbitration Association.  It is reasonably possible but not probable that an unfavorable arbitration ruling will result in a loss.  The loss cannot be reasonably estimated, but the range of possible loss is $0 to $4 million, with no number in the range more reasonable than another number.

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

The Bank and its Chief Lending Officer were named as defendants in a lawsuit filed January 23, 2009 by Travis Construction Company in the Superior Court of Monterey County to foreclose a mechanic’s lien in connection with a single family residence financed by the Bank.  Under the terms of a settlement reached in the lawsuit the title company will pay $137,000 and the Bank will pay the contractor $113,000 in exchange for a release of the mechanic’s lien and dismissal of the suit.

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

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

A.	EXHIBITS

	10.1	Stipulation to the Issuance of a Consent Order and Consent Order, effective September 1, 2010 (filed as Exhibit 10.1 to Current Report on Form 8-K filed September 23, 2010)

	10.2	Consent Order, effective September 29, 2010 (filed as Exhibit 10.1 to Current Report on Form 8-K filed October 5, 2010).

10.3

Written Agreement by and between the Federal Reserve Bank of San Francisco and Northern California Bancorp, effective October 29, 2010 (filed as Exhibit 10.1 to Current Report on Form 8-K filed November 2, 2010)

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

NORTHERN CALIFORNIA BANCORP, INC.

Date: February 8, 2011	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chairman of the Board &
Chief Executive Officer

Date: February 8, 2011	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and
Principal Accounting Officer