Form 10-K
period 2010-12-31
NORTHERN CALIFORNIA BANCORP INC
filed 2011-04-13
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-K

☒      Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

(Fee required) for fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No ☒

Aggregate market value of Common Stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2010 was $1,785,000.

Shares of stock outstanding as of March 1, 2011: 1,785,891.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

PART I

ITEM 1.                                                     BUSINESS

GENERAL

Northern California Bancorp, Inc. (the “Corporation”) was incorporated on August 29, 1995, as a for-profit corporation under California corporate laws for the principal purpose of engaging in banking and non-banking activities as allowed for a bank holding company.  At December 31, 2010, on a consolidated basis, the Corporation had total assets of $263,617,000, total loans of $154,708,000 and total deposits of $207,998,000.  The Corporation owns 100% of the stock of Monterey County Bank, Monterey, California (the “Bank”).   The Corporation’s sources of revenues at this time are dividends on investments, gains on securities transactions and potential dividends, management fees and tax equalization payments, if any, from the Bank. As a result of various regulatory orders and agreements to which the Bank and the Corporation became subject in 2010, the Bank is presently prohibited from paying dividends and the Corporation has agreed not to accept dividends from the Bank absent prior regulatory authorization to do so.

The Corporation, as a bank holding company, engages in commercial banking through the Bank.  The Corporation may also engage in certain non-banking activities closely related to banking and own certain other business companies that are not banks, subject to applicable laws and regulations, although it has no current plans to do so.

MONTEREY COUNTY BANK

Monterey County Bank, an independent, California chartered commercial banking corporation, was chartered by the State of California on July 30, 1976.  The Bank’s customer base includes individuals, small- and medium-sized businesses and a variety of government agencies with residences, offices or other relationships located in or about the city and county of Monterey, California, including the cities of Carmel-by-the-Sea, Pacific Grove and Salinas.  The Bank offers its customers a wide variety of the normal personal, consumer and commercial services expected of a locally-owned, independently operated bank.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) and, as such, the Bank is subject to supervision and regulation by that federal agency and to periodic audits of its operations and documentary compliance by FDIC personnel.  As a state chartered bank that is not a member of the Federal Reserve System, it is also regulated and periodically examined by the California Department of Financial Institutions (the “CDFI”).

The Bank’s activities are conducted at its main office, 601 Munras Ave., Monterey, California and at its four branch offices in Carmel-By-The-Sea, Carmel Valley, Pacific Grove and Salinas, California and a loan production office in Monterey, California.

The Bank provides a range of competitive retail and commercial banking services.  The deposit services offered include various types of personal and business checking accounts, savings accounts, money market investment accounts, certificates of deposit and retirement accounts.  Lending services include consumer loans, various types of mortgage loans for residential and commercial real estate, personal lines of credit, home equity loans, real estate construction loans, accounts receivable financing and commercial loans to small-and medium-sized businesses and professionals.  The Bank also provides drive-through facilities at its Monterey and Carmel offices and night depository facilities for customer convenience.  The Bank offers safe deposit box facilities, cashiers’ checks, travelers’ checks, U.S. Savings Bonds and wire transfers.  The Bank does not provide trust services.

While the Bank has the authority to engage in a wide range of banking activities and offers most of the types of banking services of a commercial bank, over the past three years it has derived much of its profitability and differentiated itself from its competitors through: (i) commercial and real estate loans guaranteed by the Small Business Administration (“SBA”); (ii) sponsorship of credit card and debit card programs; and (iii) credit card depository services for merchants.

The primary issues that affected the Corporation in 2010 were:

1)              The continued depressed economic conditions and the related stress in real estate markets -

The Corporation continued to focus resources on managing the deterioration of asset quality resulting from the effect that deteriorating economic conditions had on loans made primarily to residential real estate development projects and assets acquired through foreclosure. The Corporation’s provision for loan losses decreased (no provisions were made in 2010 compared to $3,368,000 in 2009) while the expenses related to foreclosed assets increased ($3,070,000 in 2010 compared to $1,401,000 in 2009), largely due to asset quality issues related to this market segment.

Management’s efforts focused on identifying potentially weak credits as early as possible, which enabled a proactive and aggressive approach to managing these credits and the development of workout strategies as appropriate.  Nonetheless, loans 30 days or more past due increased from $8,190,000 (4.9% of total loans) at December 31, 2009 to $17,780,000 (11.5% of total loans) at December 31, 2010.  Past due loans increased during this period by $9,590,000 or 117.1%.  During the same period, non-performing loans (non-accrual loans and troubled debt restructurings) increased from $8,884,000 (5.3% of total loans) at December 31, 2009 to $12,380,000 (8.0% of total loans) at December 31, 2010. Of the non-performing loans outstanding at December 31, 2010, $6,241,000 or 54.4% were secured by real estate (net of any charge-offs previously taken).  Total past due loans and non-performing loans are net of the guaranteed portion of SBA loans totaling $1,659,000 and $1,608,000, respectively.  Management believes the presence of real estate collateral mitigates the level of expected loss though the level of mitigation is uncertain due to the difficulty in ascertaining real estate values at this time.

Management utilized a pricing discipline and other strategies to offset pressure on the Corporation’s net yield on earning assets created by declining interest rates and an increase in non-performing loans.  To combat this and other adverse factors, Management’s efforts to improve its net yield on earning assets included the development of a loan pricing model, establishing floors on variable rate loan products, increased investment in tax-free municipal securities, increased efforts to attract lower cost checking accounts and increased use of competitively priced out-of-area deposits and Federal Reserve Bank borrowings.  The Corporation’s tax-equivalent net yield on earning assets increased to 3.18% for 2010 compared to 3.09% for 2009.  Non-accrual loans totaled $11,473,000 at year-end 2010 compared to $8,080,000 at year-end 2009, an increase of $3,396,000 or 42.0%.  The increase in non-accrual loans resulted from depressed economic activity and a depressed real estate market.

2)                    The imposition of a joint consent order on the Bank by the FDIC and the CDFI, the imposition of various regulatory orders and civil money penalties on the Bank by the FDIC, and the entry into a regulatory agreement between the Corporation and the Federal Reserve Bank of San Francisco.

The regulatory orders and agreement are further discussed under “Regulatory Enforcement Powers.”

3)                    Reduction in the Bank’s credit and debit card programs -

The Bank has provided sponsorship of third-party credit card and debit card programs since August 2002.  The Bank gave notice in June 2008 to the third-party card vendors that it planned to reduce its sponsorship of credit card and stored value card programs and terminated sponsorship agreements on all programs except a drug manufactures’ rebate card program.  The characteristics of the drug manufactures’ rebate card program significantly reduces the level of required monitoring.  The Bank decided to continue its sponsorship of a debit card program which issues payroll cards and sponsorship of one credit card program in order to preserve the third party’s indemnification of the Bank against potential expenses and/or liabilities.  The Bank also decided to grant extensions of its sponsorship of one credit card program to allow time for the final resolution of issues raised by the FDIC, as further discussed under “Regulatory Enforcement Powers.”  Extension of the program sponsorship is considered quarterly with the third party paying an extension fee each time an extension is granted.  The Bank’s sponsorship of the terminated programs ended in 2009.    The Bank has been named as a defendant in a lawsuit brought by one of the third-party credit card companies, seeking to compel the Bank to continue its sponsorship for a period of time.  (See “Item 3. Legal Proceedings” for further discussion.)

The Bank’s revenues, consisting of a monthly fee per card or a minimum monthly fee, from the credit card programs were $1,246,000, $1,075,000 and $514,000 in 2010, 2009 and 2008, respectively.  The Bank’s revenues from the credit card programs in 2010 and 2009 increased due to the collection of quarterly extension fees paid by one of the programs.   The Bank’s revenues, consisting of a monthly fee per card or a minimum monthly fee, from the debit card programs were $59,000, $81,000 and $293,000 in 2010, 2009 and 2008, respectively.

NORTHERN CALIFORNIA BANCORP, INC. TRUST I

On March 27, 2003, Northern California Bancorp, Inc. Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of the Corporation (“Trust I”), issued an aggregate of $3.0 million of principal amount of Floating Rate TRUPS® (Capital Trust Pass-through Securities of the Trust) (the “Trust Preferred Securities”).  The securities issued by Trust I are fully guaranteed by the Corporation with respect to distributions and amounts payable upon liquidation, redemption or repayment.  The entire proceeds to Trust I from the sale of the Trust Preferred Securities were used by Trust I in order to purchase $3.0 million in principal amount of the Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 issued by the Corporation (the “Subordinated Debt Securities”).

Pursuant to Accounting Standards and Codification (“ASC”) 810-10 (formerly interpretation FIN 46(R)) entitled “Consolidation of Variable Interest Entities,” Trust I is not reflected on a consolidated basis in our Consolidated Financial Statements.

The Subordinated Debt Securities bear a variable interest rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 3.25%.  The effective rate at December 31, 2010 and 2009 was 3.54% and 3.53%, respectively.  Total broker and legal costs of $115,000 associated with the issuance are being amortized over a 30 year period.

The Corporation exercised its rights in accordance with Section 2.11 Extension of Interest Payment Period of the Indentures dated March 27, 2003 for Northern California Bancorp, Inc. Trust I to defer interest payments for an undetermined period of time, not to exceed twenty (20) consecutive quarterly payments.  The deferral of interest payments on Trust I was effective with the October 7, 2009 interest payment.  At December 31, 2010 and 2009 accrued and unpaid interest totaled $177,000 and $60,000, respectively.

NORTHERN CALIFORNIA BANCORP, INC. TRUST II

On November 13, 2003, Northern California Bancorp, Inc. Trust II, a Delaware statutory business trust and a wholly-owned subsidiary of the Corporation (“Trust II”), issued an aggregate of $5.0 million of principal amount of Floating Rate TRUPS® (the “Trust Preferred Securities-II”).   The securities issued by Trust II are fully guaranteed by the Corporation with respect to distributions and amounts payable upon liquidation, redemption or repayment.  The entire proceeds to Trust II from the sale of the Trust Preferred Securities were used by Trust II in order to purchase $5.0 million in principal amount of the Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 issued by the Corporation (the “Subordinated Debt Securities-II”).

Pursuant to ASC 810-10, Trust II is not reflected on a consolidated basis in our Consolidated Financial Statements.

The Subordinated Debt Securities-II bear a variable interest rate equal to the three-month LIBOR plus 2.85%.  The effective rate at December 31, 2010 and 2009 was 3.14% and 3.13%, respectively. Total broker and legal costs of $54,000 associated with the issuance are being amortized over a 30 year period.

The Corporation has exercised its rights in accordance with Section 2.11 Extension of Interest Payment Period of the Indentures dated November 13, 2003 for Northern California Bancorp, Inc. Trust II to defer interest payments for an undetermined period of time, not to exceed twenty (20) consecutive quarterly payments.  The deferral of interest payments on Trust II was effective with the November 8, 2009 interest payment.  At December 31, 2010 and 2009 accrued and unpaid interest totaled $237,000 and $65,000, respectively.

EMPLOYEES

At December 31, 2010, the Corporation and the Bank employed a total of 54 full-time equivalent persons.  Our employees are not represented by any union or other collective bargaining agreement and we consider our relations with our employees to be excellent.

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

REGULATION AND SUPERVISION

General

The Corporation and the Bank are extensively regulated under Federal and State law. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provision. Any change in applicable laws or regulations may have a material effect on our business and our prospective business. Our operations may be adversely affected by legislative changes and by the policies of various regulatory authorities. We are unable to predict the nature or the extent of the effects on our business and earnings that fiscal or monetary policies, economic controls, or new Federal or State legislation may have in the future.

The Corporation is a registered bank holding company under the Bank Holding Company Act of 1956 (BHCA) and, as such, is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (Federal Reserve). The Corporation is required to file annual reports with the Federal Reserve and to provide the Federal Reserve such additional information as it may require.

The Bank, as a California state bank and non- member of the Federal Reserve System, is supervised by CDFI and the FDIC. As such, the Bank is regularly examined by and subject to regulations promulgated by the CDFI and the FDIC.

Bank Holding Company Act

Under the BHCA, as amended, the Corporation’s activities are limited to business so closely related to banking, managing, or controlling banks as to be a proper incident thereto. We are also subject to capital requirements applied on a consolidated basis in a form substantially similar to those required of the Bank. The BHCA also requires a bank holding company to obtain approval from the Federal Reserve before (i) acquiring, or holding more than 5% voting interest in any bank or bank holding company, (ii) acquiring all or substantially all of the assets of another bank or bank holding company, or (iii) merging or consolidating with another bank holding company.

The BHCA also restricts non-bank activities to those which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. As discussed below, the Gramm-Leach-Bliley Act, which was enacted in 1999, established a new type of bank holding company known as a “financial holding company” that has powers that are not otherwise available to bank holding companies.

Recent Regulatory Developments

Beginning in late 2008 and continuing throughout 2010, there has been an unprecedented number of government initiatives designed to respond to economic stresses. In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008. Pursuant to EESA, the Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the United States financial markets. Pursuant to EESA, the Treasury established the Troubled Asset Relief Program (“TARP”) and has since injected capital into many financial institutions under the TARP Capital Purchase Program (“TARP-CPP”).  Neither the Corporation nor the Bank participated in TARP-CPP.

On February 10, 2009, the Treasury announced the Financial Stability Plan (the “FSP”), which, among other things, established a new Capital Assistance Program (“CAP”) through which eligible banking institutions will have access to Treasury capital as a bridge to private capital until market conditions normalize, and extended the debt guarantee portion of the TLGP to October 31, 2009 pursuant to which the FDIC fully guaranteed certain newly issued senior unsecured debt and provided full FDIC deposit insurance coverage for certain accounts, including noninterest-bearing transaction deposit accounts. The FSP also extended the Transaction Account Guarantee Program of the TLGP to June 30, 2010 which has been further extended to December 31, 2010. As a complement to CAP, a new Public-Private Investment Fund on an initial scale of up to $500 billion, with the potential to expand up to $1 trillion, was established to catalyze the removal of legacy assets from the balance sheets of financial institutions. This fund combines public and private capital with government financing to help free up capital to support new lending. In addition, the existing Term Asset-Backed Securities Lending Facility (“TALF”) was expanded (up to $1 trillion) in order to reduce credit spreads and restart the securitized credit markets that in recent years supported a substantial portion of lending to households, students, small businesses, and others. Furthermore, the FSP established a new framework of governance and oversight to help ensure that banks receiving funds are held responsible for appropriate use of those funds through stronger conditions on lending, dividends and executive compensation along with enhanced reporting to the public.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. ARRA is intended to provide (i) tax breaks for individuals and businesses, direct aid to distressed states and individuals, and (iii) infrastructure spending. In addition, ARRA imposes new executive compensation and expenditure limits on all previous and future TARP-CPP recipients and expands the class of employees to whom the limits and restrictions apply. ARRA also provides the opportunity for additional repayment flexibility for existing TARP-CPP recipients. Among other things, ARRA prohibits the payment of bonuses, other incentive compensation and severance to certain highly paid employees (except in the form of restricted stock subject to specified limitations and conditions), and requires each TARP-CPP recipient to comply with certain other executive compensation related requirements. These provisions modify the executive compensation provisions that were included in EESA, and in most instances apply retroactively for so long as any obligation arising from financial assistance provided to the recipient under TARP remains outstanding.

In addition, ARRA directs the Secretary of the Treasury (the “Secretary”) to review previously-paid bonuses, retention awards and other compensation paid to the senior executive officers and certain other highly compensated employees of each TARP-CPP recipient to determine whether any such payments were excessive, inconsistent with the purposes of ARRA or TARP, or otherwise contrary to the public interest. If the Secretary of the Treasury determines that any such payments have been made by a TARP-CPP recipient, the Secretary will seek to negotiate with the TARP-CPP recipient and the subject employee for appropriate reimbursements to the United States government (not the TARP-CPP recipient) with respect to any such compensation or bonuses. ARRA also permits the Secretary, subject to consultation with the appropriate federal banking agency, to allow a TARP-CPP recipient to repay any assistance previously provided to such TARP-CPP recipient under TARP, without regard to whether the TARP-CPP recipient has replaced such funds from any source, and without regard to any waiting period. Any TARP-CPP recipient that repays its TARP assistance pursuant to this provision would no longer be subject to the executive compensation provisions under ARRA.

On February 18, 2009, the Treasury announced the Homeowners Affordability and Stability Plan (“HASP”), which proposes to provide refinancing for certain homeowners, to support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac, and to establish a Homeowner Stability Initiative to reach at-risk homeowners. Among other things, the Homeowner Stability Initiative would offer monetary incentive to mortgage servicers and mortgage holders for certain modifications of at-risk loans, and would establish an insurance fund designed to reduce foreclosures.

On June 21, 2010, the federal banking agencies issued Final Guidance on Sound Incentive Compensation Policies. This guidance seeks to addresses the safety and soundness risks posed by improperly-structured compensation arrangements by setting forth a principles-based framework designed to ensure that incentive compensation at financial institutions does not encourage employees to take excessive risks that undermine the safety and soundness at these institutions. The key principles of the guidance are as follows:

•                  incentive compensation arrangements should provide employees incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk;

•                  these arrangements should be compatible with effective controls and risk management; and

•                  these arrangements should be supported by strong corporate governance, including active and effective oversight by an institution’s board of directors.

Financial institutions are required to regularly review their incentive compensation arrangements for all executive and non-executive employees who, either individually or as part of a group, have the ability to expose the organization to material amounts of risk, as well as to regularly review the risk-management, control, and corporate governance processes related to these arrangements. Financial institutions must immediately address any identified deficiencies in these compensation arrangements or processes that are inconsistent with safety and soundness and must ensure that their incentive compensation arrangements are consistent with the principles discussed in the guidance.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, a landmark financial reform bill that significantly changes the current bank regulatory structure and affects the lending, investment, trading and operating activities of financial institutions and their holding companies. Among other things, the Dodd-Frank Act dramatically impacts the rules governing the provision of consumer financial products and services, and implementation of the Dodd-Frank Act will require new mandatory and discretionary rulemakings by numerous federal regulatory agencies over the next several years. The new law includes, among other things, the following:

•                  The Dodd-Frank Acts establishes a new Financial Stability Oversight Counsel to monitor systemic financial risks. The Board of Governors of the Federal Reserve is given extensive new authorities to impose strict controls on large bank holding companies with total consolidated assets equal to or in excess of $50 billion and systemically significant non-bank financial companies to limit the risk they might pose for the economy and to other large interconnected companies. The Dodd-Frank Act also grants to the Treasury Department, FDIC and the Federal Reserve Board (the “FRB”) broad new powers to seize, close and wind-down “too big to fail” financial institutions (including non-bank institutions) in an orderly fashion.

•                  The Dodd-Frank Act also establishes a new independent federal regulatory body for consumer protection within the Federal Reserve System known as the Bureau of Consumer Financial Protection (the “Bureau”), which will assume responsibility for most consumer protection laws. It will also be in charge of setting appropriate consumer banking fees and caps. The Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.

•                  The Dodd-Frank Act restricts the amount of trust preferred securities that may be considered as Tier 1 capital. For depository institution holding companies below $15 billion in total assets, trust preferred securities issued before May 19, 2010 will be grandfathered, so their status as Tier 1 capital does not change. However, going forward trust preferred securities will be disallowed as Tier 1 capital.

•                  The Dodd-Frank Act effects changes in the FDIC assessment base with stricter oversight. A new council of regulators led by the U.S. Treasury will set higher requirements for the amount of cash banks must keep on hand. The minimum reserve ratio is to be increased from 1.15% to 1.35%; however, financial institutions with assets of less than $10 billion like the Bank are to be exempt from the cost of the increase. FDIC insurance coverage is made permanent at the $250 thousand level retroactive to January 1, 2008 and unlimited FDIC insurance is provided for non-interest-bearing demand deposits, which coverage will continue until December 31, 2013.

•                  Under the Dodd-Frank Act, the Comptroller of the Currency’s ability to preempt state consumer protection laws was made more difficult by raising the applicable preemption standards and state attorneys general are granted greater authority to enforce state consumer protection laws against national banks and their operating subsidiaries.

•                  The Dodd-Frank Act adopts the so-called “Volcker rule,” which, subject to certain exceptions, prohibits any banking entity from engaging in proprietary trading, or sponsoring or investing in a hedge fund or private equity fund.

The Corporation is currently evaluating the potential impact of the Dodd-Frank Act on its business, financial condition, results of operations and prospects and expect that some provisions of the Dodd-Frank Act may have adverse effects on the Corporation and the Bank, such as the cost of complying with the numerous new regulations and reporting requirements mandated by the Dodd-Frank Act.

Although the Dodd-Frank Act will have a significant impact on the financial services industry, it is not clear at this time what impact EESA, the TARP-CPP, the TLGP, the FSP, ARRA, HASP, or other liquidity and funding initiatives will have on the financial markets and the other difficulties described above, including the high levels of volatility and limited credit availability currently being experienced, or on the United States banking and financial industries and the broader United States and global economies. Failure of these programs to address the issues noted above could have an adverse effect on the Corporation and its business.

Dividends and Capital Distributions

Dividends and capital distributions from the Bank constitute the principal source of cash to the Corporation.  The Bank is subject to various federal or state statutory and regulatory restrictions on its ability to pay dividends and capital distributions to its shareholder.

Under California law, banks may declare a cash dividend out of their net profits up to the lesser of retained earnings or the net income for the last three fiscal years (less any distributions made to shareholders during such period), or with the prior written approval of the CDFI, in an amount not exceeding the greatest of (i) the retained earnings of the Bank, (ii) the net income of the Bank for its last fiscal year or (iii) the net income of the Bank for its current fiscal year. In addition, under federal law, banks are prohibited from paying any dividends if after making such payment they would fail to meet any of the minimum regulatory capital requirements. The federal regulators also have the authority to prohibit state banks from engaging in any business practices which are considered to be unsafe or unsound, and in some circumstances the regulators might prohibit the payment of dividends on that basis even though such payments would otherwise be permissible.

As a result of the various regulatory orders and agreements imposed upon the Corporation and the Bank in 2010, the Bank is presently unable to pay and the Corporation has agreed with its federal regulators not to accept cash dividends from the Bank in the absence of prior regulatory authorization to do so.

Regulatory Capital Guidelines

Each of the Corporation and the Bank is required to maintain certain levels of capital. The FRB and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of three tiers, depending on type:

•                  Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, and qualifying trust preferred securities less goodwill, most intangible assets and certain other assets.

•                  Supplementary Capital (Tier 2). Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible loan and lease losses, subject to limitations.

•                  Market Risk Capital (Tier 3). Tier 3 capital includes qualifying unsecured subordinated debt.

The following table sets forth the regulatory capital guidelines and the actual capitalization levels for the Corporation and the Bank as of December 31, 2010:

Northern California Bancorp’s Consolidated Capital Ratios	Minimum Acceptable Regulatory Ratios	Actual Ratios
Total capital to risk-weighted assets	8%	12.85%
Tier I capital to risk-weighted assets	4%	9.31%
Tier I capital to average total assets	4%	6.50%

Monterey County Bank’s Regulatory Capital Ratios	Minimum Acceptable Regulatory Ratios		Ratios Required to be Considered “Well Capitalized” Under Prompt Corrective Action Regulations	Monterey County Bank’s Actual Ratios
Total capital to risk-weighted assets	12	%(1)	10%	13.99%
Tier I capital to risk-weighted assets	4%		6%	12.73%
Tier I capital to average total assets	9	%(1)	5%	9.06%

(1)  These Minimum Acceptable Regulatory Ratios have been increased above regulatory minimums pursuant to the terms of the Consent Order imposed upon the Bank by the FDIC and the CDFI, effective September 31, 2010.

The Corporation and the Bank recognize that a strong capital position is vital to growth, continued profitability, and depositor and investor confidence. The policy of the Bank is to maintain sufficient capital at not less than those required by the consent order imposed upon the Bank by the FDIC and the CDFI, effective September 1, 2010.

Prompt Corrective Action Requirements

The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies possess broad powers to take prompt corrective action to resolve the problems of insured banks. Each federal banking agency has issued regulations defining five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under the regulations, a bank shall be deemed to be:

•                  “well capitalized” if it has a total risk-based capital ratio of 10.0 percent or more, has a Tier 1 risk-based capital ratio of 6.0 percent or more, has a leverage capital ratio of 5.0 percent or more, and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

•                  “adequately capitalized” if it has a total risk-based capital ratio of 8.0 percent or more, a Tier 1 risk-based capital ratio of 4.0 percent or more, and a leverage capital ratio of 4.0 percent or more (3.0 percent under certain circumstances) and does not meet the definition of “well capitalized”;

•                  “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0 percent, a Tier 1 risk-based capital ratio that is less than 4.0 percent, or a leverage capital ratio that is less than 4.0 percent (3.0 percent under certain circumstances);

•                  “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0 percent, a Tier 1 risk-based capital ratio that is less than 3.0 percent or a leverage capital ratio that is less than 3.0 percent; and

•                  “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0 percent.

Banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment, the bank would be “undercapitalized.” Asset growth and branching restrictions apply to “undercapitalized” banks. Broad regulatory authority was granted with respect to “significantly undercapitalized” banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes, and prohibiting the payment of bonuses to senior management. Even more severe restrictions are applicable to “critically undercapitalized” banks, those with capital at or less than 2 percent. Restrictions for these banks include the appointment of a receiver or conservator. All of the federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action.

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential enforcement actions by the federal banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency.

The CDFI, as the primary regulator for state-chartered banks, also has a broad range of enforcement measures, from cease and desist powers and the imposition of monetary penalties to the ability to take possession of a bank, including causing its liquidation.

Safety and Soundness Standards

The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees and benefits.  In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide nine standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating.

Transactions with Affiliates

Under Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W, loans by the Bank to affiliates, investments by them in affiliates’ stock, and taking affiliates’ stock as collateral for loans to any borrower is limited to 10 percent of the Bank’s capital, in the case of any one affiliate, and is limited to 20 percent of the Bank’s capital, in the case of all affiliates. The Bank’s holding company and any subsidiaries it may purchase or organize are deemed to be affiliates of the Bank within the meaning of Section 23A and 23B and Regulation W. In addition, transactions between the Bank and other affiliates must be on terms and conditions that are consistent with safe and sound banking practices; in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. These restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. The Corporation and the Bank are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

FDIC Insurance and Insurance Premium Assessments

Banks and thrifts have historically paid varying amounts of premiums on deposits for federal deposit insurance depending upon a risk-based system that evaluated the institution’s regulatory and capital adequacy ratings. The FDIC operated two separate insurance funds, the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”).  As a result of the Federal Deposit Insurance Reform Act of 2006 (the “FDI Reform Act”) and regulations adopted by the FDIC effective as of November 2, 2007: (i) the BIF and the SAIF have been merged into the Deposit Insurance Fund (the “DIF”); (ii) the $100,000 insurance level has been indexed to reflect inflation (the first adjustment for inflation will be effective January 1, 2011 and thereafter adjustments will occur every 5 years); (iii) deposit insurance coverage for retirement accounts has been increased to $250,000, and will also be subject to adjustment every five years; (iv) banks that historically have capitalized the BIF are entitled to a one-time credit that can be used to off-set premiums otherwise due (this addresses the fact that institutions that have grown rapidly have not had to pay deposit premiums); (v) a cap on the level of the DIF has been imposed and dividends will be paid when the DIF grows beyond a specified threshold; and (vi) the previous risk-based system for assessing premiums has been revised. On October 3, 2008, the $100,000 insurance level was raised temporarily to $250,000. Effective July 21, 2010, the Dodd-Frank Act made permanent the increase in the deposit insurance level to $250,000 retroactive to January 1, 2008 and continued unlimited FDIC insurance for noninterest-bearing demand deposits through December 31, 2013.

Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits at any time that the reserve ratio falls below 1.15%. Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio. The FDIC expects insured institution failures to peak in 2010 which will result in continued charges against the Deposit Insurance Fund, and they have implemented a restoration plan that changes both its risk-based assessment system and its base assessment rates. As part of this plan, the FDIC imposed a special assessment in 2009. The recently enacted Dodd-Frank Act provides for a new minimum reserve ratio of not less than 1.35% of estimated insured deposits and requires that the FDIC take steps necessary to attain this 1.35% ratio by September 30, 2020; however, the Dodd-Frank Act exempts institutions with assets of less than $10 billion, like the Corporation and the Bank, from the cost of this increase. It is generally expected that assessment rates will continue to increase in the near term due to the significant cost of bank failures, the relatively large number of troubled banks, and the requirement that the FDIC increase the reserve ratio. Any increase in assessments will adversely impact future earnings of the Corporation and the Bank.

The FDIC utilizes a risk-based assessment system to set semi-annual insurance premium assessments that categorizes banks into four risk categories based on capital levels and supervisory “CAMELS” ratings and names them Risk Categories I, II, III and IV. The “CAMELS” rating system is based upon an evaluation of the six critical elements of an institution’s operations: Capital adequacy, Asset quality, Management, Earnings, Liquidity, and Sensitivity to risk. This rating system is designed to take into account and reflect all significant financial and operational factors financial institution examiners assess in their evaluation of an institution’s performance. The following table sets forth these four risk categories:

Within Risk Category I, the assessment system combines supervisory ratings with other risk measures to differentiate risk. For most institutions, the assessment system combines CAMELS component ratings with financial ratios to determine an institution’s assessment rate. For large institutions that have long-term debt issuer ratings, the new assessment system differentiates risk by combining CAMELS component ratings with those ratings. For large institutions within Risk Category I, initial assessment rate determinations may be modified within limits upon review of additional relevant information. Those institutions within Risk Category I that pose the least risk are assessed a minimum assessment rate and those that pose the greatest risk are assessed a maximum assessment rate that is two basis points higher. An institution that poses an intermediate risk within Risk Category I will be charged a rate between the minimum and maximum rates that will vary incrementally by institution.

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

These new rules set forth three possible adjustments to an institution’s initial base assessment rate: (i) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (ii) an increase not to exceed 50% of an institution’s assessment rate before the increase for secured liabilities in excess of 25% of domestic deposits; and (iii) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10% of domestic deposits.

Under these new rules, the FDIC adopted new initial base assessment rates as of August 31, 2010, as follows, expressed in terms of cents per $100 in insured deposits:

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

Effective November 21, 2008, the FDIC expanded deposit insurance limits for certain accounts under the FDIC’s Temporary Liquidity Guarantee Program (the “TLGP”). Provided an institution has not opted out of the TLGP, the FDIC may (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for noninterest bearing transaction deposit accounts, Negotiable Order of Withdrawal (NOW) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (IOLTAs) held at participating FDIC-insured institutions through June 30, 2010. Coverage under the TLGP was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. On June 29, 2010, the Treasury extended the Transaction Account Guarantee Program of the TLGP to December 31, 2010. The Bank does not intend to opt out of the TLGP if and when it becomes eligible to offer noninterest-bearing deposit accounts.

On October 16, 2008, in response to the problems facing the financial markets and the economy, the FDIC published a restoration plan (the “Restoration Plan”) designed to replenish the DIF such that the reserve ratio would return to 1.15% within five years. On December 16, 2008, the FDIC adopted a final rule increasing risk-based assessment rates uniformly by seven basis points, on an annual basis, for the first quarter of 2009. On February 27, 2009, the FDIC concluded that the problems facing the financial services sector and the economy at large constituted extraordinary circumstances and amended the Restoration Plan and extended the time within which the reserve ratio would return to 1.15% from five to seven years (the “Amended Restoration Plan”). In May 2009, Congress amended the statutory provision governing establishment and implementation of a Restoration Plan to allow the FDIC eight years to bring the reserve ratio back to 1.15%, absent extraordinary circumstances.

In a final rule issued on September 29, 2009, the FDIC amended the Amended Restoration Plan as follows:

•                  The period of the Amended Restoration Plan was extended from seven to eight years.

•                  The FDIC announced that it will not impose any further special assessments under the final rule it adopted in May 2009.

•                  The FDIC announced plans to maintain assessment rates at their current levels through the end of 2010. The FDIC also immediately adopted a uniform three basis point increase in assessment rates effective January 1, 2011 to ensure that the DIF returns to 1.15% within the Amended Restoration Plan period of eight years.

•                  The FDIC announced that, at least semi-annually following the adoption of the Amended Restoration Plan, it will update its loss and income projections for the DIF. The FDIC also announced that it may, if necessary, adopt a new rule prior to the end of the eight-year period to increase assessment rates in order to return the reserve ratio to 1.15 percent.

The recently enacted Dodd-Frank Act has set a new minimum reserve ratio of not less than

1.35% of estimated insured deposits and requires the FDIC to take steps necessary to attain the 1.35% ratio by September 30, 2020. However, financial institutions like the Bank with assets of less than $10 billion are exempt from the cost of this increase.

Money Laundering and Currency Controls

Various federal statutory and regulatory provisions are designed to enhance record-keeping and reporting of currency and foreign transactions. Pursuant to the Bank Secrecy Act, financial institutions must report high levels of currency transactions or face the imposition of civil monetary penalties for reporting violations. The Money Laundering Control Act imposes sanctions, including revocation of federal deposit insurance, for institutions convicted of money laundering.  In addition, the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLAFATA”), a part of the Patriot Act, authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks and other financial institutions to enhance record-keeping and reporting requirements for certain financial transactions that are of primary money laundering concern.

The Treasury Department’s regulations implementing IMLAFATA mandate that federally-insured banks and other financial institutions establish customer identification programs designed to verify the identity of persons opening new accounts, maintain the records used for verification, and determine whether the person appears on any list of known or suspected terrorists or terrorist organizations.

Branching

With prior regulatory approval and/or notices, as applicable, California law permits banks based in the state to either establish new or acquire existing branch offices throughout California.  With respect to interstate branching, bank holding companies from any state may generally acquire banks and bank holding companies located in any other state, subject in some cases to nationwide and state-imposed deposit concentration limits and limits on the acquisition of recently established banks.  Banks also have the ability, subject to specific restrictions, to acquire by acquisition or merger branches located outside their home state.  The establishment of new interstate branches is also possible in those states with laws that expressly permit it.  Interstate branches are subject to many of the laws of the states in which they are located.

The consent order imposed upon the Bank by the FDIC and the CDFI, effective September 1, 2010, prohibits the Bank from engaging in any expansionary activities, including establishing new or acquiring existing branch offices, in the absence of prior regulatory authorization to do so.

Community Reinvestment Act and Fair Lending

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act, or CRA, activities. The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low-and moderate-income neighborhoods, consistent with safe and sound banking practices. The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance-based evaluation system. This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of

“outstanding”, “satisfactory”, “needs to improve” or “substantial noncompliance”.

The Bank had a CRA rating of “Needs to Improve” as of its most recent regulatory examination.

Safeguarding of Customer Information and Privacy

The FRB and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require financial institutions to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazard to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Bank has adopted a customer information security program to comply with such requirements. Federal banking rules also limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties.

Patriot Act

On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, known as the Patriot Act. The Patriot Act was designed to deny terrorists and others the ability to obtain access to the United States financial system, and has significant implications for depository institutions and other businesses involved in the transfer of money. The Patriot Act, as implemented by various federal regulatory agencies, requires financial institutions, including the Bank, to implement new policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers. The Patriot Act and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB and other federal banking agencies to evaluate the effectiveness of an applicant in combating money laundering activities when considering regulatory merger applications.  The Bank has augmented its systems and procedures to accomplish this. The Bank believes that the ongoing cost of compliance with the Patriot Act is not likely to be material to the Bank.

Impact of Monetary Policies

Banking is a business which depends on rate differentials. In general, the difference between the interest rate paid by a bank on its deposits and its other borrowings and the interest rate earned by a bank on its loans, securities and other interest-earning assets comprises the major source of the bank’s earnings. These rates are highly sensitive to many factors which are beyond the bank’s control and, accordingly, the earnings and growth of the bank are subject to the influence of economic conditions generally, both domestic and foreign, including inflation, recession, and unemployment; and also to the influence of monetary and fiscal policies of the United States and its agencies, particularly the FRB.

The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates. The nature and timing of any future changes in such policies and their impact on the Corporation and/or the Bank cannot be predicted; however, depending on the degree to which their respective interest-earning assets and interest-bearing liabilities are rate sensitive, increases in rates would have a temporary effect of increasing their respective net interest margin, while decreases in interest rates would have the opposite effect. In addition, adverse economic conditions, including a downturn in the local or regional economy and rising energy prices, could make a higher provision for loan losses a prudent course and could cause higher loan charge-offs, thus adversely affecting the net income or other operating costs of the Corporation and the Bank.

Other Aspects of Banking Law

The Corporation and the Bank are also subject to federal statutory and regulatory provisions covering, among other things, security procedures, insider and affiliated party transactions, management interlocks, electronic funds transfers, funds availability, and truth-in-savings.  There are also a variety of federal statutes which regulate acquisitions of control and the formation of bank holding companies.

Regulatory Enforcement Powers

Commercial banking organizations, such as the Bank, may be subject to enforcement actions by the FDIC and the CDFI for engaging in unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency.  Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits, the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of the FDICIA.

The Bank has entered into a Consent Order with the FDIC and CDFI. The order became effective on September 1, 2010.  The order was filed as an exhibit to the Corporation’s Current Report on Form 8-K filed on September 23, 2010.

The order requires the Bank to take corrective actions to address certain alleged violations of laws and/or regulations and imposes certain restrictions on the Bank.  The following is a list of the corrective actions required of, and restrictions placed on, the Bank and the current status (in italics) of the actions taken as of the filing date hereof:

1.                     Have and retain qualified management having such qualifications and experience commensurate with his or her duties and responsibilities at the Bank and notify the FDIC and the CDFI prior to adding any individual to the Bank’s Board of Directors or employing any individual as a senior executive officer of the Bank.

The Board of Directors has undertaken a review of the qualifications and experience of individuals serving in key management positions.  As a result of this review the Board of Directors has initiated a search for a qualified individual to be hired to serve as President of the Bank, relieving the Chief Executive Officer of a portion of his heavy workload.  The Chief Lending Officer retired on February 28, 2011 and a search has begun for a qualified replacement.

2.                     Develop and adopt a capital plan that complies with the FDIC’s Statement of Policy on Risk-Based Capital contained in Appendix A to Part 325 of the FDIC’s rules and regulations in order to maintain Tier 1 capital in such an amount to ensure that the Bank’s leverage ratio equals or exceeds 9% and the Bank’s total risk-based capital ratio equals or exceeds 12%.

The Bank has developed a capital plan that complies with the FDIC’s Statement of Policy on Risk-Based Capital contained in Appendix A of Part 325 of the FDIC’s rules and regulations to ensure that the Bank’s leverage ratio equals or exceeds 9% and the Bank’s total risk-based capital ratio equals or exceeds 12%.  This capital plan was approved by the Board on October 28, 2010.  The Bank’s total risk-based capital ratio was 13.99% at December 31, 2010, which was in excess of the required 12%.  The Bank’s leverage capital ratio was 9.06% at December 31, 2010, which was in excess of the required 9%.

3.                     Not pay cash dividends or make any other payments to the Bank’s shareholders absent the prior written consent of the FDIC and the CDFI;

The Board has acknowledged the prohibition on payment of dividends or any other payments to the Bank’s shareholder (the Corporation) without the prior written consent of the FDIC and the CDFI. The Bank has not paid any dividends to the Corporation since the effective date of the order.

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

A written plan to reduce the Bank’s risk exposure in adversely classified “Substandard” or “Doubtful” assets listed in the ROE was approved by the Board on November 26, 2010, and submitted to the FDIC Regional Director and CDFI Commissioner for their review and comment.

6.                     Not extend any additional credit to or for the benefit of any borrower who has a loan or other extension of credit that either: (a) has been charged off or classified (in whole or in part) as “Loss” and is uncollected, or (b) absent the prior approval of the Bank’s board or loan committee,  has been classified (in whole or in part) as “Doubtful” or “Substandard;”

The Bank has not extended any additional credit to or for the benefit of any borrower who has a loan or other extension of credit that either has been charged off or classified (in whole or in part) as “Loss,” “Doubtful” or “Substandard” since the date of the order.

7.                     Review the appropriateness of the Bank’s allowance for loan and lease losses (the “ALLL”) and establish a comprehensive policy for determining the appropriate level of the ALLL, including documenting the analysis according to the standards set forth in the  applicable policy guidelines of the FDIC.

The ALLL policy has been reviewed and revised to ensure the determination of the appropriate level of the ALLL, including documenting the analysis according to the standards set forth in the applicable policy guidelines of the FDIC.  The revised policy was approved by the Board on October 14, 2010.  The Board reviews the ALLL on a quarterly basis to ensure it is at an appropriate level.

8.                     Develop or revise, adopt, and implement a written lending and collection policy to provide effective guidance and control over the Bank’s lending functions in accordance with the requirements of the order.

The Bank’s written lending and collection policy has been revised to provide effective guidance and control over the Bank’s lending functions.  The revised policy was approved by the Board on October 28, 2010.  Additional revisions were approved by the Board on March 9, 2011.

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

The Board approved a Strategic Plan and Budget for the period from January 1, 2011 through December 31, 2013 on December 30, 2010 and the plan was submitted to the FDIC Regional Director and the CDFI Commissioner for their review.

12.                     Develop and submit for regulatory review and approval, a written three-year strategic plan, including a written profit plan, which includes, among other things, specific goals for the dollar volume of total loans, total investment securities and total deposits as of December 31, 2011 through December 31, 2013.

See response to Item 11.

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

The Bank filed the required progress reports with the FDIC & CDFI on October 30, 2010 and January 31, 2011.

The Bank, has stipulated to the issuance of a Consent Order, Order for Restitution and Order to Pay Civil Money Penalties with the FDIC.  The orders became effective on September 29, 2010.  The orders were filed as an exhibit to the Company’s Current Report on Form 8-K, filed on October 5, 2010.

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

The allegations contained in items 1 through 5 above were related to a credit card program offered to consumers under a card sponsorship agreement between the Bank and Tighorn Financial Services, LLC (“Tighorn”).  Tighorn acquired consumer debt and solicited consumers as a part of its debt collection program.  As an incentive to make payments, a portion of the debt was forgiven with the remainder of the debt transferred to a credit card.

The Bank agreed to issue credit cards on behalf of Tighorn to certain eligible consumers who Tighorn solicited.  The card sponsorship agreement required, among other things, that Tighorn’s solicitations comply with laws, regulations and regulatory orders governing the Bank in the solicitation, issuance and administration of the credit cards.

In June 2008, the Bank provided notice of cancellation to Tighorn in accordance with provisions of the card sponsorship agreement.  While the Bank continues to service existing credit card accounts, solicitations of new accounts were discontinued effective December 31, 2008.

The allegation contained in item 6 above was related to a stored value card program which was canceled in June 2008 in accordance with provisions of the card sponsorship agreement.  The card portfolio was transferred to another issuer on or about December 31, 2008.

Without admitting or denying any of the alleged charges of unsafe or unsound banking practices and any violations of law, the Bank has agreed to take the following corrective actions to address the foregoing alleged violations of law and/or regulation. Below each listed action is a description of the status of the Bank’s efforts to comply with the required action (in italics).

1.                     Provide full, accurate disclosure and refrain from making misleading statements to consumers regarding the Bank’s balance transfer credit card programs, the interest rates and fees associated with these programs, the Bank’s debt collection practices, and the Bank’s stored value card programs.

The Bank has established procedures for the review of disclosures and solicitation materials for both credit card and stored value card programs which require disclosures and solicitation materials be reviewed by the Bank’s compliance department and independent legal counsel with expertise in credit card and stored value card regulations.

2.                     The Board of Directors to participate fully in the oversight of the Bank’s compliance management system and to assume full responsibility for the approval of sound compliance policies and objectives. The Board of Directors to establish a compliance committee comprised of at least three directors who are not Bank officers that will meet at least monthly to review among other things, compliance with consumer laws and compliance with the Order. The Board of Directors to develop and adopt a comprehensive educational program for periodic training of Board members.

A Compliance Committee, which meets on a monthly basis, was established prior to entering into the orders and is still in place. A training program for the Board was prepared and approved by the Board on October 28, 2010.  Board members are participating in  training as provided for in the training program.

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

The Bank has developed and now maintains a written compliance program which is designed to ensure compliance with consumer laws.  A Compliance Committee, consisting of three outside directors, a Compliance Officer, who reports directly to the Committee, and the Chief Executive Officer, meets monthly and reports its activities to the full Board.

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

The Bank submitted the name and qualifications of a non-profit organization meeting the specific requirements as detailed in the orders for approval, and the FDIC Regional Director subsequently granted such approval. The Bank recorded the $300,000 expense in the third quarter of 2010 and  funded the donation on February 2, 2011.

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

The Bank submitted the name and qualifications of the independent accounting firm to the FDIC Regional Director for non-objection which was received on December 6,

2010. The restitution plans were submitted to the FDIC Regional Director for review and approval on November 29, 2010. On April 4, 2011 the Bank received approval from the FDIC for one of the restitution plans.  The Bank will begin implementing this plan.  For the remaining restitution plan, the FDIC has requested that the Bank make certain revisions and resubmit the plan to the FDIC Regional Director within 15 days for his review and approval  Once this approval is received, the Bank will implement this restitution plan.  The Bank recorded the $1.5 million expense in the third quarter of 2010.

10.               Furnish written progress reports to the FDIC detailing the form and manner of any actions taken to secure compliance with the Order and provide a description of the Order to the Bank’s shareholders in conjunction with the Bank’s next shareholder communication and also in conjunction with the Bank’s notice or proxy statement preceding the next shareholder meeting.

The initial progress report was provided to the FDIC on October 29, 2010. The Bank was exempted from filing the progress report due January 30, 2011 since the FDIC performed an onsite visitation to monitor the Bank’s progress in complying with the orders.

Additionally, as a result of the alleged violations of laws and/or regulation, the FDIC has assessed a civil money penalty in the amount of $500,000 against the Bank which has been paid to the United States Treasury.  The $500,000 expense was recorded in the third quarter of 2010.

The Corporation has entered into a written agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco, effective as of October 29, 2010, pursuant to which the Corporation has agreed to take the following actions listed below.  The Agreement was filed as an exhibit to the Company’s Current Report on Form 8-K, filed on November 2, 2010.   Below each listed action is a description of the status of the Corporation’s efforts to comply with the required action (in italics).

1.                     Take appropriate steps to fully utilize the Corporation’s financial and managerial resources to serve as a source of strength to the Bank, including taking steps to ensure the Bank’s compliance with the Consent Order, dated September 1, 2010, between the Bank and the FDIC and any other supervisory action taken by the Bank’s federal and state regulators;

The Corporation provided the Bank with a capital injection of $400,000 on December 31, 2010 in order to enhance the Bank’s capital.

2.                     Refrain from declaring or paying dividends, taking dividends or any form of payment from the Bank representing a reduction in the Bank’s capital, or making any distributions of interest, principal or other sums on the Corporation’s subordinated debentures or trust preferred securities absent prior regulatory approval;

The Board has acknowledged the requirement of obtaining regulatory approval prior to declaring or paying dividends, taking dividends or any form of payment from the Bank representing a reduction in the Bank’s capital, or making any distributions of interest, principal or other sums on the Corporation’s subordinated debentures or trust preferred securities.  No such transactions have occurred which required regulatory approval.

3.                     Refrain from incurring, increasing or guaranteeing any debt or repurchasing or redeeming any shares of its stock absent prior regulatory approval;

The Board has acknowledged the requirement of regulatory approval prior to incurring, increasing or guaranteeing any debt or repurchasing or redeeming any shares of its stock.  No such transactions have occurred which required regulatory approval.

4.                     Develop and submit for regulatory approval a cash flow projection of the Company’s planned sources and uses of cash for debt service, operating expenses and other purposes;

The required cash flow projection was submitted to the Federal Reserve Bank on December 27, 2010.

5.                     Comply with appropriate regulatory notice and approval requirements when appointing any new directors or senior executive officers or changing the responsibilities of any senior executive officer and comply with the limitations on indemnification and severance payments set forth in Section 18(k) of the Federal Deposit Insurance Act (12 USC 1828(i)) and Part 359 of the FDIC’s implementing regulations; and

The Board has acknowledged the notice and approval requirements when appointing any new directors or senior executive officers or changing the responsibilities of any senior executive officer and the obligation to comply with the limitations on indemnification and severance payments set forth in Section 18(k) of the Federal Deposit Insurance Act (12 USC 1828(i)) and Part 359 of the FDIC’s implementing regulations.  No changes have occurred which required regulatory approval.

6.                     Furnish written progress reports to the Federal Reserve Bank of San Francisco detailing the form and manner of any actions taken to secure compliance with the Agreement.

The initial progress report was submitted on January 30, 2011.

The Board of Directors and management believe the Corporation and the Bank are in substantial compliance or are taking steps toward compliance with all requirements of these regulatory actions.

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

Under the California Financial Code, no person shall, directly or indirectly, acquire control of a California licensed bank or a bank holding company unless the CDFI has approved such acquisition of control.  A person would be deemed to have acquired control of the Corporation under this state law if such person, directly or indirectly, has the power (i) to vote 25% or more of the voting power of the Corporation or (ii) to direct or cause the direction of the management and policies of the Corporation.  For purposes of this law, a person who directly or indirectly owns or controls 10% or more of the Common stock would be presumed to control the Corporation, subject to rebuttal.

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

ITEM 1A.  RISK FACTORS

DIFFICULT ECONOMIC AND MARKET CONDITIONS HAVE ADVERSELY AFFECTED THE BANKING INDUSTRY.

Dramatic declines in the housing market, with depressed home prices and high delinquencies and foreclosures during 2008 and through 2010, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions and government sponsored entities.  General downward economic trends, reduced availability of commercial credit and high unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  In some cases’ the related write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions or to fail.  The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.  In particular, we may face the following risks in connection with these events:

•                  We potentially face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•                  The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

•                  The value of the portfolio of investment securities that we hold may be adversely affected.

•                  We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

If economic conditions do not significantly improve, or current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our business, financial condition and results of operations.

Legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system, including the Emergency Economic Stabilization Act, or EESA, the American Recovery and Reinvestment Act, or AARA, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act. There can be no assurance, however, as to the actual impact that legislation and regulations will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of legislation and regulations to help stabilize the financial markets and a continuation or worsening of current financial market conditions could have a material, adverse effect on our business, financial condition, results of operations, access to credit or the value of our securities.

U.S. FINANCIAL MARKETS AND ECONOMIC CONDITIONS COULD ADVERSELY AFFECT OUR LIQUIDITY, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The impact of recent adverse economic events has been particularly acute in the financial sector.  The cost and availability of funds may be adversely affected by illiquid credit markets and the demand for our products and services may decline as our borrowers and customers realize the impact of an economic slowdown.  In view of the concentration of our operations and the collateral securing our loan portfolio in Northern California, we are particularly susceptible to the adverse economic conditions in the State of California.  In addition, the severity and duration of these adverse conditions is unknown and may exacerbate the exposure to credit risk and adversely affect the ability of our borrowers to perform under the terms of their lending arrangements with us.

Moreover, deterioration in local, regional, national or global economic conditions has caused us to experience an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, all of which have adversely affected our performance and financial condition. Unlike larger banks that are more geographically diversified, we provide banking and financial services locally, specifically within Monterey County, California. Therefore, we are particularly vulnerable to adverse local economic conditions.

CHANGES IN FINANCIAL MARKETS AND THE ECONOMY MAY NEGATIVELY AFFECT OUR OPERATIONS.

The United States economy is slowly recovering from a severe economic recession that began at the end of 2007 and no assurances can be provided as to the timeline for this economic recovery, which could be protracted.  The economic recession has resulted in significant business failures, substantial reductions in real estate values, and a significant downturn in the residential and commercial real estate markets, resulting in high levels of loan defaults and foreclosures and significant job losses. Over 6.6 million jobs were lost in 2008 and 2009 and while the level of job losses has decreased recently, the unemployment rate nationally was 9.6%(1) as of August 2010 and in California was 12.4% as of August 2010.

We conduct banking operations principally in Monterey County, California. As a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in Monterey County and Northern California, in general. Our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in Northern California, and continued adverse economic conditions could have a material effect upon us.

Financial markets, securities trading markets, and the economy generally, both in the United States and throughout the world, have experienced significant turmoil resulting primarily from the declines in real property values, elevated foreclosures on residential and commercial properties, extended leverage by securities brokerage firms, and energy price fluctuations. This turmoil has resulted in the failures of banks and securities brokerage firms, government brokered mergers of such firms to avoid bankruptcies or failures, and virtually unprecedented intervention by governments, particularly in the United States, with the enactment of EESA in October, 2008 and the extension of credit to insurance companies and the government take-over of domestic auto

(1) Source: U.S. Bureau of Labor Statistics.

manufactures, in an effort to support the economy, provide liquidity to lending institutions, and stabilize the financial sector. From January 1, 2008 through March 7, 2011, 344 banks have failed(2) and more failures are expected in 2011. These events may reduce: (i) our ability to service existing customers and to attract new customers; (ii) our borrowers’ ability to successfully operate their businesses; and (iii) our customers’ ability to repay their loans with us in accordance with their terms. Such developments would have a material negative effect on our earnings and financial condition. The full extent of the repercussions to our nation’s economy in general and our business projections in particular are not fully known at this time.

We can provide no assurance that economic conditions in the United States in general, in the State of California, or within our operating market will not further deteriorate or that such deterioration will not materially and adversely affect us. A further deterioration in the economic conditions locally, regionally or nationally could result in a further economic downturn in Northern California with the following consequences, any of which could further adversely affect our business:

•                  loan delinquencies and defaults may increase;

•                  problem assets and foreclosures may increase;

•                  demand of our products and services may decline;

•                  low cost or non interest-bearing deposits may decrease;

•                  collateral for loans may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral as a source of repayment of existing loans;

•                  foreclosed assets may not be able to be sold;

•                  volatile securities market conditions could adversely affect valuations of investment portfolio assets; and

•                  reputational risks may increase due to public sentiment regarding the banking industry.

LEGISLATIVE AND REGULATORY INITIATIVES TO ADDRESS DIFFICULT MARKET AND ECONOMIC CONDITIONS MAY NOT STABILIZE THE U.S. BANKING SYSTEM.

EESA, the Financial Stability Plan (FSP), AARA and the Homeowner Affordability and Stabilization Plan (HASP), and the numerous actions by the Board of Governors of the Federal Reserve System, the Treasury, the FDIC, the SEC and others are intended to address the liquidity and credit crisis, and to stabilize the U.S. banking, financial securities and housing markets. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide “back-stop” liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. EESA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the

(2) Source: www.fdic.gov/bank/individual/failed/banklist.html markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

RECENTLY ENACTED LEGISLATIVE REFORMS AND FUTURE REGULATORY REFORMS REQUIRED BY SUCH LEGISLATION COULD HAVE A SIGNIFICANT IMPACT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on our operations is unclear. The Dodd-Frank Act:

•                  eliminates, effective one year after the date of enactment, the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense;

•                  broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution;

•                  permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and noninterest-bearing transaction accounts have unlimited deposit insurance through December 31, 2013;

•                  requires publicly traded companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments in certain circumstances;

•                  authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials, and the SEC has recently promulgated such rules;

•                  directs the FRB to promulgate rules prohibiting excessive compensation paid to bank holding company executives; and

•                  creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Institutions with $10 billion or less in assets, such as the Bank, will continue to be examined for compliance with the consumer laws by their primary bank regulators.

In addition, we anticipate that the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, may include, among others:

•                  a reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;

•                  an increase in the cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;

•                  a limitation on our ability to raise capital through the use of trust pref1erred securities as these securities may no longer be included as Tier 1 capital going forward; and

•                  a limitation on our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

Further, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act.  Failure to comply with the new requirements may negatively impact our results of operations and financial condition.  While it is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on us, we expect that at a minimum, our operating and compliance costs and interest expense will increase.

FDIC DEPOSIT INSURANCE PREMIUMS HAVE INCREASED SUBSTANTIALLY AND MAY INCREASE FURTHER, WHICH WILL ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Our FDIC insurance expense for the years ended December 31, 2010 and 2009 amounted to $731,000, and $535,000, respectively.  The expense for the 2009 period included a $133,000 special assessment imposed in June 2009. We expect deposit insurance premiums will continue to increase for all banks, including the possibility of additional special assessments, due to recent strains on the FDIC deposit insurance fund resulting from the cost of recent bank failures and an increase in the number of banks likely to fail over the next few years. Our current level of FDIC insurance expense as well as any further increases thereto will continue to adversely affect our operating results.

Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits at any time that the reserve ratio falls below 1.15%. Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio.  The FDIC expected insured institution failures to peak in 2010 which would result in continued charges against the Deposit Insurance Fund, and they have implemented a restoration plan that changes both its risk-based assessment system and its base assessment rates.  As part of this plan, the FDIC imposed a special assessment in 2009.  The recently enacted Dodd-Frank Act provides for a new minimum reserve ratio of not less than 1.35% of estimated insured deposits and required that the FDIC take steps necessary to attain this 1.35% ratio by September 30, 2020; however, the Dodd-Frank Act exempts institutions with assets of less than $10 billion, like the Bank, from the cost of this increase.  It is generally expected that assessment rates will continue to increase in the near term due to the significant cost of bank failures, the relatively large number of troubled banks, and the requirement that the FDIC increase the reserve ratio.  Any increase in assessments will adversely impact our future earnings.

WE ARE SUBJECT TO REGULATORY ENFORCEMENT ACTIONS.

Effective September 1, 2010, the FDIC and the CDFI placed the Bank under a Joint Consent Order.  The Joint Consent Order requires the Bank to: (i) have and retain qualified management having such qualifications and experience commensurate with his or her duties and responsibilities at the Bank and notify the FDIC and the CDFI prior to adding any individual to the Bank’s Board of Directors or employing any individual as a senior executive officer of the Bank; (ii) develop and adopt a capital plan that complies with the FDIC’s Statement of Policy on Risk-Based Capital contained in Appendix A to Part 325 of the FDIC’s rules and regulations in order to maintain Tier 1 capital in such an amount to ensure that the Bank’s leverage ratio equals or exceeds 9% and the Bank’s total risk-based capital ratio equals or exceeds 12%; (iii)  not pay cash dividends or make any other payments to the Bank’s shareholders absent the prior written consent of the FDIC and the CDFI; (iv) eliminate, either by charge-off or collection, assets classified as “Loss” in the examination report of the FDIC and the CDFI relating to their examination of the Bank on February 16, 2010 (the “ROE”); (v) formulate a written plan to reduce the Bank’s risk exposure in adversely classified “Substandard” or “Doubtful” assets listed in the ROE; (vi) not extend any additional credit to or for the benefit of any borrower who has a loan or other extension of credit that either: (a) has been charged off or classified (in whole or in part) as “Loss” and is uncollected, or (b) absent the prior approval of the Bank’s board or loan committee,  has been classified (in whole or in part) as “Doubtful” or “Substandard;” (vii) review the appropriateness of the Bank’s allowance for loan and lease losses (“ALLL”) and establish a comprehensive policy for determining the appropriate level of the ALLL, including documenting the analysis according to the standards set forth in the  applicable policy guidelines of the FDIC; (viii) develop or revise, adopt, and implement a written lending and collection policy to provide effective guidance and control over the Bank’s lending functions in accordance with the requirements of the order; (ix) develop or revise, adopt, and implement a written liquidity and funds management policy that adequately addresses liquidity needs and contingency funding, appropriately reduces the Bank’s reliance on non-core funding sources and complies with FDIC’s Guidance on Liquidity Risk Management, dated August 26, 2008; (x) comply with the FDIC’s rules and regulations relating to brokered deposits and formulate and submit for approval, a written plan to eliminate the Bank’s reliance on brokered deposits; (xi) develop or revise, adopt, and implement a written plan addressing retention of profits, reducing overhead expenses, and setting forth a comprehensive budget to cover the three-year period from January 1, 2011 to December 31, 2013, which shall include formal goals, strategies and benchmarks which are consistent with sound banking practices to improve the Bank’s net interest margin, increase interest income, reduce discretionary expenses, and improve and sustain earnings; (xii) develop and submit for regulatory review and approval, a written three-year strategic plan, including a written profit plan, which includes, among other things, specific goals for the dollar volume of total loans, total investment securities and total deposits as of December 31, 2011 through December 31, 2013; (xiii) refrain from engaging in any expansionary activities, including opening any branches absent prior regulatory approval; (xiv) inform the FDIC and the CDFI prior to making any planned public announcement or notification regarding changes to the Bank’s financial condition, executive management or board of directors; and (xv) furnish written progress reports to the FDIC and the CDFI detailing the form and manner of any actions taken to secure compliance with the order; and provide a description of the order to the Bank’s shareholders in conjunction with the Bank’s next shareholder communication and also in conjunction with the Bank’s notice or proxy statement preceding the next shareholder meeting.

Effective September 29, the FDIC placed the Bank under a Consent Order, an Order for Restitution and an Order to Pay Civil Money Penalties (collectively, the “Order”).  In connection with the issuance of the Order, the FDIC alleged that the Bank had engaged in unsafe or unsound banking practices relating to its balance transfer credit cards offered to consumers under a card sponsorship agreement between the Bank and Tighorn Financial Services, LLC (“Tighorn”) and a stored value card program, both of which have since been cancelled.  The Order requires the Bank to: (i) provide full accurate disclosure and refrain from making misleading statements to consumers regarding the Bank’s balance transfer credit card programs, the interest rates and fees associated with these programs, the Bank’s debt collection practices, and the Bank’s stored value card programs;  (ii)  develop and maintain effective monitoring, training and audit procedures to review each aspect of the Bank’s agreement with third parties in order to ensure that third party vendors comply with consumer protection laws, regulatory guidance, regulations, and policies (“consumer laws”); (iii) develop and maintain an adequate compliance management system that implements a written compliance program to ensure the Bank’s compliance with consumer laws; (iv) retain a qualified compliance officer with the requisite knowledge and experience to administer an effective compliance management system, including experience with third-party debit and credit card agreements; (v) have an independent audit to ensure compliance with consumer laws; (vi) correct, to the extent possible, all violations of consumer laws and refrain from making, either directly or indirectly, any false, deceptive or misleading representations with respect to any extension of credit or other Bank product; (vii) contribute $300,000 to an established local or national non-profit organization for the specific purpose of consumer financial education and counseling; (viii) make restitution payments to certain consumers who had or currently have a credit card and/or a prepaid debit card issued by the Bank through agreements with certain third party vendors.  In this regard, the Bank must prepare a restitution plan for regulatory approval with respect to making restitution payments to such consumers not to exceed $2.5 million in the aggregate and reserve or deposit into a segregated account for the payment of restitution an amount not less than $1.5 million. The Bank is also required to retain an independent accounting firm to determine compliance with the restitution plan; (ix) furnish written progress reports to the FDIC detailing the form and manner of any actions taken to secure compliance with the Order and provide a description of the Order to the Bank’s shareholders in conjunction with the Bank’s next shareholder communication and also in conjunction with the Bank’s notice or proxy statement preceding the next shareholder meeting.  In addition, the Order requires the Bank’s Board to: (a) participate fully in the oversight of the Bank’s compliance management system; (b) assume full responsibility for the approval of sound compliance policies and objectives; (c) establish a compliance committee comprised of at least three directors who are not Bank officers that will meet at least monthly to review among other things, compliance with consumer laws and compliance with the Order; and (d) develop and adopt a comprehensive educational program for periodic training of Board members;  As a result of the alleged violations of laws and/or regulation, the FDIC assessed a civil money penalty in the amount of $500,000 against the Bank which has been paid to the United States Treasury.

The Corporation has entered into a written regulatory agreement with the Federal Reserve Bank of San Francisco, effective as of October 29, 2010.  The regulatory agreement requires the Corporation to: (i) take appropriate steps to fully utilize the Corporation’s financial and managerial resources to serve as a source of strength to the Bank, including taking steps to ensure the Bank’s compliance with the Joint Consent Order, the Order and any other supervisory action taken by the Bank’s federal and state regulators; (ii) refrain from declaring or paying dividends, taking dividends or any form of payment from the Bank representing a reduction in the Bank’s capital, or making any distributions of interest, principal or other sums on the Corporation’s subordinated debentures or trust preferred securities absent prior regulatory approval; (iii) refrain from incurring, increasing or guaranteeing any debt or repurchasing or redeeming any shares of its stock absent prior regulatory approval; (iv) develop and submit for regulatory approval a cash flow projection of the Corporation’s planned sources and uses of cash for debt service, operating expenses and other purposes; (v) comply with appropriate regulatory notice and approval requirements when appointing any new directors or senior executive officers or changing the responsibilities of any senior executive officer and comply with the limitations on indemnification and severance payments set forth in Section 18(k) of the Federal Deposit Insurance Act (12 USC 1828(i)) and

Part 359 of the FDIC’s implementing regulations; and (vi) furnish written progress reports to the Federal Reserve Bank of San Francisco detailing the form and manner of any actions taken to secure compliance with the regulatory agreement.

We are working on addressing the concerns raised in these enforcement actions and management is committed to taking all actions necessary to address and resolve any weaknesses so identified.  However, no assurances can be given that full compliance will be achieved and in such case, no assurance can be given that further enforcement actions will not be taken.  Such action could impose limitations on our ability to implement components of our business plan, require recognition of additional loan losses, mandate additions to the loan loss reserve and capital, and enforce monetary penalties, any one of which may have a material adverse effect on our results of operations and financial condition.  For a more complete discussion of these regulatory actions, including the specific actions taken by the Bank and/or the Corporation thus far in compliance with these regulatory actions, please refer to “Item 1 — Business - Regulation and Supervision — Regulatory Enforcement Powers,” herein.

WE ARE SUBJECT TO A REGULATORY ORDER THAT REQUIRES THAT WE INCREASE OUR CAPITAL.

The FDIC and the CDFI have imposed a Joint Consent Order on the Bank that requires that the Bank increase its capital to meet certain regulatory ratios.  Specifically, the Joint Consent Order requires that the Bank increase and thereafter maintain its Tier 1 capital to ensure that the Bank’s leverage ratio equals or exceeds 9% and thereafter maintain its total risk-based capital ratio in such an amount as to equal or  exceed 12%.  The Bank has developed a capital plan to ensure that the Bank’s leverage ratio equals or exceeds 9% and the Bank’s total risk-based capital ratio equals or exceeds 12%.  This capital plan was approved by the Board on October 28, 2010.  Although the Bank has consistently maintained a total risk-based capital ratio in excess of the required 12%, we anticipate conducting an offering to raise capital to meet the heightened capital requirements of the Joint Consent Order and to ensure continued compliance with the 9% leverage ratio requirement.  However, no assurance can be given that we will be able to raise sufficient capital to meet the heightened capital requirements.  The failure to meet the heightened regulatory capital requirements of the Joint Consent Order or the failure to comply with any other condition of the regulatory actions imposed on us may result in the imposition of additional enforcement actions which may have a material adverse effect on our results of operation and financial condition and limit our ability to grow.

For a more complete discussion of the Joint Consent Order and the other regulatory actions that we are subject to, please refer to “Item 1 — Business - Regulation and Supervision — Regulatory Enforcement Powers,” herein.

OUR ABILITY TO RAISE DEPOSITS IS CURRENTLY IMPAIRED.

We derive liquidity through deposit growth and payoff, maturity and sale of investment securities and loans.  As a result of the issuance of the regulatory orders, we are deemed by the FDIC to be only “adequately capitalized” and, therefore, must obtain a waiver from the FDIC in order to accept, renew or roll over brokered deposits. In addition, certain interest-rate limits apply to our deposit offerings. Even with a waiver, which has not been granted, the interest rate limitations on brokered and solicited deposits could also have the effect of reducing demand for some of our deposit products.  If our level of deposits were to be reduced, we would likely be forced to further reduce our interest-earning assets and seek alternative funding sources that may not be available.  Other possible consequences include the potential for increases in our borrowing costs as well as increases in our premiums to the Deposit Insurance Fund administered by the FDIC to insure deposits.  Such changes could have a materially adverse effect on our operations.

WE ARE LIMITED IN OUR ABILITY TO LEND.

At December 31, 2010, our legal lending limit was approximately $6.8 million for secured loans and $4.1 million for unsecured loans.  Accordingly, the size of the loans which we can offer to potential customers is less than the size of loans which many of our competitors with larger lending limits can offer.  Our legal lending limit affects our ability to seek relationships with the region’s larger and more established businesses.

CURTAILMENT OF GOVERNMENT GUARANTEED LOAN PROGRAMS COULD AFFECT A SEGMENT OF OUR BUSINESS.

A significant segment of our business consists of originating and periodically selling U.S. Government guaranteed loans, in particular those guaranteed by the Small Business Administration. Presently, the U.S. Government guarantees 75% to 90% of the principal amount of each qualifying SBA loan under the 7(a) loan program.   There is no assurance that the U.S. Government will maintain the SBA program or if it does, that such guaranteed portion will remain at its current funding level.  In addition, from time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee loans.  In addition, these agencies may change their rules for loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan programs.  Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable.  Therefore, if these changes occur, the volume of loans to small business, industrial and agricultural borrowers of the types that now qualify for government guaranteed loans could decline.  Also, the profitability of these loans could decline.  As the funding and subsequent sale of the guaranteed portion of 7(a) loans is a major portion of our business, the long-term resolution to the funding for the 7(a) loan program may have an unfavorable impact on our future performance and results of operations.

RECOGNITION OF A GAIN ON THE SALE OF OUR SBA LOANS MAY BE DEFERRED FOR A PERIOD OF 90 DAYS.

In June 2009, the Financial Accounting Standards Board issued Statement No. 166, “Accounting for Transfers of Financial Assets” (“FAS 166”).  Under FAS 166, if a transfer of a portion of an entire financial asset meets the definition of a “participating interest,” then the transferor must evaluate whether the transfer meets all of the conditions of FAS 166 to qualify for sale accounting. The participating interest definition in FAS 166 also applies to transfers of government-guaranteed portions of loans, such as those guaranteed by the Small Business Administration. In this regard, if a bank transfers the guaranteed portion of an SBA loan at a premium, the bank is obligated to refund the premium to the purchaser if the loan is repaid within 90 days of the transfer, known as the “Warranty Period.”  In addition, if the client does not make the first three (3) payments within the month they are due, the Warranty Period is extended to 275 days.  Under FAS 166, this premium refund obligation is a form of recourse, which means that the transferred guaranteed portion of the loan does not meet the definition of a “participating interest” for the 90-day, or potentially 275-day period that the premium refund obligation exists. As a result, the transfer must be accounted for as a secured borrowing during this period. After the Warranty Period, assuming the transferred guaranteed portion and the retained unguaranteed portion of the SBA loan then meet the definition of a “participating interest,” the transfer of the guaranteed portion can be accounted for as a sale if all of the conditions for sale accounting in FAS 166 are met.  As a result of FAS 166, we may not be able to recognize the gain on the sale of SBA loans during the Warranty Period thereby delaying the contribution to our capital base and reducing profitability. In light of the impact of FAS 166 on banks engaged in selling SBA loans, the National Association of

Government Guaranteed Lenders is working with the FDIC and the SBA to potentially reverse the effects of FAS 166 by possibly eliminating or making optional the SBA Warranty Period.

Effective February 2011 SBA revised Form 1086, Secondary Participation Guaranty Agreement, removing all reference to a warranty period for loans sold at a premium in the secondary market.  Transfers of the guaranteed portion of loans sold utilizing the revised Form 1086 are accounted for as a sale on the date of transfer.

THE RECENT REPEAL OF FEDERAL PROHIBITIONS REGARDING PAYMENT OF INTEREST ON DEMAND DEPOSITS COULD INCREASE THE CORPORATION’S INTEREST EXPENSE.

Federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions can commence offering interest on demand deposits to compete for clients. The Corporation does not yet know what interest rates, if any, other institutions may offer. The Corporation’s interest expense will increase and its net interest margin will decrease if it begins offering interest on demand deposits to attract customers or to maintain existing customers, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

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

WE HAVE A CONCENTRATION OF LOANS SECURED BY REAL ESTATE AND THE RECENT DOWNTURN IN THE LOCAL REAL ESTATE MARKET COULD HURT OUR BUSINESS AND OUR PROSPECTS.

At December 31, 2010, real estate served as the principal source of collateral with respect to approximately 77.7% of our loan portfolio. The recent downturn in the local and regional economies has had a material adverse effect on our borrower’s ability to repay these loans.  Further, the deterioration in economic conditions has severely impaired the value of the real property held as collateral.  As a result, the value of real estate collateral securing our loans has been reduced.  Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral has been diminished and we will likely suffer losses on defaulted loans.  In addition, acts of nature, including earthquakes, brush fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition and results of operations.

FUTURE GROWTH OR OPERATING RESULTS MAY REQUIRE THE CORPORATION TO RAISE ADDITIONAL CAPITAL BUT THAT CAPITAL MAY NOT BE AVAILABLE OR IT MAY BE DILUTIVE.

The Corporation is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations.  To the extent the Corporation’s future operating results erode capital, federal or state regulatory authorities require us to increase our capital, or the Corporation elects to expand through loan growth or acquisition it may be required to raise capital.  The Corporation’s ability to raise capital will depend on conditions in the capital markets, which are outside of its control, and on the Corporation’s financial performance. Accordingly, the Corporation cannot be assured of its ability to raise capital when needed or on favorable terms. If the Corporation cannot raise additional capital when needed, it will be subject to increased regulatory supervision and the imposition of restrictions on its growth and business.  These could negatively impact the Corporation’s ability to operate or further expand its operations through acquisitions or the establishment of additional branches and may result in increases in operating expenses and reductions in revenues that could have a material adverse effect on its financial condition and results of operations.

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

THE CORPORATION’S VALUATION ALLOWANCE FOR FORECLOSED ASSETS MAY BE INSUFFICIENT.

The majority of our foreclosed assets consist of real estate property located in the Monterey Peninsula and Salinas, California markets. The Corporation maintains a valuation allowance on foreclosed assets to reduce the carrying amount of these assets to their fair value less estimated cost to sell. We regularly obtain independent appraisals on each of these properties until each is sold and adjust the amount of the valuation allowance to the current appraised value less estimated cost to sell.  The determination of the appropriate level of the valuation allowance for foreclosed assets inherently involves some degree of subjectivity since it requires management to make estimates of selling costs for each property which may differ from actual costs incurred. In addition, significant declines in the local real estate market may occur which would affect the value of our foreclosed real estate properties. Management may not become aware of these changes until an updated appraisal is obtained or a sale is negotiated at which time an increase to the valuation allowance or a loss upon sale would be recorded, each of which would decrease net income. In instances where management becomes aware of significant market value declines, we may discount the value of the existing appraisal until an updated appraisal is obtained. Management’s estimate of the amount by which appraised values are discounted is very subjective and may not reflect a property’s current value when compared to the value reflected when the updated appraisal is received.   Due to foreclosed asset concentrations we have in various single family subdivisions, a significant decline in real estate values in these subdivisions will result in an increase in the valuation allowance, which will decrease net income and capital, and may have a material adverse effect on the Corporation’s financial condition and results of operations.

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

THE CORPORATION IS SUBJECT TO LENDING RISK.

There are inherent risks associated with the Corporation’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Corporation operates as well as those across the State of California and the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Corporation is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Corporation to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Corporation.

As of December 31, 2010, approximately 64% of the Corporation’s loan portfolio consisted of commercial and industrial, construction and land, and commercial real estate mortgage loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction and land, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations. See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial and industrial, construction and land, and commercial real estate loans.

THE CORPORATION IS SUBJECT TO LIQUIDITY RISK.

The Corporation must maintain adequate liquidity to meet its deposit and debt obligations as they become due. The Corporation’s access to funding sources in amounts sufficient to finance its activities and/or on terms that are acceptable to it could be impaired by factors that affect it specifically or the financial services industry or economy generally. Factors that could reduce its access to liquidity sources include a downturn in the California or national economy, difficult credit markets or adverse regulatory actions against the Corporation. The Corporation’s access to deposits may also be affected by the liquidity needs of its depositors. In particular, approximately 30% of the Corporation’s liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of its assets are loans, which cannot be called or sold in the same time frame. Although the Corporation historically has been able to replace maturing deposits and other borrowings as needed, it might not be able to replace such funds in the future, especially if a large number of its depositors sought to withdraw their accounts, regardless of the reason. The failure to maintain adequate liquidity could have a material adverse effect on the Corporation’s financial condition and results of operations.

THE CORPORATION IS SUBJECT TO REPUTATIONAL RISK.

On occasion, other financial institutions and customers make claims and take legal action pertaining to the Corporation’s performance of its fiduciary responsibilities. Whether these claims and legal actions related to the Corporation’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Corporation they may result in significant financial liability and/or adversely affect the community’s perception of the Corporation and its products and services which could impact customer demand for those products and services. Any financial liability or reputational damage could have a material adverse effect on the Corporation’s business, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.

THE CORPORATION IS SUBJECT TO ENVIRONMENTAL LIABILITY RISK ASSOCIATED WITH LENDING ACTIVITIES.

A significant portion (approximately 77.7%) of the Corporation’s loan portfolio is secured by real property.  During the ordinary course of business, the Corporation may foreclose on and take title to properties securing certain loans.  In doing so, there is a risk that hazardous or toxic substances could be found on these properties.  If hazardous or toxic substances are found, the Corporation may be liable for remediation costs, as well as for personal injury and property damage.  Environmental laws may require the Corporation to incur substantial expenses and may materially reduce the affected property’s value or limit the Corporation’s ability to use or sell the affected property.  In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Corporation’s exposure to environmental liability.  The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

WE CURRENTLY ARE UNABLE TO PAY DIVIDENDS ON OUR COMMON STOCK.

The Corporation is a separate and distinct legal entity from the Bank, and a substantial portion of the revenues it receives consists of dividends from the Bank.  Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company. In addition, the Corporation’s right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary may be subject to the prior claims of the subsidiary’s creditors. If the Bank is unable to pay dividends to the Corporation for any reason, in turn the Corporation may not be able to service its debt, pay its other obligations, or pay dividends on its common stock, which could have a material adverse effect on our business.

Presently, the Corporation is unable to pay dividends on the common stock because it has deferred interest payments on its outstanding subordinated debt securities and has agreed with the Federal Reserve Bank of San Francisco not to declare or pay dividends on its outstanding common stock.

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

The Bank also owns a building located at 556 Abrego Street, Monterey, California 93940, which houses a loan production office and additional office space.  The Bank currently operates four branch offices in Carmel-By-The-Sea, Carmel Valley, Pacific Grove and Salinas, California, all within approximately 20 miles from the Bank’s main office.  The land and improvements dedicated to the Carmel-By-The-Sea, Carmel Valley, Pacific Grove and Salinas branch offices are leased.  See Note 13 to the Corporation’s Consolidated Financial Statements included herein.

Generally, neither the Bank nor the Corporation may invest in equity interests in real estate, except for the direct use by the Bank or the Corporation in their business.  However, the Bank acquires real estate through foreclosure or resolution of outstanding loans, which properties are treated as non-performing assets and are marketed for sale.

ITEM 3.                                  LEGAL PROCEEDINGS

The Bank, its Chief Executive Officer and Chief Credit Officer were named as defendants in a lawsuit filed July 27, 2009 in the Monterey County Superior Court by Bank of the Orient.  The lawsuit involved claims related to loan participations purchased from the Bank and sought rescission of the participation agreements or damages and attorneys’ fees and costs.  While the action was originally filed in the Superior Court, under the terms of the participation agreements, the matter was submitted to arbitration through the American Arbitration Association.

The parties reached a settlement of the claims raised in the litigation which has been consummated.  The settlement resulted in a one-time pretax charge to the Bank’s earnings of $880,000 in the second quarter of 2010.

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

The Bank and its Chief Executive Officer and Chief Credit Officer were named as defendants in a lawsuit filed April 29, 2009 in the Monterey County Superior Court, by First Foundation Bank.  The lawsuit involves claims related to two loan participations purchased by First Foundation Bank from the Bank.  The lawsuit seeks to rescind the participation agreements, payment of all principal and interest, damages, attorneys’ fees and costs.  This matter was tried before a three member arbitration panel from January 10 through January 19, 2011 and is presently under submission for a decision.  It is reasonably possible but not probable that an unfavorable arbitration ruling will result in a loss.  The loss cannot be reasonably estimated, but the range of possible loss is zero to $4 million, with no number in the range more reasonable than another number.

The Bank was named as defendant in two separate actions filed June 17, 2008 and June 26, 2008 to foreclose mechanic’s liens on site improvements performed in the amounts of $1.5 million and $6.5 million, respectively. The actions assert that the mechanic’s liens have priority over the Bank’s Deeds of Trust against various lots in the subdivision that were benefited by the site improvements. The Bank is being defended by its title insurer and in legal counsel’s opinion the Bank does not have any exposure in these matters because the priority of its trust deeds is insured by policies of title insurance.

The Bank and its Chief Lending Officer were named as defendants in a lawsuit filed January 23, 2009 by Travis Construction Company in the Superior Court of Monterey County to foreclose a mechanic’s lien in connection with a single family residence financed by the Bank.  The parties reached a settlement of the claims raised in the litigation which has been consummated.  The settlement resulted in a one-time pretax charge to the Bank’s earnings of $113,000 in the fourth quarter of 2010.

The Bank, Total Card, Inc, Tighorn Financial Services, L.L.C. dba New Horizons and Mr. Gordon Shaffer were named as defendants in a lawsuit filed July 31, 2008 in the United States District Court District of Minnesota by Mr. Dennis Reeves.  The lawsuit alleged defendants were liable for violations of the Fair Debt Collections Practices Act (FDCPA) and the Minnesota Deceptive Trade Practices Act in connection with mailings sent to approximately 6,500 persons in

Minnesota.  On May 18, 2010, the District Court granted defendant’s motion for summary judgment to dismiss the Minnesota Deceptive Trade Practices Act claims, and ordered a trial on the remaining claims under the Fair Debt Collections Practices Act.  In the same order the court granted Plaintiff’s motion for class certification and certified a class of approximately 6,500 Minnesota consumers who had received letters similar to those received by Mr. Reeves. The parties reached a settlement of the claims raised in the litigation, the Court gave its final approval of the settlement on January 24, 2011. The settlement was consummated on March 2, 2011.  The settlement resulted in a one-time pretax charge to the Bank’s earnings of $150,000 in the third quarter of 2010.

Northern California Bancorp, Inc, Monterey County Bank and the Chief Executive Officer among other unrelated parties were named as defendants in a lawsuit filed July 22, 2010 in the Monterey County Superior Court by South Valley Developers, Inc. and Paseo Vista LLC.  The lawsuit seeks a declaration of the parties’ respective obligations under a profit participation agreement in which the Bank is a successor in interest, as well as damages for breach of contract and fraud related to a loan extended to one of the plaintiffs,  and injunctive relief pending the declaratory judgment.   Because discovery in this case only recently began, it is too early to assess the risk of loss.

Although the amount of any ultimate liability with respect to the above proceedings cannot be determined, in the opinion of management, an adverse ruling in the First Foundation lawsuit may have a material effect on the consolidated financial position of the Corporation and its subsidiary.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s stock is traded on the Over-the-Counter Bulletin Board, or OTCBB, under the stock symbol “NRLB,” which is a quotation service for securities not listed or traded on NASDAQ or a national securities exchange. In addition to the transactions in the common stock reported on the OTCBB, the Corporation also has knowledge of a limited number of transactions conducted between individual shareholders.

The Corporation currently is aware of one company that makes a market for its common stock, Howe Barnes Hoeffer & Arnett.

At December 31, 2010, there were 530 shareholders of record of the common stock of the Corporation. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

The Corporation did not repurchase any shares of the common stock in 2010.  The Corporation repurchased 20,678 and 46,010 shares of the common stock in 2009 and 2008, respectively, at an average price of $4.10 and $7.41 per share in 2009 and 2008, respectively.

The information in the following table indicates the high and low bid information and volume of trading for our common stock for each quarter since January 1, 2008, and is based upon information provided by the OTCBB.  The information does not include transactions for which no public records are available.  The OTCBB market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

Quarter/Year	Price ($)	Volume
1st quarter of 2008	$9.10-11.05	17,484
2nd quarter of 2008	$7.35-9.00	82,830
3rd quarter of 2008	$3.50-7.80	41,596
4th quarter of 2008	$2.25-4.72	33,085

1st quarter of 2009	$2.00-4.25	7,858
2nd quarter of 2009	$1.70-6.50	28,526
3rd quarter of 2009	$2.75-5.00	3,927
4th quarter of 2009	$3.50-6.00	6,007

1st quarter of 2010	$3.55-4.74	2,006
2nd quarter of 2010	$2.50-3.60	4,574
3rd quarter of 2010	$2.50-2.50	123
4th quarter of 2010	$1.50-2.50	12,663

The principal source of cash flow of the Corporation, including cash flow to pay dividends on its common stock or principal and interest on debt, is from interest and dividends on investments as well as tax benefit payments and dividends received from the Bank.  There are statutory and regulatory limitations on the payment of dividends by the Bank to the Corporation, as well as by the Corporation to its shareholders.

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

The Bank’s payment of dividends, as a California chartered commercial banking corporation, is also regulated by the California Financial Code.  Under the California Financial Code, funds available for cash dividend payments by the Bank are restricted to the lessor of: (i) retained earnings; or (ii) the Bank’s net income for its last three fiscal years (less any distributions to the shareholders made during such period).  As of December 31, 2010 the Bank had $16,007,000 in retained earnings.  The Bank’s net income for the last three fiscal years less distributions to shareholders was $4,809,000.

The Corporation did not pay a cash dividend in 2010 and 2009.  In December 2008 the Corporation paid a cash dividend of $0.25 per share.  The Bank paid cash dividends totaling $500,000 in 2009; no dividends were paid by the Bank in 2010 or 2008. The Bank is presently prohibited from paying and the Corporation has agreed not to accept from the Bank dividends absent prior regulatory authorization to do so under the terms of the regulatory orders and agreements that they became subject in 2010, as discussed under “Regulatory Enforcement Powers” of Item 1.

The Corporation has deferred interest payments on its subordinated debt securities. Therefore it may not pay any dividends or make a distribution on its common stock until the total deferred interest is paid.  Additionally, the Corporation, prior to paying any dividend or distribution, must request the prior approval of the Federal Reserve Bank.

ITEM 6.           SELECTED FINANCIAL DATA

The following summary presents the Corporation’s consolidated financial data as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006.  The data presented are derived from the Corporation’s audited Consolidated Financial Statements.  You should read this information in conjunction with Item 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of this Annual Report on Form 10-K for the year ended December 31, 2010 and our audited Consolidated Financial Statements included herewith.  The historical results presented in the following summary do not necessarily indicate expected results for future periods.

	At or for the Year Ended December 31,
(Dollars in thousands except share data)	2010	2009	2008	2007	2006
Summary of Operating Results:

Total interest income	$12,421	$15,262	$16,500	$16,941	$13,760
Total interest expense	5,737	8,079	9,749	8,002	5,197
Net interest income	6,684	7,183	6,751	8,939	8,563

Provision for loan losses	0	3,368	1,132	865	410
Net interest income after provision for loan losses	6,684	3,815	5,619	8,074	8,153

Total non-interest income	8,553	10,120	5,031	4,336	7,177
Total non-interest expenses	17,314	12,983	8,907	9,005	8,627

Income (loss) before provision (benefit)	(2,077)	952	1,743	3,405	6,703
Income tax provision (benefit)	(1,371)	(659)	281	1,476	2,866

Net income (loss)	$(706)	$1,611	$1,462	$1,929	$3,837

Per Common Share Data:

Net income (loss) - Basic (1)	$(0.40)	$0.90	$0.80	$1.08	$2.31
Net income (loss) - Diluted (2)	(0.40)	0.90	0.79	1.03	2.09
Book value, end of period	8.01	9.06	7.77	7.82	7.20
Avg shares outstanding (3)	1,785,891	1,791,218	1,890,591	1,785,812	1,658,675

Balance Sheet Data:

Total loans, net of unearned income and allowance for loan and lease losses (4)	$151,549	$163,213	$167,180	$168,748	$130,053
Total assets	263,617	273,295	306,201	253,865	190,570
Total deposits	207,998	202,422	189,730	167,333	131,628
Shareholders’ equity	14,307	16,150	14,352	14,434	12,402
Key Ratios:
Return (loss) on average assets (5)	(0.25)%	0.55%	0.54%	0.91%	2.24%
Return (loss) on average shareholders’ equity (5)	(4.43)%	9.98%	10.67%	14.09%	34.94%
Dividend payout ratio	0.00%	0.00%	30.78%	23.90%	15.72%
Net interest spread	3.03%	2.77%	2.45%	4.07%	4.82%
Net yield on interest earning assets (5)	3.18%	3.09%	2.87%	4.69%	5.58%
Avg shareholders’ equity to average assets (5)	5.62%	5.47%	5.04%	6.44%	6.40%
Risked-Based capital ratios:
Tier 1	9.31%	10.24%	8.80%	9.23%	9.50%
Total	12.85%	13.51%	12.31%	12.63%	14.90%
Total loans to total deposits at end of period (4)	72.86%	82.37%	88.11%	100.85%	98.80%
Allowance for loan losses to total loans at end of period (4)	2.04%	2.12%	1.42%	1.19%	1.07%
Nonperforming loans to total loans at end of period (4)	7.41%	5.33%	4.18%	1.98%	0.12%
Net charge-offs to average loans (4)	0.23%	1.33%	0.45%	0.17%	0.09%

(1)   Basic earnings per share amounts were computed on the basis of the weighted average number of shares of common stock during the year.  The weighted average number of shares used for this computation was ,1,785,891 for 2010, 1,791,218 for 2009, 1,890,591 for 2008, 1,785,812 for 2007 and 1,658,675 for 2006.

(2)   Fully diluted earnings per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include employee stock options.  The weighted average number of shares used for this computation was 1,785,359, 1,795,764, 1,848,173, 1,881,004 and 1,831,892 in 2010, 2009, 2008, 2007 and 2006, respectively.

(3)   Weighted average common shares.

(4)   Includes loans being held for sale.

(5)   Averages are of daily balances.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

General

The following discussion reviews and analyzes the operating results and financial condition of the Corporation, focusing on the Bank.  It should be read in conjunction with the Consolidated Financial Statements and the other financial data presented elsewhere herein.

Net income (loss) for 2010, 2009 and 2008 was $(706,000), $1,611,000, and $1,462,000, respectively.  The net income (loss) per share for 2010, 2009 and 2008 was $(0.40), $0.90, and $0.80, respectively.  The diluted net income (loss) per share for the same time periods was $(0.40), $0.90 and $0.79, respectively.  Return (loss) on average shareholders’ equity was (4.43%), 9.98%, and 10.67% in 2010, 2009 and 2008, respectively.  Return (loss) on average assets was (0.25%), 0.55%, and 0.54% in 2010, 2009 and 2008, respectively.

The decrease in net income in 2010 from 2009 levels can be attributed primarily to: (i) the decrease of $2.8 million or 18.61% in interest income from $15.3 million in 2009 to $12.4 million in 2010; (ii) the decrease in non-interest income of $1.6 million or 15.48% from $10.1 million in 2009 to $8.6 million in 2010; and (iii) the increase in non-interest expenses of $4.3 million or 33.36% from $13.0 million in 2009 to $17.3 million in 2010.  The decrease in net income in 2010 from 2009 was partially offset by a decrease in interest expenses of $2,342,000, or 29.0%, and an increase in income tax benefit of $712,000.

Interest income decreased primarily because average interest-earning assets decreased $21.6 million or 8.16% from $265.1 million in 2009 to $243.5 million in 2010.  Interest expense decreased primarily for the same reason; however, the average balance of time deposits in excess of $100,000, which comprise approximately 29% of the Corporation’s average interest-bearing liabilities and which represent the highest cost of interest-bearing liabilities to the Corporation, increased approximately $8.5 million or 14.67% from $58.0 million in 2009 to $66.5 million in 2010.

The primary reasons for the decrease in non-interest income of $1.6 million or 15.48% from $10.1 million in 2009 to $8.6 million in 2010 are: (i) decreases in gain on sales of investment securities of $2.2 million; (ii) decrease in other income of $751,000; and (iii) a decrease in service charges on deposit accounts of $219,000.  The decreases were partially offset by a gain of $1.5 million on the sale of merchant credit card processing accounts and an increase in income from sales and servicing of Small Business Administration loans.

The primary reasons for the increase in non-interest expenses of $4.3 million or 33.36% from $13.0 million in 2009 to $17.3 million in 2010 are: (i) an increase of $470,000 or 15.21% in salaries and benefits; (ii) an increase in expenses of $1.67 million or 119.13% associated with the Corporation’s foreclosed assets; (iii) an expense of $1.8 million that was recognized in 2010 in connection with a settlement with the FDIC that resulted from the issuance of various regulatory orders and the imposition of civil money penalties associated with the Bank’s card programs; and (iv) expenses of $1.1 million that were recognized in 2010 in connection with the settlement of three lawsuits.

The increase in earnings in 2009 compared to 2008 was due to an increase in noninterest income of $5,089,000 and a decrease of $940,000 in income tax expense. The increase in earnings was partially offset by a decrease of $1,804,000 in net interest income after provision for loan losses and an increase of  $4,076,000 in noninterest expense.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Corporation’s financial statements and accompanying notes.  Management believes that the judgments, estimates and assumptions used in preparation of the Corporation’s financial statements are appropriate given the factual circumstances as of December 31, 2010.

Various elements of the Corporation’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Corporation’s results of operations.  In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Corporation’s Consolidated Financial Statements to those judgments, estimates and assumptions that is critical to an understanding of the Corporation’s Consolidated Financial Statements.  This policy relates to the methodology that determines the allowance for loan and lease losses.  Management has discussed the development and selection of this critical accounting policy with the Audit Committee of the Board of Directors. Although Management believes the level of the allowance at December 31, 2010 is at an appropriate level and is adequate to absorb losses inherent in the loan portfolio, any number of factors, including a decline in the regional economy, may result in increasing losses that cannot reasonably be predicted at this time. For further information regarding the allowance for loan losses see “Provision and Allowance for Loan and Lease Losses,” and Note 6 to the Corporation’s audited Consolidated Financial Statements included elsewhere herein.

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

A third critical accounting policy relates to the valuation of deferred tax assets. The

Corporation is permitted to recognize deferred tax assets only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities. Management reviews this each year by comparing the amount of the deferred tax assets with amounts paid in the past that might be recovered by carryback provisions in the tax code and with anticipated taxable income expected to be generated from operations in the future. If it does not appear that the deferred tax assets are usable, a valuation allowance would be established to acknowledge their uncertain benefit.

Recently Issued Accounting Standards

Refer to Note 1 to the Consolidated Financial Statements — “Summary of Significant Accounting Policies” for discussion of the recently issued accounting standards.

NET INTEREST INCOME

Net interest income, the difference between (i) interest and fees earned on interest-earning assets and (ii) interest paid on interest-bearing liabilities, is the most significant component of the Bank’s earnings.  Changes in net interest income from period to period result from increases or decreases in the average balances of the interest-earning assets and interest-bearing liabilities, the availability of particular sources of funds and changes in prevailing interest rates.

The following table summarizes the Corporation’s net interest income:

	Years Ended			Increase (Decrease)
	December 31,			From Prior Year
	2010	2009	2008	2010/2009		2009/2008
				Amt	%	Amt	%
	(Dollars in thousands)
Interest income	$12,421	$15,262	$16,500	$(2,841)	(18.61)	$(1,238)	(7.50)
Interest expense	5,737	8,079	9,749	(2,342)	(28.99)	(1,670)	(17.13)
Net interest income	$6,684	$7,183	$6,751	$(499)	(6.95)	$432	6.40

Net interest income decreased $499,000 or 6.95% from 2009 to 2010.  Average interest-earning assets decreased 8.16%, while the average rate earned on the Bank’s interest-earning assets decreased 60 basis points, resulting in a decrease of $2,841,000 in total interest income.  Interest expense decreased $2,342,000, the result of a decrease of 4.85% in average interest-bearing liabilities, while the average rate paid decreased 86 basis points.

Net interest income increased $432,000 or 6.40% from 2008 to 2009.  Average interest-earning assets increased 6.75%, while the average rate earned on the Bank’s interest-earning assets decreased 66 basis points, resulting in a decrease of $1,238,000 in total interest income.  However, interest expense decreased $1,670,000, the result of the average rate paid on the average interest-bearing liabilities decreasing by 98 basis points, partially offset by a 7.04% increase in average interest-bearing liabilities.

Average Balances, Interest Income and Expense, Rates and Yields

The following table shows the components of net interest income, setting forth for each of the three years ended December 31, 2010, 2009 and 2008: (i) average assets, liabilities and investments, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) and (v) the net interest yield on average interest-earning assets (i.e., net interest income divided by average interest-earning assets).  Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on non-taxable securities of $1,071,000, $1,026,000 and $378,000 in 2010, 2009 and 2008, respectively.  Interest income on loans includes loan fees of $492,000, $858,000 and $1,041,000 in 2010, 2009 and 2008, respectively.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

	As of and for the Years Ended December 31,
	2010			2009			2008
	Average		Yield/	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans	$160,035	$9,641	6.02%	$169,853	$10,779	6.35%	$166,960	$12,297	7.37%
Time deposits - in other banks	24,860	58	0.23%	12,536	27	0.22%	1,306	29	2.22%
Invest securities - taxable	9,895	338	3.42%	37,936	2,171	5.72%	55,039	3,123	5.67%
Invest securities - nontaxable	48,701	3,454	7.09%	44,795	3,311	7.39%	16,667	1,218	7.31%
Federal funds sold	—	—	—	—	—	—	8,384	211	2.52%
Total interest-earning assets	243,491	13,491	5.54%	265,120	16,288	6.14%	248,356	16,878	6.80%

Allowance for loan and lease losses	(3,349)			(2,723)			(2,090)
Noninterest-earning assets:
Cash and due from banks	4,945			6,714			7,973
Bank premises and equipment	4,938			4,889			5,000
Accrued interest receivable	1,340			1,590			1,555
Other assets	32,182			19,506			10,754
Total average assets	$283,547			$295,096			$271,548

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand	$15,752	$15	0.10%	$14,707	$18	0.12%	$14,239	$36	0.25%
Money market savings	1,842	5	0.27%	1,425	3	0.21%	1,735	12	0.69%
Savings deposits	7,730	39	0.50%	5,856	29	0.50%	6,477	66	1.02%
Time deposits >$100M	66,459	1,616	2.43%	57,959	2,060	3.55%	58,787	2,717	4.62%
Time deposits <$100M	92,996	2,063	2.22%	95,712	3,388	3.54%	74,469	3,379	4.54%
Other borrowings	43,530	1,999	4.59%	64,295	2,580	4.01%	68,463	3,539	5.17%
Total interest-bearing liabilities	228,309	5,737	2.51%	239,954	8,078	3.37%	224,170	9,749	4.35%

Noninterest - bearing liabilities:
Noninterest-bearing checking	33,905			31,414			28,310
Accrued interest payable	1,443			1,485			1,934
Other liabilities	3,944			6,089			3,435
Total liabilities	267,601			278,942			257,849
Total shareholders’ equity	15,946			16,154			13,699
Total average liabilities and shareholders’ equity	$283,547			$295,096			$271,548

Net interest income		$7,754			$8,210			$7,129
Interest expense as a percentage of average interest-earning assets			2.36%			3.05%			3.93%
Net yield on interest-earning assets			3.18%			3.10%			2.87%
Net interest spread			3.03%			2.77%			2.45%

Rate and Volume Analysis

The following tables show the increase or decrease in interest income, interest expense and net interest income resulting from changes in rates and volumes for the year ended December 31, 2010 compared with the same period in 2009 and for the year ended December 31, 2009 compared with the same period in 2008

	Increase (decrease) in the year ended
	December 31, 2010 compared with December 31, 2009
(dollars in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$(623)	$(515)	$(1138)
Time deposits - in other banks	27	4	31
Invest securities - taxable	(1,605)	(228)	(1,833)
Invest securities - nontaxable	289	(146)	143
	1,912	(885)	(2,797)

Increase (decrease) in interest expense:
Interest-bearing demand	1	(4)	(3)
Money market savings	1	1	2
Savings deposits	9	1	10
Time deposits >$100M	302	(746)	(444)
Time deposits <$100M	(96)	(1,229)	(1,325)
Other Borrowing	(833)	252	(581)
	(616)	(1,725)	(2,341)
Increase (decrease) in net interest income:	$(1296)	$840	$(456)

	Increase (decrease) in the year ended
	December 31, 2009 compared with December 31, 2008
(dollars in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$213	$(1,731)	$(1,518)
Time deposits - in other banks	249	(251)	(2)
Invest securities — taxable	(970)	18	(952)
Invest securities — nontaxable	2,056	37	2,093
Federal funds sold	(211)	—	(211)
Total interest-earning assets	1,337	(1,927)	(590)

Increase (decrease) in interest expense:
Interest-bearing demand	1	(19)	(18)
Money market savings	(2)	(7)	(9)
Savings deposits	(6)	(31)	(37)
Time deposits >$100M	(38)	(619)	(657)
Time deposits <$100M	964	(955)	9
Other Borrowing	(216)	(743)	(959)
Total interest-bearing liabilities	703	(2,375)	(1,671)
Increase (decrease) in net interest income:	$634	$448	$1,081

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

The Corporation’s ALLL is maintained at a level believed adequate by management to absorb known and inherent probable losses on existing loans.  A provision for loan losses is charged to expense.  The allowance is charged for losses when management believes that full recovery on the loan is unlikely.  Generally, the Corporation charges off any loan classified as a “loss,” portions of loans which are deemed to be uncollectible, overdrafts which have been outstanding for more than 90 days, and all other unsecured loans past due 120 or more days.  Subsequent recoveries, if any, are credited to the ALLL.

Although no assurances can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the level of the allowance is appropriate to provide for all estimated credit losses in light of all known relevant factors.  At the end of 2010, 2009 and 2008, the Bank’s allowance stood at 2.04%, 2.12%, and 1.42% of gross loans, respectively.  Provisions were made to the allowance for loan and lease losses in 2009 and 2008 of $3,368,000 and $1,132,000, respectively.  No provision was made to the allowance for loan and lease losses in 2010.  The primary reason no provision to the ALLL was made in 2010 was a decrease in the average loan balance of $9,818,000 resulting from the migration of loans to foreclosed assets and loan payoffs. Loans charged off in 2010, 2009 and 2008 totaled $372,000, $2,329,000 and $750,000, respectively.  Recoveries for these same periods were $2,000, $77,000, and $3,000, respectively.

The Bank’s non-performing (delinquent 90 days or more and on non-accrual) loans as a percentage of total loans were 7.41%, 4.85% and 4.17% as of the end of 2010, 2009 and 2008, respectively.  The significant increase in non-accrual loans is primarily attributable to the continued economic slowdown and the softening of the real estate market.

NON-INTEREST INCOME

The following table presents a summary of the noninterest income:

	Years ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Service charges on deposit accounts	$408	$627	$760
Gain on sale of investment securities	964	3,189	449
Merchant discount fees	3,676	4,495	2,731
Credit card programs fees	1,246	1,075	514
Gain on sale of merchant credit card processing accounts	1,500	—	—
Income from sales and servicing of SBA Loans	528	400	329
Other income	231	334	248

Total noninterest income	$8,553	$10,120	$5,031

Total noninterest income decreased $1,567,000 or 15.48% in 2010 when compared with 2009.  The decrease resulted from decreases in gain on sales of investment securities of $2,225,000, merchant discount fees of $819,000, service charges on deposit accounts of $219,000 and other income of $103,000; which was partially offset by a gain of $1,500,000 on the sale of merchant credit card processing accounts and increases in credit card program fees of $171,000 and income from sales and servicing of Small Business Administration (SBA) loans of $128,000.

Total noninterest income increased $5,089,000 or 101.15% in 2009 when compared with 2008.  The increase resulted from increases in gain on sales of investment securities of $2,740,000, merchant discount fees of $1,764,000, credit card program fees of $561,000, other income of $86,000 and income from sales and servicing of Small Business Administration loans of $71,000, while service charges on deposit accounts decreased $133,000.

In 2009, the Bank sold a portfolio of securities and used the proceeds to prepay borrowings.  The gains on sale recorded in 2009 were partially offset by prepayment fees on the borrowings.

The sale of SBA guaranteed loans is a contributor to the Bank’s income.  SBA guaranteed loans yield up to 3.75% over the New York prime rate, and the guaranteed portions can be sold at premiums which vary with market conditions.  SBA loans are guaranteed by the full faith of the United States Government up to 85% of the principal amount.  The guaranteed portion has risks comparable for an investor in a U.S. Government security and can usually be sold in the secondary financial market, either at a premium or at a yield which allows the Bank to maintain a significant spread for itself.

The American Recovery and Reinvestment Act provided for reductions of loan fees, higher guarantees up to ninety (90%) percent, new SBA programs, secondary market incentives, and enhancements to current SBA programs.

There can be no assurance that the gains on sale of SBA loans will continue at, or above, the levels realized in the past three years.  The Small Business Administration has recently increased the guarantee fees borrowers must pay.  Increasing competition among lenders for qualified SBA borrowers may make it difficult for the Bank to continue to expand its program in this area, and may limit the level of premium that can be earned with regard thereto.

The following table presents a summary of activity in SBA loans for the years ended December 31:

(Dollars in thousands)	2010	2009	2008
SBA loans authorized	$9,275	$8,393	$3,235
SBA loans sold	$4,128	$2, 740	$2,194

The following table presents a summary of income from sales and servicing of SBA loans for the years ended December 31:

(Dollars in thousands)	2010	2009	2008
Income from premium	$349	$255	$142
Income from servicing	179	145	187
Total income from sales and servicing of SBA loans	$528	$400	$329

NON-INTEREST EXPENSES

The following table presents a summary of non-interest expenses:

	Years ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Salaries and benefits	$3,561	$3,091	$3,664
Occupancy and equipment expense	1,031	1,030	967
Foreclosed assets, net	3,070	1,401	112
Professional fees	1,485	1,034	164
Data processing	252	292	360
Prepayment fees on borrowings	39	888	—
Fdic and state assessments	731	535	137
FDIC Settlement - card programs	1,800	—	—
Litigation settlement	1,138	—	—
Other general and admin. expenses	4,207	4,712	3,503
	$17,314	$12,983	$8,907

Salary and benefits expense increased $470,000 in 2010 due primarily to a salary continuation expense of $56,000 compared to a credit of $184,000 in 2009, and increases in salary expenses of $131,000, employee benefits and taxes of $76,000 and employee training expenses of $25,000.  Salary and benefits expenses decreased $573,000 in 2009 due primarily to the Bank limiting merit increases, not paying incentive bonuses and suspending the 401K contribution match and an adjustment of $184,000 which reduced the deferred compensation accrual.

Occupancy and equipment expenses in 2010 remained at the same level as in 2009.   Occupancy and equipment expenses increased $63,000 in 2009, primarily due to increases of $26,000 in premises rent, $26,000 in depreciation expense and $22,000 in maintenance expense.

Professional fees for 2010 increased $451,000 due primarily to increases of $208,000 in legal fees, $201,000 in audit fees and $42,000 in loan collection expenses.  The increases in legal fees and collection expenses were a result of increased collection expenses on loans and costs associated with legal proceedings.  The increase in audit fees was due to increased third-party reviews and additional reviews of compliance related matters.  Professional fees for 2009 increased $870,000 due primarily to increases of $677,000 in legal fees and $170,000 in audit fees.  The increase in legal fees was a result of increased collection expenses on loans and cost associated with legal proceedings.  The increase in audit fees was related to third-party reviews deferred in 2008 to 2009 and additional reviews of compliance related matters.

Data processing expenses for 2010 decreased $40,000 as the Bank realized the full year benefit of a new data processing contract negotiated in 2009.  Data processing expenses for 2009 decreased $68,000 due primarily to negotiation of a new data processing contract.  The new data processing contract reduced monthly expense by approximately $3,500, additionally the processing company reimbursed the Bank for approximately $60,000 in expense due to a delay in implementing the contract.

Prepayment fees on borrowings in 2010 were $39,000 compared to $888,000 in 2009, a decrease of $849,000.  Prepayment fees on borrowings in 2009 were $888,000 compared to no prepayment fees in 2008.  The 2009 prepayment fees were incurred in order to reduce the Bank’s total assets by prepaying borrowings primarily with proceeds from sales of securities.

FDIC and state assessments for 2010 were $731,000 compared to $535,000 in 2009, an increase of $137,000.  The increase in assessments in 2010 was due primarily to increased FDIC insurance premium rates and the Bank’s risk-based capital level being lowered to “adequately capitalized” from “well capitalized” as a result of the issuance of various regulatory orders as more fully discussed under “Regulatory Enforcement Powers.”  FDIC and state assessments for 2009 were $535,000 compared to $137,000 in 2008.  The increase in assessments in 2009 was due to increased FDIC insurance premium rates and deposit growth.

The Bank recognized an expense of $1,800,000 in 2010 relating to a settlement entered into with the FDIC that resulted in the issuance of a Consent Order, Order for Restitution and Order to Pay Civil Money Penalties by the FDIC.  The Consent Order, Order for Restitution and Order to Pay Civil Money Penalties are more fully discussed under “Regulatory Enforcement Powers.”

The Bank also recognized a litigation settlement expense of $1,138,000 in 2010 which was incurred in connection with the resolution of three lawsuits.  One lawsuit involved claims related to loan participations purchased from the Bank and sought rescission of the participation agreements or damages and attorneys’ fees and costs.  The parties reached a settlement of the claims raised in the litigation which resulted in a charge to earnings of $888,000.  Another lawsuit sought to foreclose a mechanic’s lien in connection with a single family residence financed by the Bank.  The Bank established a reserve equal to its estimated cost of settling the lawsuit.  The third lawsuit alleged violations of the Fair Debt Collections Act and the Minnesota Deceptive Trade Practices Act in connection with credit card mailings sent to approximately 6,500 persons in Minnesota. The Bank, Total Card, Inc., Tighorn Financial Services, L.L.C. dba New Horizons and an individual associated with Tighorn were named as defendants in the lawsuit.  The parties have reached a settlement of the claims raised in the litigation which resulted in the Bank recording a charge to earnings of $150,000.

Other general and administrative expense for 2010 totaled $4,207,000 compared with $4,712,000 for 2009, a decrease of $505,000.  Significant changes occurred in the following categories: (i) operational losses totaled $109,000 in 2010 compared to recoveries which totaled $174,000 in 2009; (ii) director fees increased $74,000; (iii) business credit card expenses increased $67,000; and (iv) ATM expenses increased $46,000. These increases were partially offset by the following: merchant credit card processing expenses decreased $749,000, prepaid card expenses decreased $57,000, loan expenses decreased $56,000, credit card program expenses decreased $36,000, Poppy club account expenses decreased $25,000, bank security expenses decreased $18,000, advertising expenses decreased $16,000 and miscellaneous expenses decreased $15,000.

Other general and administrative expenses for 2009 totaled $4,712,000 compared with $3,503,000 for 2008, an increase of $1,209,000.  Significant changes occurred in the following categories: (i) merchant processing expenses increased $1,370,000; (ii) loan expenses increased $105,000; (iii) stored value card program expenses increased $65,000; (iv) ATM expense decreased $79,000; (v) business development expenses decreased $55,000; (vi) operational losses decreased $164,000; and (vii) stationary/supplies expense decreased $46,000.

INCOME TAXES

In 2010 and 2009, the provision for federal and state income taxes was a tax benefit of $1,371,000 and $659,000, respectively, while the tax provision was $281,000 for 2008.  This represents 66.01% of the loss before taxes in 2010, and 69.22% and 16.12% of income before taxes in 2009 and 2008, respectively.  The decrease in the effective tax rate for 2009 is a direct result of the Bank’s investing in tax-exempt securities, increased taxable deductions for provisions to the allowance for loan and lease losses and recognition of a tax benefit for losses on trading assets.

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

LOANS

Loans, the largest component of earning assets, represented 65.73% of average earning assets and 56.44% of average total assets during 2010, compared with 64.07% and 57.56%, respectively, during 2009.  In 2010, average loans decreased 5.78% from $169,853,000 in 2009 to $160,035,000.  Average construction loans decreased $10,140,000 or 83.05%, average real estate loans decreased $668,000 or 0.55%, and average consumer loans decreased $945,000 or 48.21%; while average commercial loans increased $1,935,000 or 5.57%.

Loans represented 64.07% of average earning assets and 57.56% of average total assets during 2009, compared with 67.23% and 61.48%, respectively, during 2008.  In 2009, average loans increased 1.73% from $166,960,000 in 2008 to $169,853,000.  Average real estate loans increased $6,837,000 or 5.09%, average commercial loans increased $3,617,000 or 11.62% and average installment loans increased $1,071,000 or 120.60%; while average construction loans decreased $8,632,000 or 41.41%.

The Bank’s commercial and industrial loans are generally made for the purpose of providing working capital, financing the purchase of equipment or inventory, and other business purposes. Such loans generally have maturities ranging from one year to several years.  Short-term business loans are generally intended to finance current transactions and typically provide for monthly interest payments with principal being payable at maturity or at 90-day intervals. Term loans (usually for a term of two to five years) normally provide for monthly installments of principal and interest.  The Bank, from time to time, utilizes accounts receivable and inventory as security for loans.

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

The Bank’s real estate loan portfolio consists both of real estate construction loans and real estate mortgage loans.  The Bank has initiated a program to generate more SBA loans, which generally yield higher returns than normal commercial loans.  The Bank does not make real estate development loans.  Real estate construction loans are made for a much shorter term, and often at higher interest rates, than conventional single-family residential real estate loans.  The cost of administering such loans is often higher than for other real estate loans, as principal is drawn on periodically as construction progresses.

The Bank also makes real estate loans secured by a first deed of trust on single family residential properties and commercial and industrial real estate.  California commercial banks are permitted, depending on the type and maturity of the loan, to lend up to 90% of the fair market value of real property (or more if the loan is insured either by private mortgage insurers or governmental agencies).  In certain instances, the appraised value may be less than the actual amount which could be realized by the Bank upon foreclosure, or declines in market value subsequent to making the loan may impair the Bank’s collateral position.

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

The following table presents the composition of the loan portfolio, including loans held for sale, at December 31 for each of the last five years:

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Commercial and industrial	$33,993	$33,605	$29,887	$30,197	$27,543
Construction	1,265	8,705	16,040	23,396	17,326
Real Estate	119,093	121,887	122,951	116,625	86,207
Consumer	512	2,746	966	876	697
Government guaranteed loans purchased	6	16	24	32	39
Total Gross Loans	154,869	166,959	169,868	171,126	131,812

Allowance for loan and lease losses	(3,159)	(3,529)	(2,413)	(2,028)	(1,409)
Deferred origination fees, net	(161)	(217)	(275)	(350)	(350)
Loans, net	$151,549	$163,213	$167,180	$168,748	$130,053

The following table shows the maturity distribution and repricing intervals of the Bank’s outstanding loans, excluding non-accrual loans, at December 31, 2010.  Balances of fixed rate loans are displayed in the column representative of the loan’s stated maturity date.  Balances for variable rate loans are displayed in the column representative of the loan’s next interest rate change.

	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial and industrial	$20,817	$4,054	$3,903	$28,774
Real Estate	44,536	42,377	27,205	114,118
Consumer	368	134	—	498
Government guaranteed loans purchased	6	—	—	6
Nonaccrual loans	—	—	—	11,473
Total Gross Loans	$65,727	$46,431	$31,108	$154,869

Loans with variable (floating) interest rates	$50,053	$1,284	$—	$51,337

Loans with predetermined (fixed) interest rates	$15,671	$45,280	$31,108	$92,059

Loans on npnaccrual	—	—	—	11,473

Total	$65,724	$46,564	$31,108	$154,869

Loan Concentrations

The Corporation has a concentration in real estate secured loans.  At December 31, 2010, loans secured by real estate totaled $119,093,000, or 76.90% of the total loan portfolio, compared to $121,887,000, or 73.00%, at December 31, 2009.  While there is a concentration in real estate secured loans, the risk associated with that concentration is mitigated by the diversity of types of real estate held as collateral and the variety of businesses and individuals that are borrowers.  The Corporation’s lending is concentrated in its primary lending area of Monterey County, California with $128,421,000, or 82.92%, located in this area at December 31, 2010 compared to $139,334,000, or 83.56%, at December 31, 2009.

Concentration of loans for specific industries and their percentage of total loans at December 31, 2010 and 2009 are as follows:

	2010	2009
Accommodation and food	24.62%	21.17%
Real estate and rental and leasing	16.45%	18.75%
Finance and insurance	9.04%	11.89%
Professional, scientific, and technical services	12.11%	10.44%

Non-performing and Non-accrual Loans

The Bank’s present policy is to cease accruing interest on loans which are past due as to principal or interest 90 days or more, except for loans which are well secured or when collection of interest and principal is deemed likely.  When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal and interest on the loan appears to be available.

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”) and other real estate owned (“OREO”), which are foreclosed properties:

	As of December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Accruing,
Past Due 90 Days or More:

Real Estate	$896	$—	$—	$—	$—
Commercial	11	—	—	—	—
Consumer	—	—	—	—	—
Other	—	—	—	—	—
Total accruing	907	—	—	—	—

Nonaccrual Loans:

Real Estate	6,241	5,137	6,876	3,200	—
Commercial	5,219	2,943	215	41	—
Consumer	13	—	—	155	155
Other	—	—	—	—	—
Total nonaccrual	11,473	8,080	7,091	3,396	155
Total nonperforming loans	12,380	8,080	7,091	3,396	155
Foreclosed assets	28,825	14,333	7,364	—	—
Total nonperforming assets	$41,205	$22,413	$14,455	$3,396	$155

Total loans end of period	$154,869	$166,959	$169,868	$171,126	$131,812

Ratio of nonperforming loans to total loans at end of period	7.99%	4.84%	4.17%	1.98%	0.12%

Ratio of nonperforming assets to total loans and foreclosed assets at end of period	22.43%	12.36%	8.16%	1.98%	0.12%

Interest income of $263,000 and $103,000 for the years ended December 31, 2010 and 2009, was recognized on the non-accruing and restructured loans listed in the table above; whereas, interest income of $573,000 and $578,000 would have been recognized under their original terms.

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

All watch list loans are subject to additional scrutiny and monitoring on a monthly or quarterly basis. The Corporation’s philosophy encourages loan officers to identify borrowers that should be monitored in this fashion and believes this process ultimately results in the identification of problem loans in a more timely fashion.

Management has identified $10,289,000 and $4,923,000 of loans, net of the SBA guaranteed portion, on its watch list, which were not included in impaired or non-performing loans at December 31, 2010 and 2009, respectively.

The Bank does not have any foreign loans or loans for highly leveraged transactions.

Summary of Loan Loss Experience

The following table reflects the activity in the Corporation’s allowance for loan and lease losses for the years ended December 31, 2010, 2009, 2008, 2007 and 2006:

Summary of Loan Loss Experience

	As of or For the Year ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Average loans outstanding	$160,035	$169,853	$166,960	$146,944	$118,699

Total loans outstanding at end of period	$154,869	$166,959	$169,868	$171,126	$131,812

Allowance, beginning of period	$3,529	$2,413	$2,028	$1,409	$1,101

Loans charged off during period:
Commercial	372	358	187	249	—
Consumer	—	37	—	1	109
Real Estate	—	1,908	563	—	—
Other	—	26	—	—	—
Total charge offs	372	2,329	750	250	109

Recoveries during period:
Commercial	2	2	3	4	0
Consumer	—	—	—	—	7
Real Estate	—	75	—	—	—
Other	—	—	—	—	—
Total recoveries	2	77	3	4	7

Net Loans charged off during the period	370	2,252	747	246	102

Additions to allowance for possible loan losses	0	3,368	1,132	865	410

Allowance, end of period	$3,159	$3,529	$2,413	$2,028	$1,409

Ratio of net loans charged off to average loans outstanding during the period	0.23%	1.33%	0.45%	0.17%	0.09%

Ratio of allowance to total loans at end of period	2.04%	2.11%	1.42%	1.19%	1.07%

Ratio of nonperforming loans to allowance for loan losses at end of period	391.87%	251.75%	293.82%	167.46%	11.00%

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

	December 31, 2010		December 31, 2009
	(Dollars in thousands)
	Amount	Percent of Loans in Catergory to Total Loans	Amount	Percent of Loans in Catergory to Total Loans
Commercial	$778	21.59%	$995	20.14%
Construction	63	0.82%	338	5.21%
Real Estate	2,195	76.90%	2,174	73.00%
Consumer	6	0.32%	9	1.65%
Other	8	0.38%	—	—
Unallocated	109	N/A	13	N/A
Total	$3,159	100%	$3,529	100%

FUNDING SOURCES

Average deposits increased 5.61% to $218,684,000 in 2010 from $207,073,000 in 2009.  In 2010 average certificates of deposit increased 3.76%, average demand deposits increased 7.92% and average interest checking, money market savings accounts as a group increased 15.17%.  Average certificates of deposit represented 72.92% of average deposits in 2010 compared with 74.21% in 2009.  Average interest checking, money market and savings accounts as a group were 11.58% of average deposits in 2010 compared with 10.62% in 2009.  Average demand deposits represented 15.50% of average deposits in 2010 compared with 15.17% in 2009.

The following table summarizes the distribution of average deposits and the average rates paid for the year ended December 31, 2010, 2009 and 2008:

	Average Deposits
	For the year ended		For the year ended		For the year ended
	December 31, 2010		December 31, 2009		December 31, 2008
	(Dollars in thousands)
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing checking	$33,905		$31,414		$28,310

Interest-bearing demand	$15,752	0.10%	$14,707	0.12%	$14,239	0.25%
Money market savings	1,842	0.27%	1,425	0.21%	1,735	0.69%
Savings deposits	7,730	0.50%	5,856	0.50%	6,477	1.02%
Time deposits >$100M	66,459	2.43%	57,959	3.55%	58,787	4.62%
Time deposits <$100M	92,996	2.22%	95,712	3.54%	74,469	4.54%
	184,779	2.02%	175,659	3.13%	155,707	3.99%
Total deposits	$218,684	1.71%	$207,073	2.66%	$184,017	3.37%

The following table sets forth the scheduled maturities of time deposits in denominations of $100,000 or greater at December 31, 2010:

Maturities of Time Deposits of $100,000 or more

At December 31, 2010

(Dollars in thousands)

Three months or less	$8,146
Over three months through six months	13,436
Over six months through twelve months	20,511
Over twelve months	21,178
$63,271

The Corporation has a line of credit with M & I Marshall & Ilsley Bank in the amount of $3,000,000, at an interest rate equal to the one month LIBOR plus 3.75% with a floor rate of 6.50%, and a maturity date of October 30, 2011.  At December 31, 2010 and 2009, $2,700,000 and $2,850,000, respectively, was advanced on the line.

The Bank has lines of credit from the Federal Home Loan Bank (FHLB) of San Francisco, and the Federal Reserve Bank with remaining available borrowing capacity on December 31, 2010 of $3,025,000 and $7,556,000, respectively.  The Federal Home Loan Bank line of credit has a maximum borrowing capacity of 15% of the Bank’s total assets, adjusted quarterly.  The FHLB line of credit is secured by a portion of the Bank’s real estate secured loans and securities at December 31, 2010.  At December 31, 2010, the total principal balance of pledged loans and securities was $47,653,000 and $2,655,000, respectively.  At December 31, 2009, the total principal balance of pledged loans and securities was $43,869,000 and $8,470,000, respectively.  The outstanding balance of FHLB borrowed funds was $25,000,000 and $29,000,000 at December 31, 2010 and 2009, respectively.  The average interest rate paid was 4.78% and 4.51% for the years ended December 31, 2010 and 2009, respectively.

The Federal Reserve Bank discount window line is secured by a portion the Bank’s securities.  At December 31, 2010 and 2009 the total market value of securities pledged was $9,637,000 and $20,462,000, respectively. At December 31, 2010 and 2009, the remaining available credit on the line was $7,558,000 and $2,707,000, respectively. No advances were outstanding on the line at December 31, 2010; a $10,000,000 advance was outstanding at December 31, 2009.  The average interest rate paid in 2010 and 2009 was 0.50%.

The following table provides information on eight FHLB advances outstanding at December 31, 2010:

		Funding	Maturity
Amount	Rate	Date	Date
	(Dollars in thousands)

$3,500,000	5.51%	7/17/06	7/18/11
1,500,000	5.52%	7/17/06	7/18/11
1,000,000	5.22%	8/25/06	8/25/11
5,000,000	5.21%	7/30/07	7/30/12
3,000,000	4.85%	10/1/07	10/1/12
5,000,000	1.75%	3/15/10	3/15/13
5,000,000	5.01%	9/18/07	9/18/14
1,000,000	7.72%	6/1/00	6/3/30
$25,000,000

The Bank has two letters of credit issued by FHLB of San Francisco. One letter of credit, in the amount of $330,000, expiring April 20, 2011, is used to secure local agency deposits.  The beneficiary of the letter of credit is the Administrator of Local Agency Security, Department of Financial Institutions.  The other letter of credit, in the amount of $1,300,000, expired on February 17, 201l, had MasterCard International Inc. as the beneficiary.  The letter of credit was replaced with a letter credit in the amount of $700,000 with a maturity date of August 17, 2011.

At December 31, 2009, the Bank had a loan from the Federal Reserve Bank in the amount of $10,000,000 with an interest rate of 0.50% and a maturity date of January 11, 2010.  At maturity, the loan was paid off with cash funds and funding from a new loan in the amount of $5,000,000 with the same terms and a maturity date of February 8, 2010.  The loan was paid off at maturity on February 8, 2010.

CAPITAL RESOURCES

The Corporation and the Bank maintain capital to comply with legal requirements, to provide a margin of safety for depositors and shareholders, and to provide for future growth and the ability to pay dividends.  At December 31, 2010, the Corporation’s shareholders’ equity was $14,307,000 versus $16,150,000 at December 31, 2009.  The Corporation paid no cash dividends in 2010 and 2009, whereas a cash dividend of $0.25 per share was paid in 2008.  The Bank paid no cash dividends in 2010 and 2008, whereas a cash dividend totaling $500,000 was paid to the Corporation in 2009. The Bank currently is prohibited from paying and the Corporation has agreed not to accept cash dividends from the Bank absent prior regulatory authorization to do so.  The Corporation provided the Bank with a capital injection of $400,000 on December 31, 2010.

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and Bank’s results of operations and financial condition.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Bank regulators may also impose higher capital requirements through the imposition of formal and informal regulatory actions. For example, the Bank is required under the terms of regulatory orders it became subject to in 2010 to maintain a Tier 1 leverage ratio and a Total Risk-Based capital ratio of 9% and 12%, respectively, which is higher than the minimum capital required to be “well-capitalized.” Management believes, as of December 31, 2010 and 2009, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

In general, the risk-based capital guidelines provide detailed definitions of which obligations will be treated as capital, and assign different weights to various assets and off-balance sheet items, depending upon the perceived degree of credit risk associated with each asset.  Each asset is assigned to one of four risk-weighted categories.  For example, 0% for cash and unconditionally guaranteed government securities; 20% for deposits with other banks and fed funds; 50% for state bonds and certain residential real estate loans; and 100% for commercial loans and other assets.  Capital is categorized as either Tier 1 capital, consisting of common shareholders equity, qualifying perpetual preferred stock to certain limits, minority interests in equity accounts of consolidated subsidiary and trust preferred securities to certain limits, less goodwill and other intangibles, or Tier 2 capital, which consists of supplementary capital including allowance for possible credit losses to certain limits, certain preferred stock, eligible subordinated debt, and other qualifying instruments).  The guidelines also define and set minimum capital requirements (risk-based capital ratios).  All banks are required to maintain Tier 1 capital of at least 4% and total capital of 8.0% of risk-adjusted assets. However, as a result of the regulatory orders, the Bank is required to maintain a minimum Total Risk-Based capital ratio of 12.0%. The Bank had a Tier 1 capital to total risk-adjusted assets capital ratio of 12.73% and 13.27% at December 31, 2010 and 2009, respectively.  The Bank’s Tier 1 capital exceeds the minimum regulatory requirement by $17,048,000.  The Bank had a Total Risk-Based capital to risk-adjusted assets ratio of 13.99% and 14.53% at December 31, 2010 and 2009, respectively.  The Bank’s Total Risk-Based capital exceeds the minimum regulatory requirement by $11,678,000 and exceeds the minimum ratio required under the regulatory orders by $3,868,000.

The Tier 1 leverage capital ratio guidelines require a minimum leverage capital ratio of 4% of Tier 1 capital to total assets less goodwill. However, as a result of the regulatory orders, the Bank is required to maintain a minimum leverage capital ratio of 9.0%.  The Bank had a leverage capital ratio of 9.06% and 9.63% at December 31, 2010 and 2009, respectively.  The Bank’s Tier 1 leverage capital exceeds the minimum regulatory requirement by $13,842,000 and exceeds the minimum ratio required under the regulatory orders by $72,000.

As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action.  Although the Bank’s capital ratios meet the definition of “well capitalized,” the FDIC is permitted, by regulation, to lower an institution’s capital adequacy rating by one level, if it determines the institution has a higher risk profile. The Bank received such notification from the FDIC during 2010.  The FDIC and FRB have adopted capital adequacy guidelines for use in their examination and regulation of banks and bank holding companies.  If the capital of a bank or bank holding company falls below the minimum levels established by these guidelines, it may be denied approval to acquire or establish additional banks or non-bank businesses, or the FDIC or FRB may take other administrative actions.  The guidelines employ two measures of capital:  (1) risk-based capital and (2) leverage capital.

On March 27, 2003, the Corporation’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust I (“Trust I”) issued $3 million in cumulative Trust Preferred Securities.  The securities bear a floating rate of interest of 3.25% over the three month LIBOR rate, payable quarterly.  The effective rate at December 31, 2010 and 2009 was 3.54% and 3.53%, respectively.  Concurrent with the issuance of the Trust Preferred Securities, Trust I used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Corporation. The Corporation pays interest on the Junior Subordinated Debentures to Trust I, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities.  The Corporation has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters.  The Trust Preferred Securities will mature on April 7, 2033, but can be redeemed at par, in whole or in part, on any January 7, April 7, July 7 or October 7 occurring after April 7, 2008.  The Corporation fully and unconditionally guarantees the obligations of Trust I, on a subordinated basis.

The Corporation received $2.91 million from Trust I upon issuance of the Junior Subordinated Debentures, of which $1 million was contributed by the Corporation to the Bank to increase its capital, $1.14 million was used to retire existing Corporation debt and the remainder was held as working capital.  Under applicable regulatory guidelines, a portion of the Trust Preferred Securities qualify as Tier I Capital and the remainder as Tier II Capital.

On November 13, 2003, the Corporation’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust II (“Trust II”) issued $5 million in cumulative Trust Preferred Securities.  The securities bear a floating rate of interest of 2.85% over the three month LIBOR rate, payable quarterly.  The effective rate at December 31, 2010 and 2009 was 3.14% and 3.13%, respectively. Concurrent with the issuance of the Trust Preferred Securities, Trust II used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Corporation. The Corporation pays interest on the Junior Subordinated Debentures to Trust II, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities. The Corporation has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters.  The Trust Preferred Securities will mature on November 8, 2033, but can be redeemed at par, in whole or in part, on any February 8, May 8, August 8 or November 8 occurring after November 8, 2008.  The Corporation fully and unconditionally guarantees the obligations of Trust II on a subordinated basis.

The Corporation received $4.96 million from Trust II upon issuance of the Junior Subordinated Debentures, of which $2.5 million was contributed by the Corporation to the Bank to increase its capital and the remainder was held as working capital.  Under applicable regulatory guidelines, a portion of the Trust Preferred Securities qualify as Tier I Capital and the remainder as Tier II Capital.

Issuance costs of $116,000 and $54,000 related to Trust I and Trust II, respectively, have been capitalized and are being amortized over the 30-year life of the securities.

During the years ended December 31, 2010, 2009 and 2008, interest expense on the Junior Subordinated Debentures totaled $288,000, $328,000, and $534,000, respectively.  The amortization of the issuance cost totaled $6,000 for each year ended December 31, 2010, 2009 and 2008, respectively.

The Corporation exercised its rights in accordance with Section 2.11 Extension of Interest Payment Period of the Indentures dated March 27, 2003 and November 13, 2003, for Trust I and Trust II, respectively, to defer interest payments for an undetermined period of time, not to exceed twenty (20) consecutive quarterly payments.  The deferral of interest payments on Trust I was effective with the October 7, 2009 interest payment.  At December 31, 2010 and 2009 accrued and unpaid interest totaled $177,000 and $60,000, respectively. The deferral of interest payments on Trust II was effective with the November 8, 2009 interest payment.  At December 31, 2010 and 2009 accrued and unpaid interest totaled $237,000 and $65,000, respectively.

LIQUIDITY

Liquidity represents the ability to provide sufficient cash flows or cash resources in a manner that enables an entity to meet its obligations in a timely fashion and  to adequately provide for anticipated future cash needs.

For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances, short-term borrowings and security sales. For a discussion of the funding sources from which the Bank can derive liquidity, please see the section entitled “Funding Sources,” above.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to at least 15% of total assets (“primary liquidity”), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10% of assets.  In addition, it seeks to generally limit loans to not more than 110% of deposits.  Within these ratios, the Bank generally has excess funds available to invest on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s total liquidity at December 31, 2010, 2009 and 2008 was 23.72%, 27.94%, and 35.49%, respectively, while its average loan to deposit ratio for such years was 71.68%, 82.37% and 89.48%, respectively.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts, that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors.  Additionally, deposits on which a financial institution pays an interest rate significantly higher than prevailing rates are considered to be brokered deposits.  Federal law and regulation restricts banks from soliciting or accepting brokered deposits, unless the bank is well capitalized under Federal guidelines.  The Bank had brokered deposits totaling $39,109,000, $63,359,000 and $1,996,000 at December 31, 2010, 2009 and 2008, respectively, which represented 18.77%, 31.26% and 1.05%, respectively, of total deposits. None of the Bank’s brokered deposits paid an interest rate significantly higher than prevailing rates. The Bank has received notice from the FDIC that its capital classification has been designated as adequately capitalized; therefore the Bank is prohibited from accepting new or renewing any brokered deposits. Further, the regulatory orders imposed on the Bank require the Bank to eliminate any reliance on brokered deposits.

The Corporation’s sources of revenues and liquidity are the dividends, tax equalization payments and management fees from the Bank and gains on securities held in a trading account and other investments.  The ability of the Bank to pay such items to the Corporation is subject to limitations under state and Federal law. Currently, the Bank is prohibited from paying and the Corporation has agreed not to accept dividends from the Bank as a result of the various regulatory actions imposed on the Bank and the Corporation in 2010.

INTEREST RATE RISK

Management of interest rate sensitivity (asset/liability management) involves matching and repricing rates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the constraints imposed by regulatory authorities, liquidity determinations and capital considerations.

The purpose for asset/liability management is to provide stable net interest income growth by protecting the Bank’s earnings from undue interest rate risk.  The Bank expects to generate earnings from increasing loan volume, particularly SBA guaranteed loans, appropriate loan pricing and expense control and not from trying to accurately forecast interest rates.  Another important function of asset/liability management is managing the risk/return relationships between interest rate risk, liquidity, market risk and capital adequacy.  The Bank gives priority to liquidity concerns followed by capital adequacy, then interest rate risk and market risk in the investment portfolio.  The policy of the Bank is to control the exposure of the Bank’s earnings to changing interest rates by generally maintaining a position within a narrow range around an “earnings neutral position.” An earnings neutral position is defined as the mix of assets and liabilities that generate a net interest margin that is not affected by interest rate changes.  However, Management does not believe that the Bank can maintain a totally earnings neutral position.  Further, the actual timing of repricing of assets and liabilities does not always correspond to the timing assumed by the Bank for analytical purposes.  Therefore, changes in market rates of interest will generally impact the Bank’s net interest income and net interest margin for long or short periods of time.

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the Federal Funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the Bank’s net interest margin based on the Bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  The following table shows the effect on net interest income of positive 100, 200, 300 and 400 basis point rate shocks and a negative 25 basis point rate shock at December 31, 2010.  The table only includes projections for a decrease of 25 basis points since the Federal Funds target rate is currently between 0% and 0.25%.

Rate Shock Increase (Decrease) in Basis Points	Percent Increase (Decrease) in Net Interest Income
(25)	(0.6)%
100	3.3%
200	6.8%
300	10.4%
400	14.0%

INVESTMENT SECURITIES

The Corporation maintains a trading account, at fair value, consisting of marketable securities.  At December 31, 2010 and 2009 the account value was $30,000 and $153,000, respectively.  In addition, the Corporation has investments in Northern California Bancorp Trust I of $93,000 and Northern California Bancorp Trust II of $155,000.  These are special-purpose trust subsidiaries which were formed to facilitate the issuance of trust preferred securities. All other investement securities are held by the Bank.

The following table sets forth the book and market value of investment securities as of December 31, 2010, 2009 and 2008:

	INVESTMENT PORTFOLIO MIX
	(Dollars in thousands)
	2010		2009		2008
	Book value	Market value	Book value	Market value	Book value	Market value
Available for sale:
Corporate Debt Securities	$—	$—	$—	$—	$5,846	$5,866
Mortgage Backed Securities	625	653	1,534	1,490	4,048	3,892
State/Local Agency	43,788	41,571	53,000	53,074	41,839	40,551
U.S. government Agencies	2,000	2,002	7,988	7,849	42,197	43,044
	$46,413	$44,226	$62,522	$62,413	$93,930	$93,353

Other Securities
Federal Home Loan Bank stock, restricted	$2,987	$2,987	$3,360	$3,360	$3,097	$3,097
AT Services, LLC	—	—	—	—	20	20
Metrocities Mortgage, LLC	—	—	—	—	10	10
The Independent Bankers Financial Corporation	51	51	51	51	51	51
Northern California Bancorp, Inc. Trust I	93	93	93	93	93	93
Northern California Bancorp, Inc. Trust II	155	155	155	155	155	155
Visa, Inc Class “B” Stock	426	426	426	426	426	426
	$3,712	$3,712	$4,085	$4,085	$3,852	$3,852

The contractual maturities of investment securities as well as tax equivalent yields based on amortized cost of those securities at December 31, 2010 are shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. All investment securities are due after ten years.

	After ten years		Total
(Dollars in thousands)	Market Value	Yield	Market Value	Yield
Available-for-sale
Mortgage Backed Securities	$653	5.21%	$653	5.21%
State/Local Agency Securities	41,571	7.32%	41,571	7.32%
U.S. Government Agencies	2,002	5.58%	2,002	5.58%
	$44,226	7.22%	$44,226	7.22%

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

OFF-BALANCE SHEET ARRANGEMENTS

The Bank has various “off-balance sheet” arrangements that might have an impact on its financial condition, liquidity, or results of operations. As of December 31, 2010 and 2009 the Bank had commitments to extend credit in the amount of $7,341,000 and $14,839,000, respectively.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements.

CONTRACTUAL OBLIGATIONS

The following table presents, as of December 31, 2010, the Corporation’s significant fixed and determinable contractual obligations by payment date.  The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, or other similar carrying value adjustments.

(Dollars in thousands)	One Year or Less	After One to Three Years	After Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	$63,425	$—	$—	$—	$63,425
Time deposits	98,757	38,450	3,933	3,443	144,583
FHLB borrowing	6,000	13,000	5,000	1,000	25,000
Junior Subordinated Debt				8,241	8,241
Operating Leases	394	420	141	—	955
Standby Letter of Credit	1,030	—	—	—	1,030

(Dollars in thousands)
Commitments to extend credit:
Commercial and Industrial	5,811
Consumer	28
Real Estate	449
Revolving Home Equity and Credit Card Lines	902

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements included in the Consolidated Financial Report issued by Hutchinson and Bloodgood LLP, Certified Public Accountants at the pages indicated

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

December 31, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Northern California Bancorp, Inc. and Subsidiary

Monterey, California

We have audited the accompanying consolidated balance sheets of Northern California Bancorp, Inc. and its wholly owned subsidiary, Monterey County Bank (collectively the Corporation),  as of December 31, 2010 and 2009 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern California Bancorp, Inc. and its wholly owned subsidiary, Monterey County Bank, as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Hutchinson and Bloodgood LLP

Glendale, California
April 11, 2011

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

(Dollars in Thousands, Except Share Data)

	2010	2009
ASSETS

Cash and due from banks	$16,400	$12,251
Total cash and cash equivalents	16,400	12,251
Trading assets	30	153
Investment securities available for sale (AFS)	44,226	62,413
Other investments	3,712	4,085
Loans held for sale	3,937	2,216
Loans, net of allowance for loan losses of $3,159 in 2010 and $3,529 in 2009	147,612	160,997
Premises and equipment, net	4,802	4,909
Cash surrender value of life insurance	4,226	4,097
Foreclosed assets	28,825	14,333
Interest receivable and other assets	9,847	7,841
	$263,617	$273,295

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non interest-bearing demand	$35,361	$25,781
Interest-bearing demand	18,404	16,984
Savings	9,660	6,270
Time less than $100,000	81,302	94,686
Time of $100,000 or more	63,271	58,701
Total deposits	207,998	202,422
Federal Home Loan Bank (FHLB) borrowed funds	25,000	29,000
Federal funds purchased	—	10,000
Revolving line of credit	2,700	2,850
Other borrowings	289	—
Interest payable and other liabilities	5,075	4,624
Junior subordinated debt securities	8,248	8,248
Total liabilities	249,310	257,144
Commitments and Contingencies (Notes 13 and 17)
Shareholders’ equity
Common stock, no stated par value, authorized 10,000,000 shares, issued and outstanding: 1,785,891 and 1,783,230 shares at December 31, 2010 and 2009, respectively	5,094	5,089
Retained earnings	10,387	11,092
Accumulated other comprehensive loss	(1,174)	(30)
Total shareholders’ equity	14,307	16,151
	$263,617	$273,295

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2010, 2009, and 2008

(Dollars in Thousands, Except Per Share Data)

	2010	2009	2008

Interest income
Loans and fee income on loans	$9,641	$10,779	$12,297
Time deposits with other financial institutions	—	—	29
Investment securities	2,722	4,456	3,963
Federal funds sold	58	27	211
Total interest income	12,421	15,262	16,500

Interest expense
Interest-bearing transaction accounts	20	22	48
Savings and time deposit accounts	2,102	3,417	3,445
Time deposits in denominations of $100,000 or more	1,616	2,060	2,717
Notes payable and other borrowings	1,999	2,580	3,539
Total interest expense	5,737	8,079	9,749

Net interest income	6,684	7,183	6,751
Provision for loan losses	—	3,368	1,132
Net interest income, after provision for loan losses	6,684	3,815	5,619

Non-interest income
Service charges on deposit accounts	408	627	760
Income from sales and servicing of Small Business Administration loans	528	400	329
Gain on sale of investment securities	964	3,189	449
Gain on sale of merchant credit card processing accounts	1,500	—	—
Other income	5,153	5,904	3,493
Total non-interest income	8,553	10,120	5,031

Non-interest expenses
Salaries and employee benefits	3,561	3,091	3,664
Occupancy and equipment	1,031	1,030	967
Foreclosed assets, net	3,070	1,401	112
Professional fees	1,485	1,034	164
Data processing	252	292	360
FHLB prepayment fees	39	888	—
FDIC Settlement - Card Programs	1,800	—	—
Litigation settlement	1,138	—	—
Other general and administrative	4,938	5,247	3,640
Total non-interest expenses	17,314	12,983	8,907

Income (loss) before income tax provision (benefit)	(2,077)	952	1,743
Income tax provision (benefit)	(1,371)	(659)	281

Net income (loss)	$(706)	$1,611	$1,462

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2010, 2009, and 2008

(Dollars in Thousands, Except Per Share Data)

	2010	2009	2008

Earnings (loss) per common share

Basic	$(0.40)	$0.90	$0.80
Diluted	$(0.40)	$0.90	$0.79

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2010, 2009, and 2008

(Dollars in Thousands, Except Share Data)

				Accumulated
				Other
	Number of	Common	Retained	Comprehensive
	Shares	Stock	Earnings	Income (loss)	Total

Balance at December 31, 2007	1,845,918	5,502	8,831	101	14,434

Cumulative effect - application of new accounting standard EITF 06-04 and EITF 06-10	—	—	(362)	—	(362)

Comprehensive income:
Net income for the year	—	—	1,462	—	1,462
Change in net unrealized loss on AFS securities and other assets, net of reclassification adjustment and tax effect	—	—	—	(403)	(403)
Total comprehensive income					1,059

Stock repurchase	(46,010)	(341)	—	—	(341)
$0.25 per share cash dividend	—	—	(450)	—	(450)
Exercise of stock options, including tax benefit	4,000	12	—	—	12
Balance at December 31, 2008	1,803,908	5,173	9,481	(302)	14,352

Comprehensive income:
Net income for the year	—	—	1,611	—	1,611
Change in net unrealized loss on AFS securities and other assets, net of reclassification adjustment and tax effect	—	—	—	272	272
Total comprehensive income					1,883
Stock repurchase	(20,678)	(84)	—	—	(84)
Balance at December 31, 2009	1,783,230	5,089	11,092	(30)	16,151

Comprehensive income:
Net loss for the year	—	—	(706)	—	(706)
Change in net unrealized loss on AFS securities and other assets, net of reclassification adjustment and tax effect	—	—	—	(1,144)	(1,144)
Total comprehensive loss					(1,850)
Exercise of stock options	2,661	6	—	—	6
Balance at December 31, 2010	1,785,891	$5,094	$10,387	$(1,174)	$14,307

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2010, 2009, and 2008

(Dollars in Thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(706)	$1,611	$1,462
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	365	332	312
Provision for loan losses	—	3,368	1,132
Provision for foreclosed asset losses	2,460	1,010	—
Realized gain on sales of available for sale securities and other investments, net	(964)	(3,189)	(449)
Gain on sale of merchant credit card processing accounts	(1,500)	—	—
Amortization of deferred loan fees, net	56	(75)	(291)
Net amortization (accretion) of securities	(83)	(595)	(234)
Deferred income tax benefit	(540)	(1,660)	(583)
Loss on sale of foreclosed assets	136	65	—
Increase in cash surrender value of life insurance	(129)	(128)	(124)
(Increase) decrease in assets:
Trading assets	123	208	863
Loans held for sale	(1,721)	(566)	237
Interest receivable	93	759	(774)
Other assets	(125)	(1,848)	3,598
Increase (decrease) in liabilities:
Interest payable	259	(559)	(417)
Other liabilities	46	(1,416)	1,675
Net cash provided (used) by operating activities	2,230	(2,683)	6,407

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in time deposits with other financial institutions	—	3,500	(3,500)
Activity in available-for-sale securities
Sales	25,129	130,689	51,322
Maturities, prepayments, and calls	1,658	7,250	3,700
Purchases	(9,486)	(105,768)	(106,639)
Redemption (purchase) of stock investments, restricted	373	(263)	—
Net increase in loans	(1,508)	(12,458)	(11,874)
Proceeds from loan sales	4,578	2,740	6,016
Proceeds from sale of foreclosed assets	2,435	4,303	—
Investment in real estate	(9,263)	(1,111)	(1,015)
Proceeds from sale of merchant credit card processing accounts processing accounts	1,000	—	—
Proceeds from sale of equipment	34	—	—
Additions to bank premises and equipment	(292)	(253)	(417)
Net cash used by investing activities	14,658	28,629	(62,407)

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2010, 2009, and 2008

(Dollars in Thousands)

	2010	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$5,576	$12,692	$20,974
Proceeds from borrowings	5,289	50,000	50,000
Repayments on borrowings	(19,150)	(92,651)	(18,000)
Proceeds from exercise of stock options	6	—	12
Repurchase of common stock	—	(84)	(341)
Cash dividends paid on common stock	—	—	(450)
Net cash provided by financing activities	(8,279)	(30,043)	52,195

Net decrease in cash and cash equivalents	4,149	(4,097)	(3,805)

CASH AND CASH EQUIVALENTS, BEGINNING	12,251	16,348	20,153

CASH AND CASH EQUIVALENTS, ENDING	$16,400	$12,251	$16,348

SUPPLEMENTARY INFORMATION

Interest paid	$5,477	$8,638	$9,200

Income taxes paid	$42	$768	$1,120

The notes to consolidated financial statements are an integral part of these statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Northern California Bancorp, Inc. (the Corporation), provides a variety of financial services through Monterey County Bank (the Bank), to individuals and small businesses through its five offices in Monterey County.  Its primary deposit products are demand and term certificate accounts.  Its primary lending products are real estate, commercial, construction, and Small Business Administration (SBA) loans.

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

December 31, 2010 and 2009

Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses, the allowance for losses on foreclosed assets, and the valuation of deferred tax assets for both regulatory purposes and accounting purposes.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and Federal funds sold on a daily basis, all of which mature within ninety days.

Trading Activities

The Corporation engages in trading activities of securities that are held principally for resale in the near term.  The securities are recorded in the trading assets account at fair value with changes in fair value recorded in earnings.  Interest and dividends are included in net interest income.

Quoted market prices, when available, are used to determine the fair value of trading instruments.  If quoted market prices are not available, then the fair values are estimated using pricing models, quoted prices of instruments with similar characteristics, or discounted cash flows.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; (3) the Bank’s intent not to sell the security; and (4) the lack of any need to sell the security before recovery of its cost basis.

Gains and losses on disposition are generally recognized on the trade date, based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

Restricted Stock Investments

Federal Home Loan Bank (FHLB) stock is carried at cost, and is evaluated for impairment based on an estimate of the ultimate recoverability of par value.

Sales and Servicing of SBA Loans

The Bank originates loans to customers under the SBA program that generally provides for SBA guarantees of 70% to 90% of each loan.  The Bank generally sells the guaranteed portion of each loan to a third party and retains only the non-guaranteed portion in its own portfolio.  A gain is recognized on these loans through collection on sale of a premium over the adjusted carrying value, and through the retention of servicing rights on the sold portion of the loan.  In calculating the gain, the Bank assumes that the loans sold will be outstanding for one-half of their contractual lives.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Sales and Servicing of SBA Loans (Continued)

The Bank’s investment in an SBA loan is allocated among the retained portion of the loan, the servicing asset, and the sold portion of the loan, based on the relative fair market value of each portion at the time of loan sale, adjusted for payments and other activities.  Since the portion retained does not carry an SBA guarantee, part of the gain recognized on the sold portion of the loan is deferred and amortized as a yield enhancement on the retained portion of the loan.  The servicing asset is amortized over an expected half life; in the event future prepayments are significant and future expected servicing fees are inadequate to cover the unamortized servicing asset, additional amortization is recognized.

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

December 31, 2010 and 2009

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

Loan origination fees and costs are deferred and amortized as an adjustment of the loan’s yield over the life of the loan using the interest method, which results in a constant rate of return, or the straight-line method for lines of credit.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to earnings and is maintained at a level considered adequate to provide for reasonably foreseeable loan losses.

The provision and the level of the allowance are evaluated on a regular basis by management and are based upon management’s periodic review of the collectibility of the loans in light of historical experience, known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant change.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans and foreclosed assets. Such agencies may require the Bank to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.  Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Loan losses are charged against the allowance when management believes the collectibility of the loan balance is unlikely.  Subsequent recoveries, if any, are credited to the allowance.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as either doubtful or substandard.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than that of the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Substantially all of the Bank’s loans that have been identified as impaired have been measured by the fair value of existing collateral.

Management segregates the loan portfolio into portfolio segments for purposes of estimating the allowance for loan losses.  A portfolio segment is defined as the level at which the Bank develops and documents a systematic method for determining its allowance for loan losses. The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate.

The Bank’s loan portfolio is segregated into the following portfolio segments:

Construction and Land Loan. This portfolio segment consists of the origination of one-to-four residential construction loans, commercial real estate construction loans, loans for the development of building lots and loans secured by vacant land.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 1.   Summary of Significant Accounting Policies  (Continued)

Allowance for Loan Losses  (continued)

One-to Four-Family First Lien.  This portfolio segment consists of the origination of first mortgage loans secured by 1-to 4-family owner occupied residential properties located in the Bank’s market area.

One-to Four-Family Junior Lien.  This portfolio segment consists of loans secured by junior liens on one-to-four family properties.  Such lending involves additional risks, since the lien position is junior to higher priority liens.

Commercial Real Estate Loans.  This portfolio segment includes loans secured by commercial real estate, including multi-family dwellings. Loans secured by commercial real estate generally have larger loan balances and more credit risk than 1-to 4-family mortgage loans. The increased risk is the result of several factors, including the concentration of principal in a limited number of loans and borrowers, the impact of local and general economic conditions on the borrower’s ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans.

Commercial and Industrial Loans. This portfolio segment includes commercial business loans secured by assignments of corporate assets and personal guarantees of the business owners. Commercial business loans generally have higher interest rates and shorter terms than one- to four-family residential loans, but they also may involve higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business.

Consumer Loans. This portfolio segment includes loans to individuals for personal lines of credit, life insurance premium financing, automobiles, and overdraft protection.

Small Business Administration (SBA) Guaranteed Loans. This portfolio segment includes loans to small businesses which qualify for the SBA’s loan guarantee program.  Borrowers must meet certain SBA guidelines in order to qualify for the program.  SBA loans generally have a higher risk factor than traditional commercial and industrial loans.

Credit Quality Indicators

The Company’s policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 1.   Summary of Significant Accounting Policies  (Continued)

Allowance for Loan Losses  (continued)

those assets characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, based on currently existing facts, conditions and values. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose the Bank to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are required to be designated as special mention.

When assets are classified as substandard or doubtful, the Company allocates a portion of the related general loss allowances to such assets as the Company deems prudent. Determinations as to the classification of assets and the amount of loss allowances are subject to review by regulatory agencies, which can require that we establish additional loss allowances. The Bank regularly reviews its asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for loan losses. Property is evaluated regularly to ensure that the recorded amount is supported by its current fair value and that valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary. Revenue and expenses from operations of foreclosed

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreclosed Assets (continued)

assets and changes in the valuation allowance are included in net expenses from foreclosed assets.

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

Bank Owned Life Insurance

The Bank has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Bank; (2) the transferee (buyer) obtains the right to pledge or exchange the transferred assets, free of conditions that would constrain it from taking advantage of that right;

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Transfers of Financial Assets (continued)

and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

The Bank, from time to time, sells participation interests in loans. In order to recognize the transfer of a portion of a financial asset as a sale, the transferred portion and any portion that continues to be held by the transferor must represent a participating interest, and the transfer of the participating interest must meet the conditions for surrender of control. To qualify as a participating interest: (i) each portion of a financial asset must represent a proportionate ownership interest in an entire financial asset; (ii) from the date of transfer, all cash flows received from the entire financial asset must be divided proportionately among the participating interest holders in an amount equal to their share of ownership; (iii) the transfer must not involve recourse (other than standard representation and warranties) to, or subordination by, any participating interest holder; and (iv) no party has the right to pledge or exchange the entire financial asset. If the participating interest or surrender of control criteria are not met, the transaction is accounted for as a secured borrowing arrangement.

Stock-Based Compensation Plans

The cost relating to stock-based compensation is measured at the grant-date fair value of the equity instruments issued. Cost is recognized over the required service period, generally defined as the vesting period. The Corporation uses the Black-Scholes option pricing model to estimate the fair value of stock options.

Earnings per share

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method.  The weighted average number of shares outstanding for basic earnings per share amounted to 1,785,359 for 2010, 1,791,218 for 2009, and 1,823,965 for 2008.  The weighted average number of shares outstanding for dilutive earnings per share amounted to 1,785,359 for 2010, 1,795,764 for 2009, and 1,848,173 for 2008.  The Corporation paid no cash dividends in 2010 and 2009, and cash dividends of $0.25 per share in 2008.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

FASB ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):Improving Disclosures About Fair Value Measurements requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the consolidated balance sheet and (ii) entities should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Corporation beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010. See Note 25, “Fair Value Measurements.”

FASB ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, was issued on July 21, 2010 and requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, entities are required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how an entity develops its allowance for credit losses and how it manages its credit exposure. This ASU is effective for interim and annual reporting periods ending after December 15, 2010. The Corporation has included these disclosures in Note 6, “Loans and Allowance for Loan Losses.”

FASB ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, was issued in January 2011. ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

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

The components of other comprehensive income (loss) and related tax effects for the years ended December 31, are as follows:

	2010	2009	2008
	(Dollars in thousands)
Unrealized holding gains (losses) on available for sale securities and other assets, net	$(1,118)	$3,685	$(284)
Reclassification adjustment for gains realized in income	(964)	(3,189)	(449)
Net unrealized gains (losses)	(2,082)	496	(733)
Tax effect	938	(224)	330

Other comprehensive gain (loss) net of tax	$(1,144)	$272	$(403)

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) and related tax effects as of December 31 are as follows:

	2010	2009
	(Dollars in thousands)
Unrealized holding losses on available for sale securities	$(2,187)	$(109)
Unrealized holding gains on available for sale asset strip receivable	53	55
Tax effect	960	24

Net-of-tax amount	$(1,174)	$(30)

Advertising Costs

Advertising costs are charged to operations when incurred.  The amount expensed for advertising for the years ended December 31, 2010, 2009, and 2008 was $64,000, $80,000, and $103,000, respectively.

Reclassification

Certain amounts have been reclassified in the 2009 and 2008 financial statements to conform to the 2010 presentation with no changes to previously reported income or shareholders’ equity.

Note 2.          CASH AND DUE FROM BANKS

The Bank is required to maintain aggregate reserves (in the form of cash and deposits with the Federal Reserve Bank) to satisfy federal regulatory requirements.  At December 2010 and 2009, the Bank met these requirements by maintaining reserve balances of $1,030,000 and $1,890,000, respectively.

Note 3.          TRADING ASSETS

At December 31, 2010 and 2009, the Corporation’s trading assets consisted of marketable equity securities in the amount of $30,000 and $153,000, respectively.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 4.          INVESTMENT SECURITIES AND OTHER INVESTMENTS

The following is a comparison of amortized cost and approximate fair value of investment securities at December 31:

	2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities Available for Sale
Mortgage Backed Securities	$625	$28	$—	$653
State/Local Agency Securities	43,788	60	(2,277)	41,571
Government Agency Securities	2,000	2	—	2,002

Total securities available for sale	$46,413	$90	$(2,277)	$44,226

	2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Other Investments, at cost
Federal Home Loan Bank stock, restricted	$2,987	$—	$—	$2,987
Northern California Bancorp, Inc. Trust I	93	—	—	93
Northern California Bancorp, Inc. Trust II	155	—	—	155
The Independent Bankers’ Financial Corporation	51	—	—	51
Visa, Inc Class B Stock	426	—	—	426

Total other investments	$3,712	$—	$—	$3,712

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 4.          INVESTMENT SECURITIES AND OTHER INVESTMENTS (Continued)

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

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 4.          INVESTMENT SECURITIES AND OTHER INVESTMENTS (Continued)

The amortized cost and fair value of debt securities by contractual maturity date at December 31, 2010 follows:

	Available for Sale
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)

Due after ten years	$46,413	$44,226

	$46,413	$44,226

Proceeds from maturity and sales of investment securities for the years ended December 31, 2010, 2009, and 2008 were $26,787,000, $137,939,000, and $55,022,000, respectively.  Realized gains for the years ended December 31, 2010, 2009, and 2008 were $964,000, $3,189,000, and $449,000, respectively.

As a member of the Federal Home Loan Bank (FHLB) system, the Bank is required to maintain an investment in FHLB stock in an amount equal to the greater of 1% of its outstanding mortgage loans or 5% of advances from the FHLB. As of December 31, 2010 and 2009, the Bank had advances from the FHLB totaling $25,000,000 and $29,000,000, respectively. No ready market exists for FHLB stock, and it has no quoted market value. FHLB stock is evaluated for impairment based on an estimate of the ultimate recoverability of par value.

At December 31, 2010 and 2009, U.S. Government and Mortgage Backed obligations with a carrying value of $2,655,000 and $8,761,000, respectively, were pledged to secure advances from the FHLB.

At December 31, 2010 and 2009 State/Local Agency obligations with a carrying value of $9,637,000 and $20,462,000, respectively, were pledged to secure loans from the Federal Reserve Bank.

Information pertaining to securities with gross unrealized losses at December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 4.          INVESTMENT SECURITIES AND OTHER INVESTMENTS (Continued)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)
Securities Available for Sale:
State/Local Agency Securities	27,238	(1,367)	5,854	(910)	33,092	(2,277)

Total	$27,238	$(1,367)	$5,854	$(910)	$33,092	$(2,277)

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

Management evaluates securities for other-than-temporary impairment at a minimum on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; (3) the Bank’s intention not to sell the security; and (4) the lack of any need to sell the security before recovery of its cost basis.

On December 31, 2010, 75 securities had an unrealized loss with aggregate depreciation of 6.56% from the Bank’s amortized cost basis. On December 31, 2009, forty securities had an unrealized loss with aggregate depreciation of 5.62% from the Bank’s amortized cost basis. The unrealized losses relate securities issued by state and local government agencies.  All such

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 4.          INVESTMENT SECURITIES AND OTHER INVESTMENTS (Continued)

securities are deemed to be investment grade as determined either by Moody or Standard and Poor’s or for unrated securities, by an independent consultant.  Based on this, as well as the factors stated in the previous paragraph, no decline is deemed to be other-than-temporary.

Note 5.          SALES AND SERVICING OF SBA LOANS

A summary of the activity of SBA loans for the years ended December 31 follows:

	2010	2009	2008
	(Dollars in thousands)

SBA loans originated	$9,275	$8,393	$3,235

SBA loans sold	$4,128	$2,740	$2,194

A summary of income from SBA loans sold for the years ended December 31 is as follows:

	2010	2009	2008
	(Dollars in thousands)

Income from premiums	$349	$255	$142
Income from servicing	179	145	187

Total SBA sales and servicing income	$528	$400	$329

Other borrowings of $289,000 at December 31, 2010 arose from the sale of the guaranteed portion of SBA loans which are subject to recourse provisions.  Upon receiving three consecutive monthly payments from the borrower, the recourse provisions will terminate, the transfers of the loans will be recorded as sales, and the secured other borrowing amounts will be extinguished.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 6.          LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of loan balances at December 31 follows:

	2010	2009
	(Dollars in thousands)

Commercial and industrial	$22,217	$21,787
Construction and land	14,788	24,916
Real Estate - commercial	62,854	63,469
Real Estate - residential	42,716	45,006
Consumer	489	2,750
SBA - unguaranteed portion held for investment	5,351	4,672
SBA - guaranteed portion	5,864	4,010
Other	590	349
Total	154,869	166,959
Allowance for loan losses	(3,159)	(3,529)
Deferred origination fees, net	(161)	(217)

Loans, net	$151,549	$163,213

Loans held for sale totaled $3,937,000 and 2,216,000 at December 31, 2010 and 2009, respectively, and are included in the SBA guaranteed portion above.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 6.          LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following presents an analysis of credit quality indicators by loan class at December 31, 2010:

	Grade
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Construction and land:
One-to four-family residential	$—	$—	$—	$—	$—
Commercial real estate	—	—	1,265	—	1,265
Land	8,837	—	4,686	—	13,523

One-to four-residential:
First liens	32,691	—	4,610	—	37,301
Junior liens	4,790	162	463	—	5,415

Commercial real estate:
Owner occupied	25,818	3,693	—	—	29,511
Non-owner occupied	31,947	500	896	—	33,343

Commercial and industrial:
Secured	13,071	658	3,339	—	17,068
Unsecured	5,149	—	—	—	5,149

Consumer	363	113	13	—	489

SBA:
SBA, unguaranteed portion held for investment	4,782	11	418	140	5,351
SBA, guaranteed portion	4,256	—	713	895	5,864

Other	590	—	—	—	590

Total	$132,294	$5,137	$16,403	$1,035	$154,869

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 6.          LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table sets forth an aging analysis of past due loans by loan class at December 31, 2010:

			Greater				Recorded
			Than				Investment
	30-59 Days	60-89 Days	90 Days	Total		Total	90 Days or more
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
	(Dollars in thousands)
Construction and land:
One-to four-family residential	$—	$—	$—	$—	$—	$—	$—
Commercial real estate	`	—	1,265	1,265	—	1,265	—
Land	—	265	1,922	2,187	11,336	13,523	—

One-to four-residential:
First liens	1,924	—	2,763	4,687	32,614	37,301	—
Junior liens	97	162	25	284	5,131	5,415	—

Commercial real estate:
Owner occupied	—	—	—	—	29,511	29,511	—
Non-owner occupied	635	—	896	1,531	31,812	33,343	896

Commercial and industrial:
Secured	1,095	360	3,164	4,619	12,449	17,068	—
Unsecured	401	300	—	701	4,448	5,149	—

Consumer	—	100	13	113	376	489	—

SBA:
SBA, unguaranteed portion held for investment	228	43	459	730	4,621	5,351	11

SBA, guaranteed portion	51	—	1,608	1,659	4,205	5,864

Other	—	—	—	—	590	590	—

Total	$4,431	$1,230	$12,115	$17,776	$137,093	$154,869	$907

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 6.          LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans by portfolio segment, and the related allowance for loan loss for each segment, are presented below as of December 31, 2010. Loans and the allowance for loan losses are further segregated by impairment methodology.

	Loan Balance			Allowance for Loan Losses:
	Individually evaluated for impairment	Collectively evaluated for impairment	Balance	Individually evaluated for impairment	Collectively evaluated for impairment	Balance
	(Dollars in thousands)
Construction and Land	$3,453	$11,335	$14,788	$93	$278	$371

One-to Four-Residential:

First lien	2,763	34,538	37,301	43	439	482

Junior lien	25	5,390	5,415	1	418	419

Commercial real estate	—	62,854	62,854	—	985	985

Commercial and Industrial	3,164	19,053	22,217	33	277	310

Consumer	13	476	489	3	3	6

SBA - unguaranteed portion	447	4,904	5,351	120	349	469

SBA - guaranteed portion	1,608	4,256	5,864	—	—	—

Other	—	590	590	—	8	8

Unallocated					109	109

Total	$11,473	$143,396	$154,869	$293	$2,866	$3,159

Loans evaluated individually for impairment have been classified as substandard or doubtful at December 31, 2010.  Loans evaluated collectively for impairment consist of all loans in the portfolio which are not impaired.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 6.          LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table summarizes loans on nonaccrual status by loan class at December 31, 2010:

(Dollars in thousands)
Construction and land:
Commercial real estate	$1,265
Land	2,188

One-to four-residential:
First liens	2,763
Junior liens	25

Commercial and industrial:
Secured	3,164

Consumer	13

SBA:
SBA, unguaranteed portion held for investment	447

SBA guaranteed protion	1,608

Total	$11,473

Loans past due greater than 90 days totaled $12,115,000 compared to total nonaccrual loans of $11,473,000 at December 31, 2010.  The difference of $642,000 was due to two loans totaling $907,000 which were well secured and in the process of collection and were not classified as nonaccrual, and a $265,000 loan which was past due less than 90 days but was classified as nonaccrual.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 6.          LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table summarizes the Bank’s investment in loans for which impairment has been recognized as of and for the year ended December 31, 2010.  Impaired loans consist of the loans on non-accrual status.

Impaired Loans (by class)

For the Year Ended December 31, 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Construction and land:
One-to four-family residential	$—	$—	$—	$118	$—
Land	1,660	1,660	—	709	20
One-to four-residential:
First Liens	1,953	1,953	—	1,466	47
Junior Liens	—	—	—	35	—
Commercial and industrial:
Secured	3,000	3,000	—	115	95
SBA:
SBA, unguaranteed portion held for investment	57	57	—	8	15

SBA. guaranteed portion	1,608	1,608	—	1,806	—

With an allowance recorded:
Construction and land:
Commercial real estate	1,265	1,265	63	3	31
Land	528	528	30	528	—
One to four residential:
Fisrt Liens	810	810	43	24	28
Junior Liens	25	25	1	3	—
Commercial and industrial:
Secured	164	164	33	21	15
Consumer	13	13	3	4	1
SBA:
SBA, unguaranteed portion held for investment	390	416	120	779	11

Total:
Construction and land	$3,453	$3,453	$93	$1,358	$51
One to four residential Fist Lien	2,763	2,763	43	1,490	75
One to four residential Junior Lien	25	25	1	38	—
Commercial and industrial	3,164	3,164	33	136	110
Consumer	13	13	3	4	1
SBA Unguaranteed portion	447	473	120	787	26
SBA Guaranteed portion	1,608	1,608	—	1,806	—
	$11,473	$11,499	$293	$5,619	$263

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 6.          LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Average recorded investment is computed by multiplying the recorded investment by the number of days during the year that the loan was impaired, then dividing that result by 365.

The following table summarizes the Bank’s investment in loans for which impairment has been recognized as of and for the year ended December 31, 2009.  Impaired loans consist of the loans on non-accrual status.

2009
(Dollars in thousands)

Total impaired loans which as a result of write-down or the fair value of the collateral, did not have a specific allowance	$4,399
Impaired loans which have a specific allowance	3,681

Total impaired loans	$8,080

Total specific allowance on impaired loans	$357

Average recorded investment in impaired loans during the period	$6,490
Income recognized on impaired loans during the period	$—

No funds are committed to be advanced in connection with impaired loans as of December 31, 2010.

As of December 31, 2010 two loans totaling $907,000, which are well secured and in the process of collection, were past due 90 days or more and still accruing interest.  As of December 31, 2009, there were no loans past due 90 days or more and still accruing.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 6.          LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table summarizes the Bank’s allowance for loan losses as of December 31, 2010 and 2009, respectively.

	2010	2009
	(Dollars in thousands)

Beginning balance	$3,529	$2,413
Recoveries	2	77
Loans charged off	(372)	(2,329)
Provision for loan losses	—	3,368

Ending balance	$3,159	$3,529

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balance of loans serviced for others was $66,068,000 and $67,836,000 at December 31, 2010 and 2009, respectively.

Note 7.          FORECLOSED ASSETS

As of December 31, 2010 and 2009, foreclosed assets totaled $28,825,000 and $14,333,000, respectively, net of a valuation allowance of $3,106,000 and $1,010,000.  The provision to the valuation allowance was $2,460,000 and $1,010,000 for the years ended December 31, 2010 and 2009, respectively.

Operating expenses for foreclosed assets totaled $474,000, $326,000 and $112,000 for the years ended December 31, 2010, 2009 and 2008, respectively. A net loss of $136,000 and $65,000 was recognized on the sale of foreclosed assets for the years ended December 31, 2010 and 2009, respectively.  There were no sales of foreclosed assets during the year ended December 31, 2008.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 8.                                  PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of banking premises and equipment and their estimated useful lives at December 31 follows:

			Estimated
	2010	2009	Useful Lives
	(Dollars in thousands)

Land	$1,174	$1,174
Building	1,816	1,816	40 years
Building improvements	1,100	1,094	40 years
Leasehold improvements	1,080	1,080	Lease term
Furniture and equipment	2,832	2,679	3-8 years
	8,002	7,843
Accumulated depreciation	(3,200)	(2,934)

	$4,802	$4,909

Depreciation and amortization expense for the years ended December 31, 2010, 2009, and 2008 amounted to $365,000, $332,000, and $312,000, respectively.

Note 9.                                  DEPOSITS

At December 31, 2010, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)

Years Ending December 31:
2011	$98,646
2012	31,316
2013	7,245
2014	2,316
2015	1,617
Thereafter	3,433

$144,573

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 10.                           JUNIOR SUBORDINATED DEBT SECURITIES

On March 27, 2003, the Corporation’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust I (“Trust I”) issued $3 million in cumulative Trust Preferred Securities.  The securities bear a floating rate of interest of 3.25% over the three month LIBOR rate, payable quarterly.  The effective rate at December 31, 2010 and 2009 was 3.54% and 3.53%, respectively.  Concurrent with the issuance of the Trust Preferred Securities, Trust I used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Corporation. The Corporation will pay interest on the Junior Subordinated Debentures to Trust I, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities.  The Corporation has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters.  The Trust Preferred Securities will mature on April 7, 2033, but can be redeemed at par, in whole or in part, on any January 7, April 7, July 7 or October 7 occurring after April 7, 2008.  The Corporation fully and unconditionally guarantees the obligations of Trust I, on a subordinated basis.

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

On November 13, 2003, the Corporation’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust II (“Trust II”) issued $5 million in cumulative Trust Preferred Securities.  The securities bear a floating rate of interest of 2.85% over the three month LIBOR rate, payable quarterly.  The effective rate at December 31, 2010 and 2009 was 3.14% and 3.13%, respectively. Concurrent with the issuance of the Trust Preferred Securities, Trust II used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Corporation. The Corporation will pay interest on the Junior Subordinated Debentures to Trust II, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities. The Corporation has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters.  The Trust Preferred Securities will mature on November 8, 2033, but can be redeemed at par, in whole or in part, on any February 8, May 8, August 8 or November 8 occurring after November 8, 2008.  The Corporation fully and unconditionally guarantees the obligations of Trust II on a subordinated basis.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

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

During the years ended December 31, 2010, 2009 and 2008 interest expense on Junior Subordinated Debentures totaled $288,000, $328,000, and $534,000, respectively.  The amortization of the issuance cost totaled $6,000 for each year ended December 31, 2010, 2009 and 2008, respectively.

The Corporation exercised its rights in accordance with Section 2.11 Extension of Interest Payment Period of the Indentures dated March 27, 2003 and November 13, 2003, for Northern California Bancorp, Inc. Trust I and Trust II, respectively, to defer interest payments for an undetermined period of time, not to exceed twenty (20) consecutive quarterly payments.  The deferral of interest payments on Northern California Bancorp, Inc. Trust I was effective with the October 7, 2009 interest payment.  At December 31, 2010 and 2009 accrued and unpaid interest totaled $177,000 and $60,000, respectively. The deferral of interest payments on Northern California Bancorp, Inc. Trust II was effective with the November 8, 2009 interest payment.  At December 31, 2010 and 2009 accrued and unpaid interest totaled $237,000 and $65,000, respectively.

Note 11.                           FUNDING SOURCES

The Corporation has a line of credit with M & I Marshall & Ilsley Bank in the amount of $3,000,000, at an interest rate equal to the one month LIBOR plus 3.75% with a floor rate of 6.50%, and a maturity date of October 30, 2011.  At December 31, 2010 and 2009, $2,700,000 and $2,850,000, respectively was advanced on the line.

The Bank has lines of credit from the Federal Home Loan Bank (FHLB) of San Francisco, and the Federal Reserve Bank with remaining available borrowing capacity on December 31, 2010 of $3,025,000 and $7,556,000, respectively.  The Federal Home Loan Bank line of credit has a maximum borrowing capacity of 15% of the Bank’s total assets, adjusted quarterly.  The FHLB line of credit is secured by a portion of the Bank’s real estate secured loans and securities at December 31, 2010.  At December 31, 2010, the total principal balance of pledged loans and securities was $47,653,000 and $2,655,000, respectively.  At December 31, 2009, the total principal balance of pledged loans and securities was $43,869,000 and $8,470,000, respectively.  The outstanding balance of FHLB borrowed funds was $25,000,000 and $29,000,000 at December 31, 2010 and 2009, respectively.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 11.                           FUNDING SOURCES (Continued)

The Federal Reserve Bank discount window line is secured by a portion the Bank’s securities, at December 31, 2010 and 2009 the total market value of securities pledged was $9,637,000 and $20,462,000. At December 31, 2010 and 2009 the remaining available credit on the line was $7,558,000 and $2,707,000, respectively.  No advances were outstanding on the line at December 31, 2010; a $10,000,000 advance was outstanding at December 31, 2009.

The following table provides information on eight FHLB advances outstanding at December 31, 2010.

		Funding	Maturity
Amount	Rate	Date	Date
	(Dollars in thousands)

$3,500,000	5.51%	7/17/06	7/18/11
1,500,000	5.52%	7/17/06	7/18/11
1,000,000	5.22%	8/25/06	8/25/11
5,000,000	5.21%	7/30/07	7/30/12
3,000,000	4.85%	10/1/07	10/1/12
5,000,000	1.75%	3/15/10	3/15/13
5,000,000	5.01%	9/18/07	9/18/14
1,000,000	7.72%	6/1/00	6/3/30
$25,000,000

The Bank has two letters of credit issued by FHLB of San Francisco. One letter of credit in the amount of $330,000, expiring April 20, 2011, is used to secure local agency deposits.  The beneficiary of the letter of credit is the Administrator of Local Agency Security, Department of Financial Institutions.  The other letter of credit in the amount of $1,300,000, expiring February 17, 201l, has MasterCard International Inc. as the beneficiary.  The letter of credit was replaced with a letter credit in the amount of $700,000 with a maturity date of August 17, 2011.

At December 31, 2009 the Bank had a loan from the Federal Reserve Bank in the amount of $10,000,000 with an interest rate of 0.50% and a maturity date of January 11, 2010.  At maturity, the loan was paid off with cash funds and funding from a new loan in the amount of $5,000,000 with the same terms and a maturity date of February 8, 2010.  The loan was paid off at maturity on February 8, 2010.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 12.                           INCOME TAXES

Allocation of federal and California income taxes between current and deferred portions for the years ended December 31 is as follows:

	2010	2009	2008
	(Dollars in thousands)
Current tax provision (benefit):
Federal	$—	$585	$551
California	1	416	313
Federal net operating loss carry back utilized	(832)	—	—

	(831)	1,001	864

Deferred tax provision (benefit):
Federal	(373)	(988)	(279)
California	(233)	(316)	(155)
Increase (decrease) in valuation allowance	66	(356)	(149)

	(540)	(1,660)	(583)

Income tax provision (benefit)	$(1,371)	$(659)	$281

The differences between the statutory federal income tax rates and the effective tax rates for the years ended December 31 are summarized as follows:

	2010	2009	2008

Statutory federal tax rate	34.00%	34.00%	34.00%
California taxes, net of federal tax benefit	7.20	7.20	7.20
Tax-exempt interest on municipal bonds	31.42	(72.66)	(16.40)
Change in valuation allowance	(3.27)	(37.43)	(8.55)
Other, net	(3.34)	(0.33)	(0.13)

Effective tax rates	66.01%	(69.22)%	16.12%

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 12.                           INCOME TAXES (Continued)

The components of the net deferred tax asset, included in other assets at December 31, are as follows:

	2010	2009
	(Dollars in thousands)
Deferred tax asset
Federal	$3,310	$2,644
California	1,272	844

Total deferred tax asset	4,582	3,488
Valuation allowance	(692)	(626)

Net deferred tax asset	$3,890	$2,862

The tax effects of each type of income and expense item that give rise to deferred taxes at December 31 are as follows:

	2010	2009
	(Dollars in thousands)
Deferred tax assets (liabilities)
Net unrealized loss on securities	$900	$138
Allowance for loan losses	1,017	1,167
Accrued salary continuation liability	298	276
AMT credit	219	219
Non-accrual interest income	195	257
Allowance for foreclosed asset losses	1,446	674
Capital loss carryover	262	693
Contribution loss carryover	131	—
Other	218	18
State deferred tax	—	189
Depreciation	(104)	(143)

Total deferred tax asset	4,582	3,488
Valuation allowance	(692)	(626)

Net deferred tax asset	$3,890	$2,862

The Bank establishes a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 12.                           INCOME TAXES (Continued)

The Corporation has no unrecognized tax benefits at December 31, 2010 and 2009.  Tax years 2007 to 2010 remain subject to examination by the IRS.  Tax years 2006 to 2010 remain subject to examination by the California tax authority.  The Corporation recognizes, when applicable, interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2010 and 2009 the Corporation recognized no interest or penalties.

Note 13.                           COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding commitments that are not reflected in the consolidated financial statements.

Operating lease commitments

The Bank leases its branch offices in Carmel By-The-Sea, Carmel Valley, Pacific Grove and Salinas.  The Carmel By-The-Sea office has a five and one half year lease with four, five year options and commenced in April 2002.  The Carmel Valley office has a twenty-five year lease which commenced in March 1981 and an addendum to the lease executed in 2005 provides for two options to renew the lease for an additional 10 years each, and may be adjusted annually for changes in the Consumer Price Index.  The Pacific Grove office has a five-year lease with five, five-year options and commenced in April 1997.  The Salinas office has a five-year lease with four, five-year options and commenced in November 2007.  The Salinas branch office opened during the second quarter of 2008.  The Bank leases approximately 1,000 square feet of office space at 321 Webster Street, Monterey, CA, which had a term of three years commencing September 2000, with a three-year option.  An addendum to the lease was executed in 2004 and provided for two, five year options to extend the lease, which commenced in September 2006.  The Bank also leases certain equipment used in the normal course of business.

Rent expense for operating leases is included in occupancy and equipment expense and amounted to approximately $391,000, $378,000, and $352,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Effective November 1, 2009, the Bank entered into a one year sublease agreement to rent one of the units in the Carmel-By-The-Sea branch for a monthly rent of $2,000.  Rental income from the sublease totaled $24,000 in 2010 and $4,000 in 2009.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 13.         COMMITMENTS AND CONTINGENCIES

Operating lease commitments (Continued)

Future minimum lease commitments for all non-cancelable operating leases are as follows:

Years Ending	Minimum Lease
December 31,	Commitments
(Dollars in thousands)
2011	$394
2012	299
2013	121
2014	121
2015	20
$955

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

At December 31, 2010 and 2009, such commitments to extend credit were $7,341,000 and $14,839,000, respectively, of undisbursed lines of credit, undisbursed loans in process, and commitment letters.

Contingencies

The Bank, its Chief Executive Officer and its Chief Credit Officer were named as defendants in a lawsuit filed July 27, 2009 in the Monterey County Superior Court by Bank of the Orient.  The lawsuit involved claims related to loan participations purchased from the Bank and sought rescission of the participation agreements or damages and attorneys’ fees and costs.  While the action was originally filed in the Superior Court, under the terms of the participation agreements, the matter was submitted to arbitration through the American Arbitration Association.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 13.         COMMITMENTS AND CONTINGENCIES (Continued)

Contingencies (Continued)

The parties reached a settlement of the claims raised in the litigation which has been consummated.  The settlement resulted in a one-time pretax charge to the Bank’s earnings of $880,000 in the second quarter of 2010.

The Bank, its Chief Financial Officer and a former Senior Vice President were named as defendants in a lawsuit filed February 26, 2009 in Monterey County Superior Court, by Tighorn Financial Services, LLC (Tighorn).  The lawsuit seeks to compel the Bank to continue its credit card sponsorship program with Tighorn and the servicing of a credit card portfolio under a card sponsorship agreement with a third party.  The suit also alleges that Tighorn was misled into entering the credit card sponsorship agreement. For its part, the Bank has responded by contending that it properly terminated the sponsorship agreement pursuant to termination provisions contained in the parties’ agreement, and that the Bank properly gave Tighorn written notice of termination of the agreement in June 2008.  The Bank has filed a counter claim for damages and equitable relief against Tighorn, and the Bank’s Chief Financial Officer has filed cross-complaints against two Tighorn representatives and a third party claiming indemnity and equitable apportionment under California law.

The Bank and its Chief Executive Officer and its Chief Credit Officer were named as defendants in a lawsuit filed April 29, 2009 in the Monterey County Superior Court by First Foundation Bank.  The lawsuit involves claims related to two loan participations purchased by First Foundation Bank from the Bank.  The lawsuit seeks to rescind the participation agreements, payment of all principal and interest, damages, attorneys’ fees and costs.  This matter was tried before a three member arbitration panel from January 10 through January 19, 2011 and is presently under submission for a decision.  It is reasonably possible but not probable that an unfavorable arbitration ruling will result in a loss.  The loss cannot be reasonably estimated, but the range of possible loss is zero to $4 million, with no number in the range more reasonable than another number.

The Bank was named as defendant in two separate actions filed June 17, 2008 and June 26, 2008 to foreclose mechanics’ liens on site improvements performed in the amounts of $1.5 million and $6.5 million, respectively. The actions assert that the mechanics’ liens have priority over the Bank’s deeds of trust against various lots in the subdivision that were benefited by the site improvements. The Bank is being defended by its title insurer and in legal counsel’s opinion the Bank does not have any exposure in these matters because the priority of its trust deeds is insured by policies of title insurance.

The Bank and its Chief Lending Officer were named as defendants in a lawsuit filed January 23, 2009 by Travis Construction Company in the Monterey County Superior Court to foreclose a mechanic’s lien in connection with a single family residence financed by the Bank.  The parties

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 13.         COMMITMENTS AND CONTINGENCIES (Continued)

Contingencies (Continued)

reached a settlement of the claims raised in the litigation which has been consummated.  The settlement resulted in a one-time pretax charge to the Bank’s earnings of $113,000 in the fourth quarter of 2010.

The Bank, Total Card, Inc., Tighorn Financial Services, L.L.C. dba New Horizons and Mr. Gordon Shaffer were named as defendants in a lawsuit filed July 31, 2008 in the United States District Court District of Minnesota by Mr. Dennis Reeves.  The lawsuit alleged defendants were liable for violations of the Fair Debt Collections Practices Act (FDCPA) and the Minnesota Deceptive Trade Practices Act in connection with mailings sent to approximately 6,500 persons in Minnesota.  On May 18, 2010, the District Court granted defendants’ motion for summary judgment to dismiss the Minnesota Deceptive Trade Practices Act claims, and ordered a trial on the remaining claims under the Fair Debt Collections Practices Act.  In the same order the court granted plaintiff’s motion for class certification and certified a class of approximately 6,500 Minnesota consumers who had received letters similar to those received by Mr. Reeves. The parties reached a settlement of the claims raised in the litigation, the Court gave its final approval of the settlement on January 24, 2011. The settlement was consummated on March 2, 2011.  The settlement resulted in a one-time pretax charge to the Bank’s earnings of $150,000 in the third quarter of 2010.

The Corporation, the Bank and their Chief Executive Officer among other unrelated parties were named as defendants in a lawsuit filed July 22, 2010 in the Monterey County Superior Court by South Valley Developers, Inc. and Paseo Vista LLC.  The lawsuit seeks a declaration of the parties’ respective obligations under a profit participation agreement in which the Bank is a successor in interest, as well as damages for breach of contract and fraud related to a loan extended to one of the plaintiffs,  and injunctive relief pending the declaratory judgment.   Because discovery in this case only recently began, it is too early to assess the risk of loss.

Although the amount of any ultimate liability with respect to the above proceedings cannot be determined, in the opinion of management, an adverse ruling in the First Foundation lawsuit may  have a material effect on the consolidated financial position of the Corporation and the Bank.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 14.         CONCENTRATION OF RISK

The Bank grants commercial, construction, real estate and installment loans to businesses and individuals primarily in the Monterey Peninsula area of Northern California.  Most loans are secured by business assets, and commercial and residential real estate. Real estate and construction loans held for investment represented 80% and 79% of total loans held for investment at December 31, 2010 and 2009, respectively.  The Bank has no concentration of loans with any one customer.

Concentration of loans for specific industries and their percentage of total loans at December 31, 2010 and 2009 are as follows:

	2010	2009

Accommodation and food	24.73%	21.17%
Real estate	16.50%	18.75%
Professional, scientific, and technical services	12.16%	10.44%
Finance and insurance	9.07%	11.89%

Note 15.         OTHER INCOME AND OTHER GENERAL AND ADMINISTRATIVE EXPENSES

The Bank entered into and closed an agreement (the Agreement) to sell certain of its merchant credit card processing accounts to Elavon, Inc. (Elavon) for $1,850,000, effective as of November 1, 2010.  The Bank received an initial payment of $1,000,000 at closing, with $800,000 due within thirty (30) days of the Bank attaining a Leverage Capital Ratio of 9%, and $50,000 due upon the completion of the transition of the merchant accounts purchased to Elavon’s processing system. The Bank will share in the monthly net income of the accounts sold. A gain of $1,500,000, net of commissions, was recorded for the year ended December 31, 2010 as the Leverage Capital Ratio requirement was met. The Bank received the $800,000 payment in February 2011.

Other income for the years ended December 31, 2010, 2009, and 2008 totaled $5,153,000, $5,904,000, and $3,493,000, respectively.  Significant categories comprising other income were as follows:

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 15.         OTHER INCOME AND OTHER GENERAL AND ADMINISTRATIVE EXPENSES (Continued)

	2010	2009	2008
	(Dollars in thousands)

Merchant discount fees	$3,676	$4,495	$2,731
Life insurance cash surrender value earnings	134	130	128
Credit card marketing program income	1,246	1,075	514
Stored value card marketing program income	59	81	155
Trading asset activities	(40)	(138)	(944)
Visa, Inc. public stock offering	—	—	694
Other	78	261	215

	$5,153	$5,904	$3,493

Other general and administrative expenses for the years ended December 31, 2010, 2009, and 2008 totaled $4,938,000, $5,247,000, and $3,640,000, respectively.  Significant categories comprising other general and administrative expenses were as follows:

	2010	2009	2008
	(Dollars in thousands)

Merchant credit processing expense	$2,895	$3,644	$2,274
Advertising	64	80	103
Business development	54	59	114
Director fees	190	116	139
Insurance	101	113	124
Stationery and supplies	117	121	167
FDIC and state assessments	731	535	137
Telephone	102	96	98
Other losses (recoveries)	109	(174)	(11)
Other	575	657	495

	$4,938	$5,247	$3,640

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2010 and 2009, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action.  Although the Bank’s capital ratios meet the definition of “well capitalized,” the FDIC is permitted, by regulation, to lower an institution’s capital adequacy rating by one level, if it determines the institution has a higher risk profile. The Bank received such notification from the FDIC during 2010.  The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2010 and 2009 are also presented in the tables.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 16.         MINIMUM REGULATORY CAPITAL REQUIREMENTS (Continued)

December 31, 2010

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$25,658	12.9%	$15,414	8.0%	N/A	N/A
Monterey County Bank	$27,299	14.0%	$15,620	8.0%	$19,526	10.0%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	$19,058	9.3%	$7,707	4.0%	N/A	N/A
Monterey County Bank	$24,858	12.7%	$7,810	4.0%	$11,544	6.0%

Tier 1 Capital to Average Assets:
Consolidated	$19,058	6.5%	$11,377	4.0%	N/A	N/A
Monterey County Bank	$24,858	9.1%	$11,016	4.0%	$13,770	5.0%

December 31, 2009

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$26,153	13.27%	$15,765	8.0%	N/A	N/A
Monterey County Bank	$27,958	14.53%	$15,417	8.0%	$19,271	10.0%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	$19,684	9.99%	$7,882	4.0%	N/A	N/A
Monterey County Bank	$25,549	13.27%	$7,709	4.0%	$11,563	6.0%

Tier 1 Capital to Average Assets:
Consolidated	$19,684	7.29%	$10,843	4.0%	N/A	N/A
Monterey County Bank	$25,549	9.63%	$10,795	4.0%	$13,493	5.0%

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 17.         OTHER REGULATORY MATTERS

The Corporation is subject to regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act.  The Bank is subject to regulation, supervision, and regular examination by the California Department of Financial Institutions (DFI) and the FDIC.  The regulations of these agencies affect most aspects of the Corporation’s and the Bank’s business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Corporation’s and the Bank’s activities, and various other requirements.  The Bank is also subject to certain regulations of the Federal Reserve Bank dealing primarily with check clearing activities, establishment of banking reserves, Truth-in-Lending (Regulation Z), and Equal Credit Opportunity (Regulation B).

The Bank entered into a Consent Order with the FDIC and the CDFI.   The order became effective on September 1, 2010.  The order was filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 23, 2010.

The order requires the Bank to take corrective actions to address certain alleged violations of law and/or regulation.  The following are the more significant corrective actions required:

•      maintain Tier 1 capital in such an amount to ensure that the Bank’s leverage ratio equals or exceeds 9% and the Bank’s total risk-based capital ratio equals or exceeds 12%;

•      not pay cash dividends or make any other payments to the Bank’s shareholders absent the prior written consent of the FDIC and the CDFI;

•      formulate a written plan to reduce the Bank’s risk exposure in adversely classified “Substandard” or “Doubtful” assets listed in the Report of Examination;

•      not extend any additional credit to or for the benefit of any borrower who has a loan or other extension of credit that either: (a) has been charged off or classified (in whole or in part) as “Loss” and is uncollected, or (b) absent the prior approval of the Bank’s board or loan committee,  has been classified (in whole or in part) as “Doubtful” or “Substandard;”

•      review the appropriateness of the Bank’s allowance for loan losses (“ALL”) and establish a comprehensive policy for determining the appropriate level of the ALL, including documenting the analysis according to the standards set forth in the  applicable policy guidelines of the FDIC;

•      develop or revise, adopt, and implement a written lending and collection policy to provide effective guidance and control over the Bank’s lending functions in accordance with the requirements of the order;

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 17.         OTHER REGULATORY MATTERS  (Continued)

•      develop or revise, adopt, and implement a written liquidity and funds management policy that adequately addresses liquidity needs and contingency funding, appropriately reduces the Bank’s reliance on non-core funding sources and complies with FDIC’s Guidance on Liquidity Risk Management, dated August 26, 2008.

•      comply with the FDIC’s rules and regulations relating to brokered deposits and formulate and submit for approval, a written plan to eliminate the Bank’s reliance on brokered deposits.

•      develop or revise, adopt, and implement a written plan addressing retention of profits, reducing overhead expenses, and setting forth a comprehensive budget to cover the three-year period from January 1, 2011 to December 31, 2013, which shall include formal goals, strategies and benchmarks which are consistent with sound banking practices to improve the Bank’s net interest margin, increase interest income, reduce discretionary expenses, and improve and sustain earnings.

•      develop and submit for regulatory review and approval, a written three-year strategic plan, including a written profit plan, which includes, among other things, specific goals for the dollar volume of total loans, total investment securities and total deposits as of December 31, 2011 through December 31, 2013; and

•      refrain from engaging in any expansionary activities, including opening any branches absent prior regulatory approval.

Management believes the Bank is in compliance, or is taking steps toward compliance, with all requirements of the order. The order requires that management develop a contingency plan within its capital plan which would be implemented in the event the minimum capital ratios are not achieved and maintained. To that end, management has developed a contingency plan for maintaining the leverage ratio above 9.0% during the year ended December 31, 2011. This plan includes:

•      Decreasing the level of risk-based assets, primarily the reduction in loans and OREO

•      Selling participations in loans

•      Selling whole loans

•      Selling back participation loans purchased

•      Tightening lending standards

•      Eliminating certain loan product offerings

•      Selling deposits and/or branches

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 17.         OTHER REGULATORY MATTERS  (Continued)

•      Closing branches

•      Executing a sale and leaseback transaction of the main branch

•      Cashing in the Bank’s insurance policies

•      Shrinking assets by other means determined acceptable by the Board

The Bank, has stipulated to the issuance of a Consent Order, Order for Restitution and Order to Pay Civil Money Penalties by the FDIC.  The orders became effective on September 29, 2010.  The orders were filed as an exhibit to the Company’s Current Report on Form 8-K, filed on October 5, 2010.  The following are the more significant corrective actions required:

•      provide full, accurate disclosure and refrain from making misleading statements to consumers regarding the Bank’s balance transfer credit card programs, the interest rates and fees associated with these programs, the Bank’s debt collection practices, and the Bank’s stored value card programs;

•      develop and maintain effective monitoring, training and audit procedures to review each aspect of the Bank’s agreement with third parties in order to ensure that third party vendors comply with consumer protection laws, regulatory guidance, regulations, and policies (consumer laws);

•      have an independent audit to ensure compliance with consumer laws;

•      contribute $300,000 to an established local or national non-profit organization for the specific purpose of consumer financial education and counseling;

•      make restitution payments to certain consumers who had or currently have a credit card and/or a prepaid debit card issued by the Bank through agreements with certain third party vendors.  In this regard, the Bank must prepare a restitution plan for regulatory approval with respect to making restitution payments to such consumers not to exceed $2.5 million in the aggregate and reserve or deposit into a segregated account for the payment of restitution an amount not less than $1.5 million. The Bank is also required to retain an independent accounting firm to determine compliance with the restitution plans.

Management believes the Bank is in compliance, or is taking steps toward compliance, with all requirements of these orders. The Bank has recorded an FDIC settlement expense of $1,800,000 for the year ended December 31, 2010 consisting of an estimated restitution expense of $1,250,000, civil money penalties of $250,000, and a charitable donation

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 17.         OTHER REGULATORY MATTERS  (Continued)

of $300,000. The restitution expense is subject to adjustment pending the completion of a study to determine the actual amount payable to consumers.

The Corporation has entered into a written agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco, effective as of October 29, 2010, pursuant to which the Corporation has agreed to take the following actions listed below.  The Agreement was filed as an exhibit to the Corporation’s Current Report on Form 8-K, filed on November 2, 2010.  The following are the more significant corrective actions required:

•      take appropriate steps to fully utilize the Corporation’s financial and managerial resources to serve as a source of strength to the Bank, including taking steps to ensure the Bank’s compliance with the Consent Order, dated September 1, 2010, between the Bank and the FDIC and any other supervisory action taken by the Bank’s federal and state regulators;

•      refrain from declaring or paying dividends, taking dividends or any form of payment from the Bank representing a reduction in the Bank’s capital, or making any distributions of interest, principal or other sums on the Corporation’s subordinated debentures or trust preferred securities absent prior regulatory approval; and

•      refrain from incurring, increasing or guaranteeing any debt or repurchasing or redeeming any shares of its stock absent prior regulatory approval.

Management believes the Corporation is in compliance or is taking steps toward compliance with all requirements of the Agreement.

Note 18.         STOCK-BASED COMPENSATION

Under the Corporation’s 1998 Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive stock options are granted at fair value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  Non-qualified stock options may be granted at prices not lower than 85% of the fair market value of the common stock on the date of grant.  The Board of Directors (Board) is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.  Under the Plan, 26,161 shares of common stock have been reserved for the granting of these options.  At December 31, 2010, 23,500 options were outstanding.  During 2010, no options were granted

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 18.         STOCK-BASED COMPENSATION (Continued)

and 2,661 options were exercised by officers, employees, and Board members.  As of December 31, 2010, all options have been vested.

No further Options may be granted under the 1998 Stock Option Plan.  The plan provided that options could be granted for a period of ten years from the date the Plan was adopted by the Board.  The Board adopted the Plan on April 16, 1998.  The Plan remains in effect until all Options granted under the Plan have been exercised or have expired.

Under the Corporation’s 2007 Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive stock options are granted at fair value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  The Board is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.  Under the Plan, 300,000 shares of common stock have been reserved for the granting of these options.  As of December 31, 2010, no options have been granted under the 2007 Stock Option Plan.

At December 31, 2010, options for the purchase of 23,500 shares of the Corporation’s common stock were outstanding and exercisable at prices ranging from $3.00 - $4.00.  The status of all outstanding stock options are as follows:

	Shares	Exercise Price Range	Weighted Average Remaining Contractual Life

Outstanding at December 31, 2008	62,161	$3.00 - $4.40	1.6 Years

Expired unexercised	(36,000)	$3.00 - $4.40

Outstanding at December 31, 2009	26,161	$2.25 - $4.00	2.7 Years

Exercised	(2,661)	$3.00

Outstanding at December 31, 2010	23,500	$3.00 - $4.00	2.0 Years

The weighted average exercise price was $3.19, $3.10, and $3.00 for the years ending December 31, 2010, 2009, and 2008, respectively.  No options were granted in 2010, 2009 and 2008.  All options are vested and exercisable as of December 31, 2010 and 2009.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 18.         STOCK-BASED COMPENSATION (Continued)

There was no intrinsic value attributable to options outstanding and exercisable at December 31, 2010.  The aggregate intrinsic value represents the total pretax intrinsic value based on stock options with an exercise price less than the Corporation’s closing stock price of $2.20 as of December 31, 2010, which would have been received by the option holders had those option holders exercised those options as of that date.

Note 19.         RELATED PARTY TRANSACTIONS

The Bank has and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders, and their associates.  These transactions, including loans and deposits, are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others and do not involve more than the normal risk of collectibility or present other unfavorable features.

Aggregate loan transactions with related parties are approximately as follows:

(Dollars in thousands)

Balance as of December 31, 2008	$4,743
New loans	—
Advances on lines of credit	259
Repayments	(84)

Balance as of December 31, 2009	4,918
New loans	—
Advances on lines of credit	165
Repayments	(385)

Balance as of December 31, 2010	$4,698

Related party deposits totaled $1,763,000 and $836,000 at December 31, 2010 and 2009, respectively.

Note 20.         EMPLOYEE BENEFIT PLANS

During 1995, the Corporation established an employee stock ownership plan (ESOP) to invest in the Corporation’s common stock for the benefit of eligible employees.  The Board determines the Corporation’s contribution to the plan.  Shares in the plan generally vest after seven years.  The Corporation did not contribute to the ESOP trust in 2010, 2009, or 2008.  There were no shares in the ESOP as of December 31, 2010.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 20.         EMPLOYEE BENEFIT PLANS (Continued)

The Bank has a salary reduction plan under Section 401(k) of the Internal Revenue Code.  The plan covers substantially all full-time employees who have completed one year of service with the Bank.  Employees are allowed to defer up to 15% of their compensation subject to certain limits based on federal tax laws.  Under the provisions of the plan, the Bank’s contribution policy is discretionary.  The Bank initiated a matching contribution in 2001 of 100% of each employee’s contribution up to 6% of the employee’s compensation. There were no matching contributions made for the years ended December 31, 2010 and 2009. The Bank’s matching contributions in 2008 totaled $139,000.

Note 21.         RESTRICTION ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation.  The total amount of dividends which may be paid by the Bank to the Corporation at any date is generally limited to the lesser of: (i) retained earnings; or (ii) the Bank’s net income for its last three fiscal years (less any distributions to the Corporation made during such period). Loans or advances are limited to 25% of the Bank’s primary capital plus the allowance for loan losses on a secured basis,  15% on an unsecured basis and loans to affiliates are limited by collateralization requirements.  Dividends cannot be paid if such payment would reduce the Bank’s or the Corporation’s regulatory capital ratio below minimum required levels as defined by regulation or pursuant to regulatory orders.

The Corporation deferred payment of interest (see Note 10), for an undetermined period of time which cannot exceed twenty consecutive quarters, on its subordinated debt securities effective with the October 7, 2009 payment on Northern California Bancorp, Inc. Trust I and with the November 8, 2009 payment on Northern California Bancorp, Inc. Trust I.  Additionally the Bank currently is prohibited from paying dividends to the Corporation without the prior consent of the FDIC and the DFI.  Finally, the Corporation is prohibited from paying dividends to shareholders absent prior regulatory approval, pursuant to a written agreement with the Federal Reserve Bank of San Francisco (see Note 17).

Note 22.         SALARY CONTINUATION PLANS

The Corporation has established salary continuation plans, which provide for payments to an officer at retirement.  Included in other liabilities is $726,000 and $671,000 of deferred compensation related to the continuation plans at December 31, 2010 and 2009, respectively.  Also included in other liabilities is $471,000 in accrued post retirement benefits under split-dollar insurance policies at December 31, 2010 and 2009. The plans are funded through life insurance policies that generate value to fund the future benefits.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 23.         NON-CASH TRANSACTIONS

During the year ended December 31, 2010, the Bank had non-cash transactions relating to the transfer of $10,259,000 in loans to other real estate owned.

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

Note 24.         STOCK REPURCHASE PROGRAM AND STOCK AUTHORIZATION

In 2008, the Board approved a stock repurchase program pursuant to which the Corporation, from time to time and at management’s discretion, may repurchase up to $500,000 in value of the Corporation’s outstanding shares.  The Corporation repurchased 20,678 shares of common stock at an average cost of $4.10 per share in open market transactions during the year ended December 31, 2009.  No shares were repurchased during 2010.

In October 2008, the Board and the holders of more than a majority of the issued and outstanding common stock approved by written consent, an amendment to the Corporation’s articles of incorporation (the Amendment).  The Amendment authorizes the Corporation to issue up to 10,000,000 shares of preferred stock, which may be issued from time to time in one or more series as determined by the Board.  The Board is authorized to designate all rights, preferences, privileges and restrictions attendant to each series as well as the number of shares authorized for issuance in each series of the preferred stock, which matters shall be expressed in resolutions adopted by the Board and filed with the Secretary of State of the state of California.  Additionally, the Amendment authorizes the Corporation to issue an additional 7,500,000 shares of common stock for a total of 10,000,000 shares of common stock authorized for issuance after the Amendment.  The Amendment became effective January 23, 2009.

Note 25.        FAIR VALUE MEASUREMENTS

The following section presents information about the Corporation’s assets measured at fair value on a recurring and non-recurring basis as of December 31, 2010 and 2009. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Corporation had no liabilities measured at fair value at December 31, 2010 or 2009.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 25.         FAIR VALUE MEASUREMENTS (Continued)

The fair value hierarchy for valuation inputs gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Fair Value Measured on a Recurring Basis

The following tables present the balance of assets whose fair values are measured on a recurring basis by level within the valuation hierarchy:

	At December 31, 2010
	Total	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)

Trading securities	$30	$—	$30	$—
Investment securities - AFS	44,226	—	44,226	—
	$44,256	$—	$44,256	$—

	At December 31, 2009
	Total	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)

Trading securities	$153	$—	$153	$—
Investment securities - AFS	62,413	—	62,413	—
	$62,566	$—	$62,566	$—

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 25.         FAIR VALUE MEASUREMENTS (Continued)

The fair values of the Corporation’s trading securities and securities available for sale are determined using Level 2 inputs, which are derived from readily available pricing sources and third-party pricing services for identical or comparable instruments, respectively.

Fair Value Measured on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following tables present such assets carried on the balance sheet by caption and by level within the valuation hierarchy:

					Total Losses
					Year Ended
	At December 31, 2010				December 31,
	Total	(Level 1)	(Level 2)	(Level 3)	2010
	(Dollars in Thousands)

Impaired loans	$8,008	$—	$6,507	$1,501	$73
Loans held for sale	3,937	—	3,937	—	—
Foreclosed assets	28,825	—	12,215	16,610	—

	$40,770	$—	$22,659	$18,111	$73

					Total Losses
					Year Ended
	At December 31, 2009				December 31,
	Total	(Level 1)	(Level 2)	(Level 3)	2009
	(Dollars in Thousands)

Imparied loans	$6,662	$—	$1,947	$4,715	$357
Loans held for sale	2,216	—	2,216	—	—
Foreclosed assets	14,333	—	4,001	10,332	—

	$23,211	$—	$8,164	$15,047	$357

Impaired loans transferred between levels during the year ended December 31, 2010 are as follows:

Transfer from Level 2 to Level 3: $327,000

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 25.         FAIR VALUE MEASUREMENTS (Continued)

Foreclosed assets transferred between levels during the year ended December 31, 2010 are as follows:

Transfer from Level 2 to Level 3: $183,000

Transfer from Level 3 to Level 2: $7,851,000

Transfers between levels are made based on the availability of current real estate appraisals.

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

Loans Held for Sale

Loans held for sale are required to be measured at the lower of cost or fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions, which are level 2 inputs. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At December 31, 2010 and 2009, the fair value of loans held for sale was greater than cost; therefore, the entire balance of loans held for sale was recorded at cost.

Foreclosed Assets

Assets acquired through foreclosure or other proceedings are initially recorded at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost. After foreclosure, valuations are periodically performed, and foreclosed assets held for sale are carried

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 25.         FAIR VALUE MEASUREMENTS (Continued)

at the lower of cost or fair value, less estimated costs of disposal. All foreclosed assets are real properties. The fair values of real properties initially are determined based on appraisals. In some cases, adjustments were made to the appraised values for various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market or in the collateral. Subsequent valuations of the real properties are based on management estimates or on updated appraisals. Foreclosed assets are categorized under Level 3 when significant adjustments are made by management to appraised values based on unobservable inputs. Otherwise, foreclosed assets are categorized under Level 2 if their values are based solely on current appraisals.

Note 26.         FAIR VALUE OF FINANCIAL INSTRUMENTS

In estimating fair value disclosures for financial instruments, the Corporation uses the following methods and assumptions:

Cash and cash equivalents: The carrying amounts of cash and short-term instruments approximate fair values.

Investment securities: Fair values for investment securities, excluding Federal Home Loan Bank stock, are based on quoted market prices.  The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  The fair value of performing fixed-rate loans is estimated by discounting future cash flows using the Bank’s current offering rate for loans with similar characteristics.  The fair value of performing adjustable-rate loans is considered the same as book value.  The fair value of non-performing loans is estimated at the fair value of the related collateral or, when in management’s opinion foreclosure upon the collateral is unlikely, by discounting future cash flows using rates which take into account management’s estimate of credit risk.

Commitments to Extend Credit and Standby Letters of Credit: The Bank does not generally enter into long-term fixed rate commitments or letters of credit.  These commitments are generally priced at current prevailing rates.  These rates are generally variable and, therefore, there is no interest rate exposure.  Accordingly, the fair market value of these instruments is equal to the carrying value amount of their net deferred fees.  The net deferred fees associated with these instruments are not material.  The Bank has no unusual credit risk associated with these instruments.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

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

Cash Surrender Value of Life Insurance: The carrying amount of life insurance approximates fair value.

Short-term borrowing: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values.  Fair values of other borrowings are estimated using discounted cash flow analyses based on the Corporation’s or the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.

Long-term borrowing:  The fair values of the Corporation’s and the Bank’s long-term borrowings are estimated using discounted cash flow analyses based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 25.     FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments as of December 31 are as follows:

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$16,400	$16,400	$12,251	$12,251
Trading assets	30	30	153	153
Investment securities AFS	44,226	44,226	62,413	62,413
Other investments	3,712	3,712	4,085	4,085
Loans, held for sale	3,937	3,937	2,216	2,216
Loans, net	147,612	148,669	160,997	163,839
Accrued interest receivable	1,278	1,278	1,371	1,371

Financial Liabilities:
Deposits	207,998	210,512	202,422	205,699
Long-term debt	33,537	30,430	37,248	33,929
Short-term debt	2,700	2,700	12,850	12,850
Accrued interest payable	1,533	1,533	1,274	1,274

Management uses judgment in estimating the fair value of the Corporation’s and the Bank’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Corporation or the Bank could have realized in a sales transaction at December 31, 2010 and 2009.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 27.     NORTHERN CALIFORNIA BANCORP, INC. (PARENT CORPORATION ONLY)

The following are the financial statements of Northern California Bancorp, Inc. (Parent Corporation only):

Balance Sheets
December 31,	2010	2009
	(Dollars in thousands)
Assets
Cash and due from banks	$454	$257
Investment in common stock of Monterey County Bank	24,863	25,946
Investment securities - trading account	30	153
Northern California Bancorp, Inc. Trust I	93	93
Northern California Bancorp, Inc. Trust II	155	155
Debt issue costs, net	127	133
Deferred tax asset	111	594
Accounts receivable	12	71

	$25,845	$27,402

Liabilities and Shareholders’ Equity
Interest payable	$412	$151
Accounts payable	175	—
Dividend payable	3	3
Revolving line of credit	2,700	2,850
Junior subordinated debt securities	8,248	8,248
Total liabilities	11,538	11,252
Shareholders’ equity	14,307	16,150

	$25,845	$27,402

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 26.     NORTHERN CALIFORNIA BANCORP, INC. (PARENT CORPORATION ONLY) (Continued)

Statements of Income
December 31,	2010	2009	2008
	(Dollars in thousands)
Income (loss):
Gain (loss) on sale of securities	$(12)	$22	$23
Loss on trading asset	(28)	(138)	(967)
Other	8	12	17

	(32)	(104)	(927)

Expense:
Interest	475	504	597
Other	61	83	86

	536	587	683

Loss before income tax benefits and equity in undistributed net income (loss) of subsidiary	(568)	(691)	(1,610)
Income tax benefit	(202)	(277)	(940)

	(366)	(414)	(670)
Equity in undistributed net income (loss) of subsidiary	(340)	2,025	2,132

	$(706)	$1,611	$1,462

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 26.     NORTHERN CALIFORNIA BANCORP, INC. (PARENT CORPORATION ONLY) (Continued)

Statements of Cash Flows
Years Ended December 31,	2010	2009	2008
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(706)	$1,611	$1,462
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization	6	—	5
Equity in undistributed (income) loss of Monterey County Bank	340	(2,025)	(2,132)
(Increase) decrease in trading securities	123	208	863
(Increase) decrease in other assets	542	(64)	(591)
Increase in accrued expenses	261	3	24
Increase (decrease) in other liabilities	175	(15)	(93)

Net cash provided (used) by operating activities	741	(282)	(462)

Cash flows from investing activities:
Cash dividends received from subsidiary	—	500	—
Paid in capital to subsidiary	(400)	—	(2,000)
Decrease in investments	—	30	—

Net cash provided (used) by investing activities	(400)	530	(2,000)

Cash flows from financing activities:
Cash dividends paid on common stock	—	—	(450)
Net advances (repayments) on borrowings	(150)	(150)	3,000
Exercise of stock options	6	—	12
Stock repurchase	—	(85)	(341)

Net cash provided (used) by financing activities	(144)	(235)	2,221

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 26.     NORTHERN CALIFORNIA BANCORP, INC. (PARENT CORPORATION ONLY) (Continued)

Statements of Cash Flows Continued	2010	2009	2008
	(Dollars in thousands)

Net increase (decrease) in cash and cash equivalents	$197	$13	$(241)

Cash and cash equivalents, beginning of year	257	244	485

Cash and cash equivalents, end of year	$454	$257	$244

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such phrase is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

Our management has evaluated, with the participation of our CEO and our CFO, any changes in our internal control over financial reporting that has occurred during the fourth quarter of our fiscal year ended December 31, 2010, as required by Rule 13a-15(d) of the Exchange Act.  Based on this evaluation, we have determined that there has been no change in our internal controls over financial reporting that has occurred in the fourth quarter of our fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item 9A of this report is the information concerning the evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

The Corporation’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Corporation’s assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2010, the Corporation’s internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

In considering a candidate, due diligence has included a confidential background check, review of financial statements and business history, in-depth interviews with the candidate, and contacts with references and knowledgeable people in the local business and financial community. The criteria have also included possessing a reasonable level of education and business experience consistent with the duties and responsibilities of a financial institution director, some familiarity with banking, and a willingness to participate in training and educational opportunities for bank directors.

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

The biography of each of the directors as of December 31, 2010 below contains information regarding the person’s service to the Corporation and business experience during the last five years, and the knowledge, experience and skills that the Board has deemed important in assessing an individual director’s qualifications to serve on the Board.  In addition, the name, age, title and five-year business background of the Corporation’s executive officers and significant employees of the Corporation (including the Bank) as of December 31, 2010 are also included in the following table:

Name & Position with Corporation and/or Bank	Age	Principal Occupation During Past Five Years	Qualification as a Director
Mark A. Briant Director since 2006	63	Owner, Fashion Streaks Screen-Printing, Embroidery, Signs and Banners, Sand City, CA: Owner, Sandy Creek Olive Ranch, Carmel Valley, CA	Small business owner, well known in the community. Former Senior Vice President of the Pebble Beach Company.

Charles T. Chrietzberg, Jr. Director since 1985 Chairman of the Board, President & Chief Executive Officer	69	Chairman of the Board & Chief Executive Officer, Monterey County Bank since March 1987	Banking and mortgage company experience in excess of 40 years. Active in community organizations.

Sandra G. Chrietzberg Director 1988 to 1994 and since 1995	67	Retired	President and CEO of Queen of Chardonnay, Inc. dba La Reina Winery from 1984-1993.

Stephanie G. Chrietzberg Director since 2007	43	Senior Vice President, Administration, Monterey County Bank since July 2009, Vice President, Business Development Officer, Monterey County Bank, 2006-2009.	Assistant Controller with a major hotel chain for 15 years.

Peter J. Coniglio, Esq. Director since 1976	81	Partner — Hudson, Martin, Ferrante & Street, Monterey, CA (attorneys)	Managing Partner of the oldest law firm in Monterey, CA, founding director of Monterey County Bank, former major of Monterey, CA.

Carla S. Hudson Director since 1994	57	Partner — Binachi, Kasavan and Pope, LLP, Monterey, CA (accountants)	Certified Public Accountant, well know in the small business community.

John M. Lotz Director since 1991	69	Chairman, Chief Executive Officer & President Del Monte Aviation, Inc. dba Monterey Bay Aviation	Extensive management experience in real estate development, manufacturing and aviation.

Timothy M. Leveque Executive Vice President and Chief Lending Officer	67	Retired effective February 28, 2011; formerly Executive Vice President Chief Lending Officer, Monterey County Bank, 2003-2011

Bruce N. Warner Executive Vice President Chief Financial Officer and Chief Operating Officer	63	Executive Vice President, Chief Financial Officer, Monterey County Bank since 2002.

Patricia D. Weber Senior Vice President Senior Operations Manager of the Bank	50	Senior Vice President & Senior Operations Manager, Monterey County Bank since 2004.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of the relevant forms furnished to the Corporation, the Corporation believes that all officers, directors and principal shareholders timely and accurately filed appropriate forms as required by Section 16(a) of the Exchange Act, and related regulations, during 2010 or with respect thereto.

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

SHAREHOLDER COMMUNICATIONS

There have been no material changes to the procedures by which shareholders may recommend nominees to the Corporation’s board of directors since May 5, 2008.

AUDIT COMMITTEE FINANCIAL EXPERT

The Corporation has an Audit Committee comprised of Directors Briant, Coniglio, Hudson and Lotz.  The Board of Directors has determined that Ms. Hudson, who chairs the Audit Committee, is an “audit committee financial expert,” as this term is defined in Section 407 of the Sarbanes-Oxley Act of 2002. Ms. Hudson is “independent” within the meaning of Rule 5605(a)(2) of the NASDAQ Listing Rules and SEC Rule 10A-3, promulgated under the Exchange Act.

ITEM 11.                                              EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth certain information for the years indicated regarding the compensation paid to the Chief Executive Officer, the Corporation’s two most highly compensated executive officers other than the Chief Executive Officer with compensation during 2010 equal to or in excess of $100,000, and up to two additional individuals whose total compensation during 2010 exceeded $100,000 and who would have been included as one of the most highly compensated executive officers but for the fact that such individual did not serve as an executive officer of the Corporation as of December 31, 2010 (collectively referred to as the “Named Executive Officers”):

Summary Compensation Table

Name & Principal Position	Year	Salary ($)		All Other Compensation ($)		Total ($)

Charles T. Chrietzberg, Jr.	2010	394,000	(1)	82,000	(2)	476,000
Chairman, President & CEO	2009	378,000	(1)	18,000	(2)	396,000

Timothy M. Leveque	2010	153,000		0	(3)	153,000
Executive Vice President,	2009	195,000		17,000	(3)	212,000
Chief Lending Officer

Bruce N. Warner	2010	170,000		19,000	(4)	189,000
Executive Vice President,	2009	168,000		0	(4)	168,000
Chief Financial Officer
Chief Operating Officer

(1)                    2010 includes $25,000 as director compensation as the Chairman of the Board, including a retainer of $12,000, and $13,000 in fees for attendance at Board meetings.

2009 includes $16,000 as director compensation as the Chairman of the Board, including a retainer of $6,000, and $10,000 in fees for attendance at Board meetings.

(2)                    2010 includes $56,000 accrued for post-retirement benefits, health insurance premiums of $19,000, personal use of a Bank-owned automobile of $5,000 and life/disability insurance premiums of $2,000.

2009 includes health insurance premiums of $11,000, personal use of a Bank-owned automobile of $5,000 and life/disability insurance premiums of $2,000.

(3)                    All other compensation during 2010 was less than $10,000 and, therefore, is not included in this table.

2009 includes health insurance premiums of $9,000, an automobile allowance of $6,000 and life/disability insurance premiums of $2,000.

(4)                    2010 includes health insurance premiums of $17,000 and life/disability insurance premiums of $2,000.

All other compensation during 2009 was less than $10,000 and, therefore, is not included in this table.

The Bank furnishes to its employees, on a non-discriminatory basis, insurance and other benefits.  The value of these benefits for the Named Executive Officers is included in the foregoing table if the aggregate value of the benefits exceeded $10,000.

The Bank entered into a three year employment contract with Mr. Chrietzberg effective January 1, 2008.  It provides for a base salary of $300,000 per year, a Bank-furnished automobile or automobile allowance, and a bonus based on profits.  Under the terms of this agreement, Mr. Chrietzberg’s base salary may be increased in the discretion of the Board of Directors.  On October 29, 2009, the Compensation Committee increased Mr. Chrietzberg’s annual base salary from $300,000 to $420,000 effective November 1, 2009.  In addition, Mr. Chrietzberg is entitled to an annual incentive bonus equal to the lesser of $300,000 or the sum of: (a) $10,000 for each 0.1 percent that the Bank’s profits exceed a 1 percent return on average assets, and (b) $10,000 for each

1 percent that the Bank’s return on equity exceeds 10 percent.  On July 14, 2010, the Compensation Committee voted to eliminate this bonus feature of Mr. Chrietzberg’s employment agreement.  Under the terms of the contract, if Mr. Chrietzberg is terminated other than for cause (as defined in the contract) or if Mr. Chrietzberg is terminated within one year following the announcement or consummation of a change in control transaction, he will be entitled to severance compensation equal to his then monthly salary payable for the greater of: (a) two years from the date of termination; or (b), the remainder of the term of his employment agreement.

Mr. Chrietzberg’s employment contract expired on December 31, 2010 and, as of the date of this report, a new contract has not been yet been entered into.

In August, 2001, the Bank amended the Salary Continuation Agreement for the benefit of Mr. Chrietzberg, originally approved in December 1993 and amended in August 1999.  The amended Salary Continuation Agreement provides for payments of $90,000 per year, upon retirement, for Mr. Chrietzberg’s lifetime.  Should Mr. Chrietzberg die, his beneficiary(ies) shall be entitled to an amount equal to $1,000,000 plus the present value of the remaining retirement benefits due to Mr. Chrietzberg or the net at-risk insurance portion of the proceeds, whichever is less, and the Bank shall be entitled to the remainder of such proceeds.

The Bank’s obligations under the Salary Continuation Agreement are not secured by any segregated amounts, but are informally funded by the purchase of single-premium life insurance policies.  The Corporation adopted EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements, effective as of January 1, 2008, as a change in accounting principle through a $362,000 cumulative-effect adjustment to retained earnings. The expense incurred to recognize the liability for future benefits was $56,000 for the year ended December 31, 2010. No expense was incurred in 2009.  Net earnings on the life insurance policies totaled $134,000 for the year ended December 31, 2010 and $124,000 for the year ended December 31, 2009.  Based upon the current projected earnings of the insurance used to informally fund the Bank’s obligations under the Agreement, and the anticipated salary continuation expense to be recorded, net of tax benefits, the Bank anticipates (based upon current tax laws and assumptions regarding the yield on alternative investment(s)) that the cost of the benefits to be provided under the agreement will not have a material adverse impact on the Bank’s net income after taxes in the future, although no assurance can be given in this regard.

EQUITY COMPENSATION

The Corporation did not grant any stock options under the Corporation’s 1998 Amended Stock Option Plan or the Northern California Bancorp 2007 Stock Option Plan during the years ended December 31, 2010 and 2009.

No shares of Common Stock represented by outstanding stock options and stock awards were held by the Named Executive Officers as of December 31, 2010 under the Corporation’s 1998 Amended Stock Option Plan.  No further stock options may be granted under the 1998 Amended Stock Option Plan, which was originally adopted on April 16, 1998 and expired ten years thereafter, except that all stock options then outstanding under the 1998 Amended Stock Option remain in effect for the balance of their respective terms.

There are no stock options outstanding under the Northern California Bancorp 2007 Stock Option Plan and there are no stock awards outstanding under either plan.

DIRECTORS’ COMPENSATION

The following table sets forth certain information regarding the compensation paid to each director during 2010, except Mr. Chrietzberg, whose compensation is detailed in the preceding tables:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compnesation Earnings	All Other Compensation ($)	Total $
Mark A. Briant	28,300	(1)	0	0	0	0	0	28,300
Sandra G. Chrietzberg	25,200	(2)	0	0	0	0	0	25,200
Stephanie G. Chrietzberg	25,200	(3)	0	0	0	0	0	25,200
Peter J. Coniglio	27,400	(4)	0	0	0	0	0	27,400
Carla S. Hudson	29,100	(5)	0	0	0	0	0	29,100
John M. Lotz	29,600	(6)	0	0	0	0	0	29,600

(1)                                  Includes a retainer of $12,000, $13,200 in fees for monthly Board of Director meetings, $2,800 in meeting fees for attendance as a member of the Audit Committee and $300 in meeting fees for attendance as a member of the Compensation Committee.

(2)                                  Includes a retainer of $12,000 and $13,200 in fees for monthly Board of Director meetings.

(3)                                  Includes a retainer of $12,000 and $13,200 in fees for monthly Board of Director meetings.

(4)                                  Includes a retainer of $12,000, $12,500 in fees for monthly Board of Director meetings, $2,300 in meeting fees for attendance as a member of the Audit Committee, $600 in meeting fees for attendance as chair of the Compensation Committee.

(5)                                  Includes a retainer of $12,000, $13,200 in fees for monthly Board of Director meetings, $3,600 in meeting fees for attendance as chair member of the Audit Committee and $300 in meeting fees for attendance as a member of the Compensation Committee.

(6)                                  Includes a retainer of $12,000, $13,200 in fees for monthly Board of Director meetings, $2,600 in meeting fees for attendance as a member of the Audit Committee, $900 in meeting fees for attendance as chair of the Asset Liability Committee, $600 in meeting fees for attendance as chair of the Compliance Committee and $300 in meeting fees for attendance as a member of the Compensation Committee.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

To the knowledge of the management of the Corporation, the following shareholders own more than five percent (5%) of the outstanding common stock of the Corporation, its only class of voting securities, as of March 1, 2011:

Name and Address	Amount and Nature of Beneficial Ownership		Percent of Class
Charles T. Chrietzberg, Jr.	741,200	(1)	41.50%
Sandra G. Chrietzberg
601 Munras Ave.
Monterey, CA 93940

David S. Lewis Trust	153,863		8.63%
30500 Aurora del Mar
Carmel, CA 93923

Bruce N. Warner	114,530		6.42%
601 Munras Ave.
Monterey, CA 93940

(1)          Includes 18,414 shares held beneficially for Mr. Chrietzberg and Mrs. Chrietzberg in Individual Retirement Accounts where voting power is shared with the custodian of the account.  600,000 shares of the Common stock owned by Mr. Chrietzberg are pledged to secure a loan from an unaffiliated bank.

The following table sets forth similar information regarding the beneficial ownership, both by numerical holding and percentage interest, for each of the Corporation’s directors and executive officers and all of its directors and Named Executive Officers as a group, as of March 1, 2011.

Name	Number of Shares of Common Stock Beneficially Owned		Shares Subject to Vested Stock Options(1)	Percent of Class Beneficially Owned
Mark A. Briant	2,534	(2)	—	0.14%
Charles T. Chrietzberg, Jr.	741,200	(3) (4) (5)	—	41.50%
Sandra G. Chrietzberg	741,200	(4) (5)	—	41.50%
Stephanie G. Chrietzberg	26,640		—	1.49%
Peter J. Coniglio	65,855	(6) (7)	10,500	4.25%
Carla S. Hudson	37,399	(8)	2,500	2.23%
Timothy M. Leveque(9)	62,011		—	3.47%
John M. Lotz	895	(10)	10,500	0.64%
Bruce N. Warner	114,530		—	6.41%
All Directors and Executive Officers as a group (9 in number)	1,074,564	(11)	23,500	59.39%

(1)               Shares subject to stock options that are exercisable within 60 days after March 1, 2011 (“vested”) are treated as issued and outstanding for the purpose of computing the percent of class owned by such person but not for the purpose of computing the percent of class owned by any other person.

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

(6)               Sole voting power.

(7)               Of these shares, 30,872 are held by Mr. Coniglio, 26,530 are held in a family trust controlled by Mr. Coniglio, as to which he has sole voting and investment power, while 8,453 shares are held by Hudson, Martin, Ferrante & Street, a partnership of which Mr. Coniglio is the managing partner, with voting and investment power. Does not include 10,500 shares subject to the vested stock options.

(8)               These shares are held jointly with family members, other than 1,610 shares held in a corporate pension, as to which Ms. Hudson has voting and investment power. Does not include 2,500 shares subject to the vested stock options.

(9)               Mr. Leveque retired effective February 28, 2011.

(10)         Does not include 10,500 shares subject to the vested stock options.

(11)         Shares beneficially held by Mr. and Mrs. Chrietzberg are counted once in calculating the beneficial ownership of all Directors and Executive Officers of the Corporation as a group.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows information regarding each of the Corporation’s equity compensation plans as of December 31, 2010:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	23,500	$3.19	300,000
Equity compensation plans not approved by security holders	0	N/A	0
Total	23,500	$3.19	300,000

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Although the Bank does not have any limits on the aggregate amount it would be willing to lend to directors and officers as a group, loans to individual directors and officers must comply with the Bank’s internal lending policies, statutory lending limits, and Federal Reserve Regulation “O.”  As of December 31, 2010, the Bank had $4,698,000 in loans outstanding to its directors and executive officers.

DIRECTOR INDEPENDENCE

The following directors of the Corporation are deemed “independent,” as defined by the applicable listing standards of NASDAQ:

Mark A. Briant	Peter J. Coniglio
Carla S. Hudson	John M. Lotz

No directors, who are not independent, are members of the Audit or the Compensation Committees of the Board.  Chairman Charles Chrietzberg, Jr. serves on the Compliance and Asset Liability Committees.  Director and Senior Vice President Stephanie Chrietzberg serves on the Asset Liability Committee.

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Aggregate fees billed by Hutchinson and Bloodgood, LLP for professional services rendered in connection with the audit of the Corporation’s Consolidated Financial Statements for the years ended December 31, 2010 and 2009 and for the required review of the Corporation’s unaudited Consolidated Financial Statements included in its Form 10-Qs for those same years totaled $128,400 and $103,700, respectively.

AUDIT-RELATED FEES

No audit-related fees were billed by Hutchinson and Bloodgood, LLP for the years ended December 31, 2010 and 2009.

TAX FEES

$8,000 and $8,000 was paid to Hutchinson & Bloodgood, LLP for all tax services rendered for the years ended December 31, 2010 and 2009, respectively.

ALL OTHER FEES

No other fees were paid to Hutchinson and Bloodgood, LLP for the years ended December 31, 2010 and 2009.

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the Corporation’s independent auditor.  These services may include audit, audit-related, tax and other services.  Pre-approval is generally provided for up to one year and is detailed as to a particular service or category of service.  The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with the pre-approval and the fees for services performed to date.  All services performed by Hutchinson & Bloodgood, LLP for which fees were billed to the Corporation during the years ended December 31, 2010 and 2009 as disclosed herein were approved by the Audit Committee pursuant to the procedures outlined herein.  All of the services of Hutchinson & Bloodgood, LLP in auditing the Corporation’s Consolidated Financial Statements for the year ended December 31, 2010 were performed by Hutchinson & Bloodgood, LLP by its full-time, permanent employees.

ITEM 15.                                              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A.                                   EXHIBITS

		Description	Page or Footnote Reference

2		Plan of Merger and Merger Agreement, Monterey County Bank with Monterey County Merger Corporation under the Charter of Monterey County Bank under the Title of Monterey County Bank, joined in by Northern California Bancorp, Inc. dated November 1, 1995.	(1)
3 (i)		Articles of Incorporation, as amended through January 2009	(9)
3 (ii)		Bylaws	(1)
10(i)	(1)	Stipulation to the Issuance of a Consent Order and Consent Order, effective September 1, 2010	(10)
	(2)	Consent Order, effective September 29, 2010	(11)
	(3)	Written Agreement by and between the Federal Reserve Bank of San Francisco and Northern California Bancorp, effective October 29, 2010	(12)
10 (ii) D	(1)	Lease agreement Carmel Branch Office	(1)
	(2)	Lease agreement Carmel-by-the-Sea Office	(5)
	(3)	Lease agreement 301 Webster Street, Monterey, CA 93924	(6)
10 (ii) A	(1)	Employment Contract of Charles T. Chrietzberg, Jr., dated January 1, 2008	(8)
	(2)	Deferred Compensation Agreement, dated December 31, 1993	(1)
	(3)	Northern California Bancorp, Inc. 2007 Stock Option Plan and Stock Option Agreements	(7)
	(4)	Amendment to the Salary Continuation Agreement Dated December 31, 1993	(2)
	(5)	Life Insurance Endorsement Method Split Dollar Plan Agreement	(2)
	(6)	Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement dated January 5, 2000	(3)
	(7)	Amendment to the Life Insurance Endorsement Method Split Dollar Plan	(3)
	(8)	Amendment to the Salary Continuation Agreement Dated December 31, 1993	(3)
	(9)	Monterey County Bank Supplemental Life Insurance Agreement Dated October 26, 2006	(6)
	(10)	First Amendment to the Monterey County Bank Supplemental Life Insurance Agreement dated October 31, 2006	(6)

	Description	Page or Footnote Reference
10(iii)	Merchant Asset Purchase Agreement, dated November 1, 2010, by and between Monterey County Bank, Northern California Bancorp and Elavon, Inc.	(13)
21	Subsidiaries	(6)
23.1	Consent of Hutchinson and Bloodgood, LLP	(13)
31.1	Certification of the Chief Executive Officer of Northern California Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	14
31.2	Certification of the Chief Financial Officer of Northern California Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	15
32.1	Certification of the Chief Executive Officer of Northern California Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	16
32.2	Certification of the Chief Financial Officer of Northern California Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	17

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

(13) Filed as an exhibit to Form 10-K for the period ended December 31, 2010.

B.                                     REPORTS

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN CALIFORNIA BANCORP, INC.

Date:	April 11, 2011	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chief Executive Officer
and President

Date:	April 11, 2011	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer
and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Mark A. Briant		April 11, 2011
Mark A. Briant	Director

/s/Charles T. Chrietzberg, Jr.		April 11, 2011
Charles T. Chrietzberg, Jr.	Director

/s/ Sandra G. Chrietzberg		April 11, 2011
Sandra G. Chrietzberg	Director

/s/Stephanie G. Chrietzberg		April 11, 2011
Stephanie G. Chrietzberg	Director

/a/ Peter J. Coniglio		April 11, 2011
Peter J. Coniglio	Director

/s/ Carla S. Hudson		April 11, 2011
Carla S. Hudson	Director

/s/ John M. Lotz		April 11, 2011
John M. Lotz	Director