Form 10-Q
period 2011-03-31
NORTHERN CALIFORNIA BANCORP INC
filed 2011-05-16
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2011

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

As of May 10, 2011, the Corporation had 1,785,891 shares of common stock outstanding.

PART I-FINANCIAL INFORMATION

Item 1.             FINANCIAL STATEMENTS

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	MARCH 31	DECEMBER 31
(Dollars in thousands, except share data)	2011	2010
	(Unaudited)	(Audited)
ASSETS:
Cash and Due From Banks	$11,826	$16,400
Trading Assets	28	30
Investment Securities, available for sale	49,509	44,226
Other Investments	3,593	3,712
Loans Held for Sale, at lower of cost or market	3,165	3,937
Loans, net of allowance for loan losses of $3,220 in 2011; $3,159 in 2010	152,504	147,612
Bank Premises and Equipment, Net	4,597	4,802
Cash Surrender Value of Life Insurance	4,258	4,226
Foreclosed assets	25,832	28,825
Interest Receivable and Other Assets	8,575	9,847
Total Assets	$263,887	$263,617

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Non interest-bearing demand	$35,895	$35,361
Interest-bearing demand	17,577	18,404
Savings	11,477	9,660
Time less than $100,000	77,024	81,302
Time in denominations of $100,000 or more	61,075	63,271
Total Deposits	203,048	207,998

Federal Home Loan Bank borrowed funds	29,000	25,000
Revolving line of credit	2,700	2,700
Other borrowings	1,534	289
Junior Subordinated Debt Securities	8,248	8,248
Payable for investment securities purchased	2,000	145
Interest Payable and Other Liabilities	4,283	4,930
Total Liabilities	250,813	249,310

Shareholders’ Equity:
Common Stock - No Par Value Authorized 10,000,000 in 2011 and 2010 Outstanding:1,785,891 in 2011 and 2010	5,094	5,094
Retained Earnings	8,930	10,387
Accumulated Other Comprehensive Loss	(950)	(1,174)
Total Shareholders’ Equity	13,074	14,307
Total Liabilities & Shareholders’ Equity	$263,887	$263,617

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE-MONTH PERIOD ENDING
	March 31
(Dollars in thousands except share data)	2011	2010
INTEREST INCOME:
Loans	$2,205	$2,571
Time deposits with other financial institutions	6	3
Investment securities	592	778
Federal funds sold	—	—
Total Interest Income	2,803	3,352

INTEREST EXPENSE:
Interest-bearing transaction accounts	5	5
Savings and time deposit accounts	366	598
Time deposits in denominations of $100,000 or more	301	395
Notes payable and other	410	495
Total Interest Expense	1,082	1,493

Net Interest Income	1,721	1,859
Provision for loan losses	1,100	—
Net interest income after provision for loan losses	621	1,859

NON-INTEREST INCOME:
Service charges on deposit accounts	85	123
Income from sales and servicing of Small Business Administration Loans	50	63
Gain on sales of investment securities	8	136
Other income	1,087	1,179
Total non-interest income	1,230	1,501

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	912	916
Occupancy and Equipment Expense	263	265
Foreclosed assets, net	326	734
Professional Fees	461	408
Data Processing	56	76
Other general and administrative	1,231	1,132
Total non-interest expenses	3,249	3,531

Loss before tax provision (benefit)	(1,398)	(171)
Income tax provision (benefit)	59	(110)
Net loss	$(1,457)	$(61)

Loss per common share
Basic	$(0.82)	$(0.03)
Diluted	$(0.82)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other Comprehensive
	Number of	Common	Retained	Income
(in thousands except share data)	Shares	Stock	Earnings	(Loss)	Total

Balance at December 31, 2008	1,803,908	$5,172	$9,482	$(302)	$14,352

Comprehensive income:
Net income for the year	—	—	1,611	—	1,611
Change in net unrealized loss on AFS securities and other assets net of reclassification adjusment and tax effects	—	—	—	272	272
Total comprehensive income					1,883

Stock repurchase	(20,678)	(84)	—	—	(84)

Balance at December 31, 2009	1,783,230	$5,088	$11,093	$(30)	$16,151

Comprehensive income:
Net loss for the year	—	—	(706)	—	(706)
Change in net unrealized loss on AFS securities and other assets net of reclassification adjusment and tax effects	—	—	—	(1,144)	(1,144)
Total comprehensive loss					(1,850)
Exercise of stock options	2,661	6	—	—	6

Balance at December 31, 2010	1,785,891	$5,094	$10,387	$(1,174)	$14,307

Comprehensive income:
Net loss for the year	—	—	(1,457)	—	(1,457)
Change in net unrealized loss on AFS securities and other assets net of reclassification adjusment and tax effects	—	—	—	224	224
Total comprehensive loss					(1,233)

Balance at March 31, 2011 (Unaudited)	1,785,891	$5,094	$8,930	$(950)	$13,074

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTH PERIOD ENDED
	MARCH 31
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,457)	$(61)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization expense	84	88
Provision for loan losses	1,100	—
Provision for foreclosed asset losses	83	649
Realized gain on sales of available-for-sale securities, net	(8)	(136)
Amortization of deferred loan fees, net	17	28
Net amortization(accretion) of discounts and premiums on investment securities, net	(28)	(21)
Deferred income tax expsense (benefit)	373	(184)
(Gain)loss on sale of foreclosed assets	172	(23)
Increase in cash surrender value of life insurance	(32)	(32)
(Increase) decrease in assets:
Trading assets	2	75
Loans held for sale	772	(159)
Interest receivable	194	83
Other assets	679	1,170
Decrease in liabilities
Interest payable	(157)	(24)
Other liabilities	(635)	(1,793)
Net cash provided (used) by operating activities	1,159	(340)

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for sale securities
Sales	514	2,768
Maturities, prepayments, and calls	38	74
Purchases	(3,445)	(539)
Redemption of stock investments, restricted	119	—
Net increase (decrease) in loans	(6,439)	2,077
Proceeds form loan sales	—	252
Proceeds from sale of other real estate owned	3,065	229
Proceeds from sale of equipment	144	—
Additions to bank premises and equipment	(24)	(272)
Net cash provided (used) by investing activities	(6,028)	4,589

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(4,950)	18,276
Proceeds from borrowings	5,245	5,000
Repayments on borrowing, net	—	(10,000)
Proceeds from exercise of stock options	—	6
Net cash provided by financing activities	295	13,282

Net increase (decrease) in cash and cash equivalents	(4,574)	17,531

CASH AND CASH EQUIVALENTS, BEGINNING	16,400	12,251

CASH AND CASH EQUIVALENTS, ENDING	$11,826	$29,782

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE 1) NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Northern California Bancorp, Inc. (the “Corporation”) was incorporated on August 29, 1995, as a for-profit corporation under the California Corporate laws for the principal purpose of engaging in banking and non-banking activities as allowed for a bank holding company.  The Corporation’s sources of revenues at this time are dividends on investments, gains on securities transactions and potential dividends, management fees and tax equalization payments, if any, from the Monterey County Bank (the Bank).

The Corporation owns 100% of the Bank which operates five full service branches in Monterey County, California. The Corporation owns 100% of the common stock of two unconsolidated special purpose business trusts, “Northern California Bancorp, Inc. Trust I” and “Northern California Bancorp, Inc. Trust II”.

Basis of Presentation

The interim condensed consolidated financial statements of Northern California Bancorp, Inc. and Monterey County Bank are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the consolidated financial position and operating results of the Corporation for the interim periods.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011.  The year-end consolidated balance sheet data at December 31, 2010 was derived from the audited financial statements.  All material intercompany balances and transactions have been eliminated in consolidation.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Corporation’s Form 10-K for the fiscal year ended December 31, 2010.

(NOTE 2)  CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Corporation’s financial statements and accompanying notes.  Management believes that the judgments, estimates and assumptions used in preparation of the Corporation’s financial statements are appropriate given the factual circumstances as of March 31, 2011.

Various elements of the Corporation’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Corporation’s results of operation.  In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy and the sensitivity of the Corporation’s financial statements to those judgments, estimates and assumptions, is critical to an understanding of the Corporation’s financial statements.  This policy relates to the methodology that determines the

Corporation’s allowance for loan losses.  Management has discussed the development and selection of this critical accounting policy with the Corporation’s Audit Committee of the Board of Directors.  Although Management believes the level of the allowance at March 31, 2011 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time.  For further information regarding the allowance for loan losses see “Provision and Allowance for Loan Losses” included elsewhere herein.

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

(NOTE 3) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FASB ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):Improving Disclosures About Fair Value Measurements requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the consolidated balance sheet and (ii) entities should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy are required for the Corporation beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Corporation on January 1, 2010.

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

FASB ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, was issued in January 2011. ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated (see nest paragraph).

 FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, was issued in April 2011.  ASU 2011-02 clarifies whether a restructuring constitutes a troubled debt restructuring by clarifying the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. In addition, under this ASU a creditor is precluded from using the effective interest rate test when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption.  Management is assessing the impact of this ASU on the Corporation’s financial statements and disclosures.

(NOTE 4) STOCK BASED COMPENSATION

The Corporation’s compensation cost relating to share-based payment transactions is recognized in the financial statements based upon the fair value of the equity or liability instruments issued. Based on the stock-based compensation awards outstanding for the three months ended March 31, 2011 and 2010, there was no stock-based compensation expense.

Under the Corporation’s 1998 Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive stock options are granted at fair value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  Non-qualified stock options may be granted at prices not lower than 85% of the fair market value of the common stock on the date of grant.  The Board of Directors (Board) is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.  Under the Plan, 23,500 shares of common stock have been reserved for the granting of these options.  At March 31, 2011, 23,500 options were outstanding.  During 2011, no options were granted and no options were exercised by officers, employees, and Board members.  As of March 31, 2011, all options have been vested.

No further Options may be granted under the 1998 Stock Option Plan.  The plan provided that options could be granted for a period of ten years from the date the Plan was adopted by the Board.  The Board adopted the Plan on April 16, 1998.  The Plan remains in effect until all Options granted under the Plan have been exercised or have expired.

Under the Corporation’s 2007 Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive stock options are granted at fair value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  The Board is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.  Under the Plan, 300,000 shares of common stock have been reserved for the granting of these options.  As of March 31, 2011, no options have been granted under the 2007 Stock Option Plan.

(NOTE 5) EARNINGS PER SHARE

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

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

	Earnings per share Calculation
	For the three months ended March 31
	2011			2010
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Loss	Shares	Amount	Loss	Shares	Amount
	(in thousands, except share data)
Basic loss per share	$(1,457)	1,785,891	$(0.82)	$(61)	1,783,733	$(0.03)

Effect of dilutive shares assumed exercise of outstanding options	—	—	—	—	2,727	—

Diluted loss per share	$(1,457)	1,785,891	$(0.82)	$(61)	1,786,460	$(0.03)

(NOTE 6) INVESTMENT SECURITIES

The following table presents investment securities, available for sale at March 31, 2011 and December 31, 2010:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)
Securities Available for Sale
Mortgage Backed Securities	$589	$27	$—	$616
State/Local Agency Securities	48,678	115	(1,902)	46,891
Government Agency Securities	2,000	2	—	2,002

Total securities available for sale	$51,267	$144	$(1,902)	$49,509

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)
Securities Available for Sale
Mortgage Backed Securities	$625	$28	$—	$653
State/Local Agency Securities	43,788	60	(2,277)	41,571
Government Agency Securities	2,000	2	—	2,002

Total securities available for sale	$46,413	$90	$(2,277)	$44,226

In addition, the Corporation maintains a trading account, at fair value, consisting of marketable securities.  At March 31, 2011 and December 31, 2010 the account value was $28,000 and $30,000, respectively.

The amortized cost and fair value of debt securities by contractual maturity date at March 31, 2011 follows:

	Available for Sale
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)

Due after ten years	$51,267	$49,509

Proceeds from maturity and sales of investment securities for the three months ended March 31, 2011, and 2010 were $514,000, and $2,768,000, respectively.  Realized gains for the three months ended March 31, 2011, and 2010 were $8,000, and $136,000, respectively.

At March 31, 2011 and December 31, 2010, U.S. Government and Mortgage Backed obligations with a carrying value of $2,618,000 and $2,655,000, respectively, were pledged to secure advances from the FHLB.

At March 31, 2011 and December 31, 2010 State/Local Agency obligations with a carrying value of $8,928,000 and $9,637,000, respectively, were pledged to secure loans from the Federal Reserve Bank.

In March 2011, the Bank purchased a $2,000,000 debt security that had a settlement date in April 2011.  The Bank had recorded the investment security purchased as of the trade date and recorded the corresponding payable for investment securities purchased of $2,000,000 at March 31, 2011.

Information pertaining to securities with gross unrealized losses at March 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
(Dollars in thousands)
Securities Available for Sale:
State/Local Agency Securities	$25,846	$(1,064)	$8,731	$(838)	$34,577	$(1,902)

Information pertaining to securities with gross unrealized losses at December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
(Dollars in thousands)
Securities Available for Sale:
State/Local Agency Securities	$27,238	$(1,367)	$5,854	$(910)	$33,092	$(2,277)

At a minimum Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; (3) the Bank’s intention not to sell the security; and (4) the lack of any need to sell the security before recovery of its cost basis.

On March 31, 2011, 70 securities had an unrealized loss with aggregate depreciation of 3.84% from the Bank’s amortized cost basis. On December 31, 2010, 75 securities had an unrealized loss with aggregate depreciation of 6.56% from the Bank’s amortized cost basis. The unrealized losses relate to securities issued by state and local government agencies.  All such securities are deemed to be investment grade as determined either by Moody or Standard and

Poor’s or, for unrated securities, by an independent consultant.  Based on this and the factors stated in the previous paragraph, no decline is deemed to be other-than-temporary.

(NOTE 7) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table presents information on loans and the allowance for loan losses at March 31, 2011 and December 31, 2010:

	March 31	December 31
	2011	2010
	(Dollars in thousands)

Commercial and industrial	$18,792	$22,217
Construction and land	12,874	14,788
Real Estate - commercial	64,706	62,854
Real Estate - residential	46,368	42,716
Consumer	3,696	489
SBA - unguaranteed portion held for investment	5,653	5,351
SBA - guaranteed portion	6,324	5,864
Other	620	590
Total	159,033	154,869
Allowance for loan losses	(3,220)	(3,159)
Deferred origination fees, net	(144)	(161)

Loans, net	$155,669	$151,549

Loans held for sale totaled $3,165,000 and $3,937,000 at March 31, 2011 and December 31, 2010, respectively, and are included in the SBA guaranteed portion above.

The following tables present an analysis of credit quality indicators by loan class at March 31, 2011 and December 31, 2010:

	March 31, 2011
	Grade
	(Dollars in thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Construction and land:
Land	$9,604	$1,409	$1,861	$—	$12,874

One to four residential:
First liens	34,457	1,765	3,835	—	40,057
Junior liens	4,662	1,503	146	—	6,311

Commercial real estate:
Owner occupied	26,173	5,316	—	—	31,489
Non-owner occupied	31,190	1,176	851	—	33,217

Commercial and industrial:
Secured	11,422	1,536	3,471	—	16,429
Unsecured	2,363	—	—	—	2,363

Consumer	3,685	11	—	—	3,696

SBA:
SBA, unguaranteed portion held for investment	5,131	—	522	—	5,653
SBA, guaranteed portion	4,760	—	642	922	6,324

Other	620	—	—	—	620

Total	$134,066	$12,716	$11,328	$922	$159,033

	December 31, 2010
	Grade
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Construction and land:
One-to four-family residential	$—	$—	$—	$—	$—
Commercial real estate	—	—	1,265	—	1,265
Land	8,837	—	4,686	—	13,523

One-to four-residential:
First liens	32,691	—	4,610	—	37,301
Junior liens	4,790	162	463	—	5,415

Commercial real estate:
Owner occupied	25,818	3,693	—	—	29,511
Non-owner occupied	31,947	500	896	—	33,343

Commercial and industrial:
Secured	13,071	658	3,339	—	17,068
Unsecured	5,149	—	—	—	5,149

Consumer	363	113	13	—	489

SBA:
SBA, unguaranteed portion held for investment	4,782	11	418	140	5,351
SBA, guaranteed portion	4,256	—	713	895	5,864

Other	590	—	—	—	590

Total	$132,294	$5,137	$16,403	$1,035	$154,869

The Company’s policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, based on currently existing facts, conditions and values. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose the Bank to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are required to be designated as special mention.

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

The following table sets forth an aging analysis of past due loans by loan class at March 31, 2011 and December 31, 2010:

	March 31, 2011
							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing
	(Dollars in thousands)
Construction and land:
Land	$—	$—	$1,861	$1,861	$11,013	$12,874	$—

One to four residential:
First liens	2,454	—	1,988	4,442	35,615	40,057	—
Junior liens	183	—	146	329	5,982	6,311	—

Commercial real estate:
Owner occupied	—	—	452	452	31,037	31,489	452
Non-owner occupied	1,241	—	851	2,092	31,125	33,217	—

Commercial and industrial:
Secured	—	—	4,119	4,119	12,310	16,429	648
Unsecured			—	—	2,363	2,363	—

Consumer	258	—	—	258	3,438	3,696	—

SBA:
SBA, unguaranteed portion held for investment	407	—	280	687	4,966	5,653	—

SBA, guaranteed portion	104	—	1,564	1,668	4,656	6,324	—

Other	—	—	—	—	620	620	—

Total	$4,647	$—	$11,261	$15,908	$143,125	$159,033	$1,100

	December 31, 2010
			Greater				Recorded
			Than				Investment
	30-59 Days	60-89 Days	90 Days	Total		Total	90 Days or more
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
	(Dollars in thousands)
Construction and land:
Commercial real estate	$—	$—	$1,265	$1,265	$—	$1,265	$—
Land	—	265	1,922	2,187	11,336	13,523	—

One-to four-residential:
First liens	1,924	—	2,763	4,687	32,614	37,301	—
Junior liens	97	162	25	284	5,131	5,415	—

Commercial real estate:
Owner occupied	—	—	—	—	29,511	29,511	—
Non-owner occupied	635	—	896	1,531	31,812	33,343	896

Commercial and industrial:
Secured	1,095	360	3,164	4,619	12,449	17,068	—
Unsecured	401	300	—	701	4,448	5,149	—

Consumer	—	100	13	113	376	489	—

SBA:
SBA, unguaranteed portion held for investment	228	43	459	730	4,621	5,351	11

SBA, guaranteed portion	51	—	1,608	1,659	4,205	5,864

Other	—	—	—	—	590	590	—

Total	$4,431	$1,230	$12,115	$17,776	$137,093	$154,869	$907

Loans past due greater than 90 days totaled $11,261,000 and $12,115,000 at March 31, 2011 and December 31, 2010, respectively; compared to total nonaccrual loans of $10,161,000 $11,473,000 at March 31, 2011 and December 31, 2010, respectively.  The difference at March 31, 2011 of $1,100,000 was due to two loans which were well secured and in the process of collection and were not classified as nonaccrual.  The difference at December 31, 2010 of $642,000 was due to two loans totaling $907,000 which were well secured and in the process of collection and were not classified as nonaccrual, and a $265,000 loan which was past due less than 90 days but was classified as nonaccrual.

Loans by portfolio segment, and the related allowance for loan loss for each segment, are presented below as of March 31, 2011 and December 31, 2010. Loans and the allowance for loan losses are further segregated by impairment methodology.

	March 31, 2011
	Loan Balance			Allowance for Loan & Lease Losses:
	Individually evaluated for impairment	Collectively evaluated for impairment	Balance	Individually evaluated for impairment	Collectively evaluated for impairment	Balance
	(Dollars in thousands)
Construction and Land	$1,861	$11,013	$12,874	$106	$220	$326

One to Four Residential:

First lien	3,835	36,222	40,057	135	376	511

Junior lien	146	6,165	6,311	40	386	426

Commercial real estate	851	63,855	64,706	60	937	997

Commercial and Industrial	3,471	15,321	18,792	53	211	264

Consumer	—	3,696	3,696	—	99	99

SBA - unguaranteed portion	522	5,131	5,653	86	346	432

SBA - guaranteed portion	1,564	4,760	6,324	—	—	—

Other	—	620	620	—	9	9

Unallocated					156	156

Total	$12,250	$146,783	$159,033	$480	$2,740	$3,220

	December 31, 2010
	Loan Balance			Allowance for Loan Losses:
	Individually evaluated for impairment	Collectively evaluated for impairment	Balance	Individually evaluated for impairment	Collectively evaluated for impairment	Balance
	(Dollars in thousands)
Construction and Land	$3,453	$11,335	$14,788	$93	$278	$371

One-to Four-Residential:

First lien	2,763	34,538	37,301	43	439	482

Junior lien	25	5,390	5,415	1	418	419

Commercial real estate	—	62,854	62,854	—	985	985

Commercial and Industrial	3,164	19,053	22,217	33	277	310

Consumer	13	476	489	3	3	6

SBA - unguaranteed portion	447	4,904	5,351	120	349	469

SBA - guaranteed portion	1,608	4,256	5,864	—	—	—

Other	—	590	590	—	8	8

Unallocated					109	109

Total	$11,473	$143,396	$154,869	$293	$2,866	$3,159

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

Loans evaluated individually for impairment have been classified as substandard or doubtful at March 31, 2011 and December 31, 2010, respectively.  Loans evaluated collectively for impairment consist of all loans in the portfolio which are not impaired.

The following table summarizes the activity in the allowance for loan loss by loan class for the three months ended March 31, 2011.

	Balance as of December 31, 2010	Charge Offs	Recoveries	Provision	Balance as of March 31, 2011

Construction and Land	$371	$644	$—	$599	$326

One to Four Residential:

First lien	482	—	—	29	511

Junior lien	419	16	—	23	426

Commercial real estate	985	38	—	50	997

Commercial and Industrial	310	58	1	11	264

Consumer	6	100	—	193	99

SBA - unguaranteed portion	469	184	—	147	432

SBA - guaranteed portion	—	—	—	—	—

Other	8	—	—	1	9

Unallocated	109	—	—	47	156

Total	$3,159	$1,040	$1	$1,100	$3,220

The following table summarizes loans on nonaccrual status by loan class at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Construction and land:
Commercial real estate	$—	$1,265
Land	1,861	2,188

One-to four-residential:
First liens	1,988	2,763
Junior liens	146	25

Commercial real estate	851	—

Commercial and industrial:
Secured	3,471	3,164

Consumer	—	13

SBA:
SBA, unguaranteed portion held for investment	280	447

SBA guaranteed protion	1,564	1,608

Total	$10,161	$11,473

The following tables summarize the Bank’s investment in loans for which impairment has been recognized as of and for the three months ended March 31, 2011 and as of and for the year ended December 31, 2010.  Impaired loans consist of the loans on non-accrual status.

	March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and land:
Land	$—	$—	$—	$265	$—
One to four residential:
First Liens	—	—	—	1,178	—
Junior Liens	—	—	—	—	—
Commercial and industrial:
Secured	—	—	—	3,189	—
Consumer	—	—	—	—	—
SBA:
SBA, unguaranteed portion held for investment	—	—	—	—	—
SBA. guaranteed portion	—	—	—	1,564	—

With an allowance recorded:
Construction and land:
Land	—	—	—	1,596	—
Commercial real estate	—	38	—	889	—
One to four residential:
First Liens	—	—	—	810	—
Junior Liens	—	16	—	162	—
Commercial and industrial:
Secured	—	44	—	327	—
Consumer
SBA:
SBA, unguaranteed portion held for investment	—	65	—	346	—

Total:
Construction and land	$—	$—	$—	$1,861	$—
Commercial Real Estate	—	38	—	889	—
One to four residential First Lien	—	—	—	1,988	—
One to four residential Junior Lien	—	16	—	162	—
Commercial and industrial	—	44	—	3,516	—
Consumer	—	—	—	—	—
SBA Unguaranteed portion	—	65	—	346	—
SBA Guaranteed portion	—	—	—	1,564	—
	$—	$163	$—	$10,326	$—

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Construction and land:
One-to four-family residential	$—	$—	$—	$118	$—
Land	1,660	1,660	—	709	20
One-to four-residential:
First Liens	1,953	1,953	—	1,466	47
Junior Liens	—	—	—	35	—
Commercial and industrial:
Secured	3,000	3,000	—	115	95
SBA:
SBA, unguaranteed portion held for investment	57	57	—	8	15

SBA. guaranteed portion	1,608	1,608	—	1,806	—

With an allowance recorded:
Construction and land:
Commercial real estate	1,265	1,265	63	3	31
Land	528	528	30	528	—
One to four residential:
First Liens	810	810	43	24	28
Junior Liens	25	25	1	3	—
Commercial and industrial:
Secured	164	164	33	21	15
Consumer	13	13	3	4	1
SBA:
SBA, unguaranteed portion held for investment	390	416	120	779	11

Total:
Construction and land	$3,453	$3,453	$93	$1,358	$51
One to four residential First Lien	2,763	2,763	43	1,490	75
One to four residential Junior Lien	25	25	1	38	—
Commercial and industrial	3,164	3,164	33	136	110
Consumer	13	13	3	4	1
SBA Unguaranteed portion	447	473	120	787	26
SBA Guaranteed portion	1,608	1,608	—	1,806	—
	$11,473	$11,499	$293	$5,619	$263

(Note 8) FORECLOSED ASSETS

As of March 31, 2011 and December 31, 2010, foreclosed assets totaled $28,825,000 and $22,517,000, respectively, net of valuation allowance. Based on property values, a valuation allowance of $3,189,000 and $1,636,000 was deemed necessary at March 31, 2011 and December 31, 2010, respectively.

During the three months ended March 31, 2010 two properties sold for a total of $3,335,000, resulting in a loss on sale of $172,000.  During the three months ended March 31, 2010 one property was sold for $225,000, with a gain on sale of $23,000.

Operating expenses for foreclosed assets totaled $326,000 and $734,000 for the three months ended March 31, 2011 and 2010, respectively.

(NOTE 9) FAIR VALUE MEASUREMENTS:

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

Fair Value Measured on a Recurring Basis

The following tables present the balance of assets whose fair values are measured on a recurring basis by level within the valuation hierarchy:

	March 31, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Trading securities	$28	$—	$28	$—
Mortgage Backed Securities	616	—	616	—
State/Local Agency Securities	46,891	—	46,891	—
Government Agency Securities	2,002	—	2,002	—

Total securities available for sale	$49,537	$—	$49,537	$—

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Trading securities	$30	$—	$30	$—
Mortgage Backed Securities	653	—	653	—
State/Local Agency Securities	41,571	—	41,571	—
Government Agency Securities	2,002	—	2,002	—
Total securities available for sale	$44,256	$—	$44,256	$—

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

Fair Value Measured on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following tables present such assets carried on the balance sheet by caption and by level within the valuation hierarchy:

					Total Losses
					Three Months Ended
	At March 31, 2011				March 31,
	Total	(Level 1)	(Level 2)	(Level 3)	2011
	(Dollars in Thousands)

Impaired loans	$9,823	$—	$6,874	$3,288	$164
Loans held for sale	3,165	—	3,165	—	—
Foreclosed assets	25,832	—	13,030	12,802	—

	$38,820	$—	$23,069	$16,090	$164

					Total Losses
					Year Ended
	At December 31, 2010				December 31,
	Total	(Level 1)	(Level 2)	(Level 3)	2010
	(Dollars in Thousands)

Impaired loans	$11,180	$—	$5,427	$5,753	$73
Loans held for sale	3,937	—	3,937	—	—
Foreclosed assets	28,825	—	12,215	16,610	—
	$43,942	$—	$21,579	$22,363	$73

There were no transfers of assets between levels during the three months ended March 31, 2011.

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

Loans Held for Sale

Loans held for sale are required to be measured at the lower of cost or fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions, which are level 2 inputs. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At March 31, 2011 and December 31, 2010, the fair value of loans held for sale was greater than cost; therefore, the entire balance of loans held for sale was recorded at cost.

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

Current authoritative guidance requires interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Corporation’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Corporation’s financial instruments as of March 31, 2011 is shown below.

	March 31, 2011
	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$11,826	$11,826
Investment Securities, available for sale	49,509	49,509
Other Investments	3,593	3,593
Trading Account	28	28
Loans, held for sale	3,165	3,165
Loans, net	152,504	153,496
Other Real Estate Owned	25,832	25,832
Accrued interest receivable	1,084	1,084

Financial Liabilities
Deposits	203,048	203,859
Long-term debt	37,248	37,650
Short-term debt	4,234	4,234
Accrued Interest Payable	1,376	1,376

	December 31, 2010
	Carrying	Fair
	Amount	Value
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$16,400	$16,400
Trading assets	30	30
Investment securities, available for sale	44,226	44,226
Other investments	3,712	3,712
Loans, held for sale	3,937	3,937
Loans, net	147,612	148,669
Accrued interest receivable	1,278	1,278

Financial Liabilities:
Deposits	207,998	210,512
Long-term debt	33,537	30,430
Short-term debt	2,700	2,700
Accrued interest payable	1,533	1,533

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

At March 31, 2011 and December 31, 2010, such commitments to extend credit were $7,859,000 and $7,341,000, respectively, of undisbursed lines of credit, undisbursed loans in process, and commitment letters.

The Bank has two letters of credit issued by Federal Home Loan Bank of San Francisco. One letter of credit in the amount of $330,000, expiring April 17, 2011, is used to secure local agency deposits.  The beneficiary of the letter of credit is the Administrator of Local Agency Security, Department of Financial Institutions.  The letter of credit will not be renewed; the total deposits of each local agency is within the current FDIC insurance limit. The other letter of credit in the amount of $700,000, expiring August 17, 2011, has MasterCard International Inc. as the beneficiary.

(NOTE 11) REGULATORY MATTERS

The Bank entered into a Consent Order with the FDIC and CDFI effective September 1, 2010 that, among other things, requires the Bank to maintain a minimum leverage capital ratio of 9.0% and a minimum total risk-based capital ratio of 12.0%. At March 31, 2011, the Bank’s leverage capital ratio was 8.98% and its total risk-based capital ratio was 13.54%. The Bank has executed an agreement with a financial advisory firm to assist in determining the appropriate action to be taken to insure the required capital levels are met and maintained.  Appropriate actions or combination of actions may include soliciting additional capital through a private placement offering, reducing the Bank’s assets through sales of branch offices, loans or other real estate owned, merger with another financial institution or sale of the Bank.  Additionally, the Bank has instructed its legal counsel to prepare private placement memorandum documents.

See “Other Regulatory Matters” in Item 2 below for more information on the Consent Order, as well as the Consent Order, Order for Restitution and Order to Pay Civil Money Penalties relating to the Bank’s credit card programs.

(NOTE 12) LEGAL PROCEEDINGS

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

Although the amount of any ultimate liability with respect to the above proceeding cannot be determined, in the opinion of management, an adverse ruling may have a material effect on the consolidated financial position of the Corporation and Bank.

See Item 1, Legal Proceedings under Part II — Other Information, for information on other legal matters.

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

OVERVIEW OF THE RESULTS OF OPERATION AND FINANCIAL CONDITION

Results of Operations Summary

The net loss for the quarter ended March 31, 2011 was $1,457,000 compared with a net loss of $61,000 for the quarter ended March 31, 2010. Basic loss per share for the first quarter of 2011 was ($0.82), compared to ($0.03) for the first quarter of 2010. The Corporation’s annualized return on average equity was (41.72%) and annualized return on average assets was (2.20%) for the quarter ended March 31, 2011, compared to an annualized return on average equity of (1.50%) and an annualized return on assets of (0.09%) for same quarter in 2010. The primary reasons for the change in net loss during the first quarter of 2011 are as follows:

Net interest income decreased $138,000 or 7.42% from $1,859,000 for the first quarter of 2010 to $1,721,000 for the first quarter of 2011, due primarily to a decline of $22,801,000 in interest-earning assets while interest bearing liabilities declined $14,000,000.

The provision for loan losses during the first quarter of 2011 was $1,100,000 compared to no provision during the first quarter of 2010.

Total non-interest income was $1,230,000 during the first quarter of 2011 compared to $1,501,000 during the first quarter of 2010.  The decrease of $271,000 was due primarily to decreases of $128,000 in gain on sales of investment securities and $92,000 in other income.

Total non-interest expense was $3,249,000 during the first quarter of 2011 compared to $3,531,000 during the first quarter of 2010.  The decrease of $282,000 in non-interest expense over the prior year was due primarily to a decrease of $408,000 in expenses related to foreclosed assets, partially offset by a $99,000 increase in other general and administrative expense.

The following table sets forth certain selected financial data and ratios of the Corporation for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31
(in thousands except share data)	2011	2010
Five-Year Selected Financial Data
Summary of Operating Results:
Total interest income	$2,803	$3,352
Total interest expense	1,082	1,493
Net interest income	1,721	1,859

Provision for loan losses	1,100	—
Net interest income after provision for loan losses	621	1,859

Total non-interest income	1,230	1,501
Total non-interest expenses	3,249	3,531

Loss before tax provision (benefit)	(1,398)	(171)
Income tax provision (benefit)	59	(110)

Net loss	$(1,457)	$(61)

Per Common Share Data:

Net loss - Basic (1)	$(0.82)	$(0.03)
Net loss - Diluted (2)	(0.82)	(0.03)
Book value, end of period	7.32	9.36
Avg shares outstanding (3)	1,785,891	1,783,733

Balance Sheet Data:

Total loans, net of unearned income (4)	$159,033	$153,216
Total assets	263,887	285,826
Total deposits	203,048	220,698
Stockholders’ equity	13,074	16,709

	Three Months Ended March 31
	2011	2010
Selected Financial Ratios:
Return on average assets (5) (6)	(2.20)%	(0.09)%
Return on average stockholders’ equity (5) (6)	(41.72)%	(1.50)%
Dividend payout ratio	0.00%	0.00%
Net interest spread	3.53%	3.38%
Net yield on interest earning assets (5)	3.62%	3.58%
Avg shareholders’ equity to average assets (5)	5.28%	5.90%
Risked-Based capital ratios
Tier 1	8.35%	10.48%
Total	12.03%	13.80%
Total loans to total deposits at end of period (4)	78.32%	68.86%
Allowance for loan losses to total loans at end of period (4)	2.02%	2.20%
Nonperforming loans to total loans at end of period (4)	6.39%	2.36%
Net charge-offs to average loans (4)	0.66%	0.07%

(1)          Basic loss per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year.  The weighted average number of common shares used for this computation was 1,785,891 and 1,783,733 for the three months ended March 31, 2011 and 2010, respectively.

(2)          Diluted loss per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,785,891 and 1,786,460 for the three months ended March 31, 2011 and 2010, respectively.

(3)   Weighted average common shares.

(4)   Includes loans held for sale.

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

Net interest income for the first quarter of 2011 was $1,721,000 compared to $1,859,000 for the first quarter of 2010, which was a decrease of $138,000 primarily resulting from decreases of $366,000 in interest on loans and $186,000 in interest on investment securities, partially offset by decreases in interest expense of $232,000 on savings and time deposit accounts, $85,000 on notes payable and other borrowings and $94,000 on time deposits of $100,000 or more.

DISTRIBUTION, RATE AND YIELD ANALYSIS OF NET INTEREST INCOME:

The following tables show the consolidated average balances of earning assets, and interest-bearing liabilities; the amount of interest income and interest expense; the average yield or rate for each category of average interest-earning assets and average interest-bearing liabilities; and the net interest income and the net interest spread for the periods indicated.  Yields are computed on a tax-equivalent basis resulting in adjustments to interest earned on municipal bonds of $248,000 and $294,000 for the three months ended March 31, 2011 and 2010, respectively.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

	Three Months Ended March 31			Three Months Ended March 31
	2011			2010
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans	$157,852	$2,205	5.59%	$163,693	$2,571	6.28%
Time deposits - in other banks	10,912	6	0.22%	10,842	3	0.11%
Investment securities - taxable	6,357	41	2.58%	13,081	123	3.76%
Investment securities - nontaxable	42,431	799	7.53%	52,737	949	7.20%
Total interest-earning assets	217,552	3,051	5.61%	240,353	3,646	6.07%

Allowance for loan and lease losses	(3,022)			(3,527)
Noninterest-bearing assets:
Cash and due from banks	4,889			4,972
Bank premises and equipment	4,659			4,911
Accrued interest receivable	1,169			1,446
Other assets	39,405			27,410
Total average assets	$264,652			$275,565

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand	$16,382	$4	0.10%	$15,365	$4	0.10%
Money market savings	1,860	1	0.22%	1,882	1	0.21%
Savings deposits	10,827	13	0.48%	6,730	8	0.48%
Time deposits >$100M	62,193	301	1.94%	59,703	395	2.65%
Time deposits <$100M	78,586	353	1.80%	97,764	590	2.41%
Other Borrowings	38,615	410	4.25%	41,019	495	4.83%
Total interest-bearing liabilities	208,463	1,082	2.08%	222,463	1,493	2.68%

Noninterest-bearing liabilities:
Noninterest-bearing checking	35,824			29,460
Accrued interest payable	1,490			1,090
Other liabilities	4,908			6,290
Total Liabilities	250,685			259,303
Total shareholders’ equity	13,967			16,262
Total average liabilities and shareholders’ equity	$264,652			$275,565

Net interest income		$1,969			$2,153
Interest income as a percentage of average earning assets			5.61%			6.07%
Interest expense as a percentage of average earning assets			1.99%			2.48%
Net yield on interest earning assets			3.62%			3.58%
Net interest spread			3.53%			3.39%

Rate and Volume Analysis:

The following tables show the increase or decrease in interest income, interest expense and net interest income resulting from changes in rates and volumes for the three months ended March 31, 2011 compared with the same period in 2010.

	Increase (decrease) in the three months ended
	March 31, 2011 and March 31, 2010
	(Dollars in thousands)
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	(92)	(274)	(366)
Time deposits - in other banks	—	3	3
Investment securities - taxable	(63)	(19)	(82)
Investment securities - nontaxable	(185)	35	(150)
	(340)	(255)	(595)

Increase (decrease) in interest expense:
Interest-bearing demand	—	—	—
Money market savings	—	—	—
Savings deposits	5	0	5
Time deposits >$100M	17	(111)	(94)
Time deposits <$100M	(116)	(121)	(237)
Other Borrowing	(29)	(56)	(85)
	(123)	(288)	(411)
Increase (decrease) in net interest income:	$(217)	$33	$(184)

Provision and Allowance for Loan and Lease Losses

The Corporation maintains a detailed, systematic analysis and procedural discipline to determine the appropriate amount of the allowance for loan and lease losses (“ALLL”).  The ALLL is based on estimates and is intended to be adequate to provide for probable losses inherent in the loan portfolio.  This process involves deriving probable loss estimates that are based on individual loan loss estimation, historical loss rates and management’s judgment.

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

The Corporation’s ALLL is maintained at a level believed adequate by management to absorb known and inherent probable losses on existing loans.  A provision for loan losses is charged to expense.  The allowance is charged for losses when management believes that full recovery on the loan is unlikely.  Generally, the Bank charges off any loan classified as a “loss”; portions of loans which are deemed to be uncollectible; overdrafts which have been outstanding for more than 90 days; and all other unsecured loans past due 120 or more days.  Subsequent recoveries, if any, are credited to the ALLL.

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At March 31, 2011 and 2010 the Bank’s allowance stood at 2.02 percent and 2.20 percent of total loans, respectively.

A provision of $1,100,000 was made to the ALLL during the three months ended March 31, 2011 compared to no provision for the same period in 2010.  Loans charged off during the three months ended March 31, 2011 totaled $1,040,000 compared to $111,000 for the same period in 2010.  Recoveries were $1,000 during the three months ended March 31, 2011 and 2010, respectively.

The Bank’s non-performing (delinquent 90 days or more and on non-accrual) net loans as a percentage of total loans were 6.39 percent and 2.36 percent as of the end of March 31, 2011 and 2010, respectively.

Non-Interest Income

Total non-interest income for the three months ended March 31, 2011 was $1,230,000 compared with $1,501,000 for the same period in 2010.  The decrease of $271,000 was due primarily to a decreases of $128,000 in gain on sales of investment securities, $125,000 in credit card/stored value card program fees and $38,000 in service charges on deposit accounts.

Non-Interest Expense

Salary and benefits expense for the three months ended March 31, 2011 was $912,000 compared with $916,000 for the same period in 2010.

Total occupancy and equipment expense for the three months ended March 31, 2011 was $263,000 compared to $265,000 for the same period in 2010.

Professional fees for the three months ended March 31, 2011 were $461,000 compared to $408,000 for the same period in 2010.  The increase was primarily due to increases in accounting/audit expense and legal fees associated with lawsuits related to various loans and loan collection expense.

Data processing expense for the three months ended March 31, 2011 was $56,000 compared to $76,000 for the same period in 2010.  The decrease was primarily due to reduced volumes of accounts and transactions processed and reduced cost for end of year processing.

Other general and administrative expenses for the for the three months ended March 31, 2011 totaled $1,231,000 compared with $1,132,000 for the same period in 2010, an increase of $99,000.  Significant changes occurred in the following categories; increases in FDIC & State assessments of $87,000, information technology expense of $41,000, director fees of $33,000, insurance expense of $19,000 and stationary/supplies expense of $10,000, while decreases occurred in other losses of $46,000, merchant expense of $34,000 and $16,000 in telephone expense.

OREO expenses and provision for losses on foreclosed assets for the three months ended March 31, 2011 totaled $326,000 compared to $734,000 during the same period in 2010.

Provision for Income Taxes

The tax provision was $59,000 for the three months ended March 31, 2011 compared to a tax benefit of $110,000 for the same period in 2010, representing (4.22%) and (64.33%) of pre-tax loss for those periods.  The decrease in the effective tax rate for 2011 is a direct result of the Bank’s investing in tax-exempt securities and decreasing income.

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

LOANS

Average loans represented 72.56% of average earning assets and 59.65% of average total assets for the three months ended March 31, 2011 compared with 68.10% and 59.40%, respectively during 2010. For the three months ended March 31, 2011, average loans decreased 3.57% to $157,852,000 from $163,693,000 for the same period in 2010.  Average commercial loans increased $5,080,000 (14.23%), average construction loans decreased $4,391,000 (99.36%), average real estate loans decreased $4,670,000 (3.85%), and average installment loans decreased $1,860,000 (82.76%).

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

The Bank is a recognized leader for Small Business Administration (SBA) lending in Monterey County and holds SBA’s coveted Preferred Lender Status.  Generally, SBA loans are guaranteed by the SBA for 75 to 90 percent of their principal amount, which can be retained in the loan portfolio or sold to investors.  Such loans are made at floating interest rates, generally with longer terms (up to 25 years) than are available on a conventional loan basis to small businesses.  The unguaranteed portion of the loans, although generally supported by collateral, is considered to be more risky than conventional commercial loans because they may be based upon credit standards the Bank would not otherwise apply, such as lower cash flow coverage or longer repayment terms.

The Bank’s real estate loan portfolio consists of both real estate construction loans and real estate mortgage loans.   Real estate construction loans are made for a much shorter term and often at higher interest rates than conventional single-family residential real estate loans.  The cost of administering such loans is often higher than for other real estate loans, as principal is drawn on periodically as construction progresses.

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

Consumer loans are made for the purpose of financing the purchase of various types of consumer goods, home improvement loans, auto loans and other personal loans.  Consumer installment loans generally provide for monthly payments of principal and interes, at a fixed rate.  Most of the Bank’s consumer installment loans are generally secured by the personal property being purchased.  The Bank generally makes consumer loans to those customers with a prior banking relationship with the Bank.

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

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”).  The Bank had no troubled debt restructurings as of the dates presented.

	As of March 31,		As of December 31,
	2011	2010	2010
Accruing, past due 90 days or more:

Real Estate	$452	$—	$896
Commercial	648	—	11
Installment	—	—	—
Other	—	—	—
Total accruing	1,100	—	907

Nonaccrual Loans:
Real Estate	4,846	706	6,241
Commercial	5,315	2,963	5,219
Consumer	—	—	13
Other	—	—	—
Total nonaccrual	10,161	3,669	11,473

Total nonperforming loans	11,261	3,669	12,380
Other Real Estate Owned	25,832	22,517	28,825
Total nonperforming assets	$37,093	$26,186	$41,205

Total loans end of period	$159,033	$153,216	$154,869

Ratio of nonperforming loans to total loans at end of period	6.39%	2.36%	7.99%
Ratio nonperforming assets to total loans and OREO at end of period	20.06%	14.70%	22.43%

The following table reflects the activity in the allowance for loan losses as of and for the periods indicated.

	As of and for the Quarter Ended March 31,		As of and for the Year ended December 31,
	2011	2010	2010
	(Dollars in thousands)
Average loans outstanding	$157,852	$163,693	$160,035

Total loans outstanding at end of the period	$159,033	$153,216	$154,869

Allowance, beginning of period	3,159	3,529	3,529

Loans charged off during period:
Commercial	242	84	372
Consumer	100	—	—
Real Estate	698	27	—
Other	—	—	—
Total charge offs	1,040	111	372

Recoveries during period:
Commercial	1	—	2
Consumer	—	—	—
Real Estate	—	—	—
Other	—	—	—
Total recoveries	1	—	2

Net Loans charged off during the period	1,039	111	370

Additions to allowance for loan losses	1,100	—	0

Allowance, end of period	$3,220	$3,418	$3,159

Ratio of net loans charged off to average loans outstanding during the period	0.66%	0.07%	0.23%

Ratio of allowance to total loans at end of period	2.02%	2.20%	2.04%

Ratio of nonperforming loans to allowance for loan losses at end of period	349.72%	107.33%	391.87%

The following table provides a breakdown of the allowance for loan losses by categories as of the dates indicated:

	March 31, 2011		December 31, 2010
	(Dollars in thousands)
	Amount	Percent of Loans in Catergory to Total Loans	Amount	Percent of Loans in Catergory to Total Loans
Commercial	$696	19.35%	$778	21.59%
Construction and Land	326	8.10%	371	0.82%
Real Estate	1,934	69.84%	1,887	76.90%
Consumer	99	2.32%	6	0.32%
Other	9	0.39%	8	0.38%
Unallocated	156	N/A	109	N/A
Total	$3,220	100%	$3,159	100%

Deposits

Average interest bearing and non-interest-bearing deposits for the three months ended March 31, 2011 were $205,672,000 a decrease of 2.48% compared with the same period in 2010.  Average certificates of deposit represented 68.45% of average deposits for the three months ended March 31, 2011 compared with 74.66% for the same period in 2010.  Average interest bearing checking, money market and savings accounts as a group were 14.13% of average deposits for the three months ended March 31, 2011 compared with 11.39% for the same period in 2010.  Average non-interest bearing deposits represented 17.42% of average deposits for the three months ended March 31, 2011 compared with 13.97% for the same period in 2010.

The following table sets forth the scheduled maturities of the Corporation’s time deposits in denominations of $100,000 or greater at March 31, 2011:

Maturities of Time Deposits of $100,000 or more

(Dollars in thousands)

Three months or less	$14,158
Over three months through six months	9,930
Over six months through twelve months	18,327
Over twelve months	18,660
$61,075

Borrowings

The Corporation has a line of credit with Marshall & Ilsley Bank in the amount of $3,000,000, at a floating interest rate based on the one-month LIBOR Rate plus 3.75% with a floor rate of 6.50% and a maturity date of October 30, 2011.  At March 31, 2011, $2,700,000 was outstanding on the line of credit.

The Bank has lines of credit from the Federal Reserve Bank of San Francisco and the Federal Home Loan Bank (FHLB) of San Francisco with remaining available borrowing capacity on March 31, 2011 of $7,795,000 and $4,461,000, respectively.  The Federal Reserve Bank discount window line is secured by a portion of the Bank’s investment securities at March 31, 2011.  At March 31, 2010, the total book value of securities pledged to the Federal Reserve Bank was $8,928,000 with no outstanding loan balance.  The Federal Home Loan Bank line of credit has a maximum borrowing capacity of 15% of the Bank’s total assets, adjusted quarterly.  The Federal Home Loan Bank line of credit is secured by a portion of the Bank’s real estate secured loans and securities at March 31, 2011.  The total principal balance at March 31, 2011 of pledged loans and securities at the Federal Home Loan Bank was $49,725,000 and $2,618,000, respectively.

The following table provides information on nine FHLB advances outstanding at March 31, 2011.

		Funding	Maturity
Amount	Rate	Date	Date
$3,500,000	5.51%	7/17/06	7/18/11
1,500,000	5.52%	7/17/06	7/18/11
1,000,000	5.22%	8/25/06	8/25/11
5,000,000	5.21%	7/30/07	7/30/12
3,000,000	4.85%	10/1/07	10/1/12
4,000,000	0.87%	1/31/11	1/31/13
5,000,000	1.75%	3/15/10	3/15/13
5,000,000	5.01%	9/18/07	9/18/14
1,000,000	7.72%	6/1/00	6/3/30
$29,000,000

The Bank has two letters of credit issued by Federal Home Loan Bank of San Francisco. One letter of credit in the amount of $330,000 used to secure local agency deposits.  The beneficiary of the letter of credit is the Administrator of Local Agency Security, Department of Financial Institutions.  The letter of credit expired on April 17, 2011 and was not renewed as individual local agency deposits are within the current FDIC insurance limit.  The other letter of credit in the amount of $700,000, expiring August 17, 2011 has MasterCard International Inc. as the beneficiary.

Capital Resources

The Corporation and the Bank maintain capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends.  At March 31, 2011, shareholders’ equity was $13,074,000 versus $14,307,000 at December 31, 2010.  The Corporation paid no cash dividends to shareholders for the three months ended March 31, 2011 and for the year ended December 31, 2010.  The Bank paid no cash dividends to the Corporation for the three months March 31, 2011 and for the year ended December 31, 2010.  The Bank is currently prohibited from paying, and the Corporation has agreed not accept, cash dividends from the Bank absent prior regulatory authorization to do so.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Bank regulators may also impose higher capital requirements through the imposition of formal and informal regulatory actions.  For example, the Bank is required under the terms of regulatory orders it became subject to in 2010 to maintain a Tier 1 leverage ratio and a Total Risk-Based capital ratio of 9% and 12% respectively, which is higher than the minimum capital required to be “well capitalized.”  At March 31, 2011 the Bank’s leverage ratio was 8.98%, slightly less than the 9% required by the regulatory order, while its Total Risk-Based capital ratio was 13.54%.

In general, the risk-based capital guidelines provide detailed definitions of which obligations will be treated as capital, and assign different weights to various assets and off-balance sheet items, depending upon the perceived degree of credit risk associated with each asset.  Each asset is assigned to one of four risk-weighted categories.  For example, 0 percent for cash and unconditionally guaranteed government securities; 20 percent for deposits with other banks and fed funds; 50 percent for state bonds and certain residential real estate loans; and 100 percent for commercial loans and other assets.  Capital is categorized as either Tier 1 capital, consisting of common shareholders equity, qualifying perpetual preferred stock to certain limits, minority interests in equity accounts of consolidated subsidiary and trust preferred securities to certain limits, less goodwill and other intangibles, or Tier 2 capital, which consist of supplementary capital including allowance for possible credit losses to certain limits, certain preferred stock, eligible subordinated debt, and other qualifying instruments.  The guidelines also define and set minimum capital requirements (risk-based capital ratios). All banks are required to maintain Tier 1 capital of at least 4% and total capital of 8% of risk-adjusted assets.  However, as a result of the regulatory orders, the Bank is required to maintain a minimum Total Risk-Based capital ratio of 12.0%.  The Bank had a Tier 1 capital to total risk-adjusted assets capital ratio of 12.29% and 13.74% at March 31, 2011 and 2010, respectively.  The Bank’s Tier 1 capital exceeds the minimum regulatory requirement by $15,922,000.  The Bank had a Total Risk-Based capital to risk-adjusted assets ratio of 13.54% and 15.00% at March 31, 2011 and 2010, respectively.  The Bank’s Total Risk-Based capital exceeds the minimum regulatory requirement by $10,631,000.

The Tier 1 leverage capital ratio guidelines require a minimum leverage capital ratio of 4.0% of Tier 1 capital to total assets less goodwill.  However, as a result of the regulatory orders, the Bank is required to maintain a minimum leverage capital ratio of 9.0%.  The Bank had a leverage capital ratio of 8.98% and 9.50% at March 31, 2011 and 2010, respectively.

Under regulatory guidelines, the $8 million in Trust Preferred Securities outstanding qualify as Tier 1 capital up to 25% of Tier 1 capital.  Any additional Trust Preferred Securities will qualify as Tier 2 capital.

The Corporation’s Board of Directors approved a stock repurchase program pursuant to which the Corporation, from time to time and at management’s discretion, may repurchase up to $500,000 of the Corporation’s outstanding shares.  Under the provisions of the Written Agreement with the FRB, the Corporation is precluded from repurchasing any additional stock.

In October 2008, the Board and the holders of more than a majority of our issued and outstanding common stock approved by written consent, an amendment to the Corporation’s articles of incorporation (the “Amendment”).  The Amendment authorizes the Corporation to issue up to 10,000,000 shares of preferred stock, which may be issued from time to time in one or more series as determined by the Board.  The Board is authorized to designate all rights, preferences, privileges and restrictions attendant to each series as well as the number of shares authorized for issuance in each series of the preferred stock, which matters shall be expressed in resolutions adopted by the Board and filed with the Secretary of State of the state of California.  Additionally, the Amendment authorizes the Corporation to issue an additional 7,500,000 shares of common stock for a total of 10,000,000 shares of common stock authorized for issuance after the Amendment.  The Amendment became effective January 23, 2009. There were no shares issued as of March 31, 2011.

Other Regulatory Matters

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

The Board of Directors has undertaken a review of the qualifications and experience of individuals serving in key management positions.  As a result of this review the Board of Directors has initiated a search for a qualified individual to be hired to serve as President of the Bank, relieving the Chief Executive Officer of a portion of his heavy workload.  Additionally, the Chief Lending Officer retired on February 28, 2011 and a search has begun for a qualified replacement.

2.                     Develop and adopt a capital plan that complies with the FDIC’s Statement of Policy on Risk-Based Capital contained in Appendix A to Part 325 of the FDIC’s rules and regulations in order to maintain Tier 1 capital in such an amount to ensure that the Bank’s leverage ratio equals or exceeds 9% and the Bank’s total risk-based capital ratio equals or exceeds 12%.

The Bank has developed a capital plan that complies with the FDIC’s Statement of Policy on Risk-Based Capital contained in Appendix A of Part 325 of the FDIC’s rules and regulations to ensure that the Bank’s leverage ratio equals or exceeds 9% and the Bank’s total risk-based capital ratio equals or exceeds 12%.  This capital plan was approved by the Board on October 28, 2010.  The Bank’s total risk-based capital ratio was 13.54% at March 31, 2011, which was in excess of the required 12%.  The Bank’s leverage capital ratio was 8.98% at March 31, 2011, which was below the required 9%.  As a result the Bank began implementation oft its capital plan, and has executed an agreement with a financial advisory firm to assist in determining the appropriate action to be taken to insure the required capital levels are met and maintained.  Appropriate actions or combination of actions may include soliciting additional capital , reducing the Bank’s assets through sales of branch offices, loans or other real estate owned, merger with another financial institution or sale of the Bank.

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

The Bank has not extended any additional credit to or for the benefit of any borrower who has a loan or other extension of credit that either has been charged off or classified (in whole or in part) as “Loss,” “Doubtful” or “Substandard” since the date of the order.  Nor has the Bank extended any additional credit to or for the benefit of any borrower who has a loan or other extension of credit classified (in whole or in part) as “Doubtful” or “Substandard” without the prior approval of the Bank’s Board or loan committee since the date of the order.

7.       Review the appropriateness of the Bank’s allowance for loan and lease losses (the “ALLL”) and establish a comprehensive policy for determining the appropriate level of the ALLL, including documenting the analysis according to the standards set forth in the applicable policy guidelines of the FDIC.

The ALLL policy has been reviewed and revised to ensure the determination of the appropriate level of the ALLL, including documenting the analysis according to the standards set forth in the applicable policy guidelines of the FDIC.  The revised policy was approved by the Board on October 14, 2010.  The Board continues to review the ALLL on at least a quarterly basis to ensure it is at an appropriate level.

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

The Bank filed the required progress reports with the FDIC & CDFI on October 30, 2010, January 31, 2011 and April 30, 2011.

The Bank has stipulated to the issuance of a Consent Order, Order for Restitution and Order to Pay Civil Money Penalties with the FDIC.  The orders became effective on September 29, 2010.  The orders were filed as an exhibit to the Corporation’s Current Report on Form 8-K, filed on October 5, 2010.

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

An independent audit has been conducted and audit report indicates the Bank is in compliance with consumer laws.

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

The Bank submitted the name and qualifications of the independent accounting firm to the FDIC Regional Director for non-objection which was received on December 6, 2010. The restitution plans were submitted to the FDIC Regional Director for review and approval on November 29, 2010. On April 4, 2011 the Bank received approval from the FDIC for one of the restitution plans.  The Bank completed implementation of this plan on May 2, 2011.  For the remaining restitution plan, the FDIC requested that the Bank make certain revisions to the plan.  The Bank resubmitted a revised plan to the FDIC Regional Director on April 18, 2011 for his review and approval.  Once approval is received, the Bank will implement the remaining restitution plan.  The Bank recorded the $1.5 million expense for the restitution payments in the third quarter of 2010.

10.     Furnish written progress reports to the FDIC detailing the form and manner of any actions taken to secure compliance with the Order and provide a description of the Order to the Bank’s shareholders in conjunction with the Bank’s next shareholder communication and also in conjunction with the Bank’s notice or proxy statement preceding the next shareholder meeting.

The initial progress report was provided to the FDIC on October 29, 2010. The Bank was exempted from filing the progress report due January 30, 2011 since the FDIC performed an onsite visitation during December 2010 to monitor the Bank’s progress in complying with the orders. The Bank provided a progress report to the FDIC on April 30, 2011.

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

The Corporation has filed the required progress reports with the Federal Reserve Bank of San Francisco on January 30, 2011 and April 30, 2011.

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

For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings.  In addition, the Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $58,456,000, based on 15 percent of the Bank’s total assets as reported in the most recent quarterly Consolidated Reports of Condition and Income for a bank with Domestic Offices Only.  The line of credit is subject to pledging of acceptable collateral. At March 31, 2011, $4,461,000 in excess collateral was pledged.  The Bank has a borrowing line with the Federal Reserve Bank of San Francisco secured a portion of the Bank’s securities, with available borrowing of $7,795,000 at March 31, 2011.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to a least 15 percent of total assets (“total liquidity”). Additionally the Bank maintains secondary sources of liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s total liquidity at March 31, 2011 and 2010 was 24.06% and 32.88%, respectively, while its average loan to average deposit ratio for such years was 76.75% and 77.61%, respectively.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors.  Additionally, deposits on which a financial institution pays an interest rate significantly higher than prevailing rates are considered to be brokered deposits.  Federal law and regulation restricts banks from soliciting or accepting brokered deposits, unless the bank is well capitalized under Federal guidelines.  The Bank had $31,187,000 in brokered deposits at March 31, 2011 compared with $62,856,000 in brokered deposits at March 31, 2010.  The Corporation continues to reduce its reliance on brokered deposits by not opening or renewing any deposits classified as brokered.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the bank’s net interest margin based on the bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  The following table shows the affect on net interest income of various rate shocks, expressed in basis points, at March 31, 2011.  The table includes one projection for a decrease in rates, as the Federal Funds target rate is currently between 0% and 0.25%.

Rate Shock Increase in Basis Points	Percent Increase in Net Interest Income
-25	-0.6%
100	3.4%
200	7.3%
300	11.1%
400	15.0%

Item 4.  Controls and Procedures

(a) The Corporation’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Bank’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls:  In the quarter ended March 31, 2011, there were no changes in the Coporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Corporation’s internal control over financial reporting..

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

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

The Bank was named as defendant in two separate actions filed June 17, 2008 and June 26,

2008 to foreclose mechanic’s liens on site improvements performed in the amounts of $1.5 million and $6.5 million, respectively. The actions assert that the mechanic’s liens have priority over the Bank’s Deeds of Trust against various lots in the subdivision that benefited from the site improvements. The Bank is being defended by its title insurer and, in legal counsel’s opinion, the Bank does not have any exposure in these matters because the priority of its trust deeds is insured by policies of title insurance.

Northern California Bancorp, Inc., Monterey County Bank and the Chief Executive Officer among other unrelated parties were named as defendants in a lawsuit filed July 22, 2010 in the Monterey County Superior Court by South Valley Developers, Inc. and Paseo Vista LLC. The lawsuit seeks a declaration of the parties’ respective obligations under a profit participation agreement in which the Bank is a successor in interest, as well as damages for breach of contract and fraud related to a loan extended to one of the plaintiffs, and injunctive relief pending the declaratory judgment. Because discovery in this case only recently began, it is too early to assess the risk of loss.

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

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

5.02(b)        Departure of Directors or Certain Officer; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Effective February 28, 2011, Mr. Timothy M. Leveque retired as the Bank’s Chief Lending Officer.

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

NORTHERN CALIFORNIA BANCORP, INC.

Date: May 13, 2011	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chairman of the Board &
Chief Executive Officer

Date: May 13, 2011	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and
Principal Accounting Officer