Form 10-Q/A
period 2011-03-31
NORTHERN CALIFORNIA BANCORP INC
filed 2011-05-25
CIK 1006820

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

As of May 24, 2011, the Corporation had 1,785,891 shares of common stock outstanding.

Northern California Bancorp (the “Corporation”) amends its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011 (filed on May 16, 2011), as set forth in this Form 10-Q/A (Amendment No. 1) to correct the table appearing in Note 7 (LOANS AND ALLOWANCE FOR LOAN LOSSES) to the Corporation’s unaudited consolidated financial statements for the quarter ended March 31, 2011 which summarizes the Bank’s investment in loans for which impairment has been recognized.  The first column of this table was inadvertently corrupted during the EDGAR conversion.  The disclosures contained in the other Items of the Form 10-Q are not amended and this Amendment No. 1 does not reflect events occurring after the original filing of the Quarterly Report on Form 10-Q, and does not modify or update those disclosures as presented in the Form 10-Q except to the extent set forth herein. Capitalized terms used herein and not defined shall have the meaning ascribed to such terms in the originally filed Form 10-Q.

(NOTE 7) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following tables summarize the Bank’s investment in loans for which impairment has been recognized as of and for the three months ended March 31, 2011 and as of and for the year ended December 31, 2010.  Impaired loans consist of the loans on non-accrual status.

	March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and land:
Land	$265	$265	$—	$265	$—
One to four residential:
First Liens	1,178	1,178	—	1,255	—
Junior Liens	—	—	—	—	—
Commercial and industrial:
Secured	3,189	3,189	—	3,189	—
Consumer	—	—	—	—	—
SBA:
SBA, unguaranteed portion held for investment	—	—	—	—	—
SBA. guaranteed portion	1,564	1,564	—	1,631	—

With an allowance recorded:
Construction and land:
Land	1,596	1,596	106	1,596	—
Commercial real estate	851	889	60	894	—
One to four residential:
First Liens	810	810	43	810	—
Junior Liens	146	162	40	162	—
Commercial and industrial:
Secured	282	327	53	327	—
Consumer
SBA:	—	—	—	—	—
SBA, unguaranteed portion held for investment	280	346	37	280	—

Total:
Construction and land	$1,861	$1,861	$106	$1,861	$—
Commercial Real Estate	851	889	60	894	—
One to four residential First Lien	1,988	1,988	43	2,065	—
One to four residential Junior Lien	146	162	40	162	—
Commercial and industrial	3,471	3,516	53	3,516	—
Consumer	—	—	—	—	—
SBA Unguaranteed portion	280	346	37	280	—
SBA Guaranteed portion	1,564	1,564	—	1,631	—
	$10,161	$10,326	$339	$10,409	$—

Item 6.  Exhibits

A.	EXHIBITS

	31.1	Certification of the Chief Executive Officer of Northern California Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer of Northern California Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Chief Executive Officer of Northern California Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer of Northern California Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN CALIFORNIA BANCORP, INC.

Date: May 24, 2011	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chairman of the Board &
Chief Executive Officer

Date: May 24, 2011	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and
Principal Accounting Officer