Form 10-Q
period 2011-06-30
NORTHERN CALIFORNIA BANCORP INC
filed 2011-08-15
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2011

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

As of August 10, 2011, the Corporation had 1,785,891 shares of common stock outstanding.

PART I-FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	JUNE 30	DECEMBER 31
(Dollars in thousands, except share data)	2011	2010
	(Unaudited)	(Audited)
ASSETS:
Cash and Due From Banks	$36,157	$16,400
Trading Assets	27	30
Investment Securities, available for sale (Note 6)	47,980	44,226
Other Investments (Note 6)	3,470	3,712
Loans Held for Sale, at lower of cost or market	2,659	3,937
Loans, net of allowance for loan losses of $3,388 in 2011; $3,159 in 2010 (Note 7)	150,320	147,612
Bank Premises and Equipment, Net	4,541	4,802
Cash Surrender Value of Life Insurance	4,290	4,226
Foreclosed assets	25,803	28,825
Interest Receivable and Other Assets	7,183	9,847
Total Assets	$282,430	$263,617

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Non interest-bearing demand	$30,640	$35,361
Interest-bearing demand	19,231	18,404
Savings	11,084	9,660
Time less than $100,000	107,861	81,302
Time in denominations of $100,000 or more	55,941	63,271
Total Deposits	224,757	207,998

Federal Home Loan Bank borrowed funds	29,000	25,000
Revolving line of credit	2,700	2,700
Other borrowings	—	289
Junior Subordinated Debt Securities	8,248	8,248
Payble for Investment Securities Purchased	301	145
Interest Payable and Other Liabilities	6,687	4,930
Total Liabilities	271,693	249,310

Shareholders’ Equity:
Common Stock - No Par Value Authorized 10,000,000 in 2011 Outstanding:1,785,891 in 2011 and 2010	5,094	5,094
Retained Earnings	5,675	10,387
Accumulated Other Comprehensive Loss	(32)	(1,174)
Total Shareholders’ Equity	10,737	14,307
Total Liabilities & Shareholders’ Equity	$282,430	$263,617

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE-MONTH		SIX-MONTH
	PERIOD ENDED		PERIOD ENDED
	June 30		June 30
(Dollars in thousands except share data)	2011	2010	2011	2010
INTEREST INCOME:
Loans	$2,134	$2,494	$4,339	$5,065
Time deposits with other financial institutions	12	17	18	20
Investment securities	640	771	1,232	1,549
Total Interest Income	2,786	3,282	5,589	6,634

INTEREST EXPENSE:
Interest-bearing transaction accounts	5	5	10	10
Savings and time deposit accounts	395	550	761	1,148
Time deposits in denominations of $100,000 or more	269	418	570	813
Notes payable and other	414	517	824	1,012
Total Interest Expense	1,083	1,490	2,165	2,983

Net Interest Income	1,703	1,792	3,424	3,651
Provision for loan losses	350	—	1,450	—
Net interest income after provision for loan losses	1,353	1,792	1,974	3,651

NON-INTEREST INCOME:
Service charges on deposit accounts	81	115	166	238
Income from sales and servicing of Small Business Administration Loans	282	58	332	121
Gain on sales of investment securities	93	282	101	418
Other income	785	1,096	1,872	2,275
Total non-interest income	1,241	1,551	2,471	3,052

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	769	880	1,681	1,796
Occupancy and Equipment Expense	245	253	508	518
Foreclosed assets, net	265	347	591	1,082
Professional Fees	607	428	1,068	836
Data Processing	59	60	115	136
Litigation Settlement	2,367	880	2,374	880
Other general and administrative	809	1,081	2,032	2,213
Total non-interest expenses	5,121	3,929	8,369	7,461

Loss before tax provision (benefit)	(2,527)	(586)	(3,924)	(758)
Income tax provision (benefit)	729	(311)	788	(421)
Net loss	$(3,256)	$(275)	$(4,712)	$(337)

Loss per common share
Basic	$(1.82)	$(0.15)	$(2.64)	$(0.19)
Diluted	$(1.82)	$(0.15)	$(2.64)	$(0.19)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

				Accumulated
				Other Comprehensive
	Number of	Common	Retained	Income
(in thousands except share data)	Shares	Stock	Earnings	(Loss)	Total

Balance at December 31, 2008	1,803,908	$5,173	$9,481	$(302)	$14,353

Comprehensive income:
Net income for the year	—	—	1,611	—	1,611
Change in net unrealized loss on AFS securities and other assets net of tax reclassification adjustment and tax effect	—	—	—	272	272
Total comprehensive income					1,883

Stock repurchase	(20,678)	(85)	—	—	(85)

Balance at December 31, 2009	1,783,230	$5,088	$11,092	$(30)	$16,151

Comprehensive income:
Net loss for the year	—	—	(706)	—	(706)
Change in net unrealized loss on AFS securities and other assets net of tax reclassification adjustment and tax effect	—	—	—	(1,144)	(1,144)
Total comprehensive income					(1,850)
Exercise of stock options, including tax benefit	2,661	6	—	—	6

Balance at December 31, 2010	1,785,891	$5,094	$10,387	$(1,174)	$14,307

Comprehensive income:
Net loss for the year	—	—	(4,712)	—	(4,712)
Change in net unrealized loss on AFS securities and other assets net of tax reclassification adjustment and tax effect	—	—	—	1,142	1,142
Total comprehensive loss					(3,570)

Balance at June 30, 2011 (Unaudited)	1,785,891	$5,094	$5,674	$(32)	$10,737

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTH PERIOD ENDED
	JUNE 30,
(Dollars in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,712)	$(337)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization expense	166	182
Provision for loan losses	1,450	—
Provision for foreclosed asset losses	113	701
Realized gain on sales of available-for-sale securities, net	(101)	(418)
Amortization of deferred loan (fees), net	31	28
Net amortization (accretion) of discounts and premiums on investment securities, net	(41)	(36)
Deferred income tax provision (benefit)	786	(184)
Loss on sale of foreclosed assets	172	57
Increase in cash surrender value of life insurance	(64)	(63)
(Increase) decrease in assets:
Trading assets	3	63
Loans held for sale	1,278	(2,071)
Interest receivable	(60)	(254)
Other assets	1,920	984
Increase (decrease) in liabilities
Interest payable	(84)	208
Other liabilities	1,697	239
Net cash provided (used) by operating activities	2,554	(901)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in time deposits with other financial institutions	—	(3,000)
Activity in available-for sale securities
Sales	3,441	10,707
Maturities, prepayments, and calls	2,070	482
Purchases	(7,663)	(4,217)
Redemption of stock investments, restricted	242	—
Net (increase) decrease in loans	(4,516)	832
Proceeds form loan sales	—	252
Proceeds from sale of other real estate owned	3,064	2,326
Proceeds from sale of equipment	144	31
Additions to bank premises and equipment	(49)	(284)
Net cash provided (used) by investing activities	(3,267)	7,129

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	16,759	25,022
Proceeds from borrowings	4,000	5,000
Repayments on borrowing, net	(289)	(10,000)
Proceeds from exercise of stock options	—	6
Net cash provided by financing activities	20,470	20,028

Net increase in cash and cash equivalents	19,757	26,256

CASH AND CASH EQUIVALENTS, BEGINNING	16,400	12,251

CASH AND CASH EQUIVALENTS, ENDING	$36,157	$38,507

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

The Corporation owns 100% of the Bank which operates five full service branches in Monterey County, California. The Corporation owns 100% of the common stock of two unconsolidated special purpose business trusts, “Northern California Bancorp, Inc. Trust I” and “Northern California Bancorp, Inc. Trust II.”

Basis of Presentation

The interim condensed consolidated financial statements of Northern California Bancorp, Inc. and Monterey County Bank are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the consolidated financial position and operating results of the Corporation for the interim periods.  The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011.  The year-end consolidated balance sheet data at December 31, 2010 was derived from the audited financial statements.  All material intercompany balances and transactions have been eliminated in consolidation.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Corporation’s Form 10-K for the fiscal year ended December 31, 2010.

(NOTE 2)  CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Corporation’s financial statements and accompanying notes.  Management believes that the judgments, estimates and assumptions used in preparation of the Corporation’s financial statements are appropriate given the factual circumstances as of June 30, 2011.

Various elements of the Corporation’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Corporation’s results of operation.  In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy and the sensitivity of the Corporation’s financial statements to those judgments, estimates and assumptions, is critical to an understanding of the Corporation’s financial statements.  This policy relates to the methodology that determines the Corporation’s allowance for loan losses.  Management has discussed the development and selection of this critical accounting policy with the Corporation’s Audit Committee of the Board of Directors.  Although Management believes the level of the allowance at June 30, 2011 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time.  For further information regarding the allowance for loan losses see “Provision and Allowance for Loan Losses” included elsewhere herein.

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

(NOTE 3) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standard Board (“FASB”) amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring (“TDR”). The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The disclosures about TDRs will be required as of the period of adoption of the new TDR guidance. The Corporation has not determined the impact, if any, upon the adoption of the standard.

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and international accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective during interim and annual periods beginning after December 15, 2011. The Corporation is currently evaluating the impact of this amendment on the consolidated financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment requires that comprehensive income (consisting of net income plus other comprehensive income) be presented either in a single continuous statement or in two separate consecutive statements. The adoption of this amendment will change the presentation of the components of comprehensive income for the Corporation. This amendment is effective for fiscal and interim periods beginning after December 15, 2011.

(NOTE 4) STOCK BASED COMPENSATION

The Corporation’s compensation cost relating to share-based payment transactions is recognized in the financial statements based upon the fair value of the equity or liability instruments issued. Based on the stock-based compensation awards outstanding for the six months ended June 30, 2011 and 2010, there was no stock-based compensation expense.

Under the Corporation’s 1998 Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive stock options are granted at fair value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  Non-qualified stock options may be granted at prices not lower than 85% of the fair market value of the common stock on the date of grant.  The Board of Directors (Board) is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.  Under the Plan, 23,500 shares of common stock have been reserved for the granting of these options.  At June 30, 2011, 23,500 options were outstanding.  During 2011, no options were granted and no options were exercised by officers, employees, and Board members.  As of June 30, 2011, all options have been vested.

No further Options may be granted under the 1998 Stock Option Plan.  The plan provided that options could be granted for a period of ten years from the date the Plan was adopted by the Board.  The Board adopted the Plan on April 16, 1998.  The Plan remains in effect until all Options granted under the Plan have been exercised or have expired.

Under the Corporation’s 2007 Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive stock options are granted at fair value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  The Board is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.  Under the Plan, 300,000 shares of common stock have been reserved for the granting of these options.  As of June 30, 2011, no options have been granted under the 2007 Stock Option Plan.

(NOTE 5) EARNINGS PER SHARE

Basic earnings (loss) per share represents income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflects additional common shares that would have been outstanding, if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Corporation relate to outstanding stock options and are determined using the treasury stock method.

The weighted-average number of shares used in computing basic and diluted earnings (loss) per share is as follows:

	Loss per share Calculation
	For the three months ended June 30
	2011			2010
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Loss	Shares	Amount	Loss	Shares	Amount
Basic loss per share	$(3,256)	1,785,891	$(1.82)	$(275)	1,785,891	$(0.15)

Effect of dilutive shares assumed exercise of outstanding options	—	—	—	—	1,212	—

Diluted loss per share	$(3,256)	1,785,891	$(1.82)	$(275)	1,787,103	$(0.15)

	Loss per share Calculation
	For the six months ended June 30
	2011			2010
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Loss	Shares	Amount	Loss	Shares	Amount
Basic loss per share	$(4,712)	1,785,891	$(2.64)	$(337)	1,783,733	$(0.19)

Effect of dilutive shares assumed exercise of outstanding options	—	—	—	—	1,874	—

Diluted loss per share	$(4,712)	1,785,891	$(2.64)	$(337)	1,875,657	$(0.19)

(NOTE 6) INVESTMENT SECURITIES

The following table presents investment securities available for sale at June 30, 2011 and December 31, 2010:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)
Securities Available for Sale
Mortgage Backed Securities	$559	$17	$—	$576
State/Local Agency Securities	47,514	694	(804)	47,404

Total securities available for sale	$48,073	$711	$(804)	$47,980

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)
Securities Available for Sale
Mortgage Backed Securities	$625	$28	$—	$653
State/Local Agency Securities	43,788	60	(2,277)	41,571
Government Agency Securities	2,000	2	—	2,002

Total securities available for sale	$46,413	$90	$(2,277)	$44,226

In addition, the Corporation maintains a trading account, at fair value, consisting of marketable securities.  At June 30, 2011 and December 31, 2010 the account value was $27,000 and $30,000, respectively.

The amortized cost and fair value of debt securities by contractual maturity date at June 30, 2011 follows:

	Available for Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)

Due after ten years	$48,073	$47,980

Proceeds from maturity and sales of investment securities for the six months ended June 30, 2011, and 2010 were $3,441,000, and $11,037,000, respectively.  Realized gains for the three months ended June 30, 2011, and 2010 were $101,000, and $418,000, respectively.

At June 30, 2011 mortgage backed obligations with a carrying value of $576,000 were pledged to secure advances from the FHLB.  At December 31, 2010, U.S. Government and mortgage backed obligations with a carrying value of $2,655,000 were pledged to secure advances from the FHLB.

At June 30, 2011 and December 31, 2010 state/local agency obligations with a carrying value of $9,155,000 and $9,637,000, respectively, were pledged to secure loans from the Federal Reserve Bank.

In June 2011, the Bank purchased a $305,000 debt security that had a settlement date in July 2011.  The Bank had recorded the investment security purchased as of the trade date and recorded the corresponding payable for investment securities purchased of $301,000 at June 30, 2011.

Information pertaining to securities with gross unrealized losses at June 30, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Securities Available for sale:
State/Local Agency Securities	$7,688	$(172)	$7,887	$(632)	$15,575	$(804)

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

At a minimum, Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; (3) the Bank’s intention not to sell the security; and (4) the lack of any need to sell the security before recovery of its cost basis.

On June 30, 2011, 31 securities had an unrealized loss with aggregate depreciation of 5.16% from the Bank’s amortized cost basis. On December 31, 2010, 75 securities had an unrealized loss with aggregate depreciation of 6.56% from the Bank’s amortized cost basis. The unrealized losses relate to securities issued by state and local government agencies.  All such securities are deemed to be investment grade as determined either by Moody or Standard and Poor’s or, for unrated securities, by an independent consultant.  Based on this and the factors stated in the previous paragraph, no decline is deemed to be other-than-temporary.

(NOTE 7) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table presents information on loans and the allowance for loan losses at June 30, 2011 and December 31, 2010:

	JUNE	DECEMBER
	2011	2010
	(Dollars in thousands)

Commercial and industrial	$18,212	$22,217
Construction and land	12,838	14,788
Real Estate - commercial	64,388	62,854
Real Estate - residential	47,105	42,716
Consumer	3,952	489
SBA - unguaranteed portion held for investment	4,307	5,351
SBA - guaranteed portion	5,016	5,864
Other	679	590
Total	156,497	154,869
Allowance for loan losses	(3,388)	(3,159)
Deferred origination fees, net	(130)	(161)

Loans, net	$152,979	$151,549

Loans held for sale totaled $2,659,000 and $3,937,000 at June 30, 2011 and December 31, 2010, respectively, and are included in the SBA guaranteed portion above.

The following tables present an analysis of credit quality indicators by loan class at June 30, 2011 and December 31, 2010. Information has been updated for each credit quality indicator as of these dates.

	June 30, 2011
	Grade
	(Dollars in thousands)
	Pass	Special Mention	Substandard	Doubtful	Total

Construction and land:
Land	$7,304	$3,673	$1,861	$—	$12,838

One to four residential:
First liens	33,481	1,764	4,677	—	39,922
Junior liens	5,560	1,277	346	—	7,183

Commercial real estate:
Owner occupied	26,103	4,945	452	—	31,500
Non-owner occupied	28,000	3,542	1,346	—	32,888

Commercial and industrial:
Secured	9,912	1,541	4,263	—	15,716
Unsecured	2,496	—	—	—	2,496

Consumer	3,661	282	9	—	3,952

SBA:
SBA, unguaranteed portion held for investment	3,859	—	322	126	4,307
SBA, guaranteed portion	3,591	—	42	1,383	5,016

Other	679	—	—	—	679

Total	$124,646	$17,024	$13,318	$1,509	$156,497

	December 31, 2010
	Grade
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Construction and land:
Commercial real estate	$—	$—	$1,265	$—	$1,265
Land	8,837	—	4,686	—	13,523

One-to four-residential:
First liens	32,691	—	4,610	—	37,301
Junior liens	4,790	162	463	—	5,415

Commercial real estate:
Owner occupied	25,818	3,693	—	—	29,511
Non-owner occupied	31,947	500	896	—	33,343

Commercial and industrial:
Secured	13,071	658	3,339	—	17,068
Unsecured	5,149	—	—	—	5,149

Consumer	363	113	13	—	489

SBA:
SBA, unguaranteed portion held for investment	4,782	11	418	140	5,351
SBA, guaranteed portion	4,256	—	713	895	5,864

Other	590	—	—	—	590

Total	$132,294	$5,137	$16,403	$1,035	$154,869

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

The following table sets forth an aging analysis of past due loans by loan class at June 30, 2011 and December 31, 2010:

	June 30, 2011
							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

Construction and land:
Land	$—	$1,353	$1,861	$3,214	$9,624	$12,838	$—

One to four residential:
First liens	415	192	1,988	2,595	37,327	39,922	—
Junior liens	—	—	—	—	7,183	7,183	—

Commercial real estate:
Owner occupied	—	—	452	452	31,048	31,500	—
Non-owner occupied	1,883	—	1,346	3,229	29,659	32,888	495

Commercial and industrial:
Secured	—	—	3,594	3,594	12,122	15,716	648
Unsecured	13	—	—	13	2,483	2,496	—

Consumer	—	—	—	—	3,952	3,952	—

SBA:
SBA, unguaranteed portion held for investment	10	—	273	283	4,024	4,307	—

SBA, guaranteed portion	—	—	1,426	1,426	3,590	5,016	—

Other	—	—	—	—	679	679	—

Total	$2,321	$1,545	$10,940	$14,806	$141,691	$156,497	$1,143

	December 31, 2010
			Greater				Recorded
			Than				Investment
	30-59 Days	60-89 Days	90 Days	Total		Total	90 Days or more
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
	(Dollars in thousands)
Construction and land:
Commercial real estate	$—	$—	$1,265	$1,265	$—	$1,265	$—
Land	—	265	1,922	2,187	11,336	13,523	—

One-to four-residential:
First liens	1,924	—	2,763	4,687	32,614	37,301	—
Junior liens	97	162	25	284	5,131	5,415	—

Commercial real estate:
Owner occupied	—	—	—	—	29,511	29,511	—
Non-owner occupied	635	—	896	1,531	31,812	33,343	896

Commercial and industrial:
Secured	1,095	360	3,164	4,619	12,449	17,068	—
Unsecured	401	300	—	701	4,448	5,149	—

Consumer	—	100	13	113	376	489	—

SBA:
SBA, unguaranteed portion held for investment	228	43	459	730	4,621	5,351	11

SBA, guaranteed portion	51	—	1,608	1,659	4,205	5,864

Other	—	—	—	—	590	590	—

Total	$4,431	$1,230	$12,115	$17,776	$137,093	$154,869	$907

Loans past due greater than 90 days totaled $10,940,000 and $12,115,000 at June 30, 2011 and December 31, 2010, respectively; compared to total nonaccrual loans of $9,797,000 and $11,473,000 at June 30, 2011 and December 31, 2010, respectively.  The difference at June 30, 2011 of $1,143,000 was due to two loans which were well secured and in the process of collection and were not classified as nonaccrual.  The difference at December 31, 2010 of $642,000 was due to two loans totaling $907,000 which were well secured and in the process of collection and were not classified as nonaccrual, and a $265,000 loan which was past due less than 90 days but was classified as nonaccrual.

Loans by portfolio segment, and the related allowance for loan loss for each segment, are presented below as of June 30, 2011 and December 31, 2010. Loans and the allowance for loan losses are further segregated by impairment methodology.

	June 30, 2011
	Loan Balances			Allowance for Loan & Lease Losses:
	Individually evaluated for impairment	Collectively evaluated for impairment	Balance	Individually evaluated for impairment	Collectively evaluated for impairment	Balance

Construction and Land	$1,861	$10,977	$12,838	$117	$183	$300

One to Four Residential:

First lien	4,677	35,245	39,922	221	346	567

Junior lien	346	6,837	7,183	17	427	444

Commercial real estate	1,798	62,590	64,388	23	917	940

Commercial and Industrial	4,263	13,949	18,212	316	199	515

Consumer	9	3,943	3,952	—	104	104

SBA - unguaranteed portion	448	3,859	4,307	127	260	387

SBA - guaranteed portion	965	4,051	5,016	—	—	—

Other	—	679	679	—	10	10

Unallocated					121	121

Total	$14,367	$142,130	$156,497	$821	$2,567	$3,388

	December 31, 2010
	Loan Balance			Allowance for Loan Losses:
	Individually evaluated for impairment	Collectively evaluated for impairment	Balance	Individually evaluated for impairment	Collectively evaluated for impairment	Balance
	(Dollars in thousands)
Construction and Land	$3,453	$11,335	$14,788	$93	$278	$371

One-to Four-Residential:

First lien	2,763	34,538	37,301	43	439	482

Junior lien	25	5,390	5,415	1	418	419

Commercial real estate	—	62,854	62,854	—	985	985

Commercial and Industrial	3,164	19,053	22,217	33	277	310

Consumer	13	476	489	3	3	6

SBA - unguaranteed portion	447	4,904	5,351	120	349	469

SBA - guaranteed portion	1,608	4,256	5,864	—	—	—

Other	—	590	590	—	8	8

Unallocated					109	109

Total	$11,473	$143,396	$154,869	$293	$2,866	$3,159

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

Loans evaluated individually for impairment have been classified as substandard or doubtful at June 30, 2011 and December 31, 2010, respectively.  Loans evaluated collectively for impairment consist of all loans in the portfolio which are not impaired.

The following table summarizes the activity in the allowance for loan loss by loan class for the three and six months ended June 30, 2011.

	Balance as of March 31, 2011	Charge Offs	Recoveries	Provision	Balance as of June 30, 2011

Construction and Land	$326	$—	$—	$(26)	$300

One to Four Residential:

First lien	511	—	—	56	567

Junior lien	426	—	—	18	444

Commercial real estate	997	—	—	(57)	940

Commercial and Industrial	264	25	—	276	515

Consumer	99	—	—	5	104

SBA - unguaranteed portion	432	11	—	(36)	387

SBA - guaranteed portion	—	—	—	—	—

Other	9	—	—	1	10

Unallocated	156	—	—	(35)	121

Total	$3,220	$36	$—	$202	$3,388

	Balance as of December 31, 2010	Charge Offs	Recoveries	Provision	Balance as of June 30, 2011

Construction and Land	$371	$644	$—	$573	$300

One to Four Residential:

First lien	482	—	—	85	567

Junior lien	419	163	—	188	444

Commercial real estate	985	38	—	(7)	940

Commercial and Industrial	310	69	1	273	515

Consumer	6	113	—	211	104

SBA - unguaranteed portion	469	196	1	113	387

SBA - guaranteed portion	—	—	—	—	—

Other	8	—	—	2	10

Unallocated	109	—	—	12	121

Total	$3,159	$1,223	$2	$1,450	$3,388

The following table summarizes loans on nonaccrual status by loan class at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Construction and land:
Commercial real estate	$—	$1,265
Land	1,861	2,188

One to four residential:
First lien	1,988	2,763
Junior lien	—	25

Commercial real estate:
Owner occupied	452	—
Non-owner occupied	851	—

Commercial and industrial:
Secured	2,946	3,164
Unsecured	—	—

Consumer	—	13

SBA:
SBA, unguaranteed portion held for investment	273	447

SBA guaranteed protion	1,426	1,608

Total	$9,797	$11,473

The following tables summarize the Bank’s investment in loans for which impairment has been recognized as of and for the three and six months ended June 30, 2011 and as of and for the three and twelve months ended December 31, 2010.  Impaired loans consist of the loans on non-accrual status.

				Six Months Ended		Three Months Ended
	June 30, 2011			June 30, 2011		June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and land:
Commercial real estate	$—	$644	$—	$1,265	$—	$1,265	$—
One to four residential:
First Liens	1,178	1,178	—	1,953	4	1,178	—
Junior Liens	—	—	—	—	—	—	—
Commercial and industrial:
Secured	2,664	2,664	—	2,929	—	2,697	—
Consumer	—	—	—	—	—	—	—
SBA:
SBA, unguaranteed portion held for investment	—	—	—	—	—	—	—
SBA. guaranteed portion	1,426	1,426	—	1,438	—	1,436	—

With an allowance recorded:
Construction and land:
Land	1,861	1,861	106	1,861	—	1,861	—
Commercial real estate	—	—	—	—	—	—	—
Commercial real estate
Owner occupied	452	452	23	2	—	402	—
Non-owner occupied	851	889	58	892	—	889	—
One to four residential:
First Liens	810	810	86	810	—	810	—
Junior Liens	—	—	—	—	—	—	—
Commercial and industrial:
Secured	282	661	53	327	—	327	—
Consumer
SBA:
SBA, unguaranteed portion held for investment	273	575	92	451	—	283	—

Total:
Construction and land	$1,861	$2,505	$106	$3,126	$—	$3,126	$—
Commercial Real Estate	1,303	1,341	81	894	—	1,291	—
One to four residential First Lien	1,988	1,988	86	2,763	4	1,988	—
One to four residential Junior Lien	—	—	—	—	—	—	—
Commercial and industrial	2,946	3,325	53	3,256	—	3,024	—
Consumer	—	—	—	—	—	—	—
SBA Unguaranteed portion	273	575	92	451	—	283	—
SBA Guaranteed portion	1,426	1,426	—	1,438	—	1,436	—
	$9,797	$11,160	$418	$11,928	$4	$11,148	$—

				Twelve Months Ended		Three Months Ended
	December 31, 2010			December 31, 2010		December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and land:
One to four family residential	$—	$—	$—	$118	$—	$—	$—
Land	1,660	1,660	—	709	20	1,028	—
One to four residential:
First liens	1,953	1,953	—	1,466	47	1,186	—
Junior liens	—	—	—	35	—	—	—
Commercial and industrial:
Secured	3,000	3,000	—	115	95	363	—
SBA:
SBA, unguaranteed portion held for investment	57	57	—	8	15	7	—

SBA. guaranteed portion	1,608	1,608	—	1,806	—	30	—

With an allowance recorded:
Construction and land:
Commercial real estate	1,265	1,265	63	3	31	14	—
Land	528	528	30	528	—	527	—
One to four residential
First lien	810	810	43	24	28	98	—
Junior lien	25	25	1	3	—	13	—
Commercial and industrial:
Secured	164	164	33	21	15	85	—
Consumer	13	13	3	4	1	13	—
SBA:
SBA, unguaranteed portion held for investment	390	416	120	779	11	—	—

Total:
Construction and land	$3,453	$3,453	$93	$1,358	$51	$1,569	$—
One to four residential	2,763	2,763	43	1,490	75	1,284	—
Residential income	25	25	1	38	—	13	—
Commercial and industrial	3,164	3,164	33	136	110	448	—
Consumer	13	13	3	4	1	13	—
SBA Unguaranteed portion	447	473	120	787	26	7	—
SBA Guaranteed portion	1,608	1,608	—	1,806	—	30	—
Other	—	—	—	—	—	—	—
	$11,473	$11,499	$293	$5,619	$263	$3,364	$—

Management evaluates loans for impairment at the time the loans evidence some form of credit deterioration. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Substantially all of the Bank’s loans that have been identified as impaired have been measured by the fair value of existing collateral.

The accrual of interest on loans is discontinued at the time the loan is deemed to be impaired unless the credit is well-secured and in process of collection.  All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

(NOTE 8) FORECLOSED ASSETS

As of June 30, 2011 and December 31, 2010, foreclosed assets totaled $25,803,000 and $28,825,000, respectively, net of valuation allowance. Based on property values, a valuation allowance of $2,684,000 and $3,106,000 was deemed necessary at June 30, 2011 and December 31, 2010, respectively.

During the six months ended June 30, 2011 three properties sold for a total of $3,335,000, resulting in a loss on sale of $172,000.  During the six months ended June 30, 2010 three properties were sold for $2,926,000, with a loss on sale of $57,000.

Operating expenses for foreclosed assets totaled $591,000 and $1,082,000 for the six months ended June 30, 2011 and 2010, respectively.

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

Fair Value Measured on a Recurring Basis

The following tables present the balance of assets whose fair values are measured on a recurring basis by level within the valuation hierarchy:

	June 30, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Trading securities	$27	$—	$27	$—
Mortgage Backed Securities	576	—	576	—
State/Local Agency Securities	47,404	—	47,404	—

Total securities available for sale	$48,007	$—	$48,007	$—

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Trading securities	$30	$—	$30	$—
Mortgage Backed Securities	653	—	653	—
State/Local Agency Securities	41,571	—	41,571	—
Government Agency Securities	2,002	—	2,002	—

Total securities available for sale	$44,256	$—	$44,256	$—

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

Fair Value Measured on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following tables present such assets carried on the balance sheet by caption and by level within the valuation hierarchy:

	At June 30, 2011				Total Losses Six Months Ended
	Total	(Level 1)	(Level 2)	(Level 3)	June 30, 2011
	(Dollars in Thousands)

Impaired loans	$9,379	$—	$164	$9,632	$712
Loans held for sale	2,659	—	2,659	—	—
Foreclosed assets	25,803	—	2,692	12,058	—
	$37,841	$—	$5,515	$21,690	$712

					Total Losses
					Year Ended
	At December 31, 2010				December 31,
	Total	(Level 1)	(Level 2)	(Level 3)	2010
	(Dollars in Thousands)

Impaired loans	$11,180	$—	$5,427	$5,753	$73
Loans held for sale	3,937	—	3,937	—	—
Foreclosed assets	28,825	—	12,215	16,610	—
	$43,942	$—	$21,579	$22,363	$73

There was $16,282,000 of assets transferred from Level 2 to Level 3, due to appraisals which were not considered current, during the six months ended June 30, 2011.

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

Loans Held for Sale

Loans held for sale are required to be measured at the lower of cost or fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions, which are level 2 inputs. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At June 30, 2011 and December 31, 2010, the fair value of loans held for sale was greater than cost; therefore, the entire balance of loans held for sale was recorded at cost.

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

Current authoritative guidance requires interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Corporation’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Corporation’s financial instruments as of June 30, 2011 is shown below.

	June 30, 2011
	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$36,157	$36,157
Time Deposits	—	—
Federal Funds Sold	—	—
Investment Securities, available for sale	47,980	47,980
Other Investments	3,470	3,470
Trading Account	27	27
Loans, held for sale	2,659	2,659
Loans, net	150,320	151,530
Other Real Estate Owned	25,803	25,803
Accrued interest receivable	1,338	1,338

Financial Liabilities
Deposits	224,757	225,546
Long-term debt	31,248	32,062
Short-term debt	8,700	8,700
Accrued Interest Payable	1,449	1,449

	December 31, 2010
	Carrying	Fair
	Amount	Value
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$16,400	$16,400
Trading assets	30	30
Investment securities, available for sale	44,226	44,226
Other investments	3,712	3,712
Loans, held for sale	3,937	3,937
Loans, net	147,612	148,669
Accrued interest receivable	1,278	1,278

Financial Liabilities:
Deposits	207,998	210,512
Long-term debt	33,537	30,430
Short-term debt	2,700	2,700
Accrued interest payable	1,533	1,533

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

At June 30, 2011 and December 31, 2010, such commitments to extend credit were $7,752,000 and $7,341,000, respectively, of undisbursed lines of credit, undisbursed loans in process, and commitment letters.

The Bank has one letter of credit issued by Federal Home Loan Bank of San Francisco in the amount of $700,000, expiring August 17, 2011. MasterCard International Inc. is the beneficiary.

(NOTE 11) REGULATORY MATTERS

The Bank entered into a Consent Order with the FDIC and CDFI effective September 1, 2010 that, among other things, requires the Bank to maintain a minimum leverage capital ratio of 9.0% and a minimum total risk-based capital ratio of 12.0%. At June 30, 2011, the Bank’s leverage capital ratio was 7.36% which represents a capital shortfall of $4,540,000. Its total risk-based capital ratio was 12.07%. The Bank has executed an agreement with a financial advisory firm to assist in determining the appropriate action to be taken to insure the required capital levels are met and maintained.  Appropriate actions or a combination of actions may include soliciting additional capital through a securities offering, reducing the Bank’s assets through sales of branch offices, loans or other real estate owned, merger with another financial institution or sale of the Bank.  No assurance can be given regarding the results of any capital- raising efforts.  Failure to meet minimum capital requirements can result in certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and Bank’s results of operations and financial condition.

See “Other Regulatory Matters” in Item 2 below for more information on the Consent Order, as well as the Consent Order, Order for Restitution and Order to Pay Civil Money Penalties relating to the Bank’s credit card programs.

(NOTE 12) LEGAL PROCEEDINGS

The Bank and its Chief Executive Officer and Chief Credit Officer were named as defendants in a lawsuit filed April 29, 2009 in the Monterey County Superior Court, by First Foundation Bank. The lawsuit involves claims related to two loan participations purchased by First Foundation Bank from the Bank.  The Bank entered into an agreement (the “Agreement”) with First Foundation Bank (“First”) to settle the litigation.  The Agreement, which was filed with and approved by the court on July 15, 2011, calls for the Bank to pay First $4,183,000 for its interest in the properties securing the loan participations, interest, cost, and legal fees.  The Bank will receive properties with current market value totaling $1,817,000, an assignment of a judgment in the amount of $4,180,000.  The Bank recorded a charge to earnings of $2,367,000 in the second quarter.

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

OVERVIEW OF THE RESULTS OF OPERATION AND FINANCIAL CONDITION

Results of Operations Summary

Second Quarter 2011 compared to second quarter 2010

The net loss for the quarter ended June 30, 2011 was $3,256,000 compared with a net loss of $275,000 for the quarter ended June 30, 2010. Basic loss per share for the second quarter of 2011 was ($1.82), compared to ($0.15) for the second quarter of 2010. The Corporation’s annualized return on average equity was (104.76%) and annualized return on average assets was (4.69%) for the quarter ended June 30, 2011, compared to an annualized return on average equity of (6.76%) and an annualized return on assets of (0.40%) for same quarter in 2010. The primary reasons for the change in net loss during the second quarter of 2011 are as follows:

•                            The provision for loan losses during the second quarter of 2011 was $350,000 compared to no provision during the second quarter of 2010.

•                            Total non-interest income was $1,241,000 during the second quarter of 2011 compared to $1,551,000 during the second quarter of 2010.  The decrease of $310,000, or 19.99% was due primarily to decreases of $311,000 in other income and $189,000 in gain on sales of investment securities, partially offset by an increase of $224,000 in income from sales and servicing Small Business Administration Loans.

•                            Total non-interest expense was $5,121,000 during the second quarter of 2011 compared to $3,929,000 during the second quarter of 2010.  The increase of $1,192,000, or 30.34% in non-interest expense over the prior period was due primarily to increases of $1,487,000 in litigation settlement expenses and $179,000 in professional fees, partially offset by decreases of $272,000 in other general and administrative expense, $111,000 in salaries and benefits and $82,000 in net foreclosed asset expense.

•                            An income tax provision of $729,000 was recorded for the second quarter of 2011 compared to a $311,000 income tax benefit for the second quarter of 2010.

Six months ended June 30, 2011 compared to the same period in 2010

The net loss for the six months ended June 30, 2011 was $4,712,000 compared with a net loss of $337,000 for the six months ended June 30, 2010.  Basic loss per share for the six month period ended June 30, 2011 was ($2.64), compared to a net loss of ($0.19) for the same period in 2010. The Corporation’s annualized return on average equity was (71.30%) and annualized return on average assets was (3.47%) for the six month period ended June 30, 2011, compared to an annualized return on average equity of (4.09%) and an annualized return on assets of (0.24%) for same period in 2010. The primary reasons for the change in net loss during the six months ended June 30, 2011 are as follows:

•                            Net interest income decreased $227,000, or 6.22%, from $3,651,000 for the six month period ended June 30, 2010 to $3,424,000 for the six month period ended June 30, 2011 due primarily to a decline of $20,678,000 in interest-earning assets while interest bearing liabilities declined $12,469,000.

•                            The provision for loan losses during the six month period ended June 30, 2011 was $1,450,000 compared to no provision during the same period in 2010.

•                            Total non-interest income was $2,471,000 during the six month period ended June 30, 2011 compared to $3,052,000 during the same period in 2010.  The decrease of $581,000, or 19.04%, was due primarily to decreases of $403,000 in other income and $317,000 in gain on sales of investment securities, partially offset by an increase of $211,000 in income from sales and servicing Small Business Administration Loans.

•                            Total non-interest expense was $8,369,000 during the six month period ended June 30, 2011 compared to $7,461,000 during the same period in 2010.  The increase of $908,000, or 12.17%, in non-interest expense over the prior period was due primarily to increases of $1,494,000 in litigation settlement expenses and $232,000 in professional fees, partially offset by decreases of $491,000 in net foreclosed asset expense, $181,000 in other general and administrative expense and $115,000 in salaries and benefits.

•                            An income tax provision of $788,000 was recorded for the second quarter of 2011 compared to a $421,000 income tax benefit for the same period in 2010.

The following table sets forth certain selected financial data and ratios of the Corporation for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30		Six Months Ended June 30
	(Dollars in thousands except per share data)
	2011	2010	2011	2010
Selected Financial Data
Summary of Operating Results:

Total interest income	$2,786	$3,282	$5,589	$6,634
Total interest expense	1,083	1,490	2,165	2,983
Net interest income	1,703	1,792	3,424	3,651

Provision for loan losses	350	—	1,450	—
Net interest income after provision for loan losses	1,353	1,792	1,974	3,651

Total non-interest income	1,241	1,551	2,471	3,052
Total non-interest expenses	5,121	3,929	8,369	7,461

Loss before provision (benefit)	(2,527)	(586)	(3,924)	(758)
Income tax provision (benefit)	729	(311)	788	(421)

Net loss	$(3,256)	$(275)	$(4,712)	$(337)

Per Common Share Data:

Net loss - Basic (1)	$(1.82)	$(0.15)	$(2.64)	$(0.19)
Net loss - Diluted (2)	(1.82)	(0.15)	(2.64)	(0.19)
Book value, end of period	6.01	9.09	6.01	8.82
Avg shares outstanding (3)	1,785,359	1,785,891	1,785,359	1,783,733

Balance Sheet Data:

Total loans, net of unearned income (4)	$156,498	$158,566	$159,498	$158,566
Total assets	282,430	294,078	282,430	294,078
Total deposits	224,757	227,444	224,757	227,444
Stockholders’ equity	10,737	16,241	10,737	16,241

Selected Financial Ratios:
Return on average assets (5) (6)	(4.69)%	(0.40)%	(3.47)%	(0.24)%
Return on average stockholders’ equity (5) (6)	(104.76)%	(6.76)%	(71.30)%	(4.09)%
Dividend payout ratio	0.00%	0.00%	0.00%	0.00%
Net interest spread	3.31%	3.11%	3.42%	3.26%
Net yield on interest earning assets (5)	3.38%	3.30%	3.50%	3.44%
Avg shareholders’ equity to average assets (5)	4.48%	5.90%	4.87%	5.81%
Risked-Based capital ratios
Tier 1	6.42%	10.36%	6.42%	10.36%
Total	10.49%	13.66%	10.49%	13.66%
Total loans to total deposits at end of period (4)	69.63%	76.23%	69.63%	76.23%
Allowance for loan losses to total loans at end of period (4)	2.16%	2.05%	2.16%	2.05%
Nonperforming loans to total loans at end of period (4)	6.99%	2.62%	6.99%	2.62%
Net charge-offs to average loans (4)	0.78%	0.17%	0.78%	0.17%

(1)

Basic loss per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year. The weighted average number of common shares used for this computation was 1,785,891 for the three months ended June 30, 2011 and 2010. The weighted average number of common shares used for this computation was 1,785,891 and 1,783,733 for the six months ended June 30, 2011 and 2010, respectively.

(2)

Diluted loss per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,785,891 and 1,787,103 for the three months ended June 30, 2011 and 2010, respectively. The weighted average number of shares used for this computation was 1,785,891 and 1,785,607 for the six months ended June 30, 2011 and 2010, respectively.

(3)	Weighted average common shares.

(4)	Includes loans held for sale.

(5)	Averages are of daily balances.

(6)	Calculated on an annualized basis.

NET INTEREST INCOME

Net interest income, the difference between (a) interest and fees earned on interest-earning assets and (b) interest paid on interest-bearing liabilities, is the most significant component of the Bank’s earnings.  Changes in net interest income from period to period result from increases or decreases in the average balances of interest-earning assets and interest-bearing liabilities, the availability of particular sources of funds and changes in prevailing interest rates.

Net interest income for the six month period ended June 30, 2011 was $3,424,000 compared to $3,651,000 for the same period in 2010, which was a decrease of $227,000, or 6.22%,.  The primary reasons for the decrease in net interest income were:

•	A decrease of $726,000 in interest on loans due to a decrease of 2.22% in average loans outstanding and a 78 basis points decrease in yield.

•	A decrease of $317,000 in interest on investment securities due to 23.03% decrease in average investment securities while the yield increased 43 basis points.

•

Decreases in interest expense of $387,000 on savings and time deposit accounts resulting from decreases of 4.95% in average balances and 66 basis points in the average rate paid, $243,000 on time deposits of $100,000 or more resulting from decreases of 5.33% in average balances and 67 basis points in the average rate paid and $188,000 on notes payable and other borrowings due to decreases 11.53% in average balance and 36 basis points in average rate paid.

DISTRIBUTION, RATE AND YIELD ANALYSIS OF NET INTEREST INCOME:

The following tables show the consolidated average balances of interest-earning assets, and interest-bearing liabilities; the amount of interest income and interest expense; the average yield or rate for each category of average interest-earning assets and average interest-bearing liabilities; and the net interest income and the net interest spread for the periods indicated.  Yields are computed on a tax-equivalent basis resulting in adjustments to interest earned on municipal bonds of $273,000 and $289,000 for the three months ended and $521,000 and $587,000 for the six months ended June 30, 2011 and 2010, respectively.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

	Three Months Ended June 30			Three Months Ended June 30
	2011			2010
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans	$157,188	$2,134	5.43%	$158,513	$2,494	6.29%
Time deposits - in other banks	23,643	12	0.20%	27,427	15	0.22%
Investment securities - taxable	6,117	31	2.03%	13,052	121	3.71%
Investment securities - nontaxable	46,845	882	7.53%	53,440	941	7.04%
Total interest-earning assets	233,793	3,059	5.24%	252,432	3,571	5.66%

Allowance for loan and lease losses	(3,022)			(3,378)
Non-interest bearing assets:
Cash and due from banks	4,251			4,960
Bank premises and equipment	4,583			5,044
Accrued interest receivable	1,245			1,477
Other assets	36,822			31,104
Total average assets	$277,672			$291,639

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand	$16,638	$5	0.10%	$15,140	$4	0.11%
Money market savings	1,799	1	0.22%	1,869	1	0.21%
Savings deposits	11,074	13	0.51%	7,625	9	0.47%
Time deposits >$100M	58,155	269	1.85%	67,358	418	2.48%
Time deposits <$100M	98,038	381	1.55%	96,858	541	2.23%
Other Borrowings	39,948	414	4.15%	45,098	517	4.59%
Total interest-bearing liabilities	225,652	1,083	1.92%	233,948	1,490	2.55%

Non-interest bearing liabilities:
Non-interest bearing checking	34,191			37,256
Accrued interest payable	1,450			1,315
Other liabilities	3,949			2,858
Total Liabilities	265,242			275,377
Total shareholders’ equity	12,430			16,262
Total average liabilities and shareholders’ equity	$277,672			$291,639

Net interest income		$1,976			$2,081
Interest income as a percentage of average earning assets			5.23%			5.66%
Interest expense as a percentage of average earning assets			1.85%			2.36%
Net yield on interest earning assets			3.38%			3.30%
Net interest spread			3.31%			3.11%

	Six Months Ended June 30			Six Months Ended June 30
	2011			2010
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans	$157,511	$4,339	5.51%	$161,089	$5,065	6.29%
Time deposits - in other banks	17,313	18	0.21%	19,180	20	0.21%
Investment securities - taxable	6,236	72	2.31%	13,066	244	3.73%
Investment securities - nontaxable	44,687	1,681	7.52%	53,090	1,892	7.13%
Total interest-earning assets	225,747	6,110	5.41%	246,425	7,221	5.86%

Allowance for credit losses	(3,143)			(3,452)
Non-interest bearing assets:
Cash and due from banks	4,464			4,966
Premises and equipment	4,621			4,978
Accrued interest receivable	1,207			1,417
Other assets	38,325			29,417
Total average assets	$271,221			$283,751

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand	$16,510	$10	0.10%	$15,252	$8	0.10%
Money market savings	1,830	2	0.22%	1,875	2	0.21%
Savings deposits	10,952	27	0.49%	7,181	18	0.50%
Time deposits >$100M	60,163	570	1.89%	63,552	813	2.56%
Time deposits <$100M	88,366	732	1.66%	97,308	1,130	2.32%
Other Borrowing	39,285	824	4.19%	44,407	1,012	4.56%
Total interest-bearing liabilities	217,106	2,165	1.99%	229,575	2,983	2.60%

Non-interest bearing liabilities:
Non-interest bearing checking	34,995			33,390
Accrued interest payable	1,470			1,310
Other liabilities	4,433			2,982
Total Liabilities	258,004			267,257
Total shareholders equity	13,217			16,494
Total average liabilities and shareholders equity	$271,221			$283,751

Net interest income		$3,945			$4,238
Interest income as a percentage of average earning assets			5.41%			5.86%
Interest expense as a percentage of average earning assets			1.92%			2.42%
Net yield on interest earning assets			3.50%			3.44%
Net interest spread			3.42%			3.26%

Rate and Volume Analysis:

The following tables show the increase or decrease in interest income, interest expense and net interest income resulting from changes in rates and volumes for the three months and six months ended June 30, 2011 compared with the same periods in 2010  Yields are computed on a tax-equivalent basis resulting in adjustments to interest earned on municipal bonds of $273,000 and $289,000 for the three months ended and $521,000 and $587,000 for the six months ended June 30, 2011 and 2010, respectively.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

	Increase (decrease) in the three months ended
	June 30, 2011 and June 30, 2010
	(Dollars in thousands)
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$(21)	$(339)	$(360)
Time deposits - in other banks	(2)	(1)	(3)
Investment securities - taxable	(64)	(26)	(90)
Investment securities - nontaxable	(116)	57	(59)
	(203)	(309)	(512)

Increase (decrease) in interest expense:
Interest-bearing demand	—	1	1
Money market savings	—	—	—
Savings deposits	4	—	4
Time deposits >$100M	(57)	(92)	(149)
Time deposits <$100M	7	(167)	(160)
Other Borrowing	(59)	(44)	(103)
	(105)	(302)	(407)
Decrease in net interest income:	$(98)	$(7)	$(105)

	Increase (decrease) in the six months ended
	June, 30 2011 compared with June 30, 2010
	(Dollars in thousands)
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$(113)	$(613)	$(726)
Time deposits - in other banks	(2)	—	(2)
Investment securities - taxable	(128)	(44)	(172)
Investment securities - nontaxable	(299)	88	(211)
	(542)	(569)	(1,111)

Increase (decrease) in interest expense:
Interest-bearing demand	1	1	2
Money market savings	—	—	—
Savings deposits	9	—	9
Time deposits >$100M	(43)	(200)	(243)
Time deposits <$100M	(104)	(294)	(398)
Other Borrowing	(117)	(71)	(188)
	(255)	(564)	(818)
Decrease in net interest income:	$(287)	$(5)	$(293)

Provision and Allowance for Loan and Lease Losses

The Corporation maintains a detailed, systematic analysis and procedural discipline to determine the appropriate amount of the allowance for loan and lease losses (the “ALLL”).  The ALLL is based on estimates and is intended to be adequate to provide for probable losses inherent in the loan portfolio.  This process involves deriving probable loss estimates that are based on individual loan loss estimation, historical loss rates and management’s judgment.

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

The ALLL is maintained at a level believed adequate by management to absorb known and inherent probable losses on existing loans.  A provision for loan losses is charged to expense.  The allowance is charged for losses when management believes that full recovery on the loan is unlikely.  Generally, the Bank charges off any loan classified as a “loss;” portions of loans which are deemed to be uncollectible; overdrafts which have been outstanding for more than 90 days; and all other unsecured loans past due 120 or more days.  Subsequent recoveries, if any, are credited to the ALLL.

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At June 30, 2011 and 2010 the Bank’s allowance stood at 2.16% and 2.05% of total loans, respectively.

A provision of $1,450,000 was made to the ALLL during the six months ended June 30, 2011 compared to no provision for the same period in 2010.  Loans charged off during the six months ended June 30, 2011 totaled $1,223,000 compared to $278,000 for the same period in 2010.  Recoveries were $2,000 during the six months ended June 30, 2011 while no recoveries were made during the same period in 2010.

The Bank’s net non-performing (delinquent 90 days or more and on non-accrual) loans as a percentage of total loans were 6.99% and 2.62% as of the end of June 30, 2011 and 2010, respectively.

Non-Interest Income

Total non-interest income for the three months ended June 30, 2011 was $1,241,000 compared with $1,551,000 for the same period in 2010.  The decrease of $310,000, or 19.99%, over the prior period, was due primarily to decreases of $413,000 in merchant discount fees $189,000 in gain on sales of investment securities, partially offset by increases of $224,000 in income from sales and servicing of SBA loans and $104,000 in credit card and debit card program fees.

Total non-interest income for the six months ended June 30, 2011 was $2,471,000 compared with $3,052,000 for the same period in 2010.  The decrease of $581,000, or 19.04% over the prior period, was due primarily to decreases of $480,000 in merchant discount fees, $317,000 in gain on sales of investment securities and $72,000 in service charges on deposit accounts, partially offset by an increase of $211,000 in income from sales and servicing of SBA loans.

The decrease in merchant discount fees for the three and six month periods ended June 30, 2011 is attributable to the Bank’s sale of the local merchant segment of the merchant processing portfolio during the fourth quarter of 2010.

Non-Interest Expense

Salary and benefits expense for the three months ended June 30, 2011 was $769,000 compared with $880,000 for the same period in 2010.  Salary and benefits expense for the six months ended June 30, 2011 was $1,681,000 compared with $1,796,000 for the same period in 2010.  The decreases of 12.61% and 6.40% for the three and six month periods, respectively, are the result of vacancies in the Chief Lending Officer and loan officer positions and a reduction of three clerical positions in the Operations Department, partially offset by an increase of two clerical positions in the SBA Loan Department.  The Bank has utilized consultants to cover the vacancies in the lending positions and has included this cost in professional fees.

Total occupancy and equipment expense for the three months ended June 30, 2011 was $245,000 compared to $253,000 for the same period in 2010.  Total occupancy and equipment expense for the six months ended June 30, 2011 was $508,000 compared to $518,000 for the same period in 2010.

Professional fees for the three months ended June 30, 2011 were $607,000 compared to $428,000 for the same period in 2010.  The $179,000 or 41.82% increase was primarily due to an increase of $211,000 in consultancy and advisory fees, partially offset by a decrease of $33,000 in legal fees.

Professional fees for the six months ended June 30, 2011 were $1,068,000 compared to $836,000 for the same period in 2010.  The $232,000 or 27.75% increase was primarily due to increases of $322,000 in consultancy and advisory fees, $90,000 in legal fees and $22,000 in accounting/audit expense, partially offset by a decrease of $202,000 in loan collection expense.

Data processing expense for the three months ended June 30, 2011 was $59,000 compared to $60,000 for the same period in 2010.  Data processing expense for the six months ended June 30, 2011 was $115,000 compared to $136,000 for the same period in 2010. The decrease $21,000, or 15.44%, for the six months ended June 30, 2001 was primarily due to reduced volumes of accounts and transactions processed.

Litigation settlement expense for the three months ended June 30, 2011 was $2,367,000 compared to $880,000 for the same period in 2010.  The expense recorded in the second quarter of 2011 resulted from the settlement of a litigation involving two loan participations purchased by First Foundation Bank.

Litigation settlement expense for the six months ended June 30, 2011 was $2,374,000 compared to $880,000 for the same period in 2010.  The expense recorded in the six months ended June 30, 2011 resulted from the settlement of a litigation involving two loan participations purchased by First Foundation Bank.

Other general and administrative expenses for the three months ended June 30, 2011 totaled $809,000 compared with $1,081,000 for the same period in 2010, a decrease of $272,000, or 25.16%.  Significant changes occurred in the following categories; decreases occurred in merchant expense of $377,000, other losses of $26,000, and $13,000 in loan expense, while increases occurred in FDIC & State assessments of $54,000, information technology expense of $35,000, director fees of $39,000, insurance expense of $14,000 and business development expense of $13,000.

Other general and administrative expenses for the six months ended June 30, 2011 totaled $2,032,000 compared with $2,213,000 for the same period in 2010, a decrease of $181,000, or 8.18%.  Significant changes occurred in the following categories; decreases occurred in merchant expense of $408,000, other losses of $72,000, telephone expense of $20,000, loan expense of $19,000 and MCB Business credit card expense of $18,000, while increases occurred in FDIC & State assessments of $141,000, information technology expense of $76,000, director fees of $67,000, insurance expense of $33,000, business development of $12,000, stationary & supply expense of $12,000 and bank fees of $11,000.

The decrease in merchant expense for the three and six month periods ended June 30, 2011 is attributable to the Bank’s sale of the local merchant segment of the merchant processing portfolio during the fourth quarter of 2010.

OREO expenses and provision for losses on foreclosed assets for the three months ended June 30, 2011 totaled $265,000 compared to $347,000 during the same period in 2010.

OREO expenses and provision for losses on foreclosed assets for the six months ended June 30, 2011 totaled $591,000 compared to $1,082,000 during the same period in 2010, a decrease of $491,000.  The decrease was due to reduced provisions for valuation allowances on foreclosed assets of $427,000 and decreased foreclosed assets expenses of $64,000.

Provision for Income Taxes

The tax provision was $788,000 for the six months ended June 30, 2011 compared to a tax benefit of $421,000 for the same period in 2010, representing 20.08% and 55.54% of pre-tax losses for those periods.

The amount of the tax provision or benefit is determined by applying the Corporation’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of bank-owned life insurance, certain other expenses that are not allowed as tax deductions, and tax credits.  The tax provision is further impacted by changes in the valuation allowance against the deferred tax asset.

Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  The Bank maintains a valuation allowance with respect to deferred tax assets due to the uncertainty surrounding the realization of certain net deferred tax assets.

LOANS

Average loans represented 69.77% of average earning assets and 58.07% of average total assets for the six months ended June 30, 2011 compared with 65.37% and 56.77%, respectively, during 2010. For the six months ended June 30, 2011, average loans decreased 2.22% to $157,511,000 from $161,089,000 for the same period in 2010.  Average commercial loans increased $5,848,000, or 16.73%, average construction loans decreased $2,874,000, or 99.28%, average real estate loans decreased $5,490,000, or 4.51%, and average installment loans decreased $1,062,000, or 73.47%.

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

The Bank is the recognized leader for Small Business Administration (“SBA”) lending in Monterey County and holds SBA’s coveted Preferred Lender Status.  Generally, SBA loans are guaranteed by the SBA for 75 to 85 percent of their principal amount, which can be retained in the loan portfolio or sold to investors.  Such loans are made at floating interest rates, generally with longer terms (up to 25 years) than are available on a conventional loan basis to small businesses.  The unguaranteed portion of the loans, although generally supported by collateral, is considered to be more risky than conventional commercial loans because they may be based upon credit standards the Bank would not otherwise apply, such as lower cash flow coverage or longer repayment terms.

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

	As of June 30,		As of December 31,
	2011	2010	2010
	(Dollars in thousands)
Accruing, past due 90 days or more:

Real Estate	$495	$—	$896
Commercial	648	—	11
Total accruing	1,143	—	907

Nonaccrual Loans:
Real Estate	5,152	2,216	6,241
Commercial	4,645	1,939	5,219
Consumer	—	—	13
Total nonaccrual	9,797	4,155	11,473

Total nonperforming loans	10,940	4,155	12,380
Other Real Estate Owned	25,803	20,227	28,825
Total nonperforming assets	$36,743	$24,382	$41,205

Total loans end of period	$156,498	$158,566	$154,869

Ratio of nonperforming loans to total loans at end of period	6.99%	2.62%	7.99%
Ratio nonperforming assets to total loans and OREO at end of period	20.16%	13.64%	22.43%

The following table reflects the activity in the allowance for loan losses as of and for the periods indicated.

	As of and for the Six Months		As of and for theYear ended
	Ended June 30,		December 31,
	2011	2010	2010
	(Dollars in thousands)
Average loans outstanding	$157,188	$161,089	$160,035

Total loans outstanding at end of the period	$156,498	$158,566	$154,869

Allowance, beginning of period	3,159	3,529	3,529

Loans charged off during period:
Commercial	265	251	372
Consumer	113	—	—
Real Estate	845	27	—
Other	—	—	—
Total charge offs	1,223	278	372

Recoveries during period:
Commercial	2	—	2
Consumer	—	—	—
Real Estate	—	—	—
Other	—	—	—
Total recoveries	2	—	2

Net Loans charged off during the period	1,221	278	370

Provision for loan losses	1,450	—	0
Allowance, end of period	$3,388	$3,251	$3,159

Ratio of net loans charged off to average loans outstanding during the period	0.78%	0.17%	0.23%

Ratio of allowance to total loans at end of period	2.16%	2.05%	2.04%

Ratio of nonperforming loans to allowance for loan losses at end of period	322.90%	127.81%	391.87%

The following table provides a breakdown of the allowance for loan losses by categories as of the dates indicated:

	June 30, 2011		December 31, 2010
	(Dollars in thousands)
	Amount	Percent of Loans in Catergory to Total Loans	Amount	Percent of Loans in Catergory to Total Loans
Commercial	$902	17.59%	$778	21.59%
Construction and Land	300	8.20%	63	0.82%
Real Estate	1,951	71.24%	2,195	76.90%
Consumer	104	2.53%	6	0.32%
Other	10	0.43%	8	0.38%
Unallocated	121	N/A	109	N/A
Total	$3,388	100.00%	$3,159	100.00%

Deposits

Average interest bearing and non-interest-bearing deposits for the six months ended June 30, 2011 were $212,816,000 a decrease of 2.63% compared with the same period in 2010.  Average certificates of deposit represented 69.79% of average deposits for the six months ended June 30, 2011 compared with 73.60% for the same period in 2010.  Average interest-bearing checking, money market and savings accounts as a group were 13.76% of average deposits for the six months ended June 30, 2011 compared with 11.12% for the same period in 2010.  Average non-interest bearing deposits represented 16.44% of average deposits for the six months ended June 30, 2011 compared with 15.28% for the same period in 2010.

The following table sets forth the scheduled maturities of the Corporation’s time deposits in denominations of $100,000 or greater at June 30, 2011:

Maturities of Time Deposits of $100,000 or more

(Dollars in thousands)

Three months or less	$10,693
Over three months through six months	12,757
Over six months through twelve months	14,647
Over twelve months	17,844
$55,941

Borrowings

The Corporation has a line of credit with Marshall & Ilsley Bank in the amount of $3,000,000, at a floating interest rate based on the one-month LIBOR Rate plus 3.75% with a floor rate of 6.50% and a maturity date of October 30, 2011.  At June 30, 2011, $2,700,000 was outstanding on the line of credit.

The Bank has lines of credit from the Federal Reserve Bank of San Francisco and the Federal Home Loan Bank (“FHLB” ) of San Francisco with remaining available borrowing capacity on June 30, 2011 of $8,136,000 and $2,121,000, respectively.  The Federal Reserve Bank discount window line is secured by a portion of the Bank’s investment securities at June 30, 2011.  At June 30, 2010, the total book value of securities pledged to the Federal Reserve Bank was $9,155,000 with no outstanding loan balance.  The Federal Home Loan Bank line of credit has a maximum borrowing capacity of 15% of the Bank’s total assets, adjusted quarterly.  The Federal Home Loan Bank line of credit is secured by a portion of the Bank’s real estate secured loans and securities at June 30, 2011.  The total principal balance at June 30, 2011 of pledged loans and securities at the Federal Home Loan Bank was $47,634,000 and $576,000, respectively.

The following table provides information on nine FHLB advances outstanding at June 30, 2011.

		Funding	Maturity
Amount	Rate	Date	Date
$3,500,000	5.51%	7/17/06	7/18/11
1,500,000	5.52%	7/17/06	7/18/11
1,000,000	5.22%	8/25/06	8/25/11
5,000,000	5.21%	7/30/07	7/30/12
3,000,000	4.85%	10/1/07	10/1/12
4,000,000	0.87%	1/31/11	1/31/13
5,000,000	1.75%	3/15/10	3/15/13
5,000,000	5.01%	9/18/07	9/18/14
1,000,000	7.72%	6/1/00	6/3/30
$29,000,000

The Bank has a letter of credit issued by Federal Home Loan Bank of San Francisco.  The letter of credit in the amount of $700,000, expiring August 17, 2011, has MasterCard International Inc. as the beneficiary.

Capital Resources

The Corporation and the Bank maintain capital to comply with legal requirements, to provide a margin of safety for the Bank’s depositors, and to provide for future growth and the ability to pay dividends.  At June 30, 2011, consolidated shareholders’ equity was $10,737,000 versus $14,307,000 at December 31, 2010.  The Corporation paid no cash dividends to shareholders for the six months ended June 30, 2011 and for the year ended December 31, 2010.  The Bank paid no cash dividends to the Corporation for the six months June 30, 2011 and for the year ended December 31, 2010.  The Bank is currently prohibited from paying, and the Corporation has agreed not to accept, cash dividends from the Bank absent prior regulatory authorization to do so.

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Under applicable regulatory guidelines, a portion of the Trust Preferred Securities qualifies as Tier 1 capital, and the remainder as Tier 2 capital.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Bank regulators may also impose higher capital requirements through the imposition of formal and informal regulatory actions.  For example, the Bank is required under the terms of regulatory orders it became subject to in 2010 to maintain a Tier 1 leverage ratio and a Total Risk-Based capital ratio of 9% and 12% respectively, which is higher than the minimum capital required to be “well capitalized.”  At June 30, 2011 the Bank’s leverage ratio was 7.36%, less than the 9% required by the regulatory order, while its Total Risk-Based capital ratio was 12.07%.

In general, the risk-based capital guidelines provide detailed definitions of which obligations will be treated as capital, and assign different weights to various assets and off-balance sheet items, depending upon the perceived degree of credit risk associated with each asset.  Each asset is assigned to one of four risk-weighted categories.  For example, 0 percent for cash and unconditionally guaranteed government securities; 20 percent for deposits with other banks and fed funds; 50 percent for state bonds and certain residential real estate loans; and 100 percent for commercial loans and other assets.  Capital is categorized as either Tier 1 capital, consisting of common shareholders equity, qualifying perpetual preferred stock to certain limits, minority interests in equity accounts of consolidated subsidiary and trust preferred securities to certain limits, less goodwill and other intangibles, or Tier 2 capital, which consist of supplementary capital including allowance for possible credit losses to certain limits, certain preferred stock, eligible subordinated debt, and other qualifying instruments.  The guidelines also define and set minimum capital requirements (risk-based capital ratios). All banks are required to maintain Tier 1 capital of at least 4% and total capital of 8% of risk-adjusted assets.  However, as a result of the regulatory orders, the Bank is required to maintain a minimum Total Risk-Based capital ratio of 12.0%.  The Bank had a Tier 1 capital to total risk-adjusted assets capital ratio of 10.81% and 13.59% at June 30, 2011 and 2010, respectively.  The Bank’s Tier 1 capital exceeds the minimum regulatory requirement by $12,818,000.  The Bank had a Total Risk-Based capital to risk-adjusted assets ratio of 12.07% and 14.84% at June 30, 2011 and 2010, respectively.  The Bank’s Total Risk-Based capital exceeds the minimum regulatory requirement by $7,654,000.

The Tier 1 leverage capital ratio guidelines require a minimum leverage capital ratio of 4.0% of Tier 1 capital to total assets less goodwill.  However, as a result of the regulatory orders, the Bank is required to maintain a minimum leverage capital ratio of 9.0%.  The Bank had a leverage capital ratio of 7.36% and 8.93% at June 30, 2011 and 2010, respectively.

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

In October 2008, the Corporation’s Board of Directors and the holders of more than a majority of our issued and outstanding common stock approved, by written consent, an amendment to the Corporation’s articles of incorporation (the “Amendment”).  The Amendment authorized the Corporation to issue up to 10,000,000 shares of preferred stock, which may be issued from time to time in one or more series as determined by the Board.  The Board is authorized to designate all rights, preferences, privileges and restrictions attendant to each series as well as the number of shares authorized for issuance in each series of the preferred stock, which matters shall be expressed in resolutions adopted by the Board and filed with the Secretary of State of the state of California.  Additionally, the Amendment authorized the Corporation to issue an additional 7,500,000 shares of common stock for a total of 10,000,000 shares of common stock authorized for issuance after the Amendment.  The Amendment became effective January 23, 2009. There were no shares of the preferred stock issued as of June 30, 2011.

In June 2011, the Board approved another amendment to the Corporation’s articles of incorporation (the “Second Amendment”).  In July the holders of more than a majority of our issued and outstanding common stock approved the Amendment by written consent.  The Second Amendment authorizes the Corporation to issue an additional 40,000,000 shares of common stock for a total of 50,000,000 shares of common stock authorized for issuance after the Second Amendment.  The Second Amendment became effective July 29, 2011.

Other Regulatory Matters

Commercial banking organizations, such as the Bank, may be subject to enforcement actions by the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions (“CDFI”) for engaging in unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency.  Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits, the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of the Federal Deposit Insurance Act.

The Bank has entered into a Consent Order with the FDIC and the CDFI. The order became effective on September 1, 2010.  The order was filed as an exhibit to the Corporation’s Current Report on Form 8-K filed on September 23, 2010.

The order requires that the Bank take corrective actions to address certain alleged violations of laws and/or regulations and imposes certain restrictions on the Bank.  The following is a list of the corrective actions required of, and restrictions placed on, the Bank and the current status (in italics) of the actions taken as of the filing date hereof:

1.

Have and retain qualified management having such qualifications and experience commensurate with his or her duties and responsibilities at the Bank and notify the FDIC and the CDFI prior to adding any individual to the Bank’s Board of Directors or employing any individual as a senior executive officer of the Bank.

The Board of Directors has undertaken a review of the qualifications and experience of individuals serving in key management positions. As a result of this review the Board of Directors has initiated a search for a qualified individual to be hired to serve as President of the Bank, relieving the Chief Executive Officer of a portion of his heavy workload. Additionally, the Bank has engaged an individual to work on a contract basis as acting Chief Lending Officer in replacement of the Bank’s former Chief Lending Officer who resigned on February 28, 2011.

2.

Develop and adopt a capital plan that complies with the FDIC’s Statement of Policy on Risk-Based Capital contained in Appendix A to Part 325 of the FDIC’s rules and regulations in order to maintain Tier 1 capital in such an amount to ensure that the Bank’s leverage ratio equals or exceeds 9% and the Bank’s total risk-based capital ratio equals or exceeds 12%.

The Bank has developed a capital plan that it believes complies with the FDIC’s Statement of Policy on Risk-Based Capital contained in Appendix A of Part 325 of the FDIC’s rules and regulations to ensure that the Bank’s leverage ratio equals or exceeds 9% and the Bank’s total risk-based capital ratio equals or exceeds 12%. This capital plan was approved by the Board on October 28, 2010. The Bank’s total risk-based capital ratio was 12.07% at June 30, 2011, which was in excess of the required 12%. The Bank’s leverage capital ratio was 7.36% at June 30, 2011, which was below the required 9%. The Bank is in the process of implementing its capital plan and has executed an agreement with a financial advisory firm to assist in determining the appropriate action to be taken to insure the required capital levels are met and maintained. Appropriate actions or combinations of actions may include raising additional capital, reducing the Bank’s assets through sales of branch offices, loans or other real estate owned, merger with another financial institution or sale of the Bank.

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

The Bank has not extended any additional credit to or for the benefit of any borrower who has a loan or other extension of credit that either has been charged off or classified (in whole or in part) as “Loss,” “Doubtful” or “Substandard” since the date of the order. The Bank also has not extended any additional credit to or for the benefit of any borrower who has a loan or other extension of credit classified (in whole or in part) as “Doubtful” or “Substandard” without the prior approval of the Bank’s Board or loan committee since the date of the order.

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

The Bank’s written lending and collection policy has been revised and the Bank believes that it provides effective guidance and control over the Bank’s lending functions. The revised policy was approved by the Board on October 28, 2010. Additional revisions were approved by the Board on March 9, 2011.

9.

Develop or revise, adopt, and implement a written liquidity and funds management policy that adequately addresses liquidity needs and contingency funding, appropriately reduces the Bank’s reliance on non-core funding sources and complies with FDIC’s Guidance on Liquidity Risk Management, dated August 26, 2008.

A revised liquidity and funds management policy which addresses liquidity needs and contingency funding, appropriately reduces reliance on non-core funding sources, and the Bank believes it complies with the FDIC’s Guidance on Liquidity Risk Management, dated August 26, 2008, was approved by the Board on October 28, 2010, and has been implemented.

10.	Comply with the FDIC’s rules and regulations relating to brokered deposits and formulate and submit for approval, a written plan to eliminate the Bank’s reliance on brokered deposits.

The Bank believes it is in compliance with the FDIC’s rules and regulations relating to brokered deposits and has formulated and submitted to the FDIC a written plan to eliminate its reliance on brokered deposits. The plan was approved by the Board on October 28, 2010 and was submitted to the FDIC on October 29, 2010.

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

The Bank currently does not anticipate any expansionary activities and acknowledges the requirement for prior regulatory approval before undertaking any such activities.

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

The Bank filed the required progress reports with the FDIC & CDFI on October 30, 2010, January 31, 2011, April 30, 2011 and July 29, 2011.

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

The Bank believes it has established procedures for the review of disclosures and solicitation materials for both credit card and stored value card programs which require disclosures and solicitation materials be reviewed by the Bank’s compliance department and independent legal counsel with expertise in credit card and stored value card regulations.

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

The Bank has developed and now maintains a written compliance program which it believes is designed to ensure compliance with consumer laws. A Compliance Committee, consisting of all of the outside directors, a Compliance Officer, who reports directly to the Committee, and the Chief Executive Officer, meets monthly and reports its activities to the full Board.

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

An independent audit has been conducted and the audit report indicates that the Bank is in compliance with consumer laws.

7.

Correct, to the extent possible, all violations of consumer laws and refrain from making, either directly or indirectly, any false, deceptive or misleading representations with respect to any extension of credit or other Bank product; and

The Bank continues to make efforts to correct, to the extent possible, all violations of consumer laws and to refrain from, and acknowledges its legal obligations to refrain from making, either directly or indirectly, any false, deceptive or misleading representations with respect to any extension of credit or other Bank product.

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

The Bank submitted the name and qualifications of the independent accounting firm to the FDIC Regional Director for non-objection which was received on December 6, 2010. The restitution plans were submitted to the FDIC Regional Director for review and approval on November 29, 2010. On April 4, 2011 the Bank received approval from the FDIC for one of the restitution plans. The Bank completed implementation of this plan on May 2, 2011. For the remaining restitution plan, the FDIC requested that the Bank make certain revisions to the plan. The Bank resubmitted a revised plan to the FDIC Regional Director on April 18, 2011 for his review and approval. On June 7, 2011 the Bank received approval from the FDIC for the revised restitution plan. The Bank completed implementation of this plan on July 6, 2011. The Bank recorded the $1.5 million expense for the restitution payments in the third quarter of 2010.

10.

Furnish written progress reports to the FDIC detailing the form and manner of any actions taken to secure compliance with the Order and provide a description of the Order to the Bank’s shareholders in conjunction with the Bank’s next shareholder communication and also in conjunction with the Bank’s notice or proxy statement preceding the next shareholder meeting.

The initial progress report was provided to the FDIC on October 29, 2010. The Bank was exempted from filing the progress report due January 30, 2011 since the FDIC performed an onsite visitation during December 2010 to monitor the Bank’s progress in complying with the orders. The Bank provided progress reports to the FDIC on April 30, 2011 and July 28, 2011.

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

The Corporation has filed the required progress reports with the Federal Reserve Bank of San Francisco on January 30, 2011, April 30, 2011and July 28, 2011.

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

For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings.  In addition, the Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $39,489,000, based on 15 percent of the Bank’s total assets as reported in the most recent quarterly Consolidated Reports of Condition and Income for a bank with Domestic Offices Only.  The line of credit is subject to pledging of acceptable collateral. At June 30, 2011, $2,121,000 in excess collateral was pledged.  The Bank has a borrowing line with the Federal Reserve Bank of San Francisco secured a portion of the Bank’s securities, with available borrowing of $8,136,000 at June 30, 2011.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to at least 25 percent of total assets (“total liquidity”). Additionally the Bank maintains secondary sources of liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s total liquidity at June 30, 2011 and 2010 was 29.33% and 34.28%, respectively, while its average loan to average deposit ratio for such years was 74.01% and 73.71%, respectively.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors.  Additionally, deposits on which a financial institution pays an interest rate significantly higher than prevailing rates are considered to be brokered deposits.  Federal law and regulation restricts banks from soliciting or accepting brokered deposits, unless the bank is well capitalized under Federal guidelines.  The Bank had $27,526,000 in brokered deposits at June 30, 2011 compared with $61,232,000 in brokered deposits at June 30, 2010.  The Corporation continues to reduce its reliance on brokered deposits by not opening or renewing any deposits classified as brokered.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the fed funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the Bank’s net interest margin based on the Bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  The following table shows the effect on net interest income of various rate shocks, expressed in basis points, at June 30, 2011.  The table includes one projection for a decrease in rates, as the Federal Funds target rate is currently between 0% and 0.25%.

Rate Shock Change in Basis Points	Percent Change in Net Interest Income
-25	-1.0%
100	4.0%
200	8.0%
300	12.0%
400	16.0%

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures: The Corporation’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Bank’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls:  In the quarter ended June 30, 2011, there were no changes in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

The Bank and its Chief Executive Officer and Chief Credit Officer were named as defendants in a lawsuit filed April 29, 2009 in the Monterey County Superior Court by First Foundation Bank (“First”). The lawsuit involved claims related to two loan participations purchased by First from the Bank. The lawsuit sought to rescind the participation agreements, and recover payment of all principal and interest, damages, attorneys’ fees and costs. This matter was arbitrated before a three member arbitration panel from January 10 through January 19, 2011.  The arbitration panel’s ruling was in favor of First.  The Bank entered into an agreement (the “Agreement”) with First to settle the litigation.  The Agreement, which was filed with and approved by the court on July 15, 2011, calls for the Bank to pay First $4,183,000 for its interest in the properties securing the loan participations, interest, cost, and legal fees.  The Bank will receive the properties with current market value totaling $1,817,000 and an assignment of a judgment against the borrower and loan guarantors in the amount of $4,180,000.  The Bank recorded a charge to earnings of $2,367,000 in the second quarter of 2011.

The Bank, Tighorn Financial Services, LLC and Advantage Financial Solutions, Inc. (“AFS”) were named as defendants in a lawsuit filed May 25, 2011 in Missouri state court by Mid America Bank & Trust Company (“MAB”).  MAB contends that the Bank improperly refused to pay MAB and/or converted assets allegedly owned by AFS and deposited funds into an account supposedly maintained for AFS at the Bank. In fact, no such account has ever existed, and it is management’s belief, in consultation with legal counsel, that the complaint against Monterey County Bank is without merit.

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

Item 4.  (Removed and Reserved)

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

101*

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, are formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (unaudited), (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited); (iii) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

*      This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN CALIFORNIA BANCORP, INC.

Date: August 15, 2011	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chairman of the Board &
Chief Executive Officer

Date: August 15, 2011	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and
Principal Accounting Officer