Form 10-Q
period 2011-09-30
NORTHERN CALIFORNIA BANCORP INC
filed 2011-11-14
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011

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

As of November 10, 2011, the Corporation had 1,785,891 shares of common stock outstanding.

PART I-FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30	DECEMBER 31
(Dollars in thousands, except share data)	2011	2010
	(Unaudited)	(Audited)
ASSETS:
Cash and Due From Banks	$30,461	$16,400
Trading Assets	26	30
Investment Securities, available for sale (Note 6)	46,708	44,226
Other Investments (Note 6)	3,348	3,712
Loans Held for Sale, at lower of cost or market	2,659	3,937
Loans, net of allowance for loan losses of $3,406 in 2011; $3,159 in 2010 (Note 7)	145,166	147,612
Bank Premises and Equipment, Net	4,421	4,802
Cash Surrender Value of Life Insurance	4,322	4,226
Foreclosed assets	27,970	28,825
Interest Receivable and Other Assets	4,985	9,847
Total Assets	$270,066	$263,617

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Non interest-bearing demand	$31,717	$35,361
Interest-bearing demand	18,094	18,404
Savings	13,967	9,660
Time less than $100,000	103,770	81,302
Time in denominations of $100,000 or more	53,334	63,271
Total Deposits	220,882	207,998

Federal Home Loan Bank borrowed funds	23,000	25,000
Revolving line of credit	2,700	2,700
Other borrowings	—	289
Junior Subordinated Debt Securities	8,248	8,248
Payble for Investment Securities Purchased	—	145
Interest Payable and Other Liabilities	4,158	4,930
Total Liabilities	258,988	249,310

Shareholders’ Equity:
Common Stock - No Par Value
Authorized 50,000,000 in 2011 and 10,000,000 in 2010
Outstanding:1,785,891 in 2011 and 2010	5,094	5,094
Retained Earnings	4,960	10,387
Accumulated Other Comprehensive Income (Loss)	1,024	(1,174)
Total Shareholders’ Equity	11,078	14,307
Total Liabilities & Shareholders’ Equity	$270,066	$263,617

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE-MONTH		NINE-MONTH
	PERIOD ENDING		PERIOD ENDING
	September 30		September 30
(Dollars in thousands except share data)	2011	2010	2011	2010
INTEREST INCOME:
Loans	$2,224	$2,347	$6,563	$7,412
Time deposits with other financial institutions	15	21	33	41
Investment securities	600	630	1,832	2,179
Total Interest Income	2,839	2,998	8,428	9,632

INTEREST EXPENSE:
Interest-bearing transaction accounts	6	5	16	15
Savings and time deposit accounts	422	525	1,183	1,673
Time deposits in denominations of $100,000 or more	255	430	825	1,243
Notes payable and other	355	526	1,179	1,538
Total Interest Expense	1,038	1,486	3,203	4,469

Net Interest Income	1,801	1,512	5,225	5,163
Provision for loan losses	1,050	—	2,500	—
Net interest income, after provision for loan losses	751	1,512	2,725	5,163

NON-INTEREST INCOME:
Service charges on deposit accounts	78	99	244	337
Income from sales and servicing of SBA Loans	240	136	572	257
Gain on sales of investment securities	155	518	256	936
Other income	334	1,473	2,206	3,747
Total non-interest income	807	2,226	3,278	5,277

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	754	882	2,435	2,678
Occupancy and Equipment Expense	264	259	772	777
Foreclosed assets, net	(184)	916	407	1,997
Professional Fees	515	403	1,583	1,239
Data Processing	64	56	179	192
FDIC Settlement - Card Programs	—	1,800	—	1,800
Litigation Settlement	—	158	2,374	1,038
Other general and administrative	620	1,310	2,653	3,523
Total non-interest expenses	2,033	5,784	10,403	13,244

Loss before tax provision (benefit)	(475)	(2,046)	(4,400)	(2,804)
Income tax provision (benefit)	239	(1,031)	1,027	(1,452)
Net loss	$(714)	$(1,015)	$(5,427)	$(1,352)

Loss per common share
Basic	$(0.40)	$(0.57)	$(3.04)	$(0.76)
Diluted	$(0.40)	$(0.57)	$(3.04)	$(0.76)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

				Accumulated
				Other Comprehensive
	Number of	Common	Retained	Income
(in thousands except share data)	Shares	Stock	Earnings	(Loss)	Total

Balance at December 31, 2008	1,803,908	$5,173	$9,482	$(302)	$14,353

Comprehensive income:
Net income for the year	—	—	1,611	—	1,611
Change in net unrealized loss on AFS securities and other assets net of tax recalssification adjustment and tax effect	—	—	—	272	272
Total comprehensive income					1,883

Stock repurchase	(20,678)	(85)	—	—	(85)

Balance at December 31, 2009	1,783,230	$5,088	$11,092	$(30)	$16,151

Comprehensive loss
Net loss for the year	—	—	(706)	—	(706)
Change in net unrealized loss on AFS securities and other assets net of tax recalssification adjustment and tax effect	—	—	—	(1,144)	(1,144)
Total comprehensive loss					(1,850)
Exercise of stock options including tax benefit	2,661	6	—	—	6

Balance at December 31, 2010	1,785,891	$5,094	$10,387	$(1,174)	$14,307

Comprehensive loss:
Net loss for the year	—	—	(5,427)	—	(5,427)
Change in net unrealized loss on AFS securities and other assets net of tax recalssification adjustment and tax effect	—	—	—	2,198	2,198
Total comprehensive loss					(3,229)

Balance at September 30, 2011 (Unaudited)	1,785,891	$5,094	$4,960	$1,024	$11,078

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTH PERIOD ENDED
	SEPTEMBER 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,427)	$(1,352)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	244	278
Provision for loan losses	2,500	—
Provision for foreclosed asset losses	(230)	1,050
Realized gain on sales of available-for-sale securities, net	(256)	(936)
Amortization of deferred loan (fees), net	44	28
Net amortization (accretion) of discounts and premiums on investment securities, net	(57)	(58)
Deferred income tax provision (benefit)	1,025	(1,453)
Loss on sale of foreclosed assets	172	136
Increase in cash surrender value of life insurance	(96)	(95)
(Increase) decrease in assets:
Trading assets	4	47
Loans held for sale	1,278	618
Interest receivable	336	339
Other assets	3,485	132
Increase (decrease) in liabilities
Interest payable	(278)	334
Other liabilities	(595)	3,488
Net cash provided by operating activities	2,149	2,556

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in time deposits with other financial institutions	—	(5,000)
Activity in available-for sale securities
Sales	7,097	24,235
Maturities, prepayments, and calls	2,076	1,604
Purchases	(9,129)	(4,554)
Redemption of stock investments, restricted	364	—
Net increase in loans	(425)	(4,919)
Proceeds from loan sales	—	1,830
Proceeds from sale of other real estate owned	3,064	2,566
Investment in other real estate owned	(1,867)	(6,942)
Proceeds from sale of equipment	139	34
Additions to bank premises and equipment	(2)	(291)
Net cash provided by investing activities	1,317	8,563

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	12,884	16,393
Proceeds from borrowings	4,000	5,000
Repayments on borrowing, net	(6,289)	(10,000)
Proceeds from exercise of stock options	—	6
Net cash provided by financing activities	10,595	11,399

Net increase in cash and cash equivalents	14,061	22,518

CASH AND CASH EQUIVALENTS, BEGINNING	16,400	12,251

CASH AND CASH EQUIVALENTS, ENDING	$30,461	$34,769

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE 1) NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Northern California Bancorp, Inc. (the “Corporation”) was incorporated on August 29, 1995, as a for-profit corporation under the California Corporate laws for the principal purpose of engaging in banking and non-banking activities as allowed for a bank holding company.  The Corporation’s sources of revenues at this time are dividends on investments, gains on securities transactions and potential dividends, management fees and tax equalization payments, if any, from its wholly-owned bank subsidiary, Monterey County Bank (the “Bank”).

The Corporation owns 100% of the Bank which operates five full service branches in Monterey County, California. The Corporation owns 100% of the common stock of two unconsolidated special purpose business trusts, “Northern California Bancorp, Inc. Trust I” and “Northern California Bancorp, Inc. Trust II.”

Basis of Presentation

The interim condensed consolidated financial statements of the Corporation and the Bank are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the consolidated financial position and operating results of the Corporation for the interim periods.  The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011.  The year-end consolidated balance sheet data at December 31, 2010 was derived from the Corporation’s consolidated audited financial statements.  All material intercompany balances and transactions have been eliminated in consolidation.

This financial information should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Corporation’s Form 10-K for the fiscal year ended December 31, 2010.

(NOTE 2)  CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires Management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Corporation’s financial statements and accompanying notes.  Management believes that the judgments, estimates and assumptions used in preparation of the Corporation’s financial statements are appropriate given the factual circumstances as of September 30, 2011.

Various elements of the Corporation’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Corporation’s results of operation.  In particular, Management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy and the sensitivity of the Corporation’s financial statements to those judgments, estimates and assumptions, is critical to an understanding of the Corporation’s financial statements.  This policy relates to the methodology that determines the Corporation’s allowance for loan losses.  Management has discussed the development and selection of this critical accounting policy with the Corporation’s Audit Committee of the Board of Directors.  Although Management believes the level of the allowance at September 30, 2011 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time.  For further information regarding the allowance for loan losses see “Provision and Allowance for Loan Losses” included elsewhere herein.

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

A third critical accounting policy relates to the valuation of deferred tax assets. The Corporation is permitted to recognize deferred tax assets only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities. Management reviews this each quarter by comparing the amount of the deferred tax assets with amounts paid in the past that might be recovered by carryback provisions in the tax code and with anticipated taxable income expected to be generated from operations in the future. If it does not appear that the deferred tax assets are usable, a valuation allowance would be established to acknowledge their uncertain benefit.

(NOTE 3) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standard Board (“FASB”) amended existing guidance for assisting a creditor in determining whether a loan restructuring is a troubled debt restructuring (“TDR”). The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011.  The adoption of this new guidance during the quarter ended September 30, 2011 did not have an impact on the consolidated financial statements. Management has determined that there were no troubled debt restructurings during the periods covered in this Form 10-Q under the pre-existing guidance or under the new guidance.

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

(NOTE 4) STOCK BASED COMPENSATION

The Corporation’s compensation cost relating to share-based payment transactions is recognized in the financial statements based upon the fair value of the equity or liability instruments issued. Based on the stock-based compensation awards outstanding for the nine months ended September 30, 2011 and 2010, there was no stock-based compensation expense.

Under the Corporation’s 1998 Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive stock options are granted at fair value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  Non-qualified stock options may be granted at prices not lower than 85% of the fair market value of the common stock on the date of grant.  The Board of Directors (the “Board”) is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.  Under the 1998 Stock Option Plan, 23,500 shares of common stock have been reserved for the granting of these options.  At September 30, 2011, 23,500 options were outstanding.  During 2011, no options were granted and no options were exercised by officers, employees, or Board members.  As of September 30, 2011, all options have vested.

No further options may be granted under the 1998 Stock Option Plan.  The plan provided that options could be granted for a period of ten years from the date the Plan was adopted by the Board.  The Board adopted the Plan on April 16, 1998.  The Plan remains in effect until all options granted under the Plan have been exercised or have expired.

Under the Corporation’s 2007 Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive stock options are granted at fair value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  The Board is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.  Under the Plan, 300,000 shares of common stock have been reserved for the granting of these options.  As of September 30, 2011, no options have been granted under the 2007 Stock Option Plan.

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

The weighted-average number of shares used in computing basic and diluted earnings (loss) per share is as follows:

	Loss per share Calculation
	For the three months ended September 30
	2011			2010
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Loss	Shares	Amount	Loss	Shares	Amount
Basic loss per share	$(714)	1,785,891	$(0.40)	$(1,015)	1,785,891	$(0.57)

Effect of dilutive shares assumed exercise of outstanding options	—	—	—	—	—	—

Diluted loss per share	$(714)	1,785,891	$(0.40)	$(1,015)	1,785,891	$(0.57)

	Loss per share Calculation
	For the nine months ended September 30
	2011			2010
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Loss	Shares	Amount	Loss	Shares	Amount
Basic loss per share	$(5,427)	1,785,891	$(3.04)	$(1,352)	1,785,179	$(0.76)

Effect of dilutive shares assumed exercise of outstanding options	—	—	—	—	—	—

Diluted losss per share	$(5,427)	1,785,891	$(3.04)	$(1,352)	1,785,179	$(0.76)

(NOTE 6) INVESTMENT SECURITIES

The following table presents investment securities available for sale at September 30, 2011 and December 31, 2010:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)
Securities Available for Sale
Mortgage Backed Securities	$554	$—	$—	$554
State/Local Agency Securities	44,328	1,938	(112)	46,154

Total securities available for sale	$44,882	$1,938	$(112)	$46,708

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)
Securities Available for Sale
Mortgage Backed Securities	$625	$28	$—	$653
State/Local Agency Securities	43,788	60	(2,277)	41,571
Government Agency Securities	2,000	2	—	2,002

Total securities available for sale	$46,413	$90	$(2,277)	$44,226

In addition, the Corporation maintains a trading account, at fair value, consisting of marketable securities.  At September 30, 2011 and December 31, 2010 the account value was $26,000 and $30,000, respectively.

The amortized cost and fair value of debt securities by contractual maturity date at September 30, 2011 are as follows:

	Available for Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)

Due after ten years	$44,882	$46,708

Proceeds from calls, maturity, payments and sales of investment securities for the nine months ended September 30, 2011, and 2010 were $9,173,000, and $25,839,000, respectively.  Realized gains for the nine months ended September 30, 2011, and 2010 were $256,000, and $936,000, respectively.

At September 30, 2011, mortgage-backed obligations with a carrying value of $554,000 were pledged to secure advances from the FHLB.  At December 31, 2010, U.S. Government and mortgage-backed obligations with a carrying value of $2,655,000 were pledged to secure advances from the FHLB.

At September 30, 2011 and December 31, 2010, state/local agency obligations with a carrying value of $9,491,000 and $9,637,000, respectively, were pledged to secure a discount window line with  the Federal Reserve Bank.

Information pertaining to securities with gross unrealized losses at September 30, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Securities Available for sale:
State/Local Agency Securities	$302	$(8)	$2,841	$(104)	$3,143	$(112)

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

On September 30, 2011, 6 securities had an unrealized loss with aggregate depreciation of 3.58% from the Bank’s amortized cost basis. On December 31, 2010, 75 securities had an unrealized loss with aggregate depreciation of 6.56% from the Bank’s amortized cost basis. The unrealized losses relate to securities issued by state and local government agencies.  All such securities are deemed to be investment grade as determined either by Moody or Standard and Poor’s or, for unrated securities, by an independent consultant.  Based on this and the factors stated in the previous paragraph, no decline is deemed to be other-than-temporary.

(NOTE 7) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table presents information on loans and the allowance for loan losses at September 30, 2011 and December 31, 2010:

	SEPTEMBER	DECEMBER
	2011	2010
	(Dollars in thousands)

Commercial and industrial	$17,799	$22,217
Construction and land	11,511	14,788
Real Estate - commercial	62,948	62,854
Real Estate - residential	45,980	42,716
Consumer	4,644	489
SBA - unguaranteed portion held for investment	4,015	5,351
SBA - guaranteed portion	3,707	5,864
Other	744	590
Total	151,348	154,869
Allowance for loan losses	(3,406)	(3,159)
Deferred origination fees, net	(117)	(161)

Loans, net	$147,825	$151,549

Loans held for sale totaled $2,659,000 and $3,937,000 at September 30, 2011 and December 31, 2010, respectively, and are included in the SBA guaranteed portion above.

The following tables present an analysis of credit quality indicators by loan class at September 30, 2011 and December 31, 2010. Information has been updated for each credit quality indicator as of these dates.

	September 30, 2011
	Grade
	Pass	Special Mention	Substandard	Doubtful	Total

Construction and land:
Land	$7,150	$2,857	$1,504	$—	$11,511

One to four residential:
First liens	34,696	1,762	2,687	—	39,145
Junior liens	5,554	1,281	—	—	6,835

Commercial real estate:
Owner occupied	26,679	5,182	432	—	32,293
Non-owner occupied	25,779	3,530	1,346	—	30,655

Commercial and industrial:
Secured	9,746	889	2,000	648	13,283
Unsecured	2,548	—	1,968	—	4,516

Consumer	4,352	287	5	—	4,644

SBA:
SBA, unguaranteed portion held for investment	3,879	—	10	126	4,015
SBA, guaranteed portion	2,285	—	42	1,380	3,707

Other	744	—	—	—	744

Total	$123,412	$15,788	$9,994	$2,154	$151,348

	December 31, 2010
	Grade
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Construction and land:
Commercial real estate	$—	$—	$1,265	$—	$1,265
Land	8,837	—	4,686	—	13,523

One-to four-residential:
First liens	32,691	—	4,610	—	37,301
Junior liens	4,790	162	463	—	5,415

Commercial real estate:
Owner occupied	25,818	3,693	—	—	29,511
Non-owner occupied	31,947	500	896	—	33,343

Commercial and industrial:
Secured	13,071	658	3,339	—	17,068
Unsecured	5,149	—	—	—	5,149

Consumer	363	113	13	—	489

SBA:
SBA, unguaranteed portion held for investment	4,782	11	418	140	5,351
SBA, guaranteed portion	4,256	—	713	895	5,864

Other	590	—	—	—	590

Total	$132,294	$5,137	$16,403	$1,035	$154,869

The Corporation’s policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable or improbable, based on currently existing facts, conditions and values. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose the Bank to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are required to be designated as special mention.

When assets are classified as substandard or doubtful, the Corporation allocates a portion of the related general loss allowances to such assets as the Corporation deems prudent. Determinations as to the classification of assets and the amount of loss allowances are subject to review by regulatory agencies, who can require that we establish additional loss allowances. The Bank regularly reviews its asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

The following table sets forth an aging analysis of past due loans by loan class at September 30, 2011 and December 31, 2010:

	September 30, 2011
							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

Construction and land:
Land	$738	$—	$1,504	$2,242	$9,269	$11,511	$—

One to four residential:
First liens	358	77	—	435	38,710	39,145	—
Junior liens	96	437	—	533	6,302	6,835	—

Commercial real estate:
Owner occupied	—	—	1,513	1,513	30,780	32,293	1,513
Non-owner occupied	2,100	—	1,346	3,446	27,209	30,655	495

Commercial and industrial:
Secured	—	—	2,648	2,648	10,635	13,283	—
Unsecured	67	—	—	67	4,099	4,166	—

Consumer	—	—	—	—	4,994	4,994	—

SBA:
SBA, unguaranteed portion held for investment	10	—	126	136	3,879	4,015	—

SBA, guaranteed portion	—	—	1,422	1,422	2,285	3,707	—

Other	—	—	—	—	744	744	—

Total	$3,369	$514	$8,559	$12,442	$138,906	$151,348	$2,008

	December 31, 2010
			Greater				Recorded
			Than				Investment
	30-59 Days	60-89 Days	90 Days	Total		Total	90 Days or more
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
	(Dollars in thousands)
Construction and land:
Commercial real estate	$—	$—	$1,265	$1,265	$—	$1,265	$—
Land	—	265	1,922	2,187	11,336	13,523	—

One-to four-residential:
First liens	1,924	—	2,763	4,687	32,614	37,301	—
Junior liens	97	162	25	284	5,131	5,415	—

Commercial real estate:
Owner occupied	—	—	—	—	29,511	29,511	—
Non-owner occupied	635	—	896	1,531	31,812	33,343	896

Commercial and industrial:
Secured	1,095	360	3,164	4,619	12,449	17,068	—
Unsecured	401	300	—	701	4,448	5,149	—

Consumer	—	100	13	113	376	489	—

SBA:
SBA, unguaranteed portion held for investment	228	43	459	730	4,621	5,351	11

SBA, guaranteed portion	51	—	1,608	1,659	4,205	5,864

Other	—	—	—	—	590	590	—

Total	$4,431	$1,230	$12,115	$17,776	$137,093	$154,869	$907

Loans past due greater than 90 days totaled $8,559,000 and $12,115,000 at September 30, 2011 and December 31, 2010, respectively; compared to total nonaccrual loans of $6,551,000 and $11,473,000 at September 30, 2011 and December 31, 2010, respectively.  The difference at September 30, 2011 of $2,008,000 was due to three loans which were well secured and in the process of collection and were not classified as nonaccrual.  The difference at December 31, 2010 of $642,000 was due to two loans totaling $907,000 which were well secured and in the process of collection and were not classified as nonaccrual, and a $265,000 loan which was past due less than 90 days but was classified as nonaccrual.

Loans by portfolio segment, and the related allowance for loan loss for each segment, are presented below as of September 30, 2011 and December 31, 2010. Loans and the allowance for loan losses are further segregated by impairment methodology.

	September 30, 2011
	Loan Balances			Allowance for Loan & Lease Losses:
	Individually evaluated for impairment	Collectively evaluated for impairment	Balance	Individually evaluated for impairment	Collectively evaluated for impairment	Balance

Construction and Land	$1,504	$10,007	$11,511	$—	$200	$200

One to Four Residential:

First lien	2,687	36,458	39,145	134	368	502

Junior lien	—	6,835	6,835	—	427	427

Commercial real estate	1,778	61,170	62,948	22	887	909

Commercial and Industrial	4,616	13,183	17,799	324	190	514

Consumer	5	4,639	4,644	1	124	125

SBA - unguaranteed portion	135	3,880	4,015	65	262	327

SBA - guaranteed portion	1,422	2,284	3,706	—	—	—

Other	—	744	744	—	11	11

Unallocated					391	391

Total	$12,147	$139,200	$151,347	$546	$2,860	$3,406

	December 31, 2010
	Loan Balance			Allowance for Loan Losses:
	Individually evaluated for impairment	Collectively evaluated for impairment	Balance	Individually evaluated for impairment	Collectively evaluated for impairment	Balance
	(Dollars in thousands)
Construction and Land	$3,453	$11,335	$14,788	$93	$278	$371

One-to Four-Residential:

First lien	2,763	34,538	37,301	43	439	482

Junior lien	25	5,390	5,415	1	418	419

Commercial real estate	—	62,854	62,854	—	985	985

Commercial and Industrial	3,164	19,053	22,217	33	277	310

Consumer	13	476	489	3	3	6

SBA - unguaranteed portion	447	4,904	5,351	120	349	469

SBA - guaranteed portion	1,608	4,256	5,864	—	—	—

Other	—	590	590	—	8	8

Unallocated					109	109

Total	$11,473	$143,396	$154,869	$293	$2,866	$3,159

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

One-to Four-Family First Lien.  This portfolio segment consists of the origination of first mortgage loans secured by one-to-four family owner occupied residential properties located in the Bank’s market area.

One-to Four-Family Junior Lien.  This portfolio segment consists of loans secured by junior liens on one-to-four family properties.  Such lending involves additional risks, since the lien position is junior to higher priority liens.

Commercial Real Estate Loans.  This portfolio segment includes loans secured by commercial real estate, including multi-family dwellings. Loans secured by commercial real estate generally have larger loan balances and more credit risk than one-to-four family mortgage loans. The increased risk is the result of several factors, including the concentration of principal in a limited number of loans and borrowers, the impact of local and general economic conditions on the borrower’s ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans.

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

Small Business Administration (“SBA”) Guaranteed Loans. This portfolio segment includes loans to small businesses which qualify for the SBA’s loan guarantee program.  Borrowers must meet certain SBA guidelines in order to qualify for the program.  SBA loans generally have a higher risk factor than traditional commercial and industrial loans.

Loans evaluated individually for impairment have been classified as substandard or doubtful at September 30, 2011 and December 31, 2010, respectively.  Loans evaluated collectively for impairment consist of all loans in the portfolio which are not impaired.

The following table summarizes the activity in the allowance for loan loss by loan class for the three and nine months ended September 30, 2011.

	Balance as of June 30, 2011	Charge Offs	Recoveries	Provision	Balance as of September 30, 2011

Construction and Land	$300	$357	$—	$257	$200

One to Four Residential:

First lien	567	83	—	18	502

Junior lien	444	124	—	107	427

Commercial real estate	940	282	—	251	909

Commercial and Industrial	515	34	—	33	514

Consumer	104	—	—	21	125

SBA - unguaranteed portion	387	147	—	87	327

SBA - guaranteed portion	—	—	—	—	—

Other	10	5	—	6	11

Unallocated	121	—	—	270	391

Total	$3,388	$1,032	$—	$1,050	$3,406

	Balance as of December 31, 2010	Charge Offs	Recoveries	Provision	Balance as of September 30, 2011

Construction and Land	$371	$1,002	$—	$831	$200

One to Four Residential:

First lien	482	83	—	103	502

Junior lien	419	286	—	294	427

Commercial real estate	985	321	—	245	909

Commercial and Industrial	310	103	1	306	514

Consumer	6	113	—	232	125

SBA - unguaranteed portion	469	342	1	199	327

SBA - guaranteed portion	—	—	—	—	—

Other	8	5	—	8	11

Unallocated	109	—	—	282	391

Total	$3,159	$2,255	$2	$2,500	$3,406

The following table summarizes loans on nonaccrual status by loan class at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Construction and land:
Commercial real estate	$—	$1,265
Land	1,504	2,188

One to four residential:
First lien	—	2,763
Junior lien	—	25

Commercial real estate:
Non-owner occupied	851	—

Commercial and industrial:
Secured	2,648	3,164

Consumer	—	13

SBA:
SBA, unguaranteed portion held for investment	126	447

SBA guaranteed protion	1,422	1,608

Other	—	—

Total	$6,551	$11,473

The following tables summarize the Bank’s investment in loans for which impairment has been recognized as of and for the three and nine months ended September 30, 2011 and as of and for the three and twelve months ended December 31, 2010.  Impaired loans consist of the loans on non-accrual status.

				Nine Months Ended		Three Months Ended
	September 30, 2011			September 30, 2011		September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and land:
Commercial real estate	$—	$644	$—	$849	$—	$—	$—
One to four residential:
First Liens	—	—	—	1,203	4	1,178	—
Junior Liens	—	—	—	—	—	—	—
Commercial and industrial:
Secured	2,000	2,034	—	2,688	—	2,319	—
Consumer	—	—	—	—	—	—	—
SBA:
SBA, unguaranteed portion held for investment	—	—	—	—	—	—	—
SBA. guaranteed portion	1,422	1,422	—	1,439	—	1,436	—

With an allowance recorded:
Construction and land:
Land	1,504	1,861	14	1,854	—	1,795	—
Commercial real estate	—	—	—	—	—	—	—
Commercial real estate
Owner occupied	1,513	1,513	15	1,515	38	1,513	—
Non-owner occupied	1,346	1,384	20	1,339	—	1,301	—
One to four residential:
First Liens	—	83	—	595	—	810	—
Junior Liens	—	—	—	—	—	—	—
Commercial and industrial:
Secured	648	1,027	—	1,003	—	957	—
Consumer
SBA:
SBA, unguaranteed portion held for investment	126	494	63	287	—	227	—

Total:
Construction and land	$1,504	$2,505	$14	$2,703	$—	$1,795	$—
Commercial Real Estate	2,859	2,897	35	2,854	38	2,814	—
One to four residential First Lien	—	83	—	1,798	4	1,988	—
One to four residential Junior Lien	—	—	—	—	—	—	—
Commercial and industrial	2,648	3,061	—	3,691	—	3,276	—
Consumer	—	—	—	—	—	—	—
SBA Unguaranteed portion	126	494	63	287	—	227	—
SBA Guaranteed portion	1,422	1,422	—	1,439	—	1,436	—
	$8,559	$10,462	$112	$12,772	$42	$11,536	$—

				Twelve Months Ended		Three Months Ended
	December 31, 2010			December 31, 2010		December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and land:
One to four family residential	$—	$—	$—	$118	$—	$—	$—
Land	1,660	1,660	—	709	20	1,028	—
One to four residential:
First liens	1,953	1,953	—	1,466	47	1,186	—
Junior liens	—	—	—	35	—	—	—
Commercial and industrial:
Secured	3,000	3,000	—	115	95	363	—
SBA:
SBA, unguaranteed portion held for investment	57	57	—	8	15	7	—

SBA. guaranteed portion	1,608	1,608	—	1,806	—	30	—

With an allowance recorded:
Construction and land:
Commercial real estate	1,265	1,265	63	3	31	14	—
Land	528	528	30	528	—	527	—
One to four residential
First lien	810	810	43	24	28	98	—
Junior lien	25	25	1	3	—	13	—
Commercial and industrial:
Secured	164	164	33	21	15	85	—
Consumer	13	13	3	4	1	13	—
SBA:
SBA, unguaranteed portion held for investment	390	416	120	779	11	—	—

Total:
Construction and land	$3,453	$3,453	$93	$1,358	$51	$1,569	$—
One to four residential	2,763	2,763	43	1,490	75	1,284	—
Residential income	25	25	1	38	—	13	—
Commercial and industrial	3,164	3,164	33	136	110	448	—
Consumer	13	13	3	4	1	13	—
SBA Unguaranteed portion	447	473	120	787	26	7	—
SBA Guaranteed portion	1,608	1,608	—	1,806	—	30	—
Other	—	—	—	—	—	—	—
	$11,473	$11,499	$293	$5,619	$263	$3,364	$—

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

(NOTE 8) FORECLOSED ASSETS

As of September 30, 2011 and December 31, 2010, foreclosed assets totaled $27,970,000 and $28,825,000, respectively, net of valuation allowance. Based on property values, a valuation allowance of $2,341,000 and $3,106,000 was deemed necessary at September 30, 2011 and December 31, 2010, respectively.

During the nine months ended September 30, 2011, two properties were purchased for $1,817,000 in a negotiated settlement of a lawsuit.  During the nine months ended September 30, 2010, four properties were acquired for $6,942,000 in a negotiated settlement of a lawsuit.

During the nine months ended September 30, 2011, three properties sold for a total of $3,335,000, resulting in a loss on sale of $172,000.  During the nine months ended September 30, 2010, four properties were sold for $3,419,000, with a loss on sale of $136,000.

Operating expenses for foreclosed assets totaled $407,000 and $1,997,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

Fair Value Measured on a Recurring Basis

The following tables present the balance of assets whose fair values are measured on a recurring basis by level within the valuation hierarchy:

	September 30, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Trading securities	$26	$—	$26	$—
Mortgage Backed Securities	554	—	554	—
State/Local Agency Securities	46,154	—	46,153	—

Total securities available for sale	$46,734	$—	$46,733	$—

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Trading securities	$30	$—	$30	$—
Mortgage Backed Securities	653	—	653	—
State/Local Agency Securities	41,571	—	41,571	—
Government Agency Securities	2,002	—	2,002	—

Total securities available for sale	$44,256	$—	$44,256	$—

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

Fair Value Measured on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following tables present such assets carried on the balance sheet by caption and by level within the valuation hierarchy:

					Total Loasses Six
					Months Ended
	At September 30, 2011				September 30,
	Total	(Level 1)	(Level 2)	(Level 3)	2011
	(Dollars in Thousands)
Impaired lonas	$8,559	$—	$201	$8,357	$624
Loans held for sale	2,659	—	2,659	—	—
Foreclosed assets	27,970	—	12,652	15,318	—
	$39,188	$—	$15,512	$23,675	$624

					Total Losses
					Year Ended
	At December 31, 2010				December 31,
	Total	(Level 1)	(Level 2)	(Level 3)	2010
	(Dollars in Thousands)

Impaired loans	$11,473	$—	$5,427	$6,046	$73
Loans held for sale	3,937	—	3,937	—	—
Foreclosed assets	28,825	—	12,215	16,610	—
	$44,235	$—	$21,579	$22,656	$73

There was $9,484,000 of assets transferred from Level 2 to Level 3, due to appraisals which were not considered current, during the nine months ended September 30, 2011. There was $7,364,000 of assets transferred from Level 3 to Level 2, due to new appraisals which were considered current, during the nine months ended September 30, 2011.

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

Loans Held for Sale

Loans held for sale are required to be measured at the lower of cost or fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions, which are level 2 inputs. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At September 30, 2011 and December 31, 2010, the fair value of loans held for sale was greater than cost; therefore, the entire balance of loans held for sale was recorded at cost.

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

Current authoritative guidance requires interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Corporation’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Corporation’s financial instruments as of September 30, 2011 is shown below:

	September 30, 2011
	Carrying Amount	Fair Value

Financial Assets
Cash and cash equivalents	$30,461	$30,461
Investment Securities, available for sale	46,708	46,708
Other Investments	3,348	3,348
Trading Account	26	26
Loans, held for sale	2,659	2,659
Loans, net	145,166	145,856
Other Real Estate Owned	27,970	27,970
Accrued interest receivable	942	942

Financial Liabilities
Deposits	220,882	221,614
Long-term debt	26,248	28,511
Short-term debt	7,700	7,700
Accrued Interest Payable	1,255	1,255

	December 31, 2010
	Carrying	Fair
	Amount	Value
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$16,400	$16,400
Trading assets	30	30
Investment securities, available for sale	44,226	44,226
Other investments	3,712	3,712
Loans, held for sale	3,937	3,937
Loans, net	147,612	148,669
Accrued interest receivable	1,278	1,278

Financial Liabilities:
Deposits	207,998	210,512
Long-term debt	33,537	30,430
Short-term debt	2,700	2,700
Accrued interest payable	1,533	1,533

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

At September 30, 2011 and December 31, 2010, such commitments to extend credit were $8,476,000 and $7,341,000, respectively, of undisbursed lines of credit, undisbursed loans in process, and commitment letters.

The Bank has one letter of credit issued by Federal Home Loan Bank of San Francisco in the amount of $700,000, expiring November 17, 2011. MasterCard International Inc. is the beneficiary.

(NOTE 11) REGULATORY MATTERS

The Bank entered into a Consent Order with the FDIC and CDFI effective September 1, 2010 that, among other things, requires the Bank to maintain a minimum leverage capital ratio of 9.0% and a minimum total risk-based capital ratio of 12.0%. At September 30, 2011, the Bank’s leverage capital ratio was 7.23% which represents a capital shortfall of $4,941,000 in relation to the consent order. Its total risk-based capital ratio was 12.23%. The Bank has executed an agreement with a financial advisory firm to assist in determining the appropriate actions to be taken to insure the required capital levels are met and maintained.  Appropriate actions or a combination of actions may include soliciting additional capital through a securities offering, reducing the Bank’s assets through sales of branch offices, loans or other real estate owned, merger with another financial institution or sale of the Bank.   No assurance can be given regarding the results of any capital-raising efforts.  Failure to meet minimum capital requirements can result in certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and Bank’s results of operations and financial condition.

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

OVERVIEW OF THE RESULTS OF OPERATION AND FINANCIAL CONDITION

Results of Operations Summary

Third quarter 2011 compared to third quarter 2010

The net loss for the quarter ended September 30, 2011 was $714,000 compared with a net loss of $1,015,000 for the quarter ended September 30, 2010. Basic loss per share for the third quarter of 2011 was $0.40, compared to $0.57 for the third quarter of 2010. The Corporation’s annualized return on average equity was (26.38%) and annualized return on average assets was (1.04%) for the quarter ended September 30, 2011, compared to an annualized return on average equity of (24.97%) and an annualized return on assets of (1.39%) for same quarter in 2010. The primary reasons for the change in net loss during the third quarter of 2011 are as follows:

•                        The provision for loan losses during the third quarter of 2011 was $1,050,000 compared to no provision during the third quarter of 2010.

•        Total non-interest income was $807,000 during the third quarter of 2011 compared to $2,226,000 during the third quarter of 2010.  The decrease of $1,419,000 or 63.75% was due primarily to decreases of $1,139,000 in other income and $363,000 in gain on sales of investment securities, partially offset by an increase of $104,000 in income from sales and servicing SBA loans.

•        Total non-interest expense was $2,033,000 during the third quarter of 2011 compared to $5,784,000 during the third quarter of 2010.  The decrease of $3,751,000 or 64.85% in non-interest expense over the prior period was due primarily to decreases of $1,100,000 in expenses for foreclosed assets expense, $690,000 in other general and administrative expense, $158,000 in litigation settlement and $128,000 in salary and employee benefits, partially offset by an increase of $112,000 in professional fees.  Further, during the 2010 period, an expense in the amount of $1,800,000 was recorded in connection with a settlement payment to the FDIC relating to the Corporations’ card programs and an expense in the amount of $158,000 was recorded relating to the settlement of certain litigation. No similar expenses were recorded during the 2011 period.

•        An income tax provision of $239,000 was recorded for the third quarter of 2011 compared to a $1,031,000 income tax benefit for the third quarter of 2010.

Nine months ended September 30, 2011 compared to the same period in 2010

The net loss for the nine months ended September 30, 2011 was $5,427,000 compared with a net loss of $1,352,000 for the nine months ended September 30, 2010.  Basic loss per share for the nine month period ended September 30, 2011 was $3.04, compared to a net loss of $0.76 for the same period in 2010. The Corporation’s annualized return on average equity was (57.85%) and annualized return on average assets was (2.66%) for the nine month period ended September 30, 2011, compared to an annualized return on average equity of (11.09%) and an annualized return on assets of (0.63%) for same period in 2010. The primary reasons for the change in net loss during the nine months ended September 30, 2011 are as follows:

•        The provision for loan losses during the nine month period ended September 30, 2011 was $2,500,000 compared to no provision during the same period in 2010.

•        Total non-interest income was $3,278,000 during the nine month period ended September 30, 2011 compared to $5,277,000 during the same period in 2010.  The decrease of $1,999,000, or 37.88%, was due primarily to decreases of $1,541,000 in other income, $680,000 in gain on sales of investment securities and $93,000 in service charges on deposit accounts, partially offset by an increase of $315,000 in income from sales and servicing SBA loans.

•        Total non-interest expense was $10,403,000 during the nine month period ended September 30, 2011 compared to $13,244,000 during the same period in 2010.  The decrease of $2,841,000, or 21.45%, in non-interest expense over the prior period was due primarily to decreases of $1,590,000 in foreclosed asset expenses, $870,000 in other general and administrative expense and $243,000 in salaries and employee benefits, partially offset by increases of $1,336,000 in litigation settlement expenses and $344,000 in professional fees.  Further, during the 2010 period, an expense in the amount of $1,800,000 was recorded in connection with a settlement payment to the FDIC relating to the Corporations’ card programs. No similar expense was recorded during the 2011 period.

•        An income tax provision of $1,027,000 was recorded during the nine month period ended September 30, 2011 compared to a $1,452,000 income tax benefit for the same period in 2010.

The following table sets forth certain selected financial data and ratios of the Corporation for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30			Nine Months Ended September 30
(in thousands except share data)	2011		2010	2011	2010
Selected Financial Data
Summary of Operating Results:

Total interest income	$2,839		$2,998	$8,428	$9,632
Total interest expense	1,038		1,486	3,203	4,469
Net interest income	1,801		1,512	5,225	5,163

Provision for loan losses	1,050		—	2,500	—
Net interest income after provision for loan losses	751		1,512	2,725	5,163

Total non-interest income	807		2,226	3,278	5,277
Total non-interest expenses	2,033		5,784	10,403	13,244

Loss before provision (benefit)	(475)		(2,046)	(4,400)	(2,804)
Income tax provision (benefit)	239		(1,031)	1,027	(1,452)

Net loss	$(714)		$(1,015)	$(5,427)	$(1,352)

Per Common Share Data:

Net loss - Basic (1)	$(0.40)		$(0.57)	$(3.04)	$(0.76)
Net loss - Diluted (2)	(0.40)		(0.57)	(3.04)	(0.76)
Book value, end of period	6.20		8.60	6.20	8.60
Shares outstanding at end of period (3)	1,785,891		1,785,891	1,785,891	1,785,891

Balance Sheet Data:

Total loans, net of unearned income and allowance for loan and lease losses (4)	$151,347		$157,363	$151,347	$157,363
Total assets	270,066		287,645	270,066	287,645
Total deposits	220,882		218,815	220,882	218,815
Stockholders’ equity	11,078		15,360	11,078	15,360

Selected Financial Ratios:
Return on average assets (5)	1.04	%(6)	(1.39)%	(2.66)%	(0.63)%
Return on average stockholders’ equity (5)	(26.38	)%(6)	(24.97)%	(57.85)%	(11.09)%
Dividend payout ratio	0.00%		0.00%	0.00%	0.00%
Net interest spread	3.53%		2.63%	3.46%	3.05%
Net yield on interest earning assets (5)	3.57%		2.80%	3.52%	3.22%
Avg shareholders’ equity to average assets (5)	3.94%		5.57%	4.61%	5.68%
Risked-Based capital ratios
Tier 1	6.31%		9.44%	6.31%	9.44%
Total	10.42%		12.92%	10.42%	12.92%
Total loans to total deposits at end of period (4)	68.52%		72.65%	68.52%	72.65%
Allowance for loan losses to total loans at end of period (4)	2.25%		2.05%	2.25%	2.05%
Nonperforming loans to total loans at end of period (4)	5.65%		4.50%	5.65%	4.50%
Net charge-offs to average loans (4)	1.44	%(6)	0.17%	1.44%	0.17%

(1)   Basic loss per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year.  The weighted average number of common shares used for this computation was 1,785,891 for the three months ended September 30, 2011 and 2010.  The weighted average number of common shares used for this computation was 1,785,891 and 1,785,179 for the nine months ended September 30, 2011 and 2010, respectively.

(2)   Diluted loss per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,785,891 for the three months ended September 30, 2011 and 2010, respectively.  The weighted average number of shares used for this computation was 1,785,891 and 1,785,179 for the nine months ended September 30, 2011 and 2010, respectively.

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

Net interest income for the nine month period ended September 30, 2011 was $2,725,000 compared to $5,163,000 for the same period in 2010, which was a decrease of $2,438,000, or 47.22%.   The primary reasons for the decrease in net interest income were:

•      A decrease of $849,000 in interest on loans due to a decrease of 2.21% in average loans outstanding and a 58 basis points decrease in yield.

•      A decrease of $347,000 in interest on investment securities due to 17.59% decrease in average investment securities while the yield increased 33 basis points.

•      Decreases in interest expense of $490,000 on savings and time deposit accounts resulting from an increases of 2.03% in average balances and a decrease of 66 basis points in the average rate paid, $418,000 on time deposits of $100,000 or more resulting from decreases of 11.60% in average balances and 62 basis points in the average rate paid and $359,000 on notes payable and other borrowings due to decreases 14.88% in average balance and 46 basis points in average rate paid.

DISTRIBUTION, RATE AND YIELD ANALYSIS OF NET INTEREST INCOME:

The following tables show the consolidated average balances of interest-earning assets and interest-bearing liabilities; the amount of interest income and interest expense; the average yield or rate for each category of average interest-earning assets and average interest-bearing liabilities; and the net interest income and the net interest spread for the periods indicated.  Yields are computed on a tax-equivalent basis resulting in adjustments to interest earned on municipal bonds of $263,000 and $255,000 for the three months ended and $785,000 and $844,000 for the nine months ended September 30, 2011 and 2010, respectively.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

	Three Months Ended September 30			Three Months Ended September 30
	2011			2010
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans	$155,528	$2,224	5.72%	$159,029	$2,347	5.90%
Time deposits - in other banks	24,642	15	0.24%	39,966	21	0.21%
Investment securities - taxable	3,973	10	1.01%	7,061	56	3.17%
Investment securities - nontaxable	47,054	853	7.25%	46,267	829	7.17%
Total interest-earning assets	231,197	3,102	5.37%	252,323	3,253	5.16%

Allowance for loan and lease losses	(3,022)			(3,253)
Non-interest bearing assets:
Cash and due from banks	4,102			4,957
Bank premises and equipment	4,489			4,945
Accrued interest receivable	1,247			1,334
Other assets	36,489			31,477
Total average assets	$274,502			$291,783

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand	$16,731	$5	0.12%	$15,818	$4	0.10%
Money market savings	1,762	1	0.23%	1,835	1	0.22%
Savings deposits	12,370	12	0.39%	7,701	10	0.52%
Time deposits >$100M	55,075	255	1.85%	71,156	430	2.42%
Time deposits <$100M	105,103	410	1.56%	93,364	515	2.21%
Other Borrowings	35,470	355	4.00%	45,098	526	4.67%
Total interest-bearing liabilities	226,511	1,038	1.83%	234,972	1,486	2.53%

Non-interest bearing liabilities:
Noninterest-bearing checking	32,339			34,466
Accrued interest payable	1,389			1,568
Other liabilities	3,438			4,515
Total Liabilities	263,677			40,549
Total shareholders’ equity	10,825			16,262
Total average liabilities and shareholders’ equity	$274,502			$291,783

Net interest income		$2,064			$1,767
Interest income as a percentage of average earning assets			5.37%			5.16%
Interest expense as a percentage of average earning assets			1.80%			2.36%
Net yield on interest earning assets			3.57%			2.80%
Net interest spread			3.54%			2.63%

	Nine Months Ended September 30			Nine Months Ended September 30
	2011			2010
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans	$156,843	$6,563	5.58%	$160,395	$7,412	6.16%
Time deposits - in other banks	19,783	33	0.22%	26,185	41	0.21%
Investment securities - taxable	5,474	82	2.00%	11,043	300	3.62%
Investment securities - nontaxable	45,485	2,535	7.43%	50,791	2,723	7.15%
Total interest-earning assets	227,585	9,213	5.40%	248,414	10,476	5.62%

Allowance for credit losses	(3,144)			(3,385)
Non-interest bearing assets:
Cash and due from banks	4,329			4,963
Premises and equipment	4,576			4,967
Accrued interest receivable	1,221			1,392
Other assets	37,862			29,957
Total average assets	$272,429			$286,308

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand	$16,585	$13	0.10%	$15,443	$12	0.10%
Money market savings	1,807	3	0.22%	1,862	3	0.21%
Savings deposits	11,430	40	0.47%	7,356	28	0.51%
Time deposits >$100M	58,448	825	1.88%	66,114	1,243	2.51%
Time deposits <$100M	94,006	1,143	1.62%	95,979	1,645	2.29%
Other Borrowing	37,999	1,179	4.14%	44,640	1,538	4.59%
Total interest-bearing liabilities	220,275	3,203	1.94%	231,394	4,469	2.58%

Non-interest bearing liabilities:
Noninterest-bearing checking	34,096			33,749
Accrued interest payable	1,442			1,393
Other liabilities	4,108			3,510
Total Liabilities	259,921			270,046
Total shareholders equity	12,508			16,262
Total average liabilities and shareholders equity	$272,429			$286,308

Net interest income		$6,010			$6,007
Interest income as a percentage of average earning assets			5.40%			5.62%
Interest expense as a percentage of average earning assets			1.88%			2.40%
Net yield on interest earning assets			3.52%			3.22%
Net interest spread			3.46%			3.04%

Rate and Volume Analysis:

The following tables show the increase or decrease in interest income, interest expense and net interest income resulting from changes in rates and volumes for the three months and nine months ended September 30, 2011 compared with the same periods in 2010.  Yields are computed on a tax-equivalent basis resulting in adjustments to interest earned on municipal bonds of $273,000 and $289,000 for the three months ended and $521,000 and $587,000 for the nine months ended September 30, 2011 and 2010, respectively.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

	Increase (decrease) in the three months ended
	September 30, 2011 compared with September 30, 2010
	(Dollars in thousands)
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$(52)	$(71)	$(123)
Time deposits - in other banks	(8)	2	(6)
Investment securities - taxable	(24)	(22)	(46)
Investment securities - nontaxable	14	10	24
	(70)	(81)	(151)

Increase (decrease) in interest expense:
Interest-bearing demand	—	1	1
Money market savings	—	—	—
Savings deposits	6	(4)	2
Time deposits >$100M	(97)	(78)	(175)
Time deposits <$100M	65	(170)	(105)
Other Borrowing	(112)	(59)	(171)
	(138)	(310)	(448)
Increase in net interest income:	$68	$229	$297

	Increase (decrease) in the nine months ended
	September 30, 2011 compared with September 30, 2010
	(Dollars in thousands)
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$(163)	$(686)	$(849)
Time deposits - in other banks	(10)	2	(8)
Investment securities - taxable	(151)	(67)	(218)
Investment securities - nontaxable	(285)	97	(188)
	(609)	(654)	(1,263)

Increase (decrease) in interest expense:
Interest-bearing demand	1	—	1
Money market savings	—	—	—
Savings deposits	16	(4)	12
Time deposits >$100M	(144)	(274)	(418)
Time deposits <$100M	(34)	(468)	(502)
Other Borrowing	(228)	(131)	(359)
	(389)	(877)	(1,266)
Increse (decrease) in net interest income:	$(220)	$223	$3

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

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is adequate to provide for all estimated credit losses in light of all known relevant factors. At September 30, 2011 and 2010 the Bank’s allowance stood at 2.25% and 2.05% of total loans, respectively.

A provision of $2,500,000 was made to the ALLL during the nine months ended September 30, 2011 compared to no provision for the same period in 2010.  Loans charged off during the nine months ended September 30, 2011 totaled $2,255,000 compared to $278,000 for the same period in 2010.  Recoveries were $2,000 during the nine months ended September 30, 2011 and 2010.

The Bank’s net non-performing (delinquent 90 days or more and on non-accrual) loans as a percentage of total loans were 5.66% and 4.50% as of the end of September 30, 2011 and 2010, respectively.

Non-Interest Income

Total non-interest income for the three months ended September 30, 2011 was $807,000 compared with $2,226,000 for the same period in 2010.  The decrease of $1,419,000, or 63.75%, over the prior period, was due primarily to decreases of $936,000 in merchant discount fees, $363,000 in gain on sales of investment securities and $226,000 in credit card and debit card program fees, partially offset by increases of $104,000 in income from sales and servicing of SBA loans.

Total non-interest income for the nine months ended September 30, 2011 was $3,278,000 compared with $5,277,000 for the same period in 2010.  The decrease of $1,999,000, or 37.88%, over the prior period was due primarily to decreases of $1,415,000 in merchant discount fees, $680,000 in gain on sales of investment securities, $226,000 in credit card and debit card program fees and $93,000 in service charges on deposit accounts, partially offset by an increase of $315,000 in income from sales and servicing of SBA loans.

The decrease in merchant discount fees for the three and nine month periods ended September 30, 2011 is attributable to the Bank’s sale of the local merchant segment of the merchant processing portfolio during the fourth quarter of 2010.

Non-Interest Expense

Salary and benefits expense for the three months ended September 30, 2011 was $754,000 compared with $882,000 for the same period in 2010.  Salary and benefits expense for the nine months ended September 30, 2011 was $2,435,000 compared with $2,678,000 for the same period in 2010.  The decreases of 14.51% and 9.07% for the three and nine month periods, respectively, are the result of vacancies in the Chief Lending Officer and loan officer positions and a reduction of three clerical positions in the Operations Department, partially offset by an increase of two clerical positions in the SBA Loan Department.  The Bank has utilized consultants to cover the vacancies in the lending positions and has included this cost in professional fees.

Total occupancy and equipment expense for the three months ended September 30, 2011 was $264,000 compared to $259,000 for the same period in 2010.  Total occupancy and equipment expense for the nine months ended September 30, 2011 was $772,000 compared to $777,000 for the same period in 2010.

Professional fees for the three months ended September 30, 2011 were $515,000 compared to $403,000 for the same period in 2010.  The $112,000 or 27.79% increase was primarily due to an increase of $240,000 in consultancy and advisory fees, including for consultants to cover the vacancies in the lending positions discussed above, partially offset by decreases of $64,000 in collection expense, $47,000 in audit/accounting expense and $18,000 in legal fees.

Professional fees for the nine months ended September 30, 2011 were $1,583,000 compared to $1,239,000 for the same period in 2010.  The $344,000 or 27.76% increase was primarily due to increases of $563,000 in consultancy and advisory fees, $73,000 in legal fees, partially offset by decreases of $265,000 in loan collection expense and $27,000 in accounting/audit expense.

Data processing expense for the three months ended September 30, 2011 was $64,000 compared to $56,000 for the same period in 2010.  Data processing expense for the nine months ended September 30, 2011 was $179,000 compared to $192,000 for the same period in 2010. The decrease $13,000, or 6.77%, for the nine months ended September 30, 2001 was primarily due to reduced volumes of accounts and transactions processed.

Litigation settlement expense for the three months ended September 30, 2011 was $0 compared to $158,000 for the same period in 2010.

Litigation settlement expense for the nine months ended September 30, 2011 was $2,374,000 compared to $1,038,000 for the same period in 2010.  The expense recorded in the nine months ended September 30, 2011 resulted from the settlement of a litigation involving two loan participations purchased by First Foundation Bank.

Other general and administrative expenses for the three months ended September 30, 2011 totaled $620,000 compared with $1,310,000 for the same period in 2010, a decrease of $690,000, or 52.67%.  Significant changes occurred in the following categories; decreases occurred in merchant expense of $757,000 and director fees of $14,000, while increases occurred in FDIC & State assessments of $70,000, information technology expense of $20,000, insurance expense of $15,000, miscellaneous expense of $14,000 and bank fee expense of $13,000.

Other general and administrative expenses for the nine months ended September 30, 2011 totaled $2,653,000 compared with $3,523,000 for the same period in 2010, a decrease of $870,000, or 24.72%.  Significant changes occurred in the following categories; decreases occurred in merchant expense of $1,165,000, other losses of $77,000, telephone expense of $27,000, MCB Business credit card expense of $27,000 and loan expense of $19,000, while increases occurred in FDIC & State assessments of $211,000, information technology expense of $96,000, director fees of $53,000, insurance expense of $48,000, bank fees of $24,000 and miscellaneous expense of $22,000.

The decrease in merchant expense for the three and nine month periods ended September 30, 2011 is attributable to the Bank’s sale of the local merchant segment of the merchant processing portfolio during the fourth quarter of 2010.

OREO expenses and provision for losses on foreclosed assets for the three months ended September 30, 2011 was a credit of $184,000 compared an expense of $916,000 during the same period in 2010.  The decrease of $1,100,000 was due to reduced provision for valuation allowances on foreclosed assets of $1,150,000, partially offset by an increase of $50,000 in foreclosed asset expense.

OREO expenses and provision for losses on foreclosed assets for the nine months ended September 30, 2011 totaled $407,000 compared to $1,997,000 during the same period in 2010, a decrease of $1,590,000.  The decrease was due primarily to reduced provisions for valuation allowances on foreclosed assets of $1,364,000 and decreased foreclosed assets expenses of $64,000.

Provision for Income Taxes

The tax provision was $1,027,000 for the nine months ended September 30, 2011 compared to a tax benefit of $1,452,000 for the same period in 2010, representing (23.34%) and 50.39% of pre-tax losses for those periods.

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

Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  The Bank maintains a valuation allowance with respect to deferred tax assets due to the uncertainty surrounding the realization of certain net deferred tax assets.  At September 30, 2011 the deferred tax asset net of the valuation allowance was $1,434,000, of which $974,000 was included in Tier 1 Capital for regulatory capital purposes.

LOANS

Average loans represented 68.92% of average earning assets and 57.57% of average total assets for the nine months ended September 30, 2011 compared with 64.57% and 56.02%, respectively, during 2010. For the nine months ended September 30, 2011, average loans decreased 2.21% to $156,843,000 from $160,395,000 for the same period in 2010.  Average commercial loans increased $2,364,000, or 6.36%, average construction loans decreased $1,265,000, or 100.00%, average real estate loans decreased $4,191,000, or 3.49%, and average installment loans decreased $409,000, or 65.20%.

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

The Bank is the recognized leader for Small Business Administration, or SBA, lending in Monterey County and holds SBA’s coveted Preferred Lender Status.  Generally, SBA loans are guaranteed by the SBA for 75 to 85 percent of their principal amount, which can be retained in the loan portfolio or sold to investors.  Such loans are made at floating interest rates, generally with longer terms (up to 25 years) than are available on a conventional loan basis to small businesses.  The unguaranteed portion of the loans, although generally supported by collateral, is considered to be more risky than conventional commercial loans because they may be based upon credit standards the Bank would not otherwise apply, such as lower cash flow coverage or longer repayment terms.

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

	As of September 30,		As of December 31,
	2011	2010	2010
Accruing, past due 90 days or more:

Real Estate	$2,008	$2,777	$896
Commercial	—	—	11
Installment	—	—	—
Other	—	—	—
Total accruing	2,008	2,777	907

Nonaccrual Loans:
Real Estate	2,355	2,322	6,241
Commercial	4,196	2,058	5,219
Consumer	—	—	13
Other	—	—	—
Total nonaccrual	6,551	4,380	11,473

Total nonperforming loans	8,559	7,157	12,380
Other Real Estate Owned	27,970	27,575	28,825
Total nonperforming assets	$36,529	$34,732	$41,205

Total loans end of period	$151,348	$158,961	$154,869

Ratio of nonperforming loans to total loans at end of period	5.66%	4.50%	7.99%
Ratio nonperforming assets to total loans and OREO at end of period	24.14%	21.85%	22.43%

The following table reflects the activity in the allowance for loan losses as of and for the periods indicated.

	As of the period		Year ended
	Ended September 30,		December 31,
	2011	2010	2010
	(Dollars in thousands)
Average loans outstanding	$156,843	$160,395	$160,035

Total loans outstanding at end of the period	$151,347	$158,961	$154,869

Allowance, beginning of period	3,159	3,529	3,529

Loans charged off during period:
Commercial	446	250	372
Consumer	118	—	—
Real Estate	1,691	28	—
Other	—	—	—
Total charge offs	2,255	278	372

Recoveries during period:
Commercial	2	2	2
Consumer	—	—	—
Real Estate	—	—	—
Other	—	—	—
Total recoveries	2	2	2

Net Loans charged off during the period	2,253	276	370

Additions to allowance for possible loan losses	2,500	—	—

Allowance, end of period	$3,406	$3,253	$3,159

Ratio of net loans charged off to average loans outstanding during the period	1.44%	0.17%	0.23%

Ratio of allowance to total loans at end of period	2.25%	2.05%	2.04%

Ratio of nonperforming loans to allowance for loan losses at end of period	251.26%	220.01%	398.87%

The following table provides a breakdown of the allowance for loan losses by categories as of the dates indicated:

	September 30, 2011		December 31, 2010
	(Dollars in thousands)
	Amount	Percent of Loans in Catergory to Total Loans	Amount	Percent of Loans in Catergory to Total Loans
Commercial	$841	16.86%	$779	21.59%
Construction and Land	200	7.61%	371	0.82%
Real Estate	1,838	71.97%	1,886	76.90%
Consumer	125	3.07%	6	0.32%
Other	11	0.49%	8	0.38%
Unallocated	391	N/A	109	N/A
Total	$3,406	100%	$3,159	100%

Deposits

Average interest bearing and non-interest-bearing deposits for the nine months ended September 30, 2011 were $216,372,000 a decrease of 1.87% compared with the same period in 2010.  Average certificates of deposit represented 70.46% of average deposits for the nine months ended September 30, 2011 compared with 73.51% for the same period in 2010.  Average interest-bearing checking, money market and savings accounts as a group were 13.78% of average deposits for the nine months ended September 30, 2011 compared with 11.18% for the same period in 2010.  Average non-interest bearing deposits represented 15.76% of average deposits for the nine months ended September 30, 2011 compared with 15.31% for the same period in 2010.

The following table sets forth the scheduled maturities of the Corporation’s time deposits in denominations of $100,000 or greater at September 30, 2011:

Maturities of Time Deposits of $100,000 or more

(Dollars in thousands)

Three months or less	$12,826
Over three months through six months	8,987
Over six months through twelve months	12,712
Over twelve months	18,809
$53,334

Borrowings

The Corporation has a line of credit with BMO Harris Bank N.A., as successor to M & I Marshall & Ilsley Bank, in the amount of $3,000,000, at a floating interest rate based on the one-month LIBOR rate plus 3.75%, with a floor rate of 6.50% and a maturity date of October 31, 2011. The line of credit is secured by a pledge of 100% of the common stock issued by the Bank. At September 30, 2011, $2,700,000 was outstanding on the line of credit. The Corporation has funded an interest reserve account with BMO Bank sufficient to service the monthly interest payments until its maturity on October 31, 2011.  Management is in discussion with BMO Bank regarding renewal terms..

The loan agreement contains covenants requiring the Bank to maintain certain financial ratios. At September 30, 2011 the Bank did not satisfy the following covenants:

Finanical Covenant	Required	Actual

Return on average assets	>= 0.75%	(2.44)%

Non-performing loans to total loans	<= 3.00%	5.65%

Capital Raios:

Tier 1 Leverage Ratio	>=9.00%	7.23%

Non-Performing Assets to Tangible Capital plus Loan Loss Reserve	< 115.00%	137.90%

BMO Harris Bank N.A. has in the past agreed to the issuance of forbearance agreements for the covenant defaults, most recently as of September 29, 2011 for the quarter ended March 31, 2011. While it is anticipated that BMO Harris Bank N.A. will continue to forebear, no assurances can be given in that regard.

The Bank has lines of credit from the Federal Reserve Bank of San Francisco and the Federal Home Loan Bank (“FHLB”) of San Francisco with remaining available borrowing capacity on September 30, 2011 of $16,729,000 and $7,271,000, respectively.  The Federal Reserve Bank discount window line is secured by a portion of the Bank’s investment securities at September 30, 2011.  At September 30, 2011, the total book value of securities pledged to the Federal Reserve Bank was $9,086,000 with no outstanding loan balance.  The Federal Home Loan Bank line of credit has a maximum borrowing capacity of 15% of the Bank’s total assets, adjusted quarterly.  The Federal Home Loan Bank line of credit is secured by a portion of the Bank’s real estate secured loans and securities at September 30, 2011.  The total principal balance at September 30, 2011 of pledged loans and securities at the Federal Home Loan Bank was $46,513,000 and $554,000, respectively.

The following table provides information on six FHLB advances outstanding at September 30, 2011.

		Funding	Maturity
Amount	Rate	Date	Date
$5,000,000	5.21%	7/30/07	7/30/12
3,000,000	4.85%	10/1/07	10/1/12
4,000,000	0.87%	1/31/11	1/31/13
5,000,000	1.75%	3/15/10	3/15/13
5,000,000	5.01%	9/18/07	9/18/14
1,000,000	7.72%	6/1/00	6/3/30
$23,000,000

The Bank has a letter of credit issued by Federal Home Loan Bank of San Francisco.  The letter of credit in the amount of $700,000, expiring February 17, 2012, has MasterCard International Inc. as the beneficiary.

Capital Resources

The Corporation and the Bank maintain capital to comply with legal requirements, to provide a margin of safety for the Bank’s depositors, and to provide for future growth and the ability to pay dividends.  At September 30, 2011, consolidated shareholders’ equity was $11,078,000 versus $14,307,000 at December 31, 2010.  The Corporation paid no cash dividends to shareholders for the nine months ended September 30, 2011 and for the year ended December 31, 2010.  The Bank paid no cash dividends to the Corporation for the nine months September 30, 2011 and for the year ended December 31, 2010.  The Bank is currently prohibited from paying, and the Corporation has agreed not to accept, cash dividends from the Bank absent prior regulatory authorization to do so.

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Corporation’s and Bank’s results of operations and financial condition.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Bank regulators may also impose higher capital requirements through the imposition of formal and informal regulatory actions.  For example, the Bank is required under the terms of regulatory orders it became subject to in 2010 to maintain a Tier 1 leverage ratio and a Total Risk-Based capital ratio of 9% and 12% respectively, which is higher than the minimum capital required to be “well capitalized.”  At September 30, 2011 the Bank’s leverage ratio was 7.23%, less than the 9% required by the regulatory order, while its Total Risk-Based capital ratio was 12.23%.

In general, the risk-based capital guidelines provide detailed definitions of which obligations will be treated as capital, and assign different weights to various assets and off-balance sheet items, depending upon the perceived degree of credit risk associated with each asset.  Each asset is assigned to one of four risk-weighted categories.  For example, 0 percent for cash and unconditionally guaranteed government securities; 20 percent for deposits with other banks and Fed Funds; 50 percent for state bonds and certain residential real estate loans; and 100 percent for commercial loans and other assets.  Capital is categorized as either Tier 1 capital, consisting of common shareholders equity, qualifying perpetual preferred stock to certain limits, minority interests in equity accounts of consolidated subsidiary and trust preferred securities to certain limits, less goodwill and other intangibles, or Tier 2 capital, which consist of supplementary capital including allowance for possible credit losses to certain limits, certain preferred stock, eligible subordinated debt, and other qualifying instruments.  The guidelines also define and set minimum capital requirements (risk-based capital ratios). All banks are required to maintain Tier 1 capital of at least 4% and total capital of 8% of risk-adjusted assets.  However, as a result of the regulatory orders, the Bank is required to maintain a minimum Total Risk-Based capital ratio of 12.0%.  The Bank had a Tier 1 capital to total risk-adjusted assets capital ratio of 10.86% and 12.55% at September 30, 2011 and 2010, respectively.  The Bank’s Tier 1 capital exceeds the minimum regulatory requirement by $8,642,000.  The Bank had a Total Risk-Based capital to risk-adjusted assets ratio of 12.23% and 13.91% at September 30, 2011 and 2010, respectively.  The Bank’s Total Risk-Based capital exceeds the minimum regulatory requirement by $3,675,000.

The Tier 1 leverage capital ratio guidelines require a minimum leverage capital ratio of 4.0% of Tier 1 capital to total assets less goodwill.  However, as a result of the regulatory orders, the Bank is required to maintain a minimum leverage capital ratio of 9.0%.  The Bank had a leverage capital ratio of 7.23% and 8.48% at September 30, 2011 and 2010, respectively.

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

In October 2008, the Corporation’s Board of Directors and the holders of more than a majority of our issued and outstanding common stock approved, by written consent, an amendment to the Corporation’s articles of incorporation (the “Amendment”).  The Amendment authorized the Corporation to issue up to 10,000,000 shares of preferred stock, which may be issued from time to time in one or more series as determined by the Board.  The Board is authorized to designate all rights, preferences, privileges and restrictions attendant to each series as well as the number of shares authorized for issuance in each series of the preferred stock, which matters shall be expressed in resolutions adopted by the Board and filed with the Secretary of State of the state of California.  Additionally, the Amendment authorized the Corporation to issue an additional 7,500,000 shares of common stock for a total of 10,000,000 shares of common stock authorized for issuance after the Amendment.  The Amendment became effective January 23, 2009. There were no shares of the preferred stock issued as of September 30, 2011.

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

The Board of Directors has undertaken a review of the qualifications and experience of individuals serving in key management positions.  As a result of this review the Board of Directors has initiated a search for a qualified individual to be hired to serve as President of the Bank, relieving the Chief Executive Officer of a portion of his heavy workload.  Additionally, the Board of Directors has initiated a search for a qualified individual to be hired as Chief Lending Officer in replacement of the Bank’s former Chief Lending Officer who resigned on February 28, 2011.

2.                     Develop and adopt a capital plan that complies with the FDIC’s Statement of Policy on Risk-Based Capital contained in Appendix A to Part 325 of the FDIC’s rules and regulations in order to maintain Tier 1 capital in such an amount to ensure that the Bank’s leverage ratio equals or exceeds 9% and the Bank’s total risk-based capital ratio equals or exceeds 12%.

The Bank has developed a capital plan that it believes complies with the FDIC’s Statement of Policy on Risk-Based Capital contained in Appendix A of Part 325 of the FDIC’s rules and regulations to ensure that the Bank’s leverage ratio equals or exceeds 9% and the Bank’s total risk-based capital ratio equals or exceeds 12%.  This capital plan was approved by the Board on October 28, 2010.  The Bank’s total risk-based capital ratio was 12.23% at September 30, 2011, which was in excess of the required 12%.  The Bank’s leverage capital ratio was 7.23% at September 30, 2011, which was below the required 9%.  The Bank is in the process of implementing its capital plan and has executed an agreement with a financial advisory firm to assist in determining the appropriate action to be taken to insure the required capital levels are met and maintained.  Appropriate actions or combinations of actions may include raising additional capital, reducing the Bank’s assets through sales of branch offices, loans or other real estate owned, merger with another financial institution or sale of the Bank.

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

The Bank has not extended any additional credit to or for the benefit of any borrower who has a loan or other extension of credit that either has been charged off or classified (in whole or in part) as “Loss,” since the date of the order.  The Bank also has not extended any additional credit to or for the benefit of any borrower who has a loan or other extension of credit classified (in whole or in part) as “Doubtful” or “Substandard” without the prior approval of the Bank’s Board or loan committee since the date of the order.

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

A revised liquidity and funds management policy which addresses liquidity needs and contingency funding and appropriately reduces reliance on non-core funding sources was approved by the Board on October 28, 2010, and has been implemented. Bank Management believes this policy complies with the FDIC’s Guidance on Liquidity Risk Management, dated August 26, 2008,

10.                     Comply with the FDIC’s rules and regulations relating to brokered deposits and formulate and submit for approval, a written plan to eliminate the Bank’s reliance on brokered deposits.

The Bank believes it is in compliance with the FDIC’s rules and regulations relating to brokered deposits and has formulated and submitted to the FDIC a written plan to eliminate its reliance on brokered deposits.  The plan was approved by the Board on October 28, 2010 and was submitted to the FDIC on October 29, 2010.  The Bank’s total brokered deposits have been reduced to $26 million from $64 million.

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

The Board approved a Strategic Plan and Budget for the period from January 1, 2011 through December 31, 2013 on December 30, 2010 and the plan was submitted to the FDIC Regional Director and the CDFI Commissioner for their review.  The Board approved a revised Strategic Plan and Budget for the period from July 1, 2011 through December 31, 2013 on August 22, 2011.

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

The Bank filed the required progress reports with the FDIC & CDFI on October 30, 2010, January 31, 2011, April 30, 2011, July 29, 2011 and October 27, 2011.

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

The initial progress report was provided to the FDIC on October 29, 2010. The Bank was exempted from filing the progress report due January 30, 2011 since the FDIC performed an onsite visitation during December 2010 to monitor the Bank’s progress in complying with the orders. The Bank provided progress reports to the FDIC on April 30, 2011 and July 28, 2011.  The Bank was exempted from the quarterly report due October 30, 2011 due to a recently completed Compliance Examination.

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

The Corporation has filed the required progress reports with the Federal Reserve Bank of San Francisco on January 30, 2011, April 30, 2011, July 28, 2011and October 26, 2011.

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

For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings.  In addition, the Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $42,276,000, based on 15 percent of the Bank’s total assets as reported in the most recent quarterly Consolidated Reports of Condition and Income for a bank with Domestic Offices Only.  The line of credit is subject to pledging of acceptable collateral. At September 30, 2011, $7,271,000 in excess collateral was pledged.  The Bank has a borrowing line with the Federal Reserve Bank of San Francisco secured a portion of the Bank’s securities, with available borrowing of $8,439,000 at September 30, 2011.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to at least 25 percent of total assets (“total liquidity”). Additionally the Bank maintains secondary sources of liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s total liquidity at September 30, 2011 and 2010 was 28.28% and 29.49%, respectively, while its average loan to average deposit ratio for such years was 72.49% and 72.74%, respectively.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors.  Additionally, deposits on which a financial institution pays an interest rate significantly higher than prevailing rates are considered to be brokered deposits.  Federal law and regulation restricts banks from soliciting or accepting brokered deposits, unless the bank is well capitalized under Federal guidelines.  The Bank had $25,694,000 in brokered deposits at September 30, 2011 compared with $48,623,000 in brokered deposits at September 30, 2010.  The Corporation continues to reduce its reliance on brokered deposits by not opening or renewing any deposits classified as brokered.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the Fed Funds rate.  The model converts a Fed Funds rate change into rate changes for each major class of asset and liability, then simulates the Bank’s net interest margin based on the Bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  The following table shows the effect on net interest income of various rate shocks, expressed in basis points, at September 30, 2011.  The table includes one projection for a decrease in rates, as the Federal Funds target rate is currently between 0% and 0.25%.

Rate Shock Change in Basis Points	Percent Change in Net Interest Income
-25	-3.7%
100	14.6%
200	29.1%
300	43.7%
400	58.3%

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures:   The Corporation’s Management, with the participation of its Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) promulgated under the Exchange Act.  Based upon that evaluation, the Corporation’s Management has concluded that, as of the end of the period covered by this report, the Corporation’s disclosure controls and procedures were effective in ensuring that information relating to the Corporation (including its consolidated subsidiary) required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives.  The likelihood of achieving such objections is affected by limitations inherent in disclosure controls and procedures.  These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process

(b) Changes in Internal Controls:  The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended September 30, 2011 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

Except as discussed below, as of the date hereof, there are no material pending legal proceedings to which we are a party or to which any of our properties are subject, nor are there material pending legal proceedings in which any of our directors, officers or affiliates, or any principal security holders or any associate of any of the foregoing, is a party in an action that is material to us or has an interest adverse to us.

In May 2011 the Bank was sued by Mid America Bank in a Missouri State Court action which contends that the Bank somehow acted wrongfully and/or that it converted Mid America’s money by refusing to turn over funds allegedly owned by Advantage Financial Solutions (“AFS”), and kept in accounts maintained by AFS at the Bank.  In fact, the Bank does not maintain, and has never maintained, accounts for AFS, and the Bank’s management and its counsel consider the Mid America Bank lawsuit to be without merit.

The Company, the Bank and its Chief Executive Officer, among other unrelated parties, were named as defendants in a lawsuit filed July 22, 2010 in the Monterey County Superior Court by South Valley Developers, Inc. and Paseo Vista LLC.  This suit arose out of a $365,000 loan that the Bank made to Paseo Vista LLC to be used in constructing an entrance gate to the Monterra real estate development, known as the 218 Gate.  Under separate agreements that predated the Bank’s loan, Paseo Vista purchased 14 Monterra lots from an entity known as CWN.  Paseo Vista contends that the agreement between CWN and Paseo Vista required CWN to build the 218 Gate, which would provide access to the 14 lots as well as phase 6 of the development.  When CWN did not complete the gate in the manner that Paseo Vista contends was required and subsequently went out of business, the Bank made a loan to Paseo Vista which in turn completed the 218 Gate.  After CWN sold the 14 lots to Paseo Vista, CWN assigned the $2.8 million promissory note due from Paseo Vista to the Bank a security for a $3 million loan that the Bank made to CWN.  By reason of this assignment, the Bank took the $2.8 million promissory note subject to offsets claimed by Paseo Vista.  In addition to the assignment of the $2.8 million promissory note, the Bank also received an assignment of CWN’s right to share in the profits from the sale of homes built on the 14 lots.  Under this profit participation agreement, CWN was to receive the first $200,000 in profit from the sale of each home.  Paseo Vista also contends that it is entitled to offsets against the profit participation agreement for obligations that CWN did not perform.  Even though it has sold 8 homes Paseo Vista has only paid $200,000 to CWN under the profit participation agreement.  Paseo Vista contends that it did not realize a profit from the sale of the other 7 homes.  The Bank, by reason of having an assignment of the profit participation agreement, has filed a cross-complaint against Paseo Vista to recover any earned but unpaid profits that may be due under the profit participation agreement.

The Bank was named as defendant in the following two lawsuits related to a loan secured by a single family residence: (i) Landon v Monterey County Bank; Monterey County Superior Court Case No. 91029 filed on May 16, 2008; and (ii) R. Todd Neilson, Chapter 11 trustee for Cedar Funding v Monterey County Bank; United States Bankruptcy Court, Northern District of California Adversary Case No. 08-05299 filed on October 20, 2008.  These cases arise out of a $1.85 million loan made to Accustom Development secured by a first deed of trust against a single family residence located at 3101 Hermitage Road, Pebble Beach, California.

The Bank’s $1.85 million loan was closed through Chicago Title Company which issued a title insurance policy insuring the Bank’s deed of trust in a first lien position.  Unbeknown to the Bank at the closing, Chicago Title did not obtain reconveyances of two existing deeds of trust against the Hermitage Road property.  After the loan closed one of the existing deeds of trust was reconveyed; however, the other deed of trust was not.  Subsequent to the loan closing Dwight Landon, who was a Cedar Funding investor and who had a fractional interest in the unreconveyed deed of trust, filed suit in the Superior Court to enforce his $240,000 interest in the deed of trust.  After Cedar Funding filed for bankruptcy its Chapter 11 trustee, R. Todd Neilsen, on behalf of the other Cedar Funding investors in the loan secured by the unreconveyed deed of trust, filed suit in Cedar Funding’s bankruptcy to enforce the unreconveyed deed of trust which the bankruptcy trustee contends secures approximately $2 million.

The Bank is being defended by Chicago Title in both actions to recover the Cedar Funding loan secured by the unreconveyed deed of trust.  Chicago Title has settled the Landon action and the action has been dismissed.  Because Chicago Title insured the priority of the Bank’s deed of trust it is the Bank’s belief that any adverse ruling in the Cedar Funding action will not result in a loss for the Bank.  The parties are engaged in an ongoing settlement discussions.  The case is not presently set for trial.

On August 16, 2011 Palm Desert National Bank (“Palm”) filed a “Demand for Arbitration” against the Bank with the American Arbitration Association (the “AAA”).  The demand itself was contained on an AAA Form, and is largely devoid of detail. Essentially, the information on the form indicates that Palm is seeking $4,358,110 in money damages and rescission in connection with its loan participation agreements (the “LPA’s”) with the Bank in which the Bank was the “lead bank” in connection with loans to a major lender at the Monterra Ranch project, Monterra Ranch Properties, Inc. (“MRP”).  In fact, Palm was a participant in two different lots at Monterra Ranch: lot 141, which consists of approximately 5 acres; and lot 144, which consists of approximately 1.7 acres, and is the site of the so-called “Sunset Magazine Idea House.” The LPA for lot 141 provided that Palm would loan MRP $1,960,000, and the LPA for lot 144 provided that Palm would loan MRP $2,000,000. In 2008, MRP defaulted on both of its loans, and the lots were acquired by its lenders—including Palm.  Since that time, lot 144 was sold to a third party.  Lot 141 remains unsold. At this juncture, the Bank can only speculate about the specific nature of Palm’s claim, but has some serious doubts as to the merits of Palm’s claims against the Bank for rescission and/or damages.

On October 18, 2011, the Bank filed a complaint for money damages against BancInsure, Inc., which insured the Bank under a policy of Directors and Officers Liability Insurance.  The lawsuit, which was filed in Monterey County Superior Court, alleges causes of action against BancInsure for breach of contract and bad faith, and seeks compensatory damages in excess of the jurisdictional minimum for unlimited civil actions (i.e., in excess of $25,000), plus punitive damages, costs, and attorneys fees.  The lawsuit is grounded on BancInsure’s actions in essentially abandoning the Bank when the latter was faced with a substantial claim filed against it by the Bank of the Orient (“BOTO”) in 2009.  The BOTO claim was eventually settled out of Court, and the Bank will be looking to reimburse itself for the full amount of BancInsure’s policy limits, i.e., $5 million.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

None.

Item 6.  Exhibits

A.            EXHIBITS

31.1                                                   Certification of the Chief Executive Officer of Northern California Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                                                   Certification of the Chief Financial Officer of Northern California Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                                                   Certification of the Chief Executive Officer of Northern California Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                                                   Certification of the Chief Financial Officer of Northern California Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*                                               The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, are formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (unaudited), (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited); (iii) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

*              This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN CALIFORNIA BANCORP, INC.

Date: November 14, 2011	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chairman of the Board &
Chief Executive Officer

Date: November 14, 2011	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and
Principal Accounting Officer