Form 10-K/A
period 2010-12-31
NORTHERN CALIFORNIA BANCORP INC
filed 2011-12-27
CIK 1006820

4

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-K/A

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) for fiscal year ended December 31, 2010

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the period from to

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Northern California Bancorp amends and restates in its entirety Item 15 and the Exhibit Index of the Original Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (filed on April 13, 2011), as set forth in this Form 10-K/A (Amendment No. 1), to: (i) revise the Exhibit Index to note that certain portions of Exhibit 10(iii) have been omitted based upon a request for confidential treatment and that the non-public information has been filed with the Securities and Exchange Commission (the “Commission”) under a confidential treatment request; (ii) revise Exhibit 10(iii) to note on the first page that certain portions of Exhibit 10(iii) have been omitted based upon a request for confidential treatment and that the non-public information has been filed with the Commission under a confidential treatment request; and (iii) file certain exhibits to Exhibit 10(iii) that were not originally filed.  Certain portions of these exhibits to Exhibit 10(iii) have been omitted based upon a request for confidential treatment and that the non-public information has been filed with the Commission. Except as noted above, this Form 10-K/A does not update or modify any disclosures in or reflect any events occurring after the filing of the Original Form 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K.

The registrant hereby amends and restates Item 15 as follows:

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A.            EXHIBITS

		Description	Page or Footnote Reference

2		Plan of Merger and Merger Agreement, Monterey County Bank with Monterey County Merger Corporation under the Charter of Monterey County Bank under the Title of Monterey County Bank, joined in by Northern California Bancorp, Inc. dated November 1, 1995.	(1)
3 (i)		Articles of Incorporation, as amended through January 2009	(9)
3 (ii)		Bylaws	(1)
10(i)	(1)	Stipulation to the Issuance of a Consent Order and Consent Order, effective September 1, 2010	(10)
	(2)	Consent Order, effective September 29, 2010	(11)
	(3)	Written Agreement by and between the Federal Reserve Bank of San Francisco and Northern California Bancorp, effective October 29, 2010	(12)
10 (ii) D	(1)	Lease agreement Carmel Branch Office	(1)
	(2)	Lease agreement Carmel-by-the-Sea Office	(5)
	(3)	Lease agreement 301 Webster Street, Monterey, CA 93924	(6)
10 (ii) A	(1)	Employment Contract of Charles T. Chrietzberg, Jr., dated January 1, 2008	(8)
	(2)	Deferred Compensation Agreement, dated December 31, 1993	(1)
	(3)	Northern California Bancorp, Inc. 2007 Stock Option Plan and Stock Option Agreements	(7)
	(4)	Amendment to the Salary Continuation Agreement Dated December 31, 1993	(2)
	(5)	Life Insurance Endorsement Method Split Dollar Plan Agreement	(2)
	(6)	Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement dated January 5, 2000	(3)
	(7)	Amendment to the Life Insurance Endorsement Method Split Dollar Plan	(3)
	(8)	Amendment to the Salary Continuation Agreement Dated December 31, 1993	(3)
	(9)	Monterey County Bank Supplemental Life Insurance Agreement Dated October 26, 2006	(6)
	(10)	First Amendment to the Monterey County Bank Supplemental Life Insurance Agreement dated October 31, 2006	(6)
10(iii)		Merchant Asset Purchase Agreement, dated November 1, 2010, by and between Monterey County Bank, Northern California Bancorp and Elavon, Inc.	(14)
21		Subsidiaries	(6)
23.1		Consent of Hutchinson and Bloodgood, LLP	(13)
31.1		Certification of the Chief Executive Officer of Northern California Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	14
31.2		Certification of the Chief Financial Officer of Northern California Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	15
32.1		Certification of the Chief Executive Officer of Northern California Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	16
32.2		Certification of the Chief Financial Officer of Northern California Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	17

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

(10) Filed as Exhibit 10.1 to Form 8-K, filed on September 23, 2010.

(11) Filed as Exhibit 10.1 to Form 8-K, filed on October 5, 2010.

(12) Filed as Exhibit 10.1 to Form 8-K, filed on November 2, 2010.

(13) Filed as Exhibit 23.1 to Form 10-K for the period ended December 31, 2010.

(14) Filed as an exhibit to Form 10-K/A for the period ended December 31, 2010. Certain portions of this exhibit and the exhibits thereto have been omitted based upon a request for confidential treatment.  The non-public information has been filed with the Securities and Exchange Commission under a confidential treatment request.

B.            REPORTS

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN CALIFORNIA BANCORP, INC.

Date: December 23, 2011	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chief Executive Officer and President

Date: December 23, 2011	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Mark A. Briant		December 23, 2011
Mark A. Briant	Director

/s/Charles T. Chrietzberg, Jr.		December 23, 2011
Charles T. Chrietzberg, Jr.	Director

/s/ Sandra G. Chrietzberg		December 23, 2011
Sandra G. Chrietzberg	Director

/s/Stephanie G. Chrietzberg		December 23, 2011
Stephanie G. Chrietzberg	Director

Peter J. Coniglio	Director

Carla S. Hudson	Director

John M. Lotz	Director