Form 10-K/A
period 2010-12-31
NORTHERN CALIFORNIA BANCORP INC
filed 2012-01-06
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes         No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes         No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X   No                .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes                No   X

Aggregate market value of Common Stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2010 was $1,785,000.

Shares of stock outstanding as of March 1, 2011: 1,785,891.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Northern California Bancorp filed its Annual Report on Form 10-K for the year ended December 31, 2010 on April 13, 2011 (the “Original Report”).  On December 27, 2011, the Company filed an Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Report to: (i) revise the Exhibit Index to note that certain portions of Exhibit 10(iii) have been omitted based upon a request for confidential treatment and that the non-public information has been filed with the Securities and Exchange Commission (the “Commission”) under a confidential treatment request; (ii) revise Exhibit 10(iii) to note on the first page that certain portions of Exhibit 10(iii) have been omitted based upon a request for confidential treatment and that the non-public information has been filed with the Commission under a confidential treatment request; and (iii) file certain exhibits to Exhibit 10(iii) that were not originally filed.  The Company now files this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) because Amendment No. 1 inadvertently omitted certain exhibits to Exhibit 10(iii) that were not originally filed. Accordingly, the Company has restated Item 15 and refilled Exhibit 10(iii) in its entirety, including the exhibits that were inadvertently not filed with Amendment No. 1.  We have made no further changes to the Original Report, as amended by Amendment No. 1.  This Amendment No. 2 does not reflect events occurring after the filing of Original Report, nor does it modify or update the disclosures and information contained in the Original Report in any way other than described in this paragraph.  Accordingly, this Amendment No. 2 should be read in conjunction with the Original Report, as amended by Amendment No. 1, and our other filings with the SEC subsequent to the filing of the Original Report.

The registrant hereby amends and restates Item 15 as follows:

ITEM 15.                                           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A.                                 EXHIBITS

		Description	Page or Footnote Reference

2		Plan of Merger and Merger Agreement, Monterey County Bank with Monterey County Merger Corporation under the Charter of Monterey County Bank under the Title of Monterey County Bank, joined in by Northern California Bancorp, Inc. dated November 1, 1995.	(1)
3 (i)		Articles of Incorporation, as amended through January 2009	(9)
3 (ii)		Bylaws	(1)
10(i)	(1)	Stipulation to the Issuance of a Consent Order and Consent Order, effective September 1, 2010	(10)
	(2)	Consent Order, effective September 29, 2010	(11)
	(3)	Written Agreement by and between the Federal Reserve Bank of San Francisco and Northern California Bancorp, effective October 29, 2010	(12)
10 (ii) D	(1)	Lease agreement Carmel Branch Office	(1)
	(2)	Lease agreement Carmel-by-the-Sea Office	(5)
	(3)	Lease agreement 301 Webster Street, Monterey, CA 93924	(6)
10 (ii) A	(1)	Employment Contract of Charles T. Chrietzberg, Jr., dated January 1, 2008	(8)
	(2)	Deferred Compensation Agreement, dated December 31, 1993	(1)
	(3)	Northern California Bancorp, Inc. 2007 Stock Option Plan and Stock Option Agreements	(7)
	(4)	Amendment to the Salary Continuation Agreement Dated December 31, 1993	(2)
	(5)	Life Insurance Endorsement Method Split Dollar Plan Agreement	(2)
	(6)	Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement dated January 5, 2000	(3)
	(7)	Amendment to the Life Insurance Endorsement Method Split Dollar Plan	(3)
	(8)	Amendment to the Salary Continuation Agreement Dated December 31, 1993	(3)
	(9)	Monterey County Bank Supplemental Life Insurance Agreement Dated October 26, 2006	(6)
	(10)	First Amendment to the Monterey County Bank Supplemental Life Insurance Agreement dated October 31, 2006	(6)
10(iii)		Merchant Asset Purchase Agreement, dated November 1, 2010, by and between Monterey County Bank, Northern California Bancorp and Elavon, Inc.	(14)

	Description		Page or Footnote Reference
21	Subsidiaries		(6)
23.1	Consent of Hutchinson and Bloodgood, LLP		(13)
31.1	Certification of the Chief Executive Officer of Northern California Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	6
31.2	Certification of the Chief Financial Officer of Northern California Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	7
32.1	Certification of the Chief Executive Officer of Northern California Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	8
32.2	Certification of the Chief Financial Officer of Northern California Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	9

(1)	Filed as an exhibit to Form 10-KSB for the period ended December 31, 1995.
(2)	Filed as an exhibit to Form 10-KSB for the period ended December 31, 1999.
(3)	Filed as an exhibit to Form 10-KSB for the period ended December 31, 2001.
(4)	Filed as an exhibit to Form 10-KSB for the period ended December 31, 2002.
(5)	Filed as an exhibit to Form 10-KSB for the period ended December 31, 2004.
(6)	Filed as an exhibit to Form 10-KSB for the period ended December 31, 2006.
(7)	Filed as an Exhibit to DEF 14A files April 26, 2007.
(8)	Filed as an exhibit to Form 10-QSB for the period ended March 31, 2008.
(9)	Filed as an exhibit to Form 10-K for the period ended December 31, 2008.
(10)	Filed as Exhibit 10.1 to Form 8-K, filed on September 23, 2010.
(11)	Filed as Exhibit 10.1 to Form 8-K, filed on October 5, 2010.
(12)	Filed as Exhibit 10.1 to Form 8-K, filed on November 2, 2010.
(13)	Filed as Exhibit 23.1 to Form 10-K for the period ended December 31, 2010.
(14)	Filed as an exhibit to Form 10-K/A (Amendment No. 2) 2for the period ended December 31, 2010.

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

NORTHERN CALIFORNIA BANCORP, INC.

Date:	January 6, 2012	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chief Executive Officer
and President

Date:	January 6, 2012	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer
and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Mark A. Briant		January 6, 2012
Mark A. Briant	Director

/s/Charles T. Chrietzberg, Jr.		January 6, 2012
Charles T. Chrietzberg, Jr.	Director

/s/ Sandra G. Chrietzberg		January 6, 2012
Sandra G. Chrietzberg	Director

/s/Stephanie G. Chrietzberg		January 6, 2012
Stephanie G. Chrietzberg	Director

/a/ Peter J. Coniglio		January 6, 2012

Peter J. Coniglio	Director

/s/ Carla S. Hudson		January 6, 2012
Carla S. Hudson	Director

/s/ John M. Lotz		January 6, 2012
John M. Lotz	Director