Form 10-K
period 2011-12-31
NORTHERN CALIFORNIA BANCORP INC
filed 2012-04-16
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

for fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Aggregate market value of Common Stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2011 was $801,000.

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

PART I

ITEM 1.                                                BUSINESS

GENERAL

Northern California Bancorp, Inc. (the “Corporation”) was incorporated on August 29, 1995, as a for-profit corporation under California law for the principal purpose of engaging in banking and non-banking activities as allowed for a bank holding company.  At December 31, 2011, on a consolidated basis, the Corporation had total assets of $245,677,000, total loans of $153,925,000 and total deposits of $203,613,000.  It owns 100% of the stock of Monterey County Bank, Monterey, California (the “Bank”).   The Corporation’s sources of revenues at this time are dividends on investments, gains on securities transactions and potential dividends, management fees and tax equalization payments, if any, from the Bank. As a result of various regulatory orders and agreements to which the Bank and the Corporation became subject in 2010, the Bank is presently prohibited from paying dividends and the Corporation has agreed not to accept dividends from the Bank absent prior regulatory authorization to do so.

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

The Bank’s activities are conducted at its main office, 601 Munras Avenue, Monterey, California and at its three branch offices in Carmel Valley, Pacific Grove and Salinas, California and a loan production office in Monterey, California.  The Bank ceased operations at its Carmel-By-The-Sea branch office effective December 30, 2011.

The Bank provides a range of competitive retail and commercial banking services.  The deposit services offered include various types of personal and business checking accounts, savings accounts, money market investment accounts, certificates of deposit and retirement accounts.  Lending services include consumer loans, various types of mortgage loans for residential and commercial real estate, personal lines of credit, home equity loans, real estate construction loans, accounts receivable financing and commercial loans to small- and medium-sized businesses and professionals.  The Bank also provides drive-through facilities at its Monterey and Carmel offices and night depository facilities for customer convenience.  The Bank offers safe deposit box facilities, cashiers’ checks, travelers’ checks, U.S. Savings Bonds and wire transfers.  The Bank does not provide trust services.

While the Bank has the authority to engage in a wide range of banking activities and offers most of the types of banking services of a commercial bank, over the past three years it has derived a significant portion of its income from and differentiated itself from its competitors through: (i) commercial and real estate loans guaranteed by the Small Business Administration (“SBA”); (ii) sponsorship of credit card and debit card program; although this is declining and (iii) credit card depository services for merchants.

The primary issues that affected the Corporation in 2011 were:

(1)         The continued depressed economic conditions and the related stress in real estate markets.

During 2011, the Corporation continued to focus resources on managing the deterioration of asset quality resulting from the effect that the economic recession had on loans made primarily to residential real estate development projects and assets acquired through foreclosure.  Whereas the Corporation did not have a provision for loan losses in 2010, the Corporation had a $7,860,000 loan loss provision in 2011 which materially impacted the Corporation’s net income.  This was partially offset by a decrease of $1,897,000 in expenses related to foreclosed assets, from $3,070,000 in 2010 to $1,173,000 in 2011, due, in large part, to property values beginning to stabilize during 2011.

The Bank’s Management continued to focus their efforts on identifying potentially weak credits as early as possible, which enabled a proactive and aggressive approach to managing these credits and the development of workout strategies, as appropriate.   As a result of their efforts, loans 30 days or more past due decreased from $16,117,000, or 10.4% of total loans, at December 31, 2010 to $4,399,000, or 2.9%, of total loans, at December 31, 2011.  Past due loans also decreased during the same period by $11,718,000, or 72.7%, while non-performing loans (non-accrual loans and troubled debt restructurings which are not in conformity with their modified terms) decreased from $12,380,000, or 8.0% of total loans, at December 31, 2010 to $4,691,000, or 3.1% of total loans, at December 31, 2011. Of the non-performing loans outstanding at December 31, 2011 and 2010, $4,342,000, or 92.6%, and $6,241,000, or 54.4%, respectively, were secured by real estate (net of any charge-offs previously taken).  Other real estate owned, net of valuation allowance, decreased $103,000 from $28,825,000, at December 31, 2010 to $28,722,000 at December 31, 2011.

Total past due loans and non-performing loans are net of the guaranteed portion of SBA loans totaling $1,249,000 and $1,608,000 at December 31, 2011 and 2010, respectively.  Management believes the presence of real estate collateral mitigates the level of expected loss, although the level of mitigation is uncertain due to the difficulty in ascertaining real estate values at this time.

Management utilized a pricing discipline and other strategies to offset pressure on the Corporation’s net yield on earning assets created by the low interest rate environment and an increase in non-performing loans.  To combat this and other adverse factors, Management’s efforts to improve its net yield on earning assets in 2011 included the development of a loan pricing model, establishing floors on variable rate loan products, increased investment in tax-free municipal securities, increased efforts to attract lower cost checking accounts and increased use of competitively priced out-of-area deposits and Federal Reserve Bank borrowings.  The Corporation’s tax-equivalent net yield on earning assets increased to 3.63% for 2011 compared to 3.18% for 2010.

(2)         Reduction in the Bank’s credit and debit card programs.

The Bank has provided sponsorship of third-party credit card and debit card programs since August 2002.  The Bank gave notice in June 2008 to the third-party card vendors that it planned to reduce its sponsorship of credit card and stored value card programs and terminated sponsorship agreements on all programs except a drug manufacture’s rebate card program.  The characteristics of the drug manufactures’ rebate card program significantly reduces the level of required monitoring.  The Bank decided to continue its sponsorship of a debit card program which issues payroll cards and sponsorship of one credit card program in order to preserve the third party’s indemnification of the Bank against potential expenses and/or liabilities.  The Bank also decided to grant extensions of its sponsorship of one credit card program to allow time for the final resolution of issues raised by the FDIC, as further discussed under “Regulatory Enforcement Powers.”  Extension of the program sponsorship is considered quarterly with the third party paying an extension fee each time an extension is granted.  The Bank’s sponsorship of the terminated programs ended in 2009.    The Bank has been named as a defendant in a lawsuit brought by one of the third-party credit card companies, seeking to compel the Bank to continue its sponsorship for a period of time.  (See “Item 3. Legal Proceedings” for further discussion.)

The Bank’s revenues, consisting of a monthly fee per card or a minimum monthly fee, from the credit card programs were $721,000 and $1,246,000 in 2011 and 2010, respectively.  The Bank’s revenues from credit card programs in 2011 decreased as the result of the June 30, 2011 termination of a card program sponsorship agreement.  The Bank’s revenues, consisting of a monthly fee per card or a minimum monthly fee, from the debit card programs were $35,000 and $59,000 in 2011 and 2010, respectively.

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

Pursuant to Accounting Standards Codification (“ASC”) 810-10 (formerly interpretation FIN 46(R)) entitled “Consolidation of Variable Interest Entities,” Trust I is not reflected on a consolidated basis in our Consolidated Financial Statements.

The Subordinated Debt Securities bear a variable interest rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 3.25%.  The effective rate at December 31, 2011 and 2010 was 3.65% and 3.54%, respectively.  Total broker and legal costs of $115,000 associated with the issuance are being amortized over a 30 year period.

The Corporation has exercised its rights in accordance with the indenture for the Subordinated Debt Securities to defer interest payments for an undetermined period of time, not to exceed twenty (20) consecutive quarterly payments.  The deferral of interest payments on Trust I was effective with the October 7, 2009 interest payment.  At December 31, 2011 and 2010, accrued and unpaid interest totaled $297,000 and $177,000, respectively.

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

The Subordinated Debt Securities-II bear a variable interest rate equal to the three-month LIBOR plus 2.85%.  The effective rate at December 31, 2011 and 2010 was 3.28% and 3.14%, respectively. Total broker and legal costs of $54,000 associated with the issuance are being amortized over a 30 year period.

The Corporation has exercised its rights in accordance with the indenture for the Subordinated Debt Securities II to defer interest payments for an undetermined period of time, not to exceed twenty (20) consecutive quarterly payments.  The deferral of interest payments on Trust II was effective with the November 8, 2009 interest payment.  At December 31, 2011 and 2010, accrued and unpaid interest totaled $411,000 and $237,000, respectively.

EMPLOYEES

At December 31, 2011, the Corporation and the Bank employed a total of 48 full-time equivalent persons.  Our employees are not represented by any union or other collective bargaining agreement and we consider our relations with our employees to be excellent.

COMPETITION

All phases of the Bank’s business have been, since inception, and will continue to be, subject to significant competitive forces.  Although the Bank has increasing recognition in its primary service area of Monterey County as a whole, it nevertheless has to compete with other independent local banking institutions, including commercial banks and savings and loan associations, as well as branch offices of regional and national commercial banks, which have assets, capital and lending limits substantially larger than the Bank, as well as wider geographic markets, more support services and larger media advertising capabilities.  The Bank competes with respect to its lending activities, as well as in attracting demand deposits, with savings banks, savings and loan associations, insurance companies, regulated small loan companies and credit unions, as well as securities brokerage offices which can issue commercial paper and other securities (such as shares in money market funds).

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

To compete with the financial institutions in its primary service area, the Bank intends to use the flexibility which its independent status permits.  Its activities in this regard include an ability and intention to respond quickly to changes in the interest rates paid on time and savings deposits and charged on loans, and to charges imposed on depository accounts, so as to remain competitive in the market place.  It also will continue to emphasize specialized services for the small business person and professional and personal contacts by the Bank’s officers, directors and employees.  If there are customers whose loan demands exceed the Bank’s lending limits, the Bank has the ability to arrange for such loans on a participation basis with other financial institutions.  No assurances can be given, however, that the Bank’s efforts to compete with other financial institutions in its primary service area will be successful.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation.  Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms.  The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws.  The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect.  Among the provisions that may affect us are the following:

Holding Company Capital Requirements

The Dodd-Frank Act requires the FRB to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions.  Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets.  The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

Deposit Insurance

The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012.  The Dodd-Frank Act also broadens the base for FDIC insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.  Effective one year from the date of enactment, the Dodd-Frank Act eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

Corporate Governance

The Dodd-Frank Act will require publicly traded companies to give shareholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders.  The new legislation also authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials.  Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not.  The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Prohibition Against Charter Conversions of Troubled Institutions

Effective one year after enactment, the Dodd-Frank Act prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days.  The notice must include a plan to address the significant supervisory matter.  The converting institution must also file a copy of the conversion application with its current federal regulator which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating hereto.

Interstate Branching

The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch.  Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state.  Accordingly, banks will be able to enter new markets more freely.

Limits on Derivatives

Effective 18 months after enactment, the Dodd-Frank Act prohibits state-chartered banks from engaging in derivatives transactions unless the loans to one borrower limits of the state in which the bank is chartered takes into consideration credit exposure to derivatives transactions.  For this purpose, derivative transaction includes any contract, agreement, swap, warrant, note or option that is based in whole or in part on the value of, any interest in, or any quantitative measure or the occurrence of any event relating to, one or more commodities securities, currencies, interest or other rates, indices or other assets.

Transactions with Affiliates and Insiders

Effective one year from the date of enactment, the Dodd-Frank Act expands the definition of “affiliate” for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates.  The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured.  The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated.  The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Debit Card Interchange Fees

Effective July 21, 2011, the Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer.  Within nine months of enactment, the FRB is required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud.  The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 billion.

Consumer Financial Protection Bureau

The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets.  Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes.  The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.  The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay.  In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB.  The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Bank Holding Company Liquidity

The Corporation is a legal entity, separate and distinct from The Bank.  The Corporation has the ability to raise capital on its own behalf or borrow from external sources.  The Corporation may also obtain additional funds from dividends paid by, and fees charged for services provided to, the Bank.  However, regulatory constraints on the Bank preclude the payment of dividends by the Bank to the Corporation.

Limitations on Business and Investment Activities

Under the BHCA, a bank holding company must obtain the FRB’s approval before: (i) directly or indirectly acquiring more than 5% ownership or control of any voting shares of another bank or bank holding company; (ii) acquiring all or substantially all of the assets of another bank; (iii) or merging or consolidating with another bank holding company.

The FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located.  In approving interstate acquisitions, however, the FRB must give effect to applicable state laws limiting the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institutions in the state in which the target bank is located, provided that those limits do not discriminate against out-of-state depository institutions or their holding companies, and state laws which require that the target bank have been in existence for a minimum period of time, not to exceed five years, before being acquired by an out-of-state bank holding company.

In addition to owning or managing banks, bank holding companies may own subsidiaries engaged in certain businesses that the FRB has determined to be “so closely related to banking as to be a proper incident thereto.” As a registered bank holding company, the Corporation, therefore, will be permitted to engage in a variety of banking-related businesses.  Some of the activities that the FRB has determined, pursuant to its Regulation Y, to be related to banking are:

•                  making or acquiring loans or other extensions of credit for its own account or for the account of others;

•                  servicing loans and other extensions of credit;

•                  performing functions or activities that may be performed by a trust company in the manner authorized by federal or state law under certain circumstances;

•                  leasing personal and real property or acting as agent, broker, or adviser in leasing such property in accordance with various restrictions imposed by FRB regulations;

•                  acting as investment or financial advisor;

•                  providing management consulting advice under certain circumstances;

•                  providing support services, including courier services and printing and selling MICR-encoded items;

•                  acting as a principal, agent or broker for insurance under certain circumstances;

•                  making equity and debt investments in corporations or projects designed primarily to promote community welfare or jobs for residents;

•                  providing financial, banking or economic data processing and data transmission services;

•                  owning, controlling or operating a savings association under certain circumstances;

•                  selling money orders, travelers’ checks and U.S. Savings Bonds;

•                  providing securities brokerage services, related securities credit activities pursuant to Regulation T and other incidental activities; and

•                  underwriting and dealing in obligations of the U.S., general obligations of states and their political subdivisions and other obligations authorized for state member banks under federal law.

Additionally, qualifying bank holding companies making an appropriate election to the FRB may engage in a full range of financial activities, including insurance, securities and merchant banking.

Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit.  Thus, for example, the Bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that:

•                  the customer must obtain or provide some additional credit, property or services from or to the Bank other than a loan, discount, deposit or trust services;

•                  the customer must obtain or provide some additional credit, property or service from or to the Corporation or any subsidiaries; and

•                  the customer must not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.

Dividends and Capital Distributions

Dividends and capital distributions from the Bank constitute the principal source of cash to the Corporation.  The Bank is subject to various federal or state statutory and regulatory restrictions on its ability to pay dividends and capital distributions to its shareholders.

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

•                  Market Risk Capital (Tier 3). Tier 3 capital includes qualifying unsecured subordinated debt.

The following table sets forth the regulatory capital guidelines and the actual capitalization levels for the Corporation and the Bank as of December 31, 2011:

	Minimum Acceptable Regulatory Ratios	Actual Ratios
Northern California Bancorp’s Consolidated Capital Ratios
Total capital to risk-weighted assets	8%	6.61%
Tier I capital to risk-weighted assets	4%	1.49%
Tier I capital to average total assets	4%	1.04%

	Minimum Acceptable Regulatory Ratios		Ratios Required to be Considered “Well Capitalized” Under Prompt Corrective Action Regulations	Monterey County Bank’s Actual Ratios
Monterey County Bank’s Regulatory Capital Ratios
Total capital to risk-weighted assets	12	%(1)	10%	8.43%
Tier I capital to risk-weighted assets	4%		6%	7.16%
Tier I capital to average total assets	9	%(1)	5%	5.01%

(1)   These Minimum Acceptable Regulatory Ratios have been increased above regulatory minimums pursuant to the terms of the Consent Order imposed upon the Bank by the FDIC and the CDFI, effective September 31, 2010.

The Corporation and the Bank recognize that a strong capital position is vital to growth, continued profitability, and depositor and investor confidence. The policy of the Bank is to maintain sufficient capital at not less than those required by the consent order imposed upon the Bank by the FDIC and the CDFI, effective September 1, 2010.  The Corporation is exploring avenues to raise capital.

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

FDIC Insurance and Insurance Premium Assessments

Effective January 1, 2007, the FDIC adopted a risk-based assessment system to set semi-annual insurance premium assessments which categorized banks into four risk categories based on capital levels and supervisory “CAMELS” ratings and names them Risk Categories I, II, III and IV.  The CAMELS rating system was based upon an evaluation of the six critical elements of an institution’s operations: Capital adequacy, Asset quality, Management, Earnings, Liquidity, and Sensitivity to risk.  This rating system was designed to take into account and reflect all significant financial and operational factors financial institution examiners assess in their evaluation of an institution’s performance.  The following table sets forth these four Risk Categories:

Capital Group	Supervisory Subgroup
	A	B	C
1. Well Capitalized	I		III
2. Adequately Capitalized		II
3. Undercapitalized	III		IV

Within Risk Category I, the assessment system combined supervisory ratings with other risk measures to differentiate risk.  For most institutions, the assessment system combined CAMELS component ratings with financial ratios to determine an institution’s assessment rate.  For large institutions that had long-term debt issuer ratings, the new assessment system differentiated risk by combining CAMELS component ratings with those ratings.  For large institutions within Risk Category I, initial assessment rate determinations were modified within limits upon review of additional relevant information.  The assessment system assessed those within Risk Category I that posed the least risk a minimum assessment rate and those that posed the greatest risk a maximum assessment rate that was two basis points higher.  An institution that posed an intermediate risk within Risk Category I was charged a rate between the minimum and maximum that varied incrementally by institution.

On February 27, 2009, the FDIC adopted final rules modifying the risk-based assessment system and settled initial base assessment rates beginning April 1, 2009.  Under these new rules, risk assessments for small Risk Category I institutions and large Risk Category I institutions with no long-term debt rating includes a consideration of such institution’s adjusted brokered deposit ratio. These new rules also revised the method for calculating the assessment rate for a large Risk Category I institution with a long-term debt issuer rating so that it equally weights the institution’s weighted average CAMELS component ratings, its long-term debt issuer ratings and the financial ratios method assessment rate.  These new rules set forth three possible adjustments to an institution’s initial base assessment rate: (i) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (ii) an increase not to exceed 50 percent of an institution’s assessment rate before the increase for secured liabilities in excess of 25 percent of domestic deposits; and (iii) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10 percent of domestic deposits.

Under these new rules, the FDIC adopted new initial base assessment rates as of April 1, 2011, as follows, expressed in terms of cents per $100 in insured deposits:

Initial Base Assessment Rates

	Risk Category
	I *					Large & Highly Complex
	Minimum	Maximum	II	III	IV	Institutions
Annual Rates (in basis points)	5	9	14	23	35	5 - 35

*Initial base rates that were not the minimum or maximum rates will vary between these rates.

After applying all possible adjustments, minimum and maximum total base assessment rates for each Risk Category are as follows:

Total Base Assessment Rates*

	Risk Category I	Risk Category II	Risk Category III	Risk Category IV	Large & Highly Complex Institutions
Initial base assessment rate	5 — 9	14	23	35	5 — 35
Unsecured debt adjustment**	-4.5 — 0	-5 — 0	-5 — 0	-5 — 0	-5 — 0
Brokered deposit adjustment	N/A	0 — 10	0 — 10	0 — 10	0 — 10
Total base assessment rate	2.5 — 9	9 — 24	18 — 33	30 — 45	2.5 — 45

* Total base assessment rates do not include the depository institution debt adjustment.

** The unsecured debt adjustment cannot exceed the lesser of 5 basis points or 50% of an insured depository institution’s initial base assessment rate.

In addition, on February 27, 2009, the FDIC adopted an interim rule that imposes a 20 basis point emergency special assessment on all insured depository institutions on June 30, 2009. The special assessment was collected September 30, 2009, at the same time that the risk-based assessments for the second quarter of 2009 were collected.  In November, 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009.  For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5% annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2012.  The prepaid assessment has been applied against actual quarterly assessments and will continue to be applied until exhausted.  Any funds remaining after June 30, 2013 will be returned to the institution.  Requiring this prepaid assessment did not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system.

Effective November 21, 2008 and until December 31, 2009, the FDIC expanded deposit insurance limits for certain accounts under the FDIC’s Temporary Liquidity Guarantee Program, or TLGP.  Provided an institution had not opted out of the TLGP, the FDIC (i) guarantees, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009 (which was subsequently extended to October 31, 2009) and (ii) provides full FDIC deposit insurance coverage for noninterest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (IOLTAs) held at participating FDIC-insured institutions through December 31, 2009 (subsequently extended to June 30, 2010).  Coverage under the TLGP was available for the first 30 days without charge.  The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt.  The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000.

The Dodd-Frank Act requires the FDIC to take such steps as necessary to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020.  In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion.  The Dodd-Frank Act also broadens the base for FDIC insurance assessments so that assessments will be based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits.  The FDIC has adopted a new restoration plan to increase the reserve ratio to 1.35% by September 30, 2020 and will issue additional rules regarding the method to be used to achieve a 1.35% reserve ratio by that date and offset the effect on institutions with assets less than $10 billion in assets.

The FDIC may terminate its insurance of deposits if it finds that a bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

The Bank had a CRA rating of “Satisfactory” as of its most recent regulatory examination.

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

The Board of Directors has undertaken a review of the qualifications and experience of individuals serving in key management positions.  As a result of this review, the Board of Directors has initiated a search for a qualified individual to be hired to serve as President of the Bank, relieving the Chief Executive Officer of a portion of his heavy workload.  Additionally, the Board of Directors initiated a search for a qualified individual to be hired as Chief Lending Officer in replacement of the Bank’s former Chief Lending Officer who resigned on February 28, 2011.  A qualified individual was hired and appointed Chief Lending Officer on February 23, 2012.

2.                    Develop and adopt a capital plan that complies with the FDIC’s Statement of Policy on Risk-Based Capital contained in Appendix A to Part 325 of the FDIC’s rules and regulations in order to maintain Tier 1 capital in such an amount to ensure that the Bank’s leverage ratio equals or exceeds 9% and the Bank’s total risk-based capital ratio equals or exceeds 12%.

The Bank has developed a capital plan that it believes complies with the FDIC’s Statement of Policy on Risk-Based Capital contained in Appendix A of Part 325 of the FDIC’s rules and regulations to ensure that the Bank’s leverage ratio equals or exceeds 9% and the Bank’s total risk-based capital ratio equals or exceeds 12%.  This capital plan was approved by the Board on October 28, 2010.  The Bank’s total risk-based capital ratio was 8.13% at December 31, 2011, which was below the required 12%.  The Bank’s leverage capital ratio was 5.01% at December 31, 2011, which was below the required 9%.  The Bank is in the process of implementing its capital plan and engaged an outside financial advisory firm to assist the Bank in taking appropriate actions to achieve and maintain the capital requirements of the order.  Appropriate actions or combinations of actions may include raising additional capital, reducing the Bank’s assets through sales of branch offices, loans or other real estate owned, merger with another financial institution or sale of the Bank.

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

4.                    Eliminate, either by charge-off or collection, assets classified as “Loss” in the examination report of the FDIC and the CDFI relating to their examination of the Bank on February 16, 2010 the Report of Examination (the “ROE”).

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

The Bank’s written lending and collection policy has been revised to provide effective guidance and control over the Bank’s lending functions.  The revised policy was approved by the Board on October 28, 2010.  Additional revisions were approved by the Board on March 9, 2011and August 18, 2011.

9.                    Develop or revise, adopt, and implement a written liquidity and funds management policy that adequately addresses liquidity needs and contingency funding, appropriately reduces the Bank’s reliance on non-core funding sources and complies with FDIC’s Guidance on Liquidity Risk Management, dated August 26, 2008.

A revised liquidity and funds management policy which addresses liquidity needs and contingency funding and appropriately reduces reliance on non-core funding sources was approved by the Board on October 28, 2010 and has been implemented. Bank Management believes this policy complies with the FDIC’s Guidance on Liquidity Risk Management, dated August 26, 2008.

10.                   Comply with the FDIC’s rules and regulations relating to brokered deposits and formulate and submit for approval, a written plan to eliminate the Bank’s reliance on brokered deposits.

The Bank believes it is in compliance with the FDIC’s rules and regulations relating to brokered deposits and has formulated and submitted to the FDIC a written plan to eliminate its reliance on brokered deposits.  The plan was approved by the Board on October 28, 2010 and was submitted to the FDIC on October 29, 2010.  The Bank’s total brokered deposits have been reduced to $15 million as of December 31, 2011 from $64 million as of December 31, 2009.

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

The Bank filed the required progress reports with the FDIC & CDFI on October 30, 2010, January 31, 2011, April 30, 2011, July 29, 2011 October 27, 2011 and January 27, 2012.

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

The Bank retained an independent accounting firm to determine compliance with the restitution plans. The accounting firm’s report indicated they found no exceptions.

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

The required cash flow projections were submitted to the Federal Reserve Bank on December 27, 2010 and November 30, 2011.

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

The Corporation has filed the required progress reports with the Federal Reserve Bank of San Francisco on January 30, 2011, April 30, 2011, July 28, 2011, October 26, 2011 and January 27, 2011.

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

ITEM 1A.                                       RISK FACTORS

Not Applicable.

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                                                PROPERTIES

The main branch office of the Bank, which also serves as the principal office of the Corporation, is located at 601 Munras Avenue, Monterey, California 93940.  This facility contains a lobby, executive and customer service offices, teller stations, safe deposit boxes and related non-vault area, vault, operations area, lounge and miscellaneous areas.  A drive-through facility and adequate paved parking are also on the premises.  Both the land and all improvements thereto are owned by the Bank.

The Bank also owns a building located at 556 Abrego Street, Monterey, California 93940, which houses a loan production office and additional office space.  The Bank currently operates three branch offices in Carmel Valley, Pacific Grove and Salinas, California, all within approximately 20 miles from the Bank’s main office.  The land and improvements dedicated to the Carmel Valley, Pacific Grove and Salinas branch offices are leased.  The Bank discontinued operation of the Carmel-By-The-Sea branch office on December 30, 2011.  See Note 13 to the Corporation’s Consolidated Financial Statements included herein.

Generally, neither the Bank nor the Corporation may invest in equity interests in real estate, except for the direct use by the Bank or the Corporation in their business.  However, the Bank acquires real estate through foreclosure or resolution of outstanding loans, which properties are treated as non-performing assets and are marketed for sale.

ITEM 3.                                                LEGAL PROCEEDINGS

For a discussion of legal proceedings see Note 14m “Commitments and Contingencies” in the Consolidated financial Statements.

Although the amount of any ultimate liability with respect to such proceedings cannot be determined, in the opinion of management, any such liability will not have a material effect on the consolidated financial position of the Corporation or the Bank.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not Applicable.

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

At December 31, 2011, there were 490 shareholders of record of the common stock of the Corporation. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

The Corporation did not repurchase any shares of the common stock in 2011 or 2010.

The information in the following table indicates the high and low bid information and volume of trading for our common stock for each quarter since January 1, 2009, and is based upon information provided by the OTCBB.  The information does not include transactions for which no public records are available.  The OTCBB market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

Quarter/Year	Price ($)	Volume
1st quarter of 2009	$2.00-4.25	7,858
2nd quarter of 2009	$1.70-6.50	28,526
3rd quarter of 2009	$2.75-5.00	3,927
4th quarter of 2009	$3.50-6.00	6,007

1st quarter of 2010	$3.55-4.74	2,006
2nd quarter of 2010	$2.50-3.60	4,574
3rd quarter of 2010	$2.50-2.50	123
4th quarter of 2010	$1.50-2.50	12,663

1st quarter of 2011	$1.15-2.20	10,473
2nd quarter of 2011	$1.06-1.70	15,038
3rd quarter of 2011	$0.61-1.06	31,856
4th quarter of 2011	$0.12-1.00	14,590

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

The Bank’s payment of dividends, as a California chartered commercial banking corporation, is also regulated by the California Financial Code.  Under the California Financial Code, funds available for cash dividend payments by the Bank are restricted to the lessor of: (i) retained earnings; or (ii) the Bank’s net income for its last three fiscal years (less any distributions to the shareholders made during such period).  As of December 31, 2011 the Bank had $3,027,000 in retained earnings.  The Bank’s net income for the last three fiscal years less distributions to shareholders was $(11,795,000).

The Corporation did not pay a cash dividend in 2011, 2010 and 2009.  The Bank paid cash dividends totaling $500,000 in 2009; no dividends were paid by the Bank in 2011 or 2010. The Bank is presently prohibited from paying and the Corporation has agreed not to accept from the Bank dividends absent prior regulatory authorization to do so under the terms of the regulatory orders and agreements that they became subject in 2010, as discussed under “Regulatory Enforcement Powers” of Item 1.

The Corporation has deferred interest payments on its subordinated debt securities. Therefore it may not pay any dividends or make a distribution on its common stock until the total deferred interest is paid.  Additionally, the Corporation, prior to paying any dividend or distribution, must request the prior approval of the Federal Reserve Bank.

ITEM 6.                SELECTED FINANCIAL DATA

The following summary presents the Corporation’s consolidated financial data as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007.  The data presented are derived from the Corporation’s audited Consolidated Financial Statements.  You should read this information in conjunction with Item 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of this Annual Report on Form 10-K for the year ended December 31, 2011 and our audited Consolidated Financial Statements included herewith.  The historical results presented in the following summary do not necessarily indicate expected results for future periods.

	At or for the Year Ended December 31
(Dollars in thousands except share data)	2011	2010	2009	2008	2007
Five-Year Selected Financial Data
Summary of Operating Results:
Total interest income	$11,293	$12,421	$15,262	$16,500	$16,941
Total interest expense	4,140	5,737	8,079	9,749	8,002
Net interest income	7,153	6,684	7,183	6,751	8,939
Provision for loan losses	7,860	0	3,368	1,132	865
Net interest income (loss) after provision for loan losses	(707)	6,684	3,815	5,619	8,074
Total non-interest income	4,190	8,553	10,120	5,031	4,336
Total non-interest expenses	13,737	17,314	12,983	8,907	9,005
Income (loss) before provision (benefit)	(10,254)	(2,077)	952	1,743	3,405
Income tax provision (benefit)	3,398	(1,371)	(659)	281	1,476
Net income (loss)	$(13,652)	$(706)	$1,611	$1,462	$1,929

Per Common Share Data:
Net (loss) income - Basic (1)	$(7.64)	$(0.40)	$0.90	$0.80	$1.08
Net (loss) income - Diluted (2)	(7.64)	(0.40)	0.90	0.79	1.03
Book value, end of period	2.01	8.01	9.06	7.77	7.82
Avg shares outstanding (3)	1,785,359	1,785,359	1,791,218	1,823,965	1,785,812

Balance Sheet Data:

Total loans, net of unearned income (4)	$149,498	$151,549	$163,213	$167,180	$168,748
Total assets	245,677	263,617	273,295	306,201	253,865
Total deposits	203,613	207,998	202,422	189,730	167,333
Stockholders’ equity	3,596	14,307	16,150	14,352	14,434
Return (loss) on average assets (5)	(5.07)%	(0.25)%	0.55%	0.54%	0.91%
Return (loss) on average stockholders’ equity (5)	(116.37)%	(4.43)%	9.98%	10.67%	14.09%
Dividend payout ratio	0.00%	0.00%	0.00%	30.78%	23.90%
Net interest spread	3.57%	3.03%	2.77%	2.45%	4.07%
Net yield on interest earning assets (5)	3.63%	3.18%	3.09%	2.87%	4.69%
Avg shareholders’ equity to average assets (5)	4.35%	5.62%	5.47%	5.04%	6.44%
Risked-Based capital ratios
Tier 1	1.49%	9.31%	10.24%	8.80%	9.23%
Total	6.61%	12.85%	13.51%	12.31%	12.63%
Total loans to total deposits at end of period (4)	75.65%	74.46%	82.37%	88.11%	100.85%
Allowance for loan losses to total loans at end of period (4)	2.81%	2.04%	2.12%	1.42%	1.19%
Nonperforming loans to total loans at end of period (4)	3.86%	7.41%	5.33%	4.18%	1.98%
Net charge-offs to average loans (4)	4.30%	0.23%	1.33%	0.45%	0.17%

(1)         Basic earnings per share amounts were computed on the basis of the weighted average number of shares of common stock during the year.  The weighted average number of shares used for this computation was 1,785,891 for 2011, 1,785,891 for 2010, 1,791,218 for 2009, 1,890,591 for 2008 and 1,785,812 for 2007.

(2)         Fully diluted earnings per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include employee stock options.  The weighted average number of shares used for this computation was 1,785,891, 1,785,359, 1,795,764, 1,848,173 and 1,881,004 in 2011, 2010, 2009, 2008 and 2007, respectively.

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

Net income (loss) for 2011, 2010 and 2009 was $(13,652,000), $(706,000), and $1,611,000, respectively.  The net income (loss) per share for 2011, 2010 and 2009 was $(7.64), $(0.40), and $0.90, respectively.  The diluted net income (loss) per share for the same time periods was $(7.64), $(0.40) and $0.90, respectively.  Return (loss) on average shareholders’ equity was (116.37%), (4.43%), and 9.98% in 2011, 2010 and 2009, respectively.  Return (loss) on average assets was (5.07%), (0.25%), and 0.55% in 2011, 2010 and 2009, respectively.

2011 vs. 2010

The increase in net loss in 2011 from 2010 levels can be attributed primarily to: (i) the decrease of $1.1 million or 9.08% in interest income from $12.4 million in 2010 to $11.3 million in 2011; (ii) the decrease in non-interest income of $4.4 million or 51.01% from $8.6 million in 2010 to $4.19 million in 2011; (iii) a $7.9 million provision for loan losses in 2011 whereas there was no provision for loan losses in 2010; and (iv) an increase in income tax provision of $4.8 million from a benefit of $1.4 million in 2010 to a provision of $3.4 million in 2011.  The increase in net loss was partially offset by decreases in expenses with non-interest expenses decreasing $3.6 million or 20.66% from $17.3 million in 2010 to $13.7 million in 2011 and interest expenses decreasing $1.6 million or 27.84% from $5.7 million in 2010 to $4.1 million in 2011.

Interest income decreased primarily because average interest-earning assets decreased $18.1 million or 7.44% from $243.5 million in 2010 to $225.4 million in 2011.  Interest expense decreased primarily because average interest-bearing liabilities decreased $9.3 million or 4.09% from $228.3 in 2010 to $219.0 in 2011 and the average rate paid decrease 62 basis points or 24.7% from 2.51% in 2010 to 1.89% in 2011.

The primary reasons for the decrease in non-interest income of $4.4 million or 51.0% from $8.6 million in 2010 to $4.2 million in 2011 are: (i) decreases in other income of $2.4 million; (ii) decrease in gain on sales of investment securities of $623,000; (iii) a decrease in service charges on deposit accounts of $87,000; and (iv) a gain of $1.5 million recognized in 2010 on the sale of merchant credit card processing accounts.  The decreases were partially offset by an increase in income from sales and servicing of Small Business Administration loans of $146,000.

The primary reasons for the decrease in non-interest expenses of $3.6 million or 20.66% from $17.3 million in 2010 to $13.7 million in 2011 are: (i) a decrease of $353,000 or 9.91% in salaries and benefits; (ii) a decrease in expenses of $1.9 million or 61.78% associated with the Corporation’s foreclosed assets; (iii) a decrease of $1.5 million or 36.82% in other general and administrative expense; (iv) an expense of $1.8 million that was recognized in 2010 in connection with a settlement with the FDIC that resulted from the issuance of various regulatory orders and the imposition of civil money penalties associated with the Bank’s card programs. The decreases were partially offset by increases of $1.3 million or 108.61% in litigation settlement expense; $709,000 in professional fees; and $134,000 in FDIC and State assessments.

2010 vs. 2009

The decrease in net income in 2010 from 2009 levels can be attributed primarily to: (i) the decrease of $2.8 million or 18.61% in interest income from $15.3 million in 2009 to $12.4 million in 2010; (ii) the decrease in non-interest income of $1.6 million or 15.48% from $10.1 million in 2009 to $8.6 million in 2010; and (iii) the increase in non-interest expenses of $4.3 million or 33.36% from $13.0 million in 2009 to $17.3 million in 2010.  The decrease in net income in 2010 from 2009 was partially offset by a decrease in interest expenses of $2,342,000, or 29.0%, a reduction of $3.4 million, or 100%, in the provision for loan losses, and an increase in income tax benefit of $712,000.

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments,

estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Corporation’s financial statements and accompanying notes.  Management believes that the judgments, estimates and assumptions used in preparation of the Corporation’s financial statements are appropriate given the factual circumstances as of December 31, 2011.

Various elements of the Corporation’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Corporation’s results of operations.  In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Corporation’s Consolidated Financial Statements to those judgments, estimates and assumptions that is critical to an understanding of the Corporation’s Consolidated Financial Statements.  This policy relates to the methodology that determines the allowance for loan and lease losses.  Management has discussed the development and selection of this critical accounting policy with the Audit Committee of the Board of Directors. Although Management believes the level of the allowance at December 31, 2011 is at an appropriate level and is adequate to absorb losses inherent in the loan portfolio, any number of factors, including a decline in the regional economy, may result in increasing losses that cannot reasonably be predicted at this time. For further information regarding the allowance for loan losses see “Provision and Allowance for Loan and Lease Losses,” and Note 7 to the Corporation’s audited Consolidated Financial Statements included elsewhere herein.

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

NET INTEREST INCOME

Net interest income, the difference between: (i) interest and fees earned on interest-earning assets, and (ii) interest paid on interest-bearing liabilities, is the most significant component of the Bank’s earnings.  Changes in net interest income from period to period result from increases or decreases in the average balances of the interest-earning assets and interest-bearing liabilities, the availability of particular sources of funds and changes in prevailing interest rates.

The following table summarizes the Corporation’s net interest income:

	Years Ended December 31,			Increase (Decrease)From Prior Year
	2011	2010	2009	2011/2010		2010/2009
				Amt	%	Amt	%
	(Dollars in thousands)
Interest Income	$11,293	$12,421	$15,262	$(1,128)	(9.08)	$(2,841)	(18.61)
Interest Expense	4,140	5,737	8,079	(1,597)	(27.84)	(2,342)	(28.99)
	$7,153	$6,684	$7,183	$469	7.02	$(499)	(6.95)

Net interest income increased $469,000 or 7.02% from 2010 to 2011.  Average interest-earning assets decreased 7.44%, while the average rate earned on the Bank’s interest-earning assets decreased 8 basis points, resulting in a decrease of $1,128,000 in total interest income.  Interest expense decreased $1,597,000, the result of a decrease of 4.09% in average interest-bearing liabilities, while the average rate paid decreased 62 basis points.

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

Average Balances, Interest Income and Expense, Rates and Yields

The following table shows the components of net interest income, setting forth for each of the three years ended December 31, 2011, 2010 and 2009: (i) average assets, liabilities and investments; (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities; (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities; (iv) the net interest spread (i.e., the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities); and (v) the net interest yield on average interest-earning assets (i.e., net interest income divided by average interest-earning assets).  Yields are computed on a tax-equivalent basis, resulting in adjustments to interest earned on non-taxable securities of $1,019,000, $1,071,000 and $1,027,000 in 2011, 2010 and 2009, respectively.  Interest income on loans includes loan fees of $455,000, $492,000 and $858,000 in 2011, 2010 and 2009, respectively.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

	As of and for the Years Ended December 31,
	2011			2010			2009
	Average		Yield/	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans	$155,710	$8,886	5.71%	$160,035	$9,641	6.02%	$169,853	$10,779	6.35%
Time deposits - in other banks	19,374	45	0.23%	24,860	58	0.23%	12,536	27	0.22%
Investment securities - taxable	5,058	93	1.84%	9,895	338	3.42%	37,936	2,171	5.72%
Investment securities - nontaxable	45,235	3,288	7.27%	48,701	3,454	7.09%	44,795	3,312	7.39%
Federal funds sold	—	—	0.00%	—	—	0.00%	—	—	0.00%
Total interest-earning assets	225,377	12,312	5.46%	243,491	13,491	5.54%	265,120	16,289	6.14%

Allowance for loan and lease losses	(3,168)			(3,349)			(2,723)
Non-interest bearing assets:
Cash and due from banks	4,216			4,945			6,714
Bank premises and equipment	4,544			4,938			4,889
Accrued interest receivable	1,182			1,340			1,590
Other assets	37,093			32,182			19,506
Total average assets	$269,424			$283,547			$295,096

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand	$16,501	$16	0.10%	$15,752	$15	0.10%	$14,707	$18	0.12%
Money market savings	1,875	4	0.21%	1,842	5	0.27%	1,425	3	0.21%
Savings deposits	12,069	49	0.41%	7,730	39	0.50%	5,856	29	0.50%
Time deposits >$100M	56,368	1,051	1.86%	66,459	1,616	2.43%	57,959	2,060	3.55%
Time deposits <$100M	95,170	1,502	1.58%	92,996	2,063	2.22%	95,712	3,389	3.54%
Other Borrowings	36,978	1,518	4.11%	43,530	1,999	4.59%	64,295	2,580	4.01%
Total interest-bearing liabilities	218,961	4,140	1.89%	228,309	5,737	2.51%	239,954	8,079	3.37%

Non-interest bearing liabilities:
Noninterest-bearing checking	33,315			33,905			31,414
Accrued interest payable	1,423			1,443			1,485
Other liabilities	3,814			3,944			6,089
Total Liabilities	257,513			267,601			278,942
Total shareholders’ equity	11,731			15,946			16,154
Total average liabilities and shareholders’ equity	$269,424			$283,547			$295,096

Net interest income		$8,172			$7,754			$8,210
Interest expense as a percentage of average earning assets			1.84%			2.36%			3.05%
Net yield on interest earning assets			3.63%			3.18%			3.10%
Net interest spread			3.57%			3.03%			2.77%

Rate and Volume Analysis

The following tables show the increase or decrease in interest income, interest expense and net interest income resulting from changes in rates and volumes for the year ended December 31, 2011 compared with the same period in 2010 and for the year ended December 31, 2010 compared with the same period in 2009:

	December 31, 2011 compared with December 31, 2010
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$(261)	$(494)	$(755)
Time deposits - in other banks	(13)	—	(13)
Investment securities - taxable	(165)	(80)	(245)
Investment securities - nontaxable	(246)	80	(166)
	(685)	(494)	(1,179)

Increase (decrease) in interest expense:
Interest-bearing demand	1	—	1
Money market savings	—	(1)	(1)
Savings deposits	22	(12)	10
Time deposits >$100M	(245)	(320)	(565)
Time deposits <$100M	48	(609)	(561)
Other Borrowing	(301)	(180)	(481)
	(475)	(1,122)	(1,597)
Increase (decrease) in net interest income:	$(210)	$628	$418

	December 31, 2010 compared with December 31, 2009
(dollars in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$(623)	$(515)	$(1138)
Time deposits - in other banks	27	4	31
Investment securities - taxable	(1,605)	(228)	(1,833)
Investment securities - nontaxable	289	(146)	143
	1,912	(885)	(2,797)

Increase (decrease) in interest expense:
Interest-bearing demand	1	(4)	(3)
Money market savings	1	1	2
Savings deposits	9	1	10
Time deposits >$100M	302	(746)	(444)
Time deposits <$100M	(96)	(1,229)	(1,325)
Other Borrowing	(833)	252	(581)
	(616)	(1,725)	(2,341)
Increase (decrease) in net interest income:	$(1296)	$840	$(456)

The affect of changes in the amount and mix of interest-eraning assets and interest-bearing liabilities is referred to as “volume change.”  The affect of changes in yields on interest-earning assets and rates paid on interest-bearing liabilities is referred to as “rate change.”

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

Although no assurances can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the level of the allowance is appropriate to provide for all estimated credit losses in light of all known relevant factors.  At the end of 2011, 2010 and 2009, the Bank’s allowance stood at 2.81%, 2.04%, and 2.12% of gross loans, respectively.  Provisions were made to the allowance for loan and lease losses in 2011 and 2009 of $7,860,000 and $3,368,000, respectively.  No provision was made to the allowance for loan and lease losses in 2010.  The primary reason no provision to the ALLL was made in 2010 was a decrease in the average loan balance of $9,818,000 resulting from the migration of loans to foreclosed assets and loan payoffs. Loans charged off in 2011, 2010 and 2009 totaled $6,703,000, $372,000 and $2,329,000, respectively.  Recoveries for these same periods were $4,000, $2,000, and $77,000, respectively.

The Bank’s non-performing (delinquent 90 days or more and on non-accrual) loans as a percentage of total loans were 3.86%, 7.99% and 4.85% as of the end of 2011, 2010 and 2009, respectively.  The significant increase in non-accrual loans is primarily attributable to the economic recession and the continued softening of the real estate market.

NON-INTEREST INCOME

The following table presents a summary of the noninterest income:

	Years ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Service charges on deposit accounts	$321	$408	$627
Gain on sale of investment securities	341	964	3,189
Merchant discount fees	1,359	3,676	4,495
Credit card programs fees	756	1,246	1,075
Gain on sale of merchant credit card processing accounts	50	1,500	—
Income from sales and servicing of SBA Loans	674	528	400
Miscellaneous Income	410	2	3
Other income	279	229	331

Totasl noninterest income	$4,190	$8,553	$10,120

Total noninterest income decreased $4,363,000 or 51.01% in 2011 when compared with 2010.  The decrease resulted from decreases in merchant discount fees of $2,317,000, gain on sale of merchant credit card processing accounts of $1,450,000, gain on sales of investment securities of $623,000, credit card program fees of $490,000, service charges on deposit accounts of $87,000; which was partially offset by increases in miscellaneous income of $408,000 and income from sales and servicing of Small Business Administration (SBA) loans of $146,000 and other income of $50,000.

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

There can be no assurance that the gains on sale of SBA loans will continue at or above the levels realized in the past three years.  The Small Business Administration has recently increased the guarantee fees borrowers must pay.  Increasing competition among lenders for qualified SBA borrowers may make it difficult for the Bank to continue to expand its program in this area, and may limit the level of premium that can be earned with regard thereto.

The following table presents a summary of activity in SBA loans for the years ended December 31:

(Dollars in thousands)	2011	2010	2009

SBA loans authorized	$2,940	$9,275	$8,393
SBA loans sold	$4,970	$4,128	$2,740

The following table presents a summary of income from sales and servicing of SBA loans for the years ended December 31:

(Dollars in thousands)	2011	2010	2009
Income from premium	$491	$349	$255
Income from servicing	193	179	145
Total income from sales and servicing of SBA loans	$684	$528	$400

NON-INTEREST EXPENSES

The following table presents a summary of non-interest expenses:

	Years ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Salaries and benefits	$3,208	$3,561	$3,091
Occupancy and equipment expense	1,020	1,031	1,030
Foreclosed assets, net	1,173	3,070	1,401
Professional fees	2,194	1,485	1,034
Data processing	245	252	292
Prepayment fees on borrowings	—	39	888
Fdic and state assessments	865	731	535
FDIC Settlement - card programs	—	1,800	—
Litigation settlement	2,374	1,138	—
Other general and admin. expenses	2,658	4,207	4,712
	$13,737	$17,314	$12,983

Salary and benefits expenses decreased $353,000 in 2011 due primarily to a vacancy in the Chief Lending Officer position and a vacancy in the commercial lending officer position, the elimination of four staff positions and a decrease of $42,000 in salary continuation/post retirement expenses; partially offset by an increase of $39,000 in recruitment expense.  Salary and benefits expense increased $470,000 in 2010 due primarily to a salary continuation expense of $56,000 compared to a credit of $184,000 in 2009, and increases in salary expenses of $131,000, employee benefits and taxes of $76,000 and employee training expenses of $25,000.

Occupancy and equipment expenses decreased $11,000 in 2011 due to a decrease in depreciation expense of $52,000 and a decrease of $18,000 in rental expense; partially offset by increases of $39,000 in storage expense, $5,000 in property taxes, $8,000 in equipment rental and $7,000 in maintenance and repairs.   Occupancy and equipment expenses in 2010 remained at the same level as in 2009.

Foreclosed asset expense decreased $1,897,000 in 2011 due primarily to modest improvement in real estate values.  Foreclosed asset expense increased $1,669,000 in 2010 due primarily to continued deterioration in real estate values.

Professional fees for 2011 increased $709,000 due primarily to increases of $816,000 in consultant and advisory fees, $133,000 in legal fees, $6,000 in audit fees; partially offset by a decrease of $246,000 in loan collection expenses.  The increase in legal fees was due to ongoing litigation (See “Item 3 Legal Proceedings” for further discussion).  The increase in consultant and advisory fees was due the use of consultants until qualified individuals could be hired to fill the Chief Lending Officer and commercial loan officer vacancies and to assist with meeting the requirements of the regulatory orders.  The decrease in collection expense was due primarily reduced collection activities when compared to the prior year.  The increase in audit fees was due to increased third-party reviews and additional reviews of compliance related matters.  Professional fees for 2010 increased $451,000 due primarily to increases of $208,000 in legal fees, $201,000 in audit fees and $42,000 in loan collection expenses.  The increases in legal fees and collection expenses were a result of increased collection expenses on loans and costs associated with legal proceedings.  The increase in audit fees was due to increased third-party reviews and additional reviews of compliance related matters.

Data processing expenses for 2011 decreased $7,000 due primarily to decreases in the number of customer accounts and transaction volumes processed.  Data processing expenses for 2010 decreased $40,000 as the Bank realized the full year benefit of a new data processing contract negotiated in 2009.

No prepayment fees on borrowings were paid in 2011.  Prepayment fees on borrowings in 2010 were $39,000 compared to $888,000 in 2009, a decrease of $849,000.

FDIC and state assessments for 2011 were $865,000 compared to $731,000 in 2010, an increase of $134,000.  FDIC and state assessments for 2010 were $731,000 compared to $535,000 in 2009, an increase of $137,000.  The increase in assessments in 2011 was due primarily to the decrease in the Bank’s average tangible equity.  The increase in assessments in 2010 was due primarily to increased FDIC insurance premium rates and the Bank’s risk-based capital level being lowered to “adequately capitalized” from “well capitalized” as a result of the issuance of various regulatory orders as more fully discussed under “ITEM 1. BUSINESS — REGULATION AND SUPRVISION - Regulatory Enforcement Powers” herein,

The Bank recognized an expense of $1,800,000 in 2010 relating to a settlement entered into with the FDIC that resulted in the issuance of a Consent Order, Order for Restitution and Order to Pay Civil Money Penalties by the FDIC.  The Consent Order, Order for Restitution and Order to Pay Civil Money Penalties are more fully discussed under “ITEM 1. BUSINESS — REGULATION AND SUPRVISION - Regulatory Enforcement Powers” herein,  After completion of the Bank’s restitution plans in 2011 it was determined that excess reserves in the amount of $402,000 had been established for consumer restitution.  The excess reserve amount was credited to miscellaneous income during the fourth quarter of 2011.

The Bank also recognized litigation settlement expense of $2,374,000 in 2011 which was incurred in connection with the resolution of a lawsuit which involved claims related to loan participations purchased from the Bank and sought rescission of the participation agreements and attorneys’ fees and costs.

The Bank also recognized litigation settlement expense of $1,138,000 in 2010 which was incurred in connection with the resolution of three lawsuits.  One lawsuit involved claims related to loan participations purchased from the Bank and sought rescission of the participation agreements or damages and attorneys’ fees and costs.  The parties reached a settlement of the claims raised in the litigation which resulted in a charge to earnings of $888,000.  Another lawsuit sought to foreclose a mechanic’s lien in connection with a single family residence financed by the Bank.  The Bank established a reserve equal to its estimated cost of settling the lawsuit.  The third lawsuit alleged violations of the Fair Debt Collections Act and the Minnesota Deceptive Trade Practices Act in connection with credit card mailings sent to approximately 6,500 persons in Minnesota. The Bank, Total Card, Inc., Tighorn Financial Services, L.L.C. dba New Horizons and an individual associated with Tighorn were named as defendants in the lawsuit.  The parties have reached a settlement of the claims raised in the litigation which resulted in the Bank recording a charge to earnings of $150,000.

Other general and administrative expense for 2011 totaled $2,658,000 compared with $4,207,000 for 2010, an decrease of $1,549,000.  Significant changes occurred in the following categories: (i) operating losses increased $137,000; (ii) information technology expenses increased $118,000; (iii) insurance expense increased $55,000; (iv) director fees increased $35,000; (v) miscellaneous expenses increased $30,000; (vi) business development expense increased $22,000; (vii) business credit card expenses decreased $32,000; (viii) telephone expense decreased $18,000; and (ix) donations decreased $14,000; (x) merchant credit card expense decreased $1,889,000 from 2010 to 2011, reflecting the sale of the Bank’s local merchant processing account portfolio in November of 2010.

Other general and administrative expense for 2010 totaled $4,207,000 compared with $4,712,000 for 2009, an decrease of $505,000.  Significant changes occurred in the following categories: (i) operational losses totaled $109,000 in 2010 compared to recoveries which totaled $174,000 in 2009; (ii) director fees increased $74,000; (iii) business credit card expenses increased $67,000; (iv) ATM expenses increased $46,000; (v) prepaid card expenses decreased $57,000; (vi) loan expenses decreased $56,000; (vii) credit card program expenses decreased $36,000; (viii) Poppy club account expenses decreased $25,000; (ix) bank security expenses decreased $18,000; (x) advertising expenses decreased $16,000 (xi) miscellaneous expenses decreased $15,000; (xii) merchant credit card processing expense declined $750,000 from 2009 to 2010.

INCOME TAXES (BENEFIT)

In 2011 a provision for federal and state income taxes was $3,398,000 compared to a tax benefit of $1,371,000 and $659,000 in 2010 and 2009, respectively.  This represents (33.14%) and 66.01% of the loss before taxes in 2011 and 2010, respectively, and 69.22% of income before taxes in 2009.  The provision of $3,398,000 in 2011 was the result of establishing a valuation allowance for the full amount of the deferred tax asset.  The decrease in the effective tax rate for 2009 is a direct result of the Bank’s investing in tax-exempt securities, increased taxable deductions for provisions to the allowance for loan and lease losses and recognition of a tax benefit for losses on trading assets.

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

LOANS

Loans, the largest component of earning assets, represented 69.09% of average interest-earning assets and 57.79% of average total assets during 2011, compared with 65.73% and 56.44%, respectively, during 2010 and compared to 64.07% and 57.56%, respectively, during 2009.  In 2011, average loans decreased 2.70% from $160,035,000 in 2010 to $155,710,000.  Average construction loans decreased $2,060,000 or 99.50%, average real estate loans decreased $4,189,000 or 3.48%, and average consumer loans decreased $771,000 or 75.95%; while average commercial loans increased $2,695,000 or 7.35%.

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

The Bank is the recognized leader for SBA lending in Monterey County.  Generally, SBA loans are guaranteed by the SBA for up to 85% of their principal amount, which can be retained in portfolio or sold to investors.  Such loans are made at floating interest rates, but generally for longer terms (up to 25 years) than are available on a conventional basis to small businesses.  The unguaranteed portion of the loans, although generally supported by collateral, is considered to be more risky than conventional commercial loans because they may be based upon credit standards the Bank would not otherwise apply, such as lower cash flow coverage, or longer repayment terms.

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

The following table presents the composition of the loan portfolio, including loans held for sale, at December 31 for each of the last five years:

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Commercial and industrial	$31,183	$33,993	$33,605	$29,887	$30,197
Construction	—	1,265	8,705	16,040	23,396
Real Estate	122,518	119,093	121,887	122,951	116,625
Consumer	223	512	2,746	966	876
Government guaranteed loans purchased	1	6	16	24	32
Total Gross Loans	153,925	154,869	166,959	169,868	171,126

Allowance for loan and lease losses	(4,320)	(3,159)	(3,529)	(2,413)	(2,028)
Deferred origination fees, net	(107)	(161)	(217)	(275)	(350)
Loans, net	$149,498	$151,549	$163,213	$167,180	$168,748

The following table shows the maturity distribution and repricing intervals of the Bank’s outstanding loans, excluding non-accrual loans, at December 31, 2011.  Balances of fixed rate loans are displayed in the column representative of the loan’s stated maturity date.  Balances for variable rate loans are displayed in the column representative of the loan’s next interest rate change.

	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial and industrial	$19,661	$7,758	$2,166	$29,585
Real Estate	33,783	57,809	26,746	118,338
Consumer	74	55	94	223
Government guaranteed loans purchased	1	—	—	1
Nonaccrual loans	—	—	—	5,778
Total Gross Loans	$53,519	$65,622	$29,006	$153,925

Loans with variable (floating) interest rates	$41,775	$2,044	$—	$43,819
Loans with predetermined (fixed) interest rates	11,745	63,577	29,006	104,328
Nonaccrual loans	—	—	—	5,778
	$53,519	$65,622	$29,006	$153,925

Loan Concentrations

The Corporation has a concentration in real estate secured loans.  At December 31, 2011, loans secured by real estate totaled $122,518,000, or 78.92% of the total loan portfolio, compared to $119,093,000, or 76.90%, at December 31, 2010.  While there is a concentration in real estate secured loans, the risk associated with that concentration is mitigated by the diversity of types of real estate held as collateral and the variety of businesses and individuals that are borrowers.  The Corporation’s lending is concentrated in its primary lending area of Monterey County, California with $128,964,000, or 83.07%, located in this area at December 31, 2011 compared to $128,421,000, or 82.92%, at December 31, 2010.

Concentration of loans for specific industries and their percentage of total loans at December 31, 2011 and 2010 are as follows:

	2011	2010
Accommodation and food	24.56%	24.73%
Real estate and rental and leasing	23.97%	16.50%
Finance and insurance	11.29%	9.07%
Professional, scientific, and technical services	11.15%	12.16%

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

The following table presents information with respect to loans which, as of the dates indicated, were past due 90 days or more or were placed on non-accrual status (referred to collectively as “non-performing loans”), loans classified as troubled debt restructurings and other real estate owned (“OREO”), which are foreclosed properties:

	As of December 31,
	2011	2010	2009	2008	2007
Accruing,
past due 90 days or more:

Real Estate	$—	$896	$—	$—	$—
Commercial	—	11	—	—	—
Consumer	—	—	—	—	—
Other	—	—	—	—	—
Total accruing	—	907	—	—	—

Troubled Debt Restructurings:

Performing loans classified as troubled debt restructurings (TDR) not in conformity with modified term	162	—	—	—	—

Nonaccrual Loans:

Real Estate	4,179	6,241	5,137	6,876	3,200
Commercial	1,599	5,219	2,943	215	41
Consumer	—	13	—	—	155
Other	—	—	—	—	—
Total nonaccrual	5,778	11,473	8,080	7,091	3,396
Total nonperforming loans	5,940	12,380	8,080	7,091	3,396
Foreclosed assets	28,722	28,825	14,333	7,364	—
Total nonperforming assets	$34,662	$41,205	$22,413	$14,455	$3,396

Total loans end of period	$153,925	$154,869	$166,959	$169,868	$171,126

Performing loans classified as troubled debt restructurings (TDR) in conformity with modified term	$10,400	$—	$—	$—	$—

Ratio of nonperforming loans to total loans at end of period	3.86%	7.99%	4.84%	4.17%	1.98%

Ratio of nonperforming assets to total loans and foreclosed assets at end of period	18.98%	22.43%	12.36%	8.16%	1.98%

Interest income of $763,000 and $263,000 for the years ended December 31, 2011 and 2010, was recognized on the non-accruing and restructured loans listed in the table above; whereas, interest income of $871,000 and $573,000 would have been recognized under their original terms.

Performing troubled debt restructurings, or TDRs, are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed above.

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

Management did not identify any loans on its watch list, which were not included in impaired or non-performing loans at December 31, 2011.  Management identified $10,289,000 of loans, net of the SBA guaranteed portion, on its watch list, which were not included in impaired or non-performing loans at December 31, 2010.

The Bank does not have any foreign loans or loans for highly leveraged transactions.

Summary of Loan Loss Experience

The following table reflects the activity in the Corporation’s allowance for loan and lease losses for the year ended December 31, 2011, 2010, 2009, 2008 and 2007:

	For the Year ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Average loans outstanding	$155,710	$160,035	$169,853	$166,960	$146,944

Total loans outstanding at end of the period	$153,925	$154,869	$166,959	$169,868	$171,126

Allowance, beginning of period	3,159	3,529	2,413	2,028	1,409

Loans charged off during period:
Commercial	3,207	372	358	187	249
Consumer	113	—	37	—	1
Real Estate	3,378	—	1,908	563	—
Other	5	—	26	—	—
Total charge offs	6,703	372	2,329	750	250

Recoveries during period:
Commercial	3	2	2	3	4
Real Estate	1	—	—	—	—
Consumer	—	—	75	—	—
Other	—	—	—	—	—
Total recoveries	4	2	77	3	4

Net Loans charged off during the period	6,699	370	2,252	747	246

Additions to allowance for possible loan losses	7,860	0	3,368	1,132	865

Allowance, end of period	$4,320	$3,159	$3,529	$2,413	$2,025

Ratio of net loans charged off to average loans outstanding during the period	4.30%	0.23%	1.33%	0.45%	0.17%

Ratio of allowance to total loans at end of period	2.81%	2.04%	2.12%	1.42%	1.19%

Ratio of nonperforming loans to allowance for loan losses at end of period	137.52%	391.78%	251.75%	293.82%	167.46%

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

Management believes that any breakdown or allocation of the allowance for loan losses into loan categories lends an appearance of exactness which does not exist, in that the allowance is utilized as a single allowance available for all loans. The allocation below should not be interpreted as an indication of the specific amounts of or loan categories in which future charge-offs may occur:

	December 31, 2011		December 31, 2010
	(Dollars in thousands)
	Amount	Percent of Loans in Catergory to Total Loans	Amount	Percent of Loans in Catergory to Total Loans
Commercial	$1,936	19.69%	$778	21.59%
Construction	—	0.00%	63	0.82%
Real Estate	2,328	79.60%	2,195	76.90%
Consumer	28	0.14%	6	0.32%
Other	13	0.57%	8	0.38%
Unallocated	15	N/A	109	N/A
Total	$4,320	100%	$3,159	100%

FUNDING SOURCES

Average deposits decreased 1.55% to $215,298,000 in 2011 from $218,684,000 in 2010.  In 2011 average certificates of deposit decreased 4.97%, average demand deposits decreased 1.74% and average interest checking, money market savings accounts as a group increased 20.22%.  Average certificates of deposit represented 70.39% of average deposits in 2011 compared with 72.92% in 2010.  Average interest checking, money market and savings accounts as a group were 14.14% of average deposits in 2011 compared with 11.58% in 2010.  Average demand deposits represented 15.47% of average deposits in 2011 compared with 15.50% in 2010.

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

The following table summarizes the distribution of average deposits and the average rates paid for the year ended December 31, 2011, 2010 and 2009:

	Average Deposits
	For the year ended		For the year ended		For the year ended
	December 31, 2011		December 31, 2010		December 31, 2009
	(Dollars in thousands)
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing checking	$33,315		$33,905		$31,414

Interest-bearing demand	$16,501	0.10%	$15,752	0.10%	$14,707	0.12%
Money market savings	1,875	0.21%	1,842	0.27%	1,425	0.21%
Savings deposits	12,069	0.41%	7,730	0.50%	5,856	0.50%
Time deposits >$100M	56,368	1.86%	66,459	2.43%	57,959	3.55%
Time deposits <$100M	95,170	1.58%	92,996	2.22%	95,712	3.54%
	181,983	1.44%	184,779	2.02%	175,659	3.13%
Total deposits	$215,298	1.22%	$218,684	1.71%	$207,073	2.66%

The following table sets forth the scheduled maturities of time deposits in denominations of $100,000 or greater at December 31, 2011:

Maturities of Time Deposits of $100,000 or more

At December 31, 2011

(Dollars in thousands)

Three months or less	$9,099
Over three months through six months	7,387
Over six months through twelve months	11,817
Over twelve months	20,176
$48,479

The Corporation has a line of credit with BMO Harris Bank N.A, (“BMO”), as successor to M & I Marshall & Ilsley Bank, in the amount of $3,000,000, at an interest rate equal to the one month LIBOR plus 3.75% with a floor rate of 6.50%, and a maturity date of October 30, 2011.  The line of credit is secured by a pledge of 100% of the common stock issued by the Bank.  At December 31, 2011 and 2010, $2,700,000, was advanced on the line.  At December 31, 2011 accrued and unpaid interest totaled $29,000.  Management is in discussion with BMO regarding a forebearance of principal and interest payments until 2013.

The loan agreement contains covenants requiring the Bank to maintain certain financial ratios.  At December 31, 2011 the Bank did not satisfy the following covenants:

Finanical Covenant	Required	Actual

Return on average assets	>= 0.75%	(4.98%)

Non-performing loans to total loans	<= 3%	3.86%

Capital Raios:

Tier 1 Risk Based Capital Ratio	>= 6%	7.16%

Total Risk Based Capital Ratio	>= 12%	8.43%

Tier 1 Leverage Ratio	>=9%	5.01%

Non-Performing Assets to Tangible Capital plus Loan Loss Reserve	< 115%	181.06%

BMO has in the past agreed to the issuance of forbearance agreements for the covenant defaults, most recently as of September 29, 2011 for the quarter ended March 31, 2011.  While it is anticipated that BMO will continue to forebear, no assurances can be given in that regard.  If BMO chooses not to forebear, it could potentially take possession of 100% of the outstanding common stock of the Bank, thereby leaving the Corporation insolvent.  Such a change in control, however, would require regulatory approval.

The Bank has lines of credit from the Federal Home Loan Bank (“FHLB”) of San Francisco and the Federal Reserve Bank with remaining available borrowing capacity on December 31, 2011 of $5,549,000 and $8,238,000, respectively.  The Federal Home Loan Bank line of credit has a maximum borrowing capacity of 15% of the Bank’s total assets, adjusted quarterly.  The FHLB line of credit is secured by a portion of the Bank’s real estate secured loans and securities at December 31, 2011.  At December 31, 2011, the total principal balance of pledged loans and securities was $44,733,000 and $370,000, respectively.  At December 31, 2010, the total principal balance of pledged loans and securities was $47,653,000 and $2,655,000, respectively.  The outstanding balance of FHLB borrowed funds was $23,000,000 and $25,000,000 at December 31, 2011 and 2010, respectively.

The following table provides information on six FHLB advances outstanding at December 31, 2011:

Amount	Rate	Funding Date	Maturity Date
$5,000,000	5.21%	07/30/07	07/30/12
3,000,000	4.85%	10/01/07	10/01/12
4,000,000	0.87%	01/31/11	01/31/13
5,000,000	1.75%	03/15/10	03/15/13
5,000,000	5.01%	09/18/07	09/18/14
1,000,000	7.72%	06/01/00	06/03/30
$23,000,000

The Bank has a letter of credit issued by FHLB of San Francisco in the amount of $700,000, which expired on February 17, 2012 which has MasterCard International Inc. as the beneficiary.  The letter of credit was replaced at maturity with cash collateral account in the amount of $200,000 held at another financial institution.

The Federal Reserve Bank discount window line is secured by a portion the Bank’s securities.  At December 31, 2011 and 2010 the total market value of securities pledged was $9,137,000 and $9,637,000, respectively. At December 31, 2011 and 2010 the remaining available credit on the line was $8,238,000, and $7,558,000, respectively. No advances were outstanding on the line at December 31, 2011 and 2010.

At December 31, 2009, the Bank had a loan from the Federal Reserve Bank in the amount of $10,000,000 with an interest rate of 0.50% and a maturity date of January 11, 2010.  At maturity, the loan was paid off with cash funds and funding from a new loan in the amount of $5,000,000 with the same terms and a maturity date of February 8, 2010.  The loan was paid off at maturity on February 8, 2010.

CAPITAL RESOURCES

The Corporation and the Bank maintain capital to comply with legal requirements, to provide a margin of safety for depositors and shareholders, and to provide for future growth and the ability to pay dividends.  At December 31, 2011, the Corporation’s shareholders’ equity was $3,596,000 versus $14,307,000 at December 31, 2010.  The Corporation paid no cash dividends in 2011, 2010 and 2009.  The Bank paid no cash dividends in 2011 and 2010, whereas a cash dividend totaling $500,000 was paid to the Corporation in 2009. The Bank currently is prohibited from paying and the Corporation has agreed not to accept cash dividends from the Bank absent prior regulatory authorization to do so.  The Corporation provided the Bank with a capital injection of $400,000 on December 31, 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Bank regulators may also impose higher capital requirements through the imposition of formal and informal regulatory actions. For example, the Bank is required under the terms of regulatory orders it became subject to in 2010 to maintain a Tier 1 leverage ratio and a Total Risk-Based capital ratio of 9% and 12%, respectively, which is higher than the minimum capital required to be “well-capitalized.” At December 31, 2011, the Bank’s leverage capital ratio was 5.01% which represents a capital shortfall of $10,416,000 in relation to the consent order. Its total risk-based capital ratio was 8.43%, which represents a capital shortfall of $6,512,000 in relation to the consent order.

In general, the risk-based capital guidelines provide detailed definitions of which obligations will be treated as capital, and assign different weights to various assets and off-balance sheet items, depending upon the perceived degree of credit risk associated with each asset.  Each asset is assigned to one of four risk-weighted categories.  For example, 0% for cash and unconditionally guaranteed government securities; 20% for deposits with other banks and fed funds; 50% for state bonds and certain residential real estate loans; and 100% for commercial loans and other assets.  Capital is categorized as either Tier 1 capital, consisting of common shareholders equity, qualifying perpetual preferred stock to certain limits, minority interests in equity accounts of consolidated subsidiary and trust preferred securities to certain limits, less goodwill and other intangibles, or Tier 2 capital, which consists of supplementary capital including allowance for possible credit losses to certain limits, certain preferred stock, eligible subordinated debt, and other qualifying instruments).  The guidelines also define and set minimum capital requirements (risk-based capital ratios).  All banks are required to maintain Tier 1 capital of at least 4% and total capital of 8.0% of risk-adjusted assets. However, as a result of the regulatory orders, the Bank is required to maintain a minimum Total Risk-Based capital ratio of 12.0%. The Bank had a Tier 1 capital to total risk-adjusted assets capital ratio of 7.16% and 12.73% at December 31, 2011 and 2010, respectively.  The Bank’s Tier 1 capital exceeds the minimum regulatory requirement by $5,766,000.  The Bank had a Total Risk-Based capital to risk-adjusted assets ratio of 8.43% and 13.99% at December 31, 2011 and 2010, respectively.  The Bank’s Total Risk-Based capital exceeds the minimum regulatory requirement by $779,000; however it represents a capital shortfall of $6,512,000 in relation to the heightened capital levels required by the regulatory orders.

The Tier 1 leverage capital ratio guidelines require a minimum leverage capital ratio of 4% of Tier 1 capital to total assets less goodwill. However, as a result of the regulatory orders, the Bank is required to maintain a minimum leverage capital ratio of 9.0%.  The Bank had a leverage capital ratio of 5.01% and 9.06% at December 31, 2011 and 2010, respectively.  The Bank’s Tier 1 leverage capital exceeds the minimum regulatory requirement by $2,624,000; however it represents a capital shortfall of $10,416,000 in relation to the heightened capital levels required by the regulatory orders..

As of December 31, 2011, the most recent notification from the FDIC categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action.  The Bank received such notification from the FDIC in 2010.  The FDIC and FRB have adopted capital adequacy guidelines for use in their examination and regulation of banks and bank holding companies.  If the capital of a bank or bank holding company falls below the minimum levels established by these guidelines, it may be denied approval to acquire or establish additional banks or non-bank businesses, or the FDIC or FRB may take other administrative actions.  The guidelines employ two measures of capital:  (1) risk-based capital and (2) leverage capital.

On March 27, 2003, the Corporation’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust I (“Trust I”) issued $3 million in cumulative Trust Preferred Securities.  The securities bear a floating rate of interest of 3.25% over the three month LIBOR rate, payable quarterly.  The effective rate at December 31, 2011 and 2010 was 3.65% and 3.54%, respectively.  Concurrent with the issuance of the Trust Preferred Securities, Trust I used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Corporation. The Corporation pays interest on the Junior Subordinated Debentures to Trust I, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities.  The Corporation has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters.  The Trust Preferred Securities will mature on April 7, 2033, but can be redeemed at par, in whole or in part, on any

January 7, April 7, July 7 or October 7 occurring after April 7, 2008.  The Corporation fully and unconditionally guarantees the obligations of Trust I, on a subordinated basis.

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

On November 13, 2003, the Corporation’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust II (“Trust II”) issued $5 million in cumulative Trust Preferred Securities.  The securities bear a floating rate of interest of 2.85% over the three month LIBOR rate, payable quarterly.  The effective rate at December 31, 2011 and 2010 was 3.28% and 3.14%, respectively. Concurrent with the issuance of the Trust Preferred Securities, Trust II used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Corporation. The Corporation pays interest on the Junior Subordinated Debentures to Trust II, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities. The Corporation has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters.  The Trust Preferred Securities will mature on November 8, 2033, but can be redeemed at par, in whole or in part, on any February 8, May 8, August 8 or November 8 occurring after November 8, 2008.  The Corporation fully and unconditionally guarantees the obligations of Trust II on a subordinated basis.

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

During the years ended December 31, 2011, 2010 and 2009, interest expense on the Junior Subordinated Debentures totaled $294,000, $288,000, and $328,000, respectively.  The amortization of the issuance cost totaled $6,000 for each year ended December 31, 2011, 2010 and 2009, respectively.

The Corporation exercised its rights in accordance with the indentures for Trust I and Trust II, respectively, to defer interest payments for an undetermined period of time, not to exceed twenty (20) consecutive quarterly payments.  The deferral of interest payments on Trust I was effective with the October 7, 2009 interest payment.  The accrued and unpaid interest totaled $297,000, $177,000 and $60,000 for each year ended December 31, 2011, 2010 and 2009, respectively. The deferral of interest payments on Trust II was effective with the November 8, 2009 interest payment.  The accrued and unpaid interest totaled $411,000, $237,000 and $65,000 for each year ended December 31, 2011, 2010 and 2009, respectively.

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

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to at least 15% of total assets (“primary liquidity”), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10% of assets.  In addition, it seeks to generally limit loans to not more than 110% of deposits.  Within these ratios, the Bank generally has excess funds available to invest on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s total liquidity at December 31, 2011, 2010 and 2009 was 22.09%, 23.72%, and 27.94%, respectively, while its average loan to deposit ratio for such years was 85.56%, 71.68% and 82.37%, respectively.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts, that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors.  Additionally, deposits on which a financial institution pays an interest rate significantly higher than prevailing rates are considered to be brokered deposits.  Federal law and regulation restricts banks from soliciting or accepting brokered deposits, unless the bank is well capitalized under Federal guidelines.  The Bank had brokered deposits totaling $14,754,000, $39,109,000 and $63,359,000 at December 31, 2011, 2010 and 2009, respectively, which represented 7.24%, 18.77% and 31.26%, respectively, of total deposits. None of the Bank’s brokered deposits paid an interest rate significantly higher than prevailing rates. The Bank has received notice from the FDIC that its capital classification has been designated as adequately capitalized; therefore the Bank is prohibited from accepting new or renewing any brokered deposits.  Further, the regulatory orders imposed on the Bank require the Bank to eliminate any reliance on brokered deposits.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the Federal Funds rate.  The model converts a fed funds rate change into rate changes for each major class of asset and liability, then simulates the Bank’s net interest margin based on the Bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  The following table shows the effect on net interest income of positive 100, 200, 300 and 400 basis point rate shocks and a negative 25 basis point rate shock at December 31, 2011.  The table only includes projections for a decrease of 25 basis points since the Federal Funds target rate is currently between 0% and 0.25%.

Rate Shock Increase (Decrease) in Basis Points	Percent Increase (Decrease) in Net Interest Income
(25)	0.3%
100	(0.3)%
200	0.1%
300	0.3%
400	0.6%

INVESTMENT SECURITIES

The Corporation maintains a trading account, at fair value, consisting of marketable securities.  At December 31, 2011 and 2010 the account value was $17,000 and $30,000, respectively.  In addition, the Corporation has investments in Northern California Bancorp Trust I of $93,000 and Northern California Bancorp Trust II of $155,000.  These are special-purpose trust subsidiaries which were formed to facilitate the issuance of trust preferred securities. All other investment securities are held by the Bank.

The following table sets forth the book and market value of investment securities as of December 31, 2011, 2010 and 2009:

	INVESTMENT PORTFOLIO MIX
	(Dollars in thousands)
	2011		2010		2009
	Book value	Market value	Book value	Market value	Book value	Market value
Available for sale:
Mortgage Backed Securities	$525	$524	$625	$653	$1,534	$1,490
State/Local Agency	39,539	41,269	43,788	41,571	53,000	53,074
U.S. government Agencies	—	—	2,000	2,002	7,988	7,849
	$40,064	$41,793	$46,413	$44,226	$62,522	$62,413

Other Securities
Federal Home Loan Bank stock, restricted	$2,502	$2,502	$2,987	$2,987	$3,360	$3,360
The Independent Bankers Financial Corporation	51	51	51	51	51	51
Northern California Bancorp, Inc. Trust I	93	93	93	93	93	93
Northern California Bancorp, Inc. Trust II	155	155	155	155	155	155
Visa, Inc Class “B” Stock	426	426	426	426	426	426
	$3,227	$3,227	$3,712	$3,712	$4,085	$4,085

The contractual maturities of investment securities as well as tax equivalent yields based on amortized cost of those securities at December 31, 2011 are shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. All investment securities are due after ten years.

	After ten years		Total
(Dollars in thousands)	Market Value	Yield	Market Value	Yield
Available-for-sale
Mortgage Backed Securities	$524	3.01%	$524	3.01%
State/Local Agency Securities	41,269	7.42%	41,269	7.42%
	$41,793	7.37%	$41,793	7.37%

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

OFF-BALANCE SHEET ARRANGEMENTS

The Bank has various “off-balance sheet” arrangements that might have an impact on its financial condition, liquidity, or results of operations. As of December 31, 2011 and 2010 the Bank had commitments to extend credit in the amount of $10,159,000 and $7,341,000, respectively.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements.

CONTRACTUAL OBLIGATIONS

The following table presents, as of December 31, 2011, the Corporation’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, or other similar carrying value adjustments.

(Dollars in thousands)	One Year or Less	After One to Three Years	After Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	$65,094	$—	$—	$—	$65,094
Time deposits	75,269	51,454	6,725	5,071	138,519
FHLB borrowing	8,000	14,000	—	1,000	23,000
Junior Subordinated Debt				8,241	8,241
Operating Leases	305	273	—	—	578
Standby Letter of Credit	700	—	—	—	700

(Dollars in thousands)
Commitments to extend credit:
Commercial and Industrial	8,359
Consumer	157
Real Estate	2,004
Revolving Home Equity and Credit Card	386

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

December 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Northern California Bancorp, Inc. and Subsidiary

Monterey, California

We have audited the accompanying consolidated balance sheets of Northern California Bancorp, Inc. and its wholly owned subsidiary, Monterey County Bank (collectively the Corporation), as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern California Bancorp, Inc. and its wholly owned subsidiary, Monterey County Bank, as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Hutchinson and Bloodgood LLP

Glendale, California

April 11, 2012

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

(Dollars in Thousands, Except Share Data)

	2011	2010
ASSETS
Cash and due from banks	$10,536	$16,400
Total cash and cash equivalents	10,536	16,400
Trading assets	17	30
Investment securities available for sale (AFS)	41,793	44,226
Other investments	3,227	3,712
Loans held for sale	1,471	3,937
Loans, net of allowance for loan losses of $4,320 in 2011 and $3,159 in 2010	148,027	147,612
Premises and equipment, net	4,427	4,802
Cash surrender value of life insurance	4,354	4,226
Foreclosed assets	28,722	28,825
Interest receivable and other assets	3,103	9,847
	$245,677	$263,617

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non interest-bearing demand	$31,331	$35,361
Interest-bearing demand	19,358	18,404
Savings	14,405	9,660
Time less than $100,000	90,040	81,302
Time of $100,000 or more	48,479	63,271
Total deposits	203,613	207,998
Federal Home Loan Bank (FHLB) borrowed funds	23,000	25,000
Revolving line of credit	2,700	2,700
Other borrowings	—	289
Interest payable and other liabilities	4,520	5,075
Junior subordinated debt securities	8,248	8,248
Total liabilities	242,081	249,310
Commitments and Contingencies (Notes 14, 17 and 18)
Shareholders’ equity
Common stock, no stated par value, authorized 50,000,000 shares, issued and outstanding: 1,785,891 shares at December 31, 2011 and 2010	5,094	5,094
Retained earnings (Accumulated deficit)	(3,265)	10,387
Accumulated other comprehensive income (loss)	1,767	(1,174)
Total shareholders’ equity	3,596	14,307
	$245,677	$263,617

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2011, 2010, and 2009

(Dollars in Thousands, Except Per Share Data)

	2011	2010	2009

Interest income
Loans and fee income on loans	$8,886	$9,641	$10,779
Investment securities	2,362	2,722	4,456
Federal funds sold	45	58	27
Total interest income	11,293	12,421	15,262

Interest expense
Interest-bearing transaction accounts	20	20	22
Savings and time deposit accounts	1,551	2,102	3,417
Time deposits in denominations of $100,000 or more	1,051	1,616	2,060
Notes payable and other borrowings	1,518	1,999	2,580
Total interest expense	4,140	5,737	8,079

Net interest income	7,153	6,684	7,183
Provision for loan losses	7,860	—	3,368
Net interest income (loss), after provision for loan losses	(707)	6,684	3,815

Non-interest income
Service charges on deposit accounts	321	408	627
Income from sales and servicing of Small Business Administration loans	674	528	400
Gain on sale of investment securities	341	964	3,189
Gain on sale of merchant credit card processing accounts	50	1,500	—
Other income	2,804	5,153	5,904
Total non-interest income	4,190	8,553	10,120

Non-interest expenses
Salaries and employee benefits	3,208	3,561	3,091
Occupancy and equipment	1,020	1,031	1,030
Foreclosed assets, net	1,173	3,070	1,401
Professional fees	2,194	1,485	1,034
Data processing	245	252	292
FHLB prepayment fees	—	39	888
FDIC/State assessments	865	731	535
FDIC Settlement - Card Programs	—	1,800	—
Litigation settlement	2,374	1,138	—
Other general and administrative	2,658	4,207	4,712
Total non-interest expenses	13,737	17,314	12,983

Income (loss) before income tax provision (benefit)	(10,254)	(2,077)	952
Income tax provision (benefit)	3,398	(1,371)	(659)

Net income (loss)	$(13,652)	$(706)	$1,611

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2011, 2010, and 2009

(Dollars in Thousands, Except Per Share Data)

	2011	2010	2009

Earnings (loss) per common share

Basic	$(7.64)	$(0.40)	$0.90

Diluted	$(7.64)	$(0.40)	$0.90

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2011, 2010, and 2009

(Dollars in Thousands, Except Share Data)

			Retained	Accumulated
			Earnings	Other
	Number of	Common	(Accumulated	Comprehensive
	Shares	Stock	Deficit)	Income (Loss)	Total

Balance at December 31, 2008	1,803,908	5,173	9,481	(302)	14,352

Comprehensive income:
Net income for the year	—	—	1,611	—	1,611
Change in net unrealized loss on AFS securities and other assets, net of reclassification adjustment and tax effect	—	—	—	272	272
Total comprehensive income					1,883

Stock repurchase	20,678	(84)	—	—	(84)
Balance at December 31, 2009	1,783,230	5,089	11,092	(30)	16,151

Comprehensive loss:
Net loss for the year	—	—	(706)	—	(706)
Change in net unrealized loss on AFS securities and other assets, net of reclassification adjustment and tax effect	—	—	—	(1,144)	(1,144)
Total comprehensive loss					(1,850)
Exercise of stock options	2,661	6	—	—	6
Balance at December 31, 2010	1,785,891	5,094	10,387	(1,174)	14,307

Comprehensive loss:
Net loss for the year	—	—	(13,652)	—	(13,652)
Change in net unrealized loss on AFS securities and other assets, net of reclassification adjustment and tax effect	—	—	—	2,941	2,941
Total comprehensive loss					(9,051)
Balance at December 31, 2011	1,785,891	$5,094	$(3,265)	$1,767	$3,596

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011, 2010, and 2009

(Dollars in Thousands)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(13,652)	$(706)	$1,611
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	313	365	332
Provision for loan losses	7,860	—	3,368
Provision for foreclosed asset losses	333	2,460	1,010
Realized gain on sales of available for sale securities and other investments, net	(341)	(964)	(3,189)
Gain on sale of merchant credit card processing accounts	(50)	(1,500)	—
Amortization of deferred loan fees, net	55	56	(75)
Net amortization (accretion) of securities	(84)	(83)	(595)
Deferred income tax expense (benefit)	3,397	(540)	(1,660)
Loss on sale of foreclosed assets	172	136	65
Increase in cash surrender value of life insurance	(128)	(129)	(128)
(Increase) decrease in assets:
Trading assets	13	123	208
Loans held for sale	2,466	(1,721)	(566)
Interest receivable	105	93	759
Other assets	2,267	(125)	(1,848)
Increase (decrease) in liabilities:
Interest payable	(72)	259	(559)
Other liabilities	(483)	46	(1,416)
Net cash provided (used) by operating activities	2,171	(2,230)	(2,683)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in time deposits with other financial institutions	—	—	3,500
Activity in available-for-sale securities
Sales	11,984	25,129	130,689
Maturities, prepayments, and calls	2,000	1,658	7,250
Purchases	(7,210)	(9,486)	(105,768)
Redemption (purchase) of stock investments, restricted	485	373	(263)
Net increase in loans	(7,915)	(1,508)	(12,458)
Proceeds from loan sales	—	4,578	2,740
Repurchase of loan participations sold	(2,620)	—	—
Proceeds from sale of foreclosed assets	3,064	2,435	4,303
Investment in real estate	(1,550)	(9,263)	(1,111)
Proceeds from sale of merchant credit card processing accounts	50	1,000	—
Proceeds from sale of equipment	157	34	—
Additions to bank premises and equipment	(95)	(292)	(253)
Net cash provided (used) by investing activities	(1,650)	14,658	28,629

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011, 2010, and 2009

(Dollars in Thousands)

	2011	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	$(4,385)	$5,576	$12,692
Proceeds from borrowings	4,000	5,289	50,000
Repayments on borrowings	(6,000)	(19,150)	(92,651)
Proceeds from exercise of stock options	—	6	—
Repurchase of common stock	—	—	(84)
Net cash used by financing activities	(6,385)	(8,279)	(30,043)

Net increase (decrease) in cash and cash equivalents	(5,864)	4,149	(4,097)

CASH AND CASH EQUIVALENTS, BEGINNING	16,400	12,251	16,348

CASH AND CASH EQUIVALENTS, ENDING	$10,536	$16,400	$12,251

SUPPLEMENTARY INFORMATION

Interest paid	$4,212	$5,477	$8,638

Income taxes paid	$—	$42	$768

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

In consolidating, the Corporation determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (VIE) under accounting principles generally accepted in the United States of America. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Corporation consolidates voting interest entities in which it has all, or at least a majority of, the voting interest.  As defined in applicable accounting standards, (VIEs) are entities that lack one or more of the characteristics of a voting interest entity.  A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.  The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE.  The Corporation’s wholly owned subsidiaries, Northern California Bancorp, Inc. Trust I and Northern California Bancorp, Inc. Trust II, are VIEs for which the Corporation is not the primary beneficiary.  Accordingly, the accounts of these entities are not included in the Corporation’s consolidated financial statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the allowance for losses on foreclosed assets, and the valuation of deferred tax assets for both regulatory purposes and accounting purposes.

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

December 31, 2011 and 2010

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the Bank’s intent not to sell the security; and (4) the lack of any need to sell the security before recovery of its cost basis.

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

December 31, 2011 and 2010

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

December 31, 2011 and 2010

Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans and Loan Fees (Continued)

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured or in process of collection.  Credit card loans and other personal loans are typically charged off no later than 180 days past due.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when the borrower’s financial condition has improved and future payments are reasonably assured.

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

The provision and the level of the allowance are evaluated on a regular basis by management and are based upon management’s periodic review of the collectability of the loans in light of historical experience, known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant change.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans and foreclosed assets. Such agencies may require the Bank to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.  Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Loan losses are charged against the allowance when management believes the collectability of the loan balance is unlikely.  Subsequent recoveries, if any, are credited to the allowance.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)

The allowance consists of specific and general components.  The specific component relates to loans that are considered impaired.  For such loans an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than that of the carrying value of that loan.  The general component covers un-impaired loans and is based on historical loss experience adjusted for qualitative factors.

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

The Bank’s loan portfolio is segregated into the following portfolio segments:

Construction and Land Loans. This portfolio segment consists of one-to-four residential construction loans, commercial real estate construction loans, loans for the development of building lots and loans secured by vacant land.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 1.   Summary of Significant Accounting Policies  (Continued)

Allowance for Loan Losses  (continued)

One-to Four-Family First Liens.  This portfolio segment consists of first mortgage loans and home equity second mortgage loans secured by one-to four-family owner occupied residential properties located in the Bank’s market area.

One-to Four-Family Junior Liens.  This portfolio segment consists of loans secured by junior liens on one-to-four family properties.  Such lending involves additional risks, since the lien position is junior to higher priority liens.

Commercial Real Estate Loans.  This portfolio segment includes loans secured by commercial real estate, including multi-family dwellings. Loans secured by commercial real estate generally have larger loan balances and more credit risk than one-to four-family mortgage loans. The increased risk is the result of several factors, including the concentration of principal in a limited number of loans and borrowers, the impact of local and general economic conditions on the borrower’s ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans.

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

Small Business Administration (SBA) Guaranteed Loans. This portfolio segment includes loans to small businesses which qualify the SBA’s loan guarantee program.  Borrowers must meet certain SBA guidelines in order to qualify for the program.  SBA loans generally have a higher risk factor than traditional commercial and industrial loans since their purpose is to finance small businesses that may not qualify for conventional financing.

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

December 31, 2011 and 2010

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

Troubled Debt Restructurings

A troubled debt restructuring is a loan which the Corporation, for reasons related to a borrower’s financial difficulties, grants a concession to a borrower that the Corporation would not otherwise consider. A loan restructuring may take the form of a reduction in the stated interest rate, an extension of the maturity at an interest rate below market, or a reduction in the face amount of the debt or accrued interest, among others. Loans that are renewed at below-market terms are considered to be troubled debt restructurings if the below-market terms represent a concession due to the borrower’s troubled financial condition. Troubled debt restructurings are classified as impaired loans and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception of the loan. If the loan is considered to be collateral dependent, impairment is measured based on the fair value of the collateral.

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

December 31, 2011 and 2010

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

It is general practice to charge the cost of maintenance and repairs to the statement of operations when incurred; major expenditures for betterments are capitalized and depreciated.

Bank Owned Life Insurance

The Bank has purchased life insurance policies on certain key executives. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

December 31, 2011 and 2010

Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Transfers of Financial Assets (continued)

and 3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

The Bank, from time to time, sells participation interests in loans. In order to recognize the transfer of a portion of a financial asset as a sale, the transferred portion and any portion that continues to be held by the transferor must represent a participating interest, and the transfer of the participating interest must meet the conditions for surrender of control. To qualify as a participating interest (i) each portion of a financial asset must represent a proportionate ownership interest in an entire financial asset, (ii) from the date of transfer, all cash flows received from the entire financial asset must be divided proportionately among the participating interest holders in an amount equal to their share of ownership, (iii) the transfer must not involve recourse (other than standard representation and warranties) to, or subordination by, any participating interest holder, and (iv) no party has the right to pledge or exchange the entire financial asset. If the participating interest or surrender of control criteria are not met, the transaction is accounted for as a secured borrowing arrangement.

Stock-Based Compensation Plans

The cost relating to stock-based compensation is measured at the grant-date fair value of the equity instruments issued. Cost is recognized over the required service period, generally defined as the vesting period. The Corporation uses the Black-Scholes option pricing model to estimate the fair value of stock options.

Earnings per share

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method.  The weighted average number of shares outstanding for basic earnings per share amounted to 1,785,891 for 2011, 1,785,359 for 2010, and 1,791,218 for 2009.  The weighted average number of shares outstanding for dilutive earnings per share amounted to 1,785,891 for 2011, 1,785,359 for 2010, and 1,795,764 for 2009.  The Corporation paid no cash dividends in 2011, 2010 and 2009.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-02, Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, in April 2011.  The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor.  They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Corporation has adopted ASU 2011-02 and included the required disclosures in its consolidated financial statements.

FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, in May 2011.  This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS).  The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application.  Early application is not permitted.  The Corporation is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

FASB issued ASU 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income, in June 2011.  The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The amendments do not change the items that must be reported in other comprehensive

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share.  The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011.  Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures.  The Corporation is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

The U.S. Securities and Exchange Commission (SEC) issued Final Rule No. 33-9250, Technical Amendments to Commission Rules and Forms related to the FASB’s Accounting Standards Codification, in August 2011.  The SEC has adopted technical amendments to various rules and forms under the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Company Act of 1940.  These revisions were necessary to conform those rules and forms to the FASB Accounting Standards Codification.  The technical amendments include revision of certain rules in Regulation S-X, certain items in Regulation S-K, and various rules and forms prescribed under the Securities Act, Exchange Act and Investment Company Act.  The Release was effective as of August 12, 2011.  The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

FASB issued ASU 2011-12, Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, in December 2011.  The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Corporation is currently assessing the impact that ASU 2011-12 will have on its consolidated financial statements.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

Advertising costs are charged to operations when incurred.  The amount expensed for advertising for the years ended December 31, 2011, 2010, and 2009 was $68,000, $64,000, and $80,000, respectively.

Reclassification

Certain amounts have been reclassified in the 2010 and 2009 financial statements to conform to the 2011 presentation with no changes to previously reported income (loss) or shareholders’ equity.

Note 2.   COMPREHENSIVE INCOME (LOSS)

Accounting principles generally accepted in the United States require that recognized revenue, expenses, gains, and losses be included in net income (loss).  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income (loss), are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects for the years ended December 31, are as follows:

	2011	2010	2009
	(Dollars in thousands)
Unrealized holding gains (losses) on available for sale securities and other assets, net	$3,282	$(1,118)	$3,685
Reclassification adjustment for gains realized in income	(341)	(964)	(3,189)
Net unrealized gains (losses)	2,941	(2,082)	496
Tax effect	—	938	(224)

Other comprehensive gain (loss) net of tax	$2,941	$(1,144)	$272

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 2.   COMPREHENSIVE INCOME (LOSS) (Continued)

The components of accumulated other comprehensive income (loss) and related tax effects as of December 31 are as follows:

	2011	2010
	(Dollars in thousands)
Unrealized holding gains (losses) on available for sale securities	$1,728	$(2,187)
Unrealized holding gains on available for sale asset strip receivable	39	53
Tax effect	—	960

Net-of-tax amount	$1,767	$(1,174)

Note 3.   CASH AND DUE FROM BANKS

The Bank is required to maintain aggregate reserves (in the form of cash and deposits with the Federal Reserve Bank) to satisfy federal regulatory requirements.  At December 2011 and 2010, the Bank met these requirements by maintaining reserve balances of $1,067,000 and $1,030,000, respectively.

Note 4.   TRADING ASSETS

At December 31, 2011 and 2010, the Corporation’s trading assets consisted of marketable equity securities in the amount of $17,000 and $30,000, respectively.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 5.   INVESTMENT SECURITIES AND OTHER INVESTMENTS

The following is a comparison of amortized cost and approximate fair value of investment securities at December 31:

	2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities Available for Sale
Mortgage Backed Securities	$525	$—	$(1)	$524
State/Local Agency Securities	39,539	1,798	(68)	41,269

Total securities available for sale	$40,064	$1,798	$(69)	$41,793

	2,011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Other Investments at Cost
Federal Home Loan Bank stock, restricted	$2,502	$—	$—	$2,502
Independent Bankers Financial Corporation	51	—	—	51
Visa, Inc Class “B” Stock	426	—	—	426
Northern California Bancorp, Inc. Trust I	93	—	—	93
Northern California Bancorp, Inc. Trust II	155	—	—	155
	$3,227	$—	$—	$3,227

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 5.   INVESTMENT SECURITIES AND OTHER INVESTMENTS (Continued)

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

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 5.   INVESTMENT SECURITIES AND OTHER INVESTMENTS (Continued)

The amortized cost and fair value of debt securities by contractual maturity date at December 31, 2011 follows:

	Available for Sale
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)

Due after ten years	40,064	41,793

	$40,064	$41,793

Proceeds from maturity and sales of investment securities for the years ended December 31, 2011, 2010, and 2009 were $13,984,000, $26,787,000, and $137,939,000, respectively.  Realized gains for the years ended December 31, 2011, 2010, and 2009 were $341,000, $964,000, and $3,189,000, respectively.

As a member of the Federal Home Loan Bank (FHLB) system, the Bank is required to maintain an investment in FHLB stock in an amount equal to the greater of 1% of its outstanding mortgage loans or 5% of advances from the FHLB. No ready market exists for FHLB stock, and it has no quoted market value. FHLB stock is evaluated for impairment based on an estimate of the ultimate recoverability of par value.  As of December 31, 2011 and 2010, the Bank had advances from the FHLB totaling $23,000,000 and $25,000,000, respectively.

At December 31, 2011 and 2010, U.S. Government and Mortgage Backed obligations with a carrying value of $524,000 and $2,655,000, respectively, were pledged to secure advances from the FHLB.

At December 31, 2011 and 2010 State/Local Agency obligations with a carrying value of $9,137,000 and $9,637,000, respectively, were pledged to secure loans from the Federal Reserve Bank.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 5.   INVESTMENT SECURITIES AND OTHER INVESTMENTS (Continued)

Information pertaining to securities with gross unrealized losses at December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)
Securities Available for Sale:
State/Local Agency Securities	524	(1)	2,231	(68)	2,755	(69)

Total	$524	$(1)	$2,231	$(68)	$2,755	$(69)

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

Management evaluates securities for other-than-temporary impairment at a minimum on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the Bank’s intention not to sell the security; and (4) the lack of any need to sell the security before recovery of its cost basis.

On December 31, 2011, 5 securities had an unrealized loss with aggregate depreciation of 0.17% from the Bank’s amortized cost basis. On December 31, 2010, 75 securities had an unrealized loss with aggregate depreciation of 6.56% from the Bank’s amortized cost basis. The unrealized losses relate securities issued by state and local government agencies.  All such securities are

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 5.   INVESTMENT SECURITIES AND OTHER INVESTMENTS (Continued)

deemed to be investment grade as determined either by Moody or Standard and Poor’s or for unrated securities, by an independent consultant.  Based on this, as well as the factors stated in the previous paragraph, no decline is deemed to be other-than-temporary.

Note 6.   SALES AND SERVICING OF SBA LOANS

A summary of the activity of SBA loans for the years ended December 31 follows:

	2011	2010	2009
	(Dollars in thousands)

SBA loans originated	$2,940	$9,275	$8,393

SBA loans sold	$4,970	$4,128	$2,740

A summary of income from SBA loans sold for the years ended December 31 is as follows:

	2011	2010	2009
	(Dollars in thousands)

Income from premiums	$491	$349	$255
Income from servicing	193	179	145

Total SBA sales and servicing income	$684	$528	$400

Other borrowings of $289,000 at December 31, 2010 arose from the sale of the guaranteed portion of SBA loans which are subject to recourse provisions.  Upon receiving three consecutive monthly payments from the borrower, the recourse provisions terminated, the transfers of the loans were recorded as sales, and the secured other borrowing amounts were extinguished.  The Small Business Administration eliminated the recourse provisions in February 2011.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 7.   LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of loan balances at December 31 follows:

	2011	2010
	(Dollars in thousands)

Commercial and industrial	$22,630	$22,217
Construction and land	9,064	14,788
Real Estate - commercial	69,824	62,854
Real Estate - residential	43,630	42,716
Consumer	223	489
SBA - unguaranteed portion held for investment	4,088	5,351
SBA - guaranteed portion	3,586	5,864
Other	880	590
Total	153,925	154,869
Allowance for loan losses	(4,320)	(3,159)
Deferred origination fees, net	(107)	(161)

Loans, net	$149,498	$151,549

Loans held for sale totaled $1,471,000 and $3,937,000 at December 31, 2011 and 2010, respectively, and are included in the SBA guaranteed portion above.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 7.   LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following presents an analysis of credit quality indicators by loan class at December 31, 2011:

Credit Quality Indicators (by class)

As of December 31, 2011

	Grade
	Pass	Special Mention	Substandard	Doubtful	Total

Construction and land:
Land	$7,668	$—	$1,396	$—	$9,064

One to four residential:
First liens	34,049	—	3,749	—	37,798
Junior liens	4,788	163	881	—	5,832

Commercial real estate:
Owner occupied	25,138	—	5,436	—	30,574
Non-owner occupied	36,865	—	2,385	—	39,250

Commercial and industrial:
Secured	10,702	—	1,337	—	12,039
Unsecured	10,192	—	50	349	10,591

Consumer	189	—	34	—	223

SBA:
SBA, unguaranteed portion held for investment	3,917	—	171	—	4,088
SBA, guaranteed portion	2,337	—	85	1,164	3,586

Other	880	—	—	—	880

Total	$136,725	$163	$15,524	$1,513	$153,925

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 7.   LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following presents an analysis of credit quality indicators by loan class at December 31, 2010:

As of December 31, 2010

Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Grade
	Pass	Special Mention	Substandard	Doubtful	Total

Construction and land:
One to four family residential	$—	$—	$—	$—	$—
Commercial real estate	—	—	1,265	—	1,265
Land	8,837	—	4,686	—	13,523

One to four residential:
First liens	32,691	—	4,610	—	37,301
Junior liens	4,790	162	463	—	5,415

Commercial real estate:
Owner occupied	25,818	3,693	—	—	29,511
Non-owner occupied	31,947	500	896	—	33,343

Commercial and industrial:
Secured	13,071	658	3,339	—	17,068
Unsecured	5,149	—	—	—	5,149

Consumer	363	113	13	—	489

SBA:
SBA, unguaranteed portion held for investment	4,782	11	418	140	5,351
SBA, guaranteed portion	4,256	—	713	895	5,864

Other	590	—	—	—	590

Total	$132,294	$5,137	$16,403	$1,035	$154,869

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 7.   LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table sets forth an aging analysis of past due loans by loan class at December 31, 2011:

							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

Construction and land:
Land	$2,498	$—	$196	$2,694	$6,370	$9,064	$—

One to four residential:
First liens	415	192	—	607	37,191	37,798	—
Junior liens	—	163	—	163	5,669	5,832	—

Commercial real estate:
Owner occupied	—	—	—	—	31,918	31,918	—
Non-owner occupied	—	—	851	851	37,055	37,906	—

Commercial and industrial:
Secured	69	—	—	69	11,969	12,038	—
Unsecured	—	—	—	—	10,592	10,592	—

Consumer	—	—	—	—	223	223	—

SBA:
SBA, unguaranteed portion held for investment	15	—	—	15	4,073	4,088	—

SBA, guaranteed portion	—	—	1,249	1,249	2,337	3,586

Other	—	—	—	—	880	880	—

Total	$2,997	$355	$2,296	$5,648	$148,277	$153,925	$—

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 7.   LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table sets forth an aging analysis of past due loans by loan class at December 31, 2010:

Age Analysis of Past Due Loans (by class)
As of December 31, 2010

							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

Construction and land:
One to four family residential	$—	$—	$—	$—	$—	$—	$—
Commercial real estate	`	—	1,265	1,265	—	1,265	—
Land	—	265	1,922	2,187	11,336	13,523	—

One to four residential:
First liens	1,924	—	2,763	4,687	32,614	37,301	—
Junior liens	97	162	25	284	5,131	5,415	—

Commercial real estate:
Owner occupied	—	—	—	—	29,511	29,511	—
Non-owner occupied	635	—	896	1,531	31,812	33,343	896

Commercial and industrial:
Secured	1,095	360	3,164	4,619	12,449	17,068	—
Unsecured	401	300	—	701	4,448	5,149	—

Consumer	—	100	13	113	376	489	—

SBA:
SBA, unguaranteed portion held for investment	228	43	459	730	4,621	5,351	11

SBA, guaranteed portion	51	—	1,608	1,659	4,205	5,864

Other	—	—	—	—	590	590	—

Total	$4,431	$1,230	$12,115	$17,776	$137,093	$154,869	$907

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 7.   LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans by portfolio segment, and the related allowance for loan loss for each segment, are presented below as of December 31, 2011 and 2010. Loans and the allowance for loan losses are further segregated by impairment methodology.

	2011
	Loan Balance			Allowance for Loan & Lease Losses:
	Individually evaluated for impairment	Collectively evaluated for impairment	Balance	Individually evaluated for impairment	Collectively evaluated for impairment	Balance

Construction and Land	$3,894	$5,170	$9,064	$14	$130	$144

One to Four Residential:

First lien	$3,749	$34,049	$37,798	$392	$558	$950

Junior lien	$1,044	$4,788	$5,832	$88	$409	$497

Commercial real estate	$8,208	$61,616	$69,824	$352	$385	$737

Commercial and Industrial	$1,736	$20,894	$22,630	$386	$1,104	$1,490

Consumer	$34	$189	$223	$26	$2	$28

SBA - unguaranteed portion	$171	$3,917	$4,088	$78	$368	$446

SBA - guaranteed portion	$1,249	$2,337	$3,586	$—	$—	$—

Other	$—	$880	$880	$—	$13	$13

Unallocated					$15	$15

Total	$20,085	$133,840	$153,925	$1,336	$2,984	$4,320

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 7.   LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	2010
	Loan Balance			Allowance for Loan & Lease Losses:
	Individually evaluated for impairment	Collectively evaluated for impairment	Balance	Individually evaluated for impairment	Collectively evaluated for impairment	Balance

Construction and Land	$3,453	$11,335	$14,788	$93	$278	$371

One to Four Residential:

First lien	2,763	34,538	37,301	43	439	482

Junior lien	25	5,390	5,415	1	418	419

Commercial real estate	—	62,854	62,854	—	985	985

Commercial and Industrial	3,164	19,053	22,217	33	277	310

Consumer	13	476	489	3	3	6

SBA - unguaranteed portion	447	4,904	5,351	120	349	469

SBA - guaranteed portion	1,608	4,256	5,864	—	—	—

Other	—	590	590	—	8	8

Unallocated					109	109

Total	$11,473	$143,396	$154,869	$293	$2,866	$3,159

Loans evaluated individually for impairment have been classified as substandard or doubtful at December 31, 2011 and 2010.  Loans evaluated collectively for impairment consist of all loans in the portfolio which are not impaired.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 7.   LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table summarizes loans on nonaccrual status by loan class at December 31, 2011 and 2010:

	2011	2010
Construction and land:
Commercial real estate	$—	$1,265
Land	2,695	2,188

One to four residential:
First liens	—	2,763
Junior liens	634	25

Commercial real estate:
Non-owner occupied	851	—

Commercial and industrial:
Secured	—	3,164
Unsecured	349	—

Consumer	—	13

SBA:
SBA, unguaranteed portion held for investment	—	447

SBA guaranteed protion	1,249	1,608

Total	$5,778	$11,473

Loans past due greater than 90 days totaled $2,296,000 compared to total nonaccrual loans of $5,778,000 at December 31, 2011.  The difference of $3,482,000 was due to three loans which were past due less than 90 days but were classified as nonaccrual.

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

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 7.   LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table summarizes the Bank’s investment in loans for which impairment has been recognized as of and for the year ended December 31, 2011 and 2010, respectively.

	2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Construction and land:
Land	$3,698	$4,435	$—	$2,838	$89
Commercial Real Estate:
Non-owner occupied	1,534	2,178	—	1,704	66
One to four residential:
First Liens	—	—	—	1,372	4
Junior Liens	634	1,025	—	582	33
Commercial and industrial:
Secured	124	2,785	—	2,734	—
Consumer	—	13	—	2	—
SBA:
SBA, unguaranteed portion held for investment	—	391	—	195	—

SBA. guaranteed portion	1,249	1,366	—	1,397	—

With an allowance recorded:
Construction and land:
Land	196	215	14	201	—
One to four residential:
First Liens	3,749	4,446	392	1,716	200
Junior Liens	410	522	88	71	23
Commercial Real Estate:
Owner occupied	934	934	168	3	57
Non-owner occupied	5,740	5,832	184	3,486	245
Commercial and industrial:
Secured	1,612	1,612	386	316	17
Consumer	34	34	26	—	1
SBA:
SBA, unguaranteed portion held for investment	171	171	78	—	27

Total:
Construction and land	$3,894	$4,650	$14	$3,039	$89
One to four residential First Lien	3,749	4,446	392	3,088	204
One to four residential Junior Lien	1,044	1,547	88	653	56
Commercial real estate owner occupied	934	934	168	3	57
Commercial real estate non-owner occupied	7,274	8,010	184	5,190	311
Commercial and industrial	1,736	4,397	386	3,050	17
Consumer	34	47	26	2	1
SBA Unguaranteed portion	171	562	78	195	27
SBA Guaranteed portion	1,249	1,366	—	1,397	—
	$20,085	$25,959	$1,336	$16,617	$762

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 7.   LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Construction and land:
One to four family residential	$—	$—	$—	$118	$—
Land	1,660	1,660	—	709	20
One to four residential:
First Liens	1,953	1,953	—	1,466	47
Junior Liens	—	—	—	35	—
Commercial and industrial:
Secured	3,000	3,000	—	115	95
SBA:
SBA, unguaranteed portion held for investment	57	57	—	8	15

SBA. guaranteed portion	1,608	1,608	—	1,806	—

With an allowance recorded:
Construction and land:
Commercial real estate	1,265	1,265	63	3	31
Land	528	528	30	528	—
One to four residential:
Fisrt Liens	810	810	43	24	28
Junior Liens	25	25	1	3	—
Commercial and industrial:
Secured	164	164	33	21	15
Consumer	13	13	3	4	1
SBA:
SBA, unguaranteed portion held for investment	390	416	120	779	11

Total:
Construction and land	$3,453	$3,453	$93	$1,358	$51
One to four residential Fist Lien	2,763	2,763	43	1,490	75
One to four residential Junior Lien	25	25	1	38	—
Commercial and industrial	3,164	3,164	33	136	110
Consumer	13	13	3	4	1
SBA Unguaranteed portion	447	473	120	787	26
SBA Guaranteed portion	1,608	1,608	—	1,806	—
	$11,473	$11,499	$293	$5,619	$263

Average recorded investment is computed by multiplying the recorded investment by the number of days during the year that the loan was impaired, then dividing that result by 365.

No funds are committed to be advanced in connection with impaired loans as of December 31, 2011 and 2010.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 7.   LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

As of December 31, 2011 twenty four loans totaling $14,942,000, which are well secured and paying in accordance with the terms of the loan agreement, were still accruing interest.  As of December 31, 2010 two loans totaling $907,000, which are well secured and in the process of collection, were past due 90 days or more and still accruing interest.

Loans modified in a troubled debt restructuring (TDR) totaled $11.2 million as of December 31, 2011. No loans were modified in a TDR at 2010.  A modification of a loan constitutes a TDR when the Bank for economic or legal reasons related to a borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. There were no commitments to lend additional funds on loans modified in a TDR as of December 31, 2011.

The Bank offers various types of concessions when modifying a loan or lease, however, forgiveness of principal is rarely granted.  Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans.  Additional collateral, a co-borrower, or a guarantor is often requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor.  Construction loans modified in a TDR may also involve extending the interest-only payment period.  Residential mortgage loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs for a period of time, normally two years. During that time, the borrower’s entire monthly payment is applied to principal.  After the lowered monthly payment period ends, the borrower reverts back to paying principal and interest per the original terms with the maturity date adjusted accordingly.  Land loans are typically structured as interest-only monthly payments with a balloon payment due at maturity. Land loans modified in a TDR typically involve extending the balloon payment by one to three years, changing the monthly payments from interest-only to principal and interest, while leaving the interest rate unchanged.

Loans modified in a TDR have in some cases had partial charge-offs already taken against the outstanding loan balance.  Loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 7.  LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following presents by class, information related to loans modified in a TDR during the year ended December 31, 2011.

	Loans Modified as a TDR During the Year Ended December 31, 2011
	Number of Loans	Balance Prior to Modification	Balance After Modification	Increase in Allowance (as of period end)
	(Dollars in thousands)
Construction and land:
Land	1	$1,200	$1,200	$—

One to four residential:
First liens	2	3,197	2,500	161
Junior liens	2	910	797	43

Commercial real estate:
Non-owner occupied	2	4,874	5,656	37

Commercial and industrial:
Secured	1	1,052	1,044	47

	8	$11,233	$11,197	$288

No loans modified in a TDR defaulted during the year ended December 31, 2011, and within twelve months of their modification date. A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 7.   LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table summarizes the Bank’s allowance for loan losses activity by loan category as of December 31, 2011.

	Beginning Balance	Loan Charged Offs	Recoveries	Provision for Losses	Ending Balance
	(Dollars in thousands)
Construction and Land	$371	$1,333	$—	$1,106	$144
One to Four Residential:
First lien	482	781	—	1,249	950
Junior lien	419	1,226	1	1,303	497
Commercial real estate	985	38	—	(210)	737
Commercial and Industrial	310	2,711	—	3,891	1,490
Consumer	6	113	1	134	28
SBA - unguaranteed portion	469	496	2	471	446
Other	8	5	—	10	13
Unallocated	109	—	—	(94)	15
Total	$3,159	$6,703	$4	$7,860	$4,320

The following table summarizes the Bank’s allowance for loan losses as of December 31, 2010.

2010
(Dollars in thousands)

Beginning balance	$3,529
Recoveries	2
Loans charged off	(372)
Provision for loan losses	—

Ending balance	$3,159

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balance of loans serviced for others was $30,690,000 and $66,068,000 at December 31, 2011 and 2010, respectively.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 8.   FORECLOSED ASSETS

As of December 31, 2011 and 2010, foreclosed assets totaled $28,722,000 and $28,825,000, respectively, net of a valuation allowance of $2,904,000 and $3,106,000.  The provision to the valuation allowance was $333,000 and $2,460,000 for the years ended December 31, 2011 and 2010, respectively.

Operating expenses for foreclosed assets totaled $668,000, $474,000 and $326,000 for the years ended December 31, 2011, 2010 and 2009, respectively. A net loss of $172,000, $136,000 and $65,000 was recognized on the sale of foreclosed assets for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 9.   PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of banking premises and equipment and their estimated useful lives at December 31 follows:

			Estimated
	2011	2010	Useful Lives
	(Dollars in thousands)

Land	$1,174	$1,174
Building	1,816	1,816	40 years
Building improvements	1,100	1,100	40 years
Leasehold improvements	1,080	1,080	Lease term
Furniture and equipment	2,667	2,832	3-8 years
	7,837	8,002
Accumulated depreciation	(3,410)	(3,200)

	$4,427	$4,802

Depreciation and amortization expense for the years ended December 31, 2011, 2010, and 2009 amounted to $313,000, $365,000, and $332,000, respectively.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 10. DEPOSITS

At December 31, 2011, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)

Years Ending December 31:
2012	$75,269
2013	35,698
2014	15,755
2015	2,284
2016	4,441
Thereafter	5,072

$138,519

Note 11. JUNIOR SUBORDINATED DEBT SECURITIES

On March 27, 2003, the Corporation’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust I (“Trust I”) issued $3 million in cumulative Trust Preferred Securities.  The securities bear a floating rate of interest of 3.25% over the three month LIBOR rate, payable quarterly.  The effective rate at December 31, 2011 and 2010 was 3.65% and 3.54%, respectively.  Concurrent with the issuance of the Trust Preferred Securities, Trust I used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Corporation. The Corporation pays interest on the Junior Subordinated Debentures to Trust I, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities.  The Corporation has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters.  The Trust Preferred Securities will mature on April 7, 2033, but can be redeemed at par, in whole or in part, on any January 7, April 7, July 7 or October 7 occurring after April 7, 2008.  The Corporation fully and unconditionally guarantees the obligations of Trust I, on a subordinated basis.

The Corporation received $2.91 million from Trust I upon issuance of the Junior Subordinated Debentures, of which $1 million was contributed by the Corporation to the Bank to increase its capital, $1.14 million was used to retire existing Corporation debt and the remainder was held as working capital.  Under applicable regulatory guidelines, a portion of the Trust Preferred Securities qualifies as Tier I Capital and the remainder as Tier II Capital.

On November 13, 2003, the Corporation’s wholly owned special-purpose trust subsidiary, Northern California Bancorp, Inc. Trust II (“Trust II”) issued $5 million in cumulative Trust Preferred Securities.  The securities bear a floating rate of interest of 2.85% over the three month

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 11. JUNIOR SUBORDINATED DEBT SECURITIES (Continued)

LIBOR rate, payable quarterly.  The effective rate at December 31, 2011 and 2010 was 3.28% and 3.14%, respectively. Concurrent with the issuance of the Trust Preferred Securities, Trust II used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Corporation. The Corporation pays interest on the Junior Subordinated Debentures to Trust II, which represents the sole revenue and sole source of dividend distributions to the holders of the Trust Preferred Securities. The Corporation has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters.  The Trust Preferred Securities will mature on November 8, 2033, but can be redeemed at par, in whole or in part, on any February 8, May 8, August 8 or November 8 occurring after November 8, 2008.  The Corporation fully and unconditionally guarantees the obligations of Trust II on a subordinated basis.

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

During the years ended December 31, 2011, 2010 and 2009 interest expense on Junior Subordinated Debentures totaled $294,000, $288,000, and $328,000, respectively.  The amortization of the issuance cost totaled $6,000 for each year ended December 31, 2011, 2010 and 2009.

The Corporation exercised its rights in accordance with Section 2.11 Extension of Interest Payment Period of the Indentures dated March 27, 2003 and November 13, 2003, for Northern California Bancorp, Inc. Trust I and Trust II, respectively, to defer interest payments for an undetermined period of time, not to exceed twenty (20) consecutive quarterly payments.  The deferral of interest payments on Northern California Bancorp, Inc. Trust I was effective with the October 7, 2009 interest payment.  At December 31, 2011 and 2010 accrued and unpaid interest totaled $297,000 and $177,000, respectively. The deferral of interest payments on Northern California Bancorp, Inc. Trust II was effective with the November 8, 2009 interest payment.  At December 31, 2011 and 2010 accrued and unpaid interest totaled $411,000 and $237,000, respectively.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 12. FUNDING SOURCES

The Corporation has a line of credit with BMO Harris Bank N.A (BMO)., as successor to M & I Marshall & Ilsley Bank, in the amount of $3,000,000, at an interest rate equal to the one month LIBOR plus 3.75% with a floor rate of 6.50%, and a maturity date of October 30, 2011.  The line of credit is secured by a pledge of 100% of the common stock issued by the Bank.  At December 31, 2011 and 2010, $2,700,000 was advanced on the line.  At December 31, 2011 accrued and unpaid interest totaled $29,000.  Management is in discussion with BMO Bank regarding a forbearance of principal and interest payments until 2013.

The loan agreement contains covenants requiring the Bank to maintain certain financial ratios.  At December 31, 2011 the Bank did not satisfy the following covenants:

	M & I Bank
Finanical Covenant	Required	Actual
Return on average assets	>= 0.75%	(4.98)%
Non-performing loans to total loans	<= 3%	3.86%
Capital Raios:
Tier 1 Risk Based Capital Ratio	>= 6%	7.16%
Total Risk Based Capital Ratio	>= 12%	8.43%
Tier 1 Leverage Ratio	>=9%	5.01%

Non-Performing Assets to Tangible Capital plus Loan Loss Reserve	< 115%	181.06%

BMO has in the past agreed to the issuance of forbearance agreements for the covenant defaults, most recently as of September 29, 2011 for the quarter ended March 31, 2011.  While it is anticipated that BMO will continue to forebear, no assurances can be given in that regard.  If BMO chooses not to forebear, it could potentially take possession of 100% of the outstanding common stock of the Bank, thereby leaving Northern California Bancorp, Inc. insolvent.  Such a change in control, however would require regulatory approval.

The Bank has lines of credit from the Federal Home Loan Bank (FHLB) of San Francisco, and the Federal Reserve Bank with remaining available borrowing capacity on December 31, 2011 of $5,549,000 and $8,238,000, respectively.  The Federal Home Loan Bank line of credit has a maximum borrowing capacity of 15% of the Bank’s total assets, adjusted quarterly.  The FHLB line of credit is secured by a portion of the Bank’s real estate secured loans and securities at December 31, 2011.  At December 31, 2011, the total principal balance of pledged loans and securities was $44,733,000 and $370,000, respectively.  At December 31, 2010, the total principal balance of pledged loans and securities was $47,653,000 and $2,655,000, respectively.  The outstanding balance of FHLB borrowed funds was $23,000,000 and $25,000,000 at December 31, 2011 and 2010, respectively.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 12. FUNDING SOURCES (Continued)

The following table provides information on six FHLB advances outstanding at December 31, 2011.

		Funding	Maturity
Amount	Rate	Date	Date
(Dollars in thousands)

$5,000,000	5.21%	7/30/07	7/30/12
3,000,000	4.85%	10/1/07	10/1/12
4,000,000	0.87%	1/31/11	1/31/13
5,000,000	1.75%	3/15/10	3/15/13
5,000,000	5.01%	9/18/07	9/18/14
1,000,000	7.72%	6/1/00	6/3/30
$23,000,000

The Bank has a letter of credit issued by FHLB of San Francisco in the amount of $700,000, expiring February 17, 2012 which has MasterCard International Inc. as the beneficiary.  The letter of credit will be replaced at maturity with cash collateral account in the amount of $200,000 held at another financial institution.

The Federal Reserve Bank discount window line is secured by a portion the Bank’s securities.  At December 31, 2011 and 2010 the total market value of securities pledged was $9,137,000 and $9,637,000, respectively. At December 31, 2011 and 2010 the remaining available credit on the line was $8,238,000, and $7,558,000, respectively. No advances were outstanding on the line at December 31, 2011 and 2010.

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

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 13. INCOME TAXES

Allocation of federal and California income taxes between current and deferred portions for the years ended December 31 is as follows:

	2011	2010	2009
	(Dollars in thousands)
Current tax provision (benefit):
Federal	$—	$—	$585
California	1	1	416
Federal net operating loss carry back utilized	—	(832)	—
	1	(831)	1,001
Deferred tax provision (benefit):
Federal	(3,306)	(373)	(988)
California	(846)	(233)	(316)
Increase (decrease) in valuation allowance	7,549	66	(356)
	3,397	(540)	(1,660)
Income tax provision (benefit)	$3,398	$(1,371)	$(659)

The differences between the statutory federal income tax rates and the effective tax rates for the years ended December 31 are summarized as follows:

	2011	2010	2009

Statutory federal tax rate	34.00%	34.00%	34.00%
California taxes, net of federal tax benefit	7.20	7.20	7.20
Tax-exempt interest on municipal bonds	8.60	31.42	(72.66)
Change in valuation allowance	(80.36)	(3.27)	(37.43)
Other, net	(2.58)	(3.34)	(0.33)

Effective tax rates	(33.14)%	66.01%	(69.22)%

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 13. INCOME TAXES (Continued)

The components of the net deferred tax asset, included in other assets at December 31, are as follows:

	2011	2010
	(Dollars in thousands)
Deferred tax asset
Federal	$6,319	$3,310
California	1,922	1,272

Total deferred tax asset	8,241	4,582
Valuation allowance	(8,241)	(692)

Net deferred tax asset	$—	$3,890

The tax effects of each type of income and expense item that give rise to deferred taxes at December 31 are as follows:

	2011	2010
Deferred tax assets (liabilities)
Net unrealized loss on securities	$(711)	$900
Allowance for loan losses	869	1,017
Net operating loss carryover	4,937	—
Accrued salary continuation liability	297	298
AMT credit	806	219
Non-accrual interest income	142	195
Allowance for foreclosed asset losses	1,195	1,446
Capital loss carryover	257	262
Contribution loss carryover	135	131
Other	351	218
Depreciation	(37)	(104)

Total deferred tax asset	8,241	4,582
Valuation allowance	(8,241)	(692)

Net deferred tax asset	$—	$3,890

The Bank establishes a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 13. INCOME TAXES (Continued)

The Corporation has no unrecognized tax benefits at December 31, 2011 and 2010. The Corporation recognizes, when applicable, interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2011 and 2010 the Corporation recognized no interest or penalties.  The Corporations files federal and California income tax returns, which are subject to examination by taxing authorities for years 2007 and later.

At December 31, 2011, federal and state net operating losses available to offset future taxable income approximate $12,114,000 and $11,434,000, respectively.  The federal and state net operating losses begin to expire in December 2031.

Note 14. COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding commitments that are not reflected in the consolidated financial statements.

Operating lease commitments

The Bank leases its branch offices in Carmel By-The-Sea, Carmel Valley, Pacific Grove and Salinas.  The Salinas branch office opened during the second quarter of 2008.  The Carmel By-The-Sea office has a five and one half year lease with four, five year options and commenced in April 2002.  The Carmel Valley office has a twenty-five year lease which commenced in March 1981 and an addendum to the lease executed in 2005 provides for two options to renew the lease for an additional 10 years each, and may be adjusted annually for changes in the Consumer Price Index.  The Pacific Grove office has a five-year lease with five, five-year options and commenced in April 1997.  The Salinas office has a five-year lease with four, five-year options and commenced in November 2007.  The Bank leases approximately 1,000 square feet of office space at 321 Webster Street, Monterey, CA, which had a term of three years commencing September 2000, with a three-year option.  An addendum to the lease was executed in 2004 and provided for two, five year options to extend the lease, which commenced in September 2006.  The Bank also leases certain equipment used in the normal course of business.

Rent expense for operating leases is included in occupancy and equipment expense and amounted to approximately $373,000, $391,000, and $378,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Effective November 1, 2009, the Bank entered into a one year sublease agreement to rent one of the units in the Carmel-By-The-Sea branch for a monthly rent of $2,000.  Rental income from the sublease totaled $24,000 in 2011 and $24,000 in 2010.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 14. COMMITMENTS AND CONTINGENCIES (Continued)

Operating lease commitments (Continued)

Future minimum lease commitments for all non-cancelable operating leases are as follows:

Years Ending	Minimum Lease
December 31,	Commitments
(Dollars in thousands)
2012	$305
2013	$127
2014	$126
2015	$20
$578

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

At December 31, 2011 and 2010, such commitments to extend credit were $10,159,000 and $7,341,000, respectively, of undisbursed lines of credit, undisbursed loans in process, and commitment letters.

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

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 14. COMMITMENTS AND CONTINGENCIES (Continued)

Contingencies (Continued)

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

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 14. COMMITMENTS AND CONTINGENCIES (Continued)

Contingencies (Continued)

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

Discovery in this case is progressing slowly. However, because Paseo Vista lost its unsold lots through the senior deed of trust foreclosure (including the two lots that secured the Bank’s $365,000 loan to Paseo Vista) and Paseo Vista has gone out of business there is little need for Paseo to extricate itself from repayment of the $365,000 loan and no prospect that the bank can recover the loan balance. Because Paseo Vista lost the unsold lots through foreclosure and has gone out of business little prospect exists for the Bank to recover any profits that may be due under the profit share agreement.  As a result of the above the Bank charged off the Paseo Vista loan in the third quarter of 2011.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 14. COMMITMENTS AND CONTINGENCIES (Continued)

Contingencies (Continued)

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

The Bank is being defended by Chicago Title in both actions to recover the Cedar Funding loan secured by the unreconveyed deed of trust.  Chicago Title has settled the Landon action and the action has been dismissed.  Because Chicago Title insured the priority of the Bank’s deed of trust it is the Bank’s belief that any adverse ruling in the Cedar Funding action will not result in a loss for the Bank.  The case is set for trial May 6-8, 2012.

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

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 14. COMMITMENTS AND CONTINGENCIES (Continued)

Contingencies (Continued)

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

Note 15. CONCENTRATION OF RISK

The Bank grants commercial, construction, real estate and installment loans to businesses and individuals primarily in the Monterey Peninsula area of Northern California.  Most loans are secured by business assets, and commercial and residential real estate. Real estate and construction loans held for investment represented 80% of total loans held for investment at December 31, 2011 and 2010.  The Bank has no concentration of loans with any one customer.

Concentration of loans for specific industries and their percentage of total loans at December 31, 2011 and 2010 are as follows:

	2011	2010

Accommodation and food	24.56%	24.73%
Real estate and rental and leasing	23.97%	16.50%
Finance and insurance	11.29%	9.07%
Professional, scientific, and technical services	11.15%	12.16%

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 16.     OTHER INCOME AND OTHER GENERAL AND ADMINISTRATIVE EXPENSES

The Bank entered into and closed an agreement (the “Agreement”) to sell certain of its merchant credit card processing accounts to Elavon, Inc. (“Elavon”) for $1,850,000, effective as of November 1, 2010.  The Bank received an initial payment of $1,000,000 at closing, with $800,000 due within thirty (30) days of the Bank attaining a Leverage Capital Ratio of 9%, and $50,000 due upon the completion of the transition of the merchant accounts purchased to Elavon’s processing system. The Bank will share in the monthly net income of the accounts sold. A gain of $1,500,000, net of commissions, was recorded for the year ended December 31, 2010 as the Leverage Capital Ratio requirement was met. The Bank received the $800,000 payment in February 2011.

Other income for the years ended December 31, 2011, 2010, and 2009 totaled $2,804,000, $5,153,000, and $5,904,000, respectively. Significant categories comprising other income were as follows:

	2011	2010	2009
	(Dollars in thousands)

Merchant discount fees	$1,359	$3,676	$4,495
Life insurance cash surrender value earnings	133	134	130
Credit card marketing program income	721	1,246	1,075
Stored value card marketing program income	35	59	81
Trading asset activities	12	(40)	(138)
Recovery credit card programs	410	—	—
Other	134	78	261

	$2,804	$5,153	$5,904

Other general and administrative expenses for the years ended December 31, 2011, 2010, and 2009 totaled $2,658,000, $4,207,000, and $4,712,000, respectively.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 16. OTHER INCOME AND OTHER GENERAL AND ADMINISTRATIVE EXPENSES (Continued)

Significant categories comprising other general and administrative expenses were as follows:

	2011	2010	2009
	(Dollars in thousands)

Merchant credit processing expense	$1,005	$2,895	$3,644
Advertising	68	64	80
Business development	75	54	59
Director fees	225	190	116
Insurance	156	101	113
Stationery and supplies	115	117	121
Telephone	84	102	96
Operational losses (recoveries)	245	109	(174)
Other	685	575	657

	$2,658	$4,207	$4,712

Note 17. MINIMUM REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes,

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 17. MINIMUM REGULATORY CAPITAL REQUIREMENTS (Continued)

as of December 31, 2011 and 2010, that the Corporation and the Bank met all capital adequacy requirements to which they are subject under capital adequacy guidelines and the regulatory framework for prompt corrective action.  However, as noted below, the Bank is subject to a Consent Order that, among other things, establishes higher minimum capital requirements than those established under the prompt corrective action framework.

As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. Although the Bank’s capital ratios meet the definition of “well capitalized”, the FDIC is permitted, by regulation, to lower an institution’s capital adequacy rating by one level, if it determines the institution has a higher risk profile. The Bank received such notification from the FDIC during 2010. The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2011 and 2010 are also presented in the tables.

December 31, 2011

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$12,129	6.6%	$14,844	8.0%	N/A	N/A
Monterey County Bank	$15,360	8.4%	$14,582	8.0%	$18,227	10.0%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	$2,728	1.5%	$7,422	4.0%	N/A	N/A
Monterey County Bank	$13,057	7.2%	$7,291	4.0%	$10,936	6.0%

Tier 1 Capital to Average Assets:
Consolidated	$2,728	1.0%	$10,455	4.0%	N/A	N/A
Monterey County Bank	$13,057	5.0%	$10,432	4.0%	$13,041	5.0%

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 17. MINIMUM REGULATORY CAPITAL REQUIREMENTS (Continued)

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

Note 18. OTHER REGULATORY MATTERS

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

The Bank entered into a Consent Order with the FDIC and CDFI.   The Consent Order became effective on September 1, 2010.  The Consent Order was filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 23, 2010.

The Consent Order requires the Bank to take corrective actions to address certain alleged violations of law and/or regulation.  The following are the more significant corrective actions required:

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 18. OTHER REGULATORY MATTERS (Continued)

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

•                  review the appropriateness of the Bank’s allowance for loan and lease losses (“ALLL”) and establish a comprehensive policy for determining the appropriate level of the ALLL, including documenting the analysis according to the standards set forth in the applicable policy guidelines of the FDIC.

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

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 18. OTHER REGULATORY MATTERS (Continued)

At December 31, 2011, the Bank’s leverage capital ratio was 5.01% which represents a capital shortfall of $10,416,000 in relation to the consent order. Its total risk-based capital ratio was 8.43%, which represents a capital shortfall of $6,512,000 in relation to the consent order. The Bank has executed an agreement with a financial advisory firm to assist in determining the appropriate actions to be taken to insure the required capital levels are met and maintained.  Appropriate actions or a combination of actions may include soliciting additional capital through a securities offering, reducing the Bank’s assets through sales of branch offices, loans or other real estate owned, merger with another financial institution or sale of the Bank.  No assurance can be given regarding the results of any capital-raising efforts or any other efforts to achieve the required minimum capital levels under the consent order.  Failure to meet minimum capital requirements can result in certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and Bank’s results of operations and financial condition.

Management believes the Bank is in compliance, or is taking steps toward compliance, with all other requirements of the Consent Order.

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

•                  make restitution payments to certain consumers who had or currently have a credit card and/or a prepaid debit card issued by the Bank through agreements with certain third party vendors.  In this regard, the Bank must prepare restitutions plan for regulatory approval with respect to making restitution payments to such consumers not to exceed $2.5 million in the aggregate and reserve or deposit into a segregated account for the payment of restitution an amount not less than $1.5 million. The Bank is also required to retain an independent accounting firm to determine compliance with the restitution plans.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 18.            OTHER REGULATORY MATTERS (Continued)

Management believes the Bank is in compliance, or is taking steps toward compliance, with all requirements of the Consent Order. The Bank has recorded an FDIC settlement expense of $1,800,000 for the year ended December 31, 2010 consisting of an estimated restitution expense of $1,250,000, civil money penalties of $250,000, and a charitable donation of $300,000. The restitution expense is subject to adjustment pending the completion of a study to determine the actual amount payable to consumers.

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

Note 19.            STOCK-BASED COMPENSATION

Under the Corporation’s 1998 Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive stock options are granted at fair value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  Non-qualified stock options may be granted at prices not lower than 85% of the fair market value of the common stock on the date of grant.  The Board of Directors (Board) is authorized to determine when options become

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 19.            STOCK-BASED COMPENSATION (Continued)

exercisable within a period not exceeding 10 years from the date of grant.  Under the Plan, 23,500 shares of common stock have been reserved for the granting of these options.  At December 31, 2011, 23,500 options were outstanding.  During 2011, no options were granted or exercised by officers, employees, and Board members.  As of December 31, 2011, all options have been vested.

No further Options may be granted under the 1998 Stock Option Plan.  The plan provided that options could be granted for a period of ten years from the date the Plan was adopted by the Board.  The Board adopted the Plan on April 16, 1998.  The Plan remains in effect until all Options granted under the Plan have been exercised or have expired.

Under the Corporation’s 2007 Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive stock options are granted at fair value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  The Board is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.  Under the Plan, 300,000 shares of common stock have been reserved for the granting of these options.  As of December 31, 2011, no options have been granted under the 2007 stock option plan.

At December 31, 2011, options for the purchase of 23,500 shares of the Corporation’s common stock were outstanding and exercisable at prices ranging from $3.00 - $4.00.  The status of all outstanding stock options are as follows:

	Shares	Exercise Price Range	Weighted Average Remaining Contractual Life

Outstanding at December 31, 2009	26,161	$ 2.25 - $4.00	2.7 Years

Expired unexercised	(2,661)	$ 3.00

Outstanding at December 31, 2010	23,500	$ 3.00 - $4.00	2.0 Years

Exercised	—

Outstanding at December 31, 2011	23,500	$ 3.00 - $4.00	1.0 Years

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 19.            STOCK-BASED COMPENSATION (Continued)

The weighted average exercise price was $3.19, $3.19, and $3.10 for the years ending December 31, 2011, 2010, and 2009, respectively.  No options were granted in 2011, 2010 and 2009.  All options are vested and exercisable as of December 31, 2011 and 2010.

There was no intrinsic value attributable to options outstanding and exercisable at December 31, 2011.  The aggregate intrinsic value represents the total pretax intrinsic value based on stock options with an exercise price less than the Corporation’s closing stock price of $0.35 as of December 31, 2011, which would have been received by the option holders had those option holders exercised those options as of that date.

Note 20.            RELATED PARTY TRANSACTIONS

The Bank has and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders, and their associates.  These transactions, including loans and deposits, are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others and do not involve more than the normal risk of collectability or present other unfavorable features.

Aggregate loan transactions with related parties are approximately as follows:

(Dollars in thousands)

Balance as of December 31, 2009	$4,918
New loans	—
Advances on lines of credit	165
Repayments	(385)

Balance as of December 31, 2010	4,698
New loans	—
Advances on lines of credit	366
Repayments	(283)

Balance as of December 31, 2011	$4,781

Related party deposits totaled $534,000 and $1,763,000 at December 31, 2011 and 2010, respectively.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 21.            EMPLOYEE BENEFIT PLANS

During 1995, the Corporation established an employee stock ownership plan (ESOP) to invest in the Corporation’s common stock for the benefit of eligible employees.  The Board determines the Corporation’s contribution to the plan.  Shares in the plan generally vest after seven years.  The Corporation did not contribute to the ESOP trust in 2011, 2010, or 2009.  There were no shares in the plan as of December 31, 2011.

The Bank has a salary reduction plan under Section 401(k) of the Internal Revenue Code.  The plan covers substantially all full-time employees who have completed one year of service with the Bank.  Employees are allowed to defer up to 15% of their compensation subject to certain limits based on federal tax laws.  Under the provisions of the plan, the Bank’s contribution policy is discretionary.  The Bank initiated a matching contribution in 2001 of 100% of each employee’s contribution up to 6% of the employee’s compensation. There were no matching contributions made for the years ended December 31, 2011, 2010 and 2009.

Note 22.            RESTRICTION ON DIVIDENDS, LOANS AND ADVANCES

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

The Corporation deferred payment of interest (see Note 11), for an undetermined period of time which cannot exceed twenty consecutive quarters, on its subordinated debt securities effective with the October 7, 2009 payment on Northern California Bancorp, Inc. Trust I and with the November 8, 2009 payment on Northern California Bancorp, Inc. Trust I.  Additionally the Bank currently is prohibited from paying dividends to the Corporation without the prior consent of the FDIC and the DFI.  Finally, the Corporation is prohibited from paying dividends to shareholders absent prior regulatory approval, pursuant to a written agreement with the Federal Reserve Bank of San Francisco (see Note 18).

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 23.            SALARY CONTINUATION PLANS

The Corporation has established salary continuation plans, which provide for payments to an officer at retirement.  Included in other liabilities is $722,000 and $726,000 of deferred compensation related to the continuation plans at December 31, 2011 and 2010, respectively.  Also included in other liabilities is $487,000 and 471,000 in accrued post retirement benefits under split-dollar insurance policies at December 31, 2011 and 2010. The plans are funded through life insurance policies that generate value to fund the future benefits.

Note 24.            NON-CASH TRANSACTIONS

During the year ended December 31, 2011, the Bank had non-cash transactions relating to the transfer of $1,900,000 in loans to other real estate owned.

During the year ended December 31, 2010, the Bank had non-cash transactions relating to the transfer of $10,259,000 in loans to other real estate owned.

During the year ended December 31, 2009, the Bank had non-cash transactions relating to the transfer of $10,958,000 in loans to other real estate owned.

Note 25.            STOCK REPURCHASE PROGRAM AND STOCK AUTHORIZATION

In 2008, the Board approved a stock repurchase program pursuant to which the Corporation, from time to time and at management’s discretion, may repurchase up to $500,000 in value of the Corporation’s outstanding shares.  The Corporation repurchased 20,678 shares of common stock at an average cost of $4.10 per share in open market transactions during the year ended December 31, 2009.  No shares were repurchased during 2011 and 2010.

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

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 26.        FAIR VALUE MEASUREMENTS

The following section presents information about the Corporation’s assets measured at fair value on a recurring and non-recurring basis as of December 31, 2011 and 2010. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Corporation had no liabilities measured at fair value at December 31, 2011 or 2010.

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

Fair Value Measured on a Recurring Basis

The following tables present the balance of assets whose fair values are measured on a recurring basis by level within the valuation hierarchy:

	At December 31, 2011
	Total	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)

Trading securities	$17	$—	$17	$—
Investment securities - AFS	41,793	—	41,793	—
	$41,810	$—	$41,810	$—

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 26.            FAIR VALUE MEASUREMENTS (Continued)

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

Fair Value Measured on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following tables present such assets carried on the balance sheet by caption and by level within the valuation hierarchy:

					Total Losses Year Ended
	At December 31, 2011				December 31,
	Total	(Level 1)	(Level 2)	(Level 3)	2011
	(Dollars in Thousands)

Impaired loans	$20,085	$—	$6,647	$13,438	$1,297
Loans held for sale	1,471	—	1,471	—	—
Foreclosed assets	28,722	—	22,383	6,339	—
	$50,278	$—	$30,501	$19,777	$1,297

					Total Losses Year Ended
	At December 31, 2010				December 31,
	Total	(Level 1)	(Level 2)	(Level 3)	2010
	(Dollars in Thousands)

Impaired loans	$8,008	$—	$6,507	$1,501	$73
Loans held for sale	3,937	—	3,937	—	—
Foreclosed assets	28,825	—	12,215	16,610	—

	$40,770	$—	$22,659	$18,111	$73

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 26.            FAIR VALUE MEASUREMENTS (Continued)

No impaired loans were transferred between levels during the year ended December 31, 2011.

Foreclosed assets transferred between levels during the year ended December 31, 2011 are as follows:

Transfer from Level 2 to Level 3: $56,000
Transfer from Level 3 to Level 2: $6,205,000

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

Loans Held for Sale

Loans held for sale are required to be measured at the lower of cost or fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 26.            FAIR VALUE MEASUREMENTS (Continued)

institutions, which are level 2 inputs. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At December 31, 2011 and 2010, the fair value of loans held for sale was greater than cost; therefore, the entire balance of loans held for sale was recorded at cost.

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

Note 27.               FAIR VALUE OF FINANCIAL INSTRUMENTS

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

December 31, 2011 and 2010

Note 27.            FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 27.   FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments as of December 31 are as follows:

	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$10,536	$10,536	$16,400	$16,400
Trading assets	17	17	30	30
Investment securities AFS	41,793	41,793	44,226	44,226
Other investments	3,227	3,227	3,712	3,712
Loans, held for sale	1,471	1,471	3,937	3,937
Loans, net	148,027	157,742	147,612	148,669
Accrued interest receivable	1,152	1,152	1,278	1,278

Financial Liabilities:
Deposits	203,613	205,871	207,998	210,512
Long-term debt	23,248	19,814	33,537	30,430
Short-term debt	10,700	10,976	2,700	2,700
Accrued interest payable	1,461	1,461	1,533	1,533

Management uses judgment in estimating the fair value of the Corporation’s and the Bank’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Corporation or the Bank could have realized in a sales transaction at December 31, 2011 and 2010.

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 28.   NORTHERN CALIFORNIA BANCORP, INC. (PARENT CORPORATION ONLY)

The following are the financial statements of Northern California Bancorp, Inc. (Parent Corporation only):

Balance Sheets December 31,	2011	2010
	(Dollars in thousands)
Assets
Cash and due from banks	$41	$454
Investment in common stock of Monterey County Bank	14,824	24,863
Investment securities - trading account	17	30
Northern California Bancorp, Inc. Trust I	93	93
Northern California Bancorp, Inc. Trust II	155	155
Debt issue costs, net	122	127
Deferred tax asset	—	111
Accounts receivable	31	12

	$15,283	$25,845

Liabilities and Shareholders’ Equity
Interest payable	$736	$412
Accounts payable	—	175
Dividend payable	3	3
Revolving line of credit	2,700	2,700
Junior subordinated debt securities	8,248	8,248
Total liabilities	11,687	11,538
Shareholders’ equity	3,596	14,307

	$15,283	$25,845

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 28.   NORTHERN CALIFORNIA BANCORP, INC. (PARENT CORPORATION ONLY) (Continued)

Statements of Operations Years Ended December 31,	2011	2010	2009
	(Dollars in thousands)
Income:
Gain (loss) on sale of securities	$17	$(12)	$22
Loss on trading asset	(5)	(28)	(138)
Other	9	8	12

	21	(32)	(104)
Expense:
Interest	471	475	504
Other	111	61	83

	582	536	587

Loss before income tax expense (benefit) and equity in undistributed net income (loss) of subsidiary	(561)	(568)	(691)
Income tax expense (benefit)	111	(202)	(277)

	(672)	(366)	(414)
Equity in undistributed net income (loss) of subsidiary	(12,980)	(340)	2,025

	$(13,652)	$(706)	$1,611

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 28.   NORTHERN CALIFORNIA BANCORP, INC. (PARENT CORPORATION ONLY) (Continued)

Statements of Cash Flows Years Ended December 31,	2011	2010	2009
	(Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$(13,652)	$(706)	$1,611
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization	5	6	—
Equity in undistributed (income) loss of Monterey County Bank	12,980	340	(2,025)
(Increase) decrease in trading securities	13	123	208
(Increase) decrease in other assets	92	542	(64)
Increase in accrued expenses	324	261	3
Increase (decrease) in other liabilities	(175)	175	(15)

Net cash provided (used) by operating activities	(413)	741	(282)

Cash flows from investing activities:
Cash dividends received from subsidiary	—	—	500
Paid in capital to subsidiary	—	(400)	—
Decrease in investments	—	—	30

Net cash provided (used) by investing activities	—	(400)	530

Cash flows from financing activities:
Cash dividends paid on common stock	—	—	—
Net advances (repayments) on borrowings	—	(150)	(150)
Exercise of stock options	—	6	—
Stock repurchase	—	—	(85)

Net cash used by financing activities	—	(144)	(235)

NORTHERN CALIFORNIA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 28.   NORTHERN CALIFORNIA BANCORP, INC. (PARENT CORPORATION ONLY) (Continued)

Statements of Cash Flows Continued	2011	2010	2009
	(Dollars in thousands)

Net increase (decrease) in cash and cash equivalents	$(413)	$197	$13

Cash and cash equivalents, beginning of year	454	257	244

Cash and cash equivalents, end of year	$41	$454	$257

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our CEO and CFO, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

Our management has evaluated, with the participation of our CEO and our CFO, any changes in our internal control over financial reporting that has occurred during the fourth quarter of our fiscal year ended December 31, 2011, as required by Rule 13a-15(d) of the Exchange Act.  Based on this evaluation, we have determined that there has been no change in our internal controls over financial reporting that has occurred in the fourth quarter of our fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2011, the Corporation’s internal control over financial reporting was effective.

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

None.

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

The biography of each of the directors as of December 31, 2011 below contains information regarding the person’s service to the Corporation and business experience during the last five years, and the knowledge, experience and skills that the Board has deemed important in assessing an individual director’s qualifications to serve on the Board.   In addition, the name, age, title and five-year business background of the Corporation’s executive officers and significant employees of the Corporation (including the Bank) as of December 31, 2011 are also included in the following table:

Name & Position with Corporation and/or Bank	Age	Principal Occupation During Past Five Years	Qualification as a Director
Mark A. Briant (1) Director since 2006	64	Owner, Fashion Streaks Screen-Printing, Embroidery, Signs and Banners, Sand City, CA: Owner, Sandy Creek Olive Ranch, Carmel Valley, CA	Small business owner, well known in the community. Former Senior Vice President of the Pebble Beach Company.

Charles T. Chrietzberg, Jr. Director since 1985 Chairman of the Board, President & Chief Executive Officer	70	Chairman of the Board & Chief Executive Officer, Monterey County Bank since March 1987	Banking and mortgage company experience in excess of 40 years. Active in community organizations.

Sandra G. Chrietzberg Director 1988 to 1994 and since 1995	68	Retired	President and CEO of Queen of Chardonnay, Inc. dba La Reina Winery from 1984-1993.

Stephanie G. Chrietzberg Director since 2007	44	Senior Vice President, Administration, Monterey County Bank since July 2009, Vice President, Business Development Officer, Monterey County Bank, 2006-2009.	Assistant Controller with a major hotel chain for 15 years.

Peter J. Coniglio, Esq. Director since 1976	82	Partner — Hudson, Martin, Ferrante & Street, Monterey, CA (attorneys)	Managing Partner of the oldest law firm in Monterey, CA, founding director of Monterey County Bank, former mayor of Monterey, CA.

Carla S. Hudson Director since 1994	58	Partner — Binachi, Kasavan and Pope, LLP, Monterey, CA (accountants)	Certified Public Accountant, well know in the small business community.

John M. Lotz Director since 1991	70	Chairman, Chief Executive Officer & President Del Monte Aviation, Inc. dba Monterey Bay Aviation	Extensive management experience in real estate development, manufacturing and aviation.

Bruce N. Warner Executive Vice President Chief Financial Officer and Chief Operating Officer	64	Executive Vice President, Chief Financial Officer, Monterey County Bank since 2002.

Patricia D. Weber Senior Vice President Senior Operations Manager of the Bank	51	Senior Vice President & Senior Operations Manager, Monterey County Bank since 2004.

(1) Director Briant resigned his positions as Director of Northern California Bancorp, Inc. and Monterey County Bank effective February 1, 2012.

Directors of the Corporation serve one-year terms and serve in similar capacities with the Bank.  The Chairman of the Board, President & Chief Executive Officer and the Executive Vice President, Chief Financial Officer & Chief Operating Officer of the Corporation serve in similar capacities with the Bank, although the limited operations of the Corporation do not require significant amounts of their time.  There are no family relationships among the persons listed above except that Mr. Charles T. Chrietzberg, Jr. and Mrs. Sandra G. Chrietzberg are married and Ms. Stephanie G. Chrietzberg is their daughter.  None of the directors or executive officers of the Corporation were selected pursuant to any arrangement or understanding other than with the directors and executive officers of the Corporation acting in their capacities as such.

None of the directors serve as a director of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

None of the directors or executive officers of the Corporation or the Bank have been involved in any legal proceedings during the past ten years that are material to an evaluation of the ability or integrity of any such director or executive officer.

Mr. Rene’ A. Kakebeen was appointed Senior Vice President and Chief Credit Officer effective February 23, 2012.  Mr. Kakebeen joins the Bank with over 30 years of banking experience, specializing in credit and consumer compliance management.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of the relevant forms furnished to the Corporation, the Corporation believes that all officers, directors and principal shareholders timely and accurately filed appropriate forms as required by Section 16(a) of the Exchange Act, and related regulations, during 2011 or with respect thereto.

CODE OF ETHICS

The Bank has adopted a code of ethics applicable to all of its officers, directors and employees, including its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions.

The Corporation undertakes to provide a copy of the code of ethics to any person, without charge, upon request.  Persons interested in receiving a copy should contact Dorina A. Chan, Corporate Secretary, 601 Munras Ave Monterey, California 93940, telephone number (831) 649-4600.

SHAREHOLDER NOMINATIONS

There have been no material changes to the procedures by which shareholders may recommend nominees to the Corporation’s board of directors since May 5, 2008.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The Corporation has a separately designated Audit Committee comprised of Directors Coniglio, Hudson and Lotz.  The Board of Directors has determined that Ms. Hudson, who chairs the Audit Committee, is an “audit committee financial expert,” as this term is defined in Section 407 of the Sarbanes-Oxley Act of 2002. Ms. Hudson is “independent” within the meaning of Rule 5605(a)(2) of the NASDAQ Listing Rules and SEC Rule 10A-3, promulgated under the Exchange Act.

ITEM 11.                                         EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth certain information for the years indicated regarding the compensation paid to the Chief Executive Officer, the Corporation’s two most highly compensated executive officers other than the Chief Executive Officer with compensation during 2011 equal to or in excess of $100,000, and up to two additional individuals whose total compensation during 2011 exceeded $100,000 and who would have been included as one of the most highly compensated executive officers but for the fact that such individual did not serve as an executive officer of the Corporation as of December 31, 2011 (collectively referred to as the “Named Executive Officers”):

Name & Principal Position	Year	Salary ($)		All Other Compensation ($)		Total ($)

Charles T. Chrietzberg, Jr.	2011	446,000	(1)	22,000	(2)	468,000
Chairman, President & CEO	2010	394,000	(1)	82,000	(2)	476,000

Bruce N. Warner	2011	181,000		—	(3)	181,000
Executive Vice President,	2010	170,000		19,000	(3)	189,000
Chief Financial Officer
Chief Operating Officer

Patricia D. Weber	2011	123,000		—	(4)	123000
Senior Vice President,	2010	122,000		—	(4)	122,000
Bank Secrecy Act Officer
Compliance Officer

(1)              2011 includes $30,000 as director compensation as the Chairman of the Board, including a retainer of $12,000, and $18,000 in fees for attendance at Board meetings.  2010 includes $25,000 as director compensation as the Chairman of the Board, including a retainer of $12,000, and $13,000 in fees for attendance at Board meetings.

(2)              2011 includes $13,000 accrued for post-retirement benefits, health insurance premiums of $5,000 and personal use of a Bank-owned automobile of $4,000.  2010 includes $56,000 accrued for post-retirement benefits, health insurance premiums of $19,000, personal use of a Bank-owned automobile of $5,000 and life/disability insurance premiums of $2,000.

(3)              All other compensation during 2011 was less than $10,000 and, therefore, is not included in this table. 2010 includes health insurance premiums of $17,000 and life/disability insurance premiums of $2,000.

(4)              All other compensation during 2011 and 2010 was less than $10,000 and, therefore, is not included in this table.

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

The Bank’s obligations under the Salary Continuation Agreement are not secured by any segregated amounts, but are informally funded by the purchase of single-premium life insurance policies.  The Corporation adopted EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements, effective as of January 1, 2008, as a change in accounting principle through a $362,000 cumulative-effect adjustment to retained earnings. The expense incurred to recognize the liability for future benefits was $16,000 and $56,000 for the year ended December 31, 2011 and 2010, respectively. No expense was incurred in 2009.  Net earnings on the life insurance policies totaled $128,000 and $134,000 for the year ended December 31, 2011 and 2010, respectively.

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

EQUITY COMPENSATION

The Corporation did not grant any stock options under the Corporation’s 1998 Amended Stock Option Plan or the Northern California Bancorp 2007 Stock Option Plan during the years ended December 31, 2011 and 2010.

No shares of Common Stock represented by outstanding stock options and stock awards were held by the Named Executive Officers as of December 31, 2011 under the Corporation’s 1998 Amended Stock Option Plan.  No further stock options may be granted under the 1998 Amended Stock Option Plan, which was originally adopted on April 16, 1998 and expired ten years thereafter, except that all stock options then outstanding under the 1998 Amended Stock Option remain in effect for the balance of their respective terms.

There are no stock options outstanding under the Northern California Bancorp 2007 Stock Option Plan and there are no stock awards outstanding under either plan.

DIRECTORS’ COMPENSATION

The following table sets forth certain information regarding the compensation paid to each director during 2011, except Mr. Chrietzberg, whose compensation is detailed in the preceding tables:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compnesation Earnings	All Other Compensation ($)	Total $
Mark A. Briant	34,500	(1)	0	0	0	0	0	34,500
Sandra G. Chrietzberg	30,000	(2)	0	0	0	0	0	30,000
Stephanie G. Chrietzberg	30,000	(3)	0	0	0	0	0	30,000
Peter J. Coniglio	30,000	(4)	0	0	0	0	0	30,000
Carla S. Hudson	33,700	(5)	0	0	0	0	0	33,700
John M. Lotz	34,700	(6)	0	0	0	0	0	34,700

(1)         Includes a retainer of $12,000, $18,000 in fees for monthly Board of Director meetings, $3,500 in meeting fees for attendance as a member of the Audit Committee and $1,000 in meeting fees for attendance as a member of the Asset Liability Committee.

(2)         Includes a retainer of $12,000 and $18,000 in fees for monthly Board of Director meetings.

(3)         Includes a retainer of $12,000 and $18,000 in fees for monthly Board of Director meetings.

(4)         Includes a retainer of $12,000, $17,000 in fees for monthly Board of Director meetings, $3,000 in meeting fees for attendance as a member of the Audit Committee, $500 in meeting fees for attendance as a member of the Asset/Liability Committee.

(5)         Includes a retainer of $12,000, $17,000 in fees for monthly Board of Director meetings, $4,200 in meeting fees for attendance as chair member of the Audit Committee and $500 in meeting fees for attendance as a member of the Asset/Liability Committee.

(6)         Includes a retainer of $12,000, $18,000 in fees for monthly Board of Director meetings, $3,500 in meeting fees for attendance as a member of the Audit Committee, $1,200 in meeting fees for attendance as chair of the Asset Liability Committee.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

To the knowledge of the management of the Corporation, the following shareholders own more than five percent (5%) of the outstanding common stock of the Corporation, its only class of voting securities, as of March 1, 2012:

Name and Address	Amount and Nature of Beneficial Ownership		Percent of Class
Charles T. Chrietzberg, Jr.	762,700	(1)	42.71%
Sandra G. Chrietzberg
601 Munras Avenue
Monterey, CA 93940

David S. Lewis Trust	153,863		8.62%
13500 N. Rancho Vistoso #3560
Tucson, AZ 85755

Bruce N. Warner	114,530		6.41%
601 Munras Avenue
Monterey, CA 93940

(1)         Includes 18,414 shares held beneficially for Mr. Chrietzberg and Mrs. Chrietzberg in Individual Retirement Accounts where voting power is shared with the custodian of the account.  600,000 shares of the Common stock owned by Mr. Chrietzberg are pledged to secure a loan from an unaffiliated bank.

The following table sets forth similar information regarding the beneficial ownership, both by numerical holding and percentage interest, for each of the Corporation’s directors and executive officers and all of its directors and Named Executive Officers as a group, as of March 1, 2012.

Name	Number of Shares of Common Stock Beneficially Owned		Shares Subject to Vested Stock Options(1)	Percent of Class Beneficially Owned
Mark A. Briant	2,534	(2)(3)	—	0.14%
Charles T. Chrietzberg, Jr.	762,700	(4) (5) (6)	—	42.71%
Sandra G. Chrietzberg	762,700	(4) (5) (6)	—	42.71%
Stephanie G. Chrietzberg	26,640		—	1.49%
Peter J. Coniglio	65,855	(7) (8)	5,000	3.96%
Carla S. Hudson	37,399	(9)	2,500	2.23%
John M. Lotz	895	(10)	5,000	0.33%
Bruce N. Warner	114,530		—	6.41%
All Directors and Executive Officers as a group (8 in number)	1,010,553	(11)	12,500	56.59%

(1)         Shares subject to stock options that are exercisable within 60 days after March 1, 2012 (“vested”) are treated as issued and outstanding for the purpose of computing the percent of class owned by such person but not for the purpose of computing the percent of class owned by any other person.

(2)         Shares are held in a profit sharing plan, as to which Mr. Briant has voting and investment power.

(3)         Mr. Briant resigned his positions as a Director of Northern California Bancorp, Inc. and Monterey County Bank effective February 1, 2012.

(4)         600,000 shares of the Common Stock owned by Mr. Chrietzberg are pledged to secure a loan from an unaffiliated bank. In the event of a default under that loan, the lender has the right to foreclose on the loan and to acquire the shares or the shares may be sold pursuant to applicable terms of the Uniform Commercial Code, which would result in a change of control of the Corporation.  Such transaction may require approval under provisions of Federal and California change in bank control laws.

(5)         The shares include an aggregate of 18,414 shares held beneficially by Mr. Chrietzberg and Mrs. Chrietzberg in Individual Retirement Accounts, where voting power is also shared with the custodian of the account.

(6)         Includes shares of spouse pursuant to California’s community property laws.

(7)         Sole voting power.

(8)         Of these shares, 30,872 are held by Mr. Coniglio, 26,530 are held in a family trust controlled by Mr. Coniglio, as to which he has sole voting and investment power, while 8,453 shares are held by Hudson, Martin, Ferrante & Street, a partnership of which Mr. Coniglio is the managing partner, with voting and investment power. Does not include 5,000 shares subject to the vested stock options.

(9)         These shares are held jointly with family members, other than 1,610 shares held in a corporate pension, as to which Ms. Hudson has voting and investment power. Does not include 2,500 shares subject to the vested stock options.

(10)  Does not include 5,000 shares subject to the vested stock options.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows information regarding each of the Corporation’s equity compensation plans as of December 31, 2011:

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

The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their Affiliates.  Management of the Bank believes that all loans and commitments to lend included in such transactions were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with persons of similar creditworthiness unrelated to the Corporation or the Bank and did not involve more than the normal risk of collectability or present other unfavorable features.  Management does not believe that any such loans are outside the ordinary course of business.

Although the Bank does not have any limits on the aggregate amount it would be willing to lend to directors and officers as a group, loans to individual directors and officers must comply with the Bank’s internal lending policies, statutory lending limits, and Federal Reserve Regulation “O.”  As of December 31, 2011, the Bank had $4,781,000 in loans outstanding to its directors and executive officers.

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

ITEM 14.                                    PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Aggregate fees billed by Hutchinson and Bloodgood, LLP for professional services rendered in connection with the audit of the Corporation’s Consolidated Financial Statements for the years ended December 31, 2011 and 2010 and for the required review of the Corporation’s unaudited Consolidated Financial Statements included in its Form 10-Qs for those same years totaled $119,900 and $128,400, respectively.

AUDIT-RELATED FEES

No audit-related fees were billed by Hutchinson and Bloodgood, LLP for the years ended December 31, 2011 and 2010.

TAX FEES

$8,000 was paid to Hutchinson & Bloodgood, LLP for all tax services rendered for each of the years ended December 31, 2011 and 2010, respectively.

ALL OTHER FEES

Other fees paid to Hutchinson and Bloodgood for the year ended December 31, 2011 totaled $7,200.  No other fees were paid to Hutchinson and Bloodgood, LLP for the year ended December 31, 2010.

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the Corporation’s independent auditor.  These services may include audit, audit-related, tax and other services.  Pre-approval is generally provided for up to one year and is detailed as to a particular service or category of service.  The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with the pre-approval and the fees for services performed to date.  All services performed by Hutchinson & Bloodgood, LLP for which fees were billed to the Corporation during the years ended December 31, 2011 and 2010 as disclosed herein were approved by the Audit Committee pursuant to the procedures outlined herein.  All of the services of Hutchinson & Bloodgood, LLP in auditing the Corporation’s Consolidated Financial Statements for the year ended December 31, 2011 were performed by Hutchinson & Bloodgood, LLP by its full-time, permanent employees.

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

101*

The following materials from the Corporation’s Quarterly Report on Form 10-K for the year ended December 31, 2011, are formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and twelve months ended December, 2011, 2010 and 2009; (iii) Consolidated Statements of Changes in Shareholders’ Equity, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

NORTHERN CALIFORNIA BANCORP, INC.

Date:	April 12, 2012	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chief Executive Officer and President

Date:	April 12, 2012	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Charles T. Chrietzberg, Jr.		April 12, 2012
Charles T. Chrietzberg, Jr.	Director

/s/ Sandra G. Chrietzberg		April 12, 2012
Sandra G. Chrietzberg	Director

/s/Stephanie G. Chrietzberg		April 12, 2012
Stephanie G. Chrietzberg	Director

/a/ Peter J. Coniglio		April 12, 2012
Peter J. Coniglio	Director

/s/ Carla S. Hudson		April 12, 2012
Carla S. Hudson	Director

/s/ John M. Lotz		April 12, 2012
John M. Lotz	Director