Form 10-Q
period 2012-03-31
NORTHERN CALIFORNIA BANCORP INC
filed 2012-05-22
CIK 1006820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2012

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

As of May 11, 2011, the Corporation had 1,785,891 shares of common stock outstanding.

PART I-FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	MARCH 31	DECEMBER 31
(Dollars in thousands, except share data)	2012	2011
	(Unaudited)	(Audited)
ASSETS:
Cash and Due From Banks	$30,014	$10,536
Trading Assets	18	17
Investment Securities, available for sale (Note 6)	24,363	41,793
Other Investments	3,108	3,227
Loans Held for Sale, at lower of cost or market	1,775	1,471
Loans, net of allowance for loan losses of $4,323 in 2012; $4,320 in 2011 (Note 7)	140,257	148,027
Bank Premises and Equipment, Net	4,358	4,427
Cash Surrender Value of Life Insurance	4,385	4,354
Foreclosed assets	28,722	28,722
Interest Receivable and Other Assets	2,527	3,103
Total Assets	$239,527	$245,677

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Non interest-bearing demand	$36,846	$31,331
Interest-bearing demand	21,041	19,358
Savings	14,202	14,405
Time less than $100,000	79,197	90,040
Time in denominations of $100,000 or more	46,388	48,479
Total Deposits	197,674	203,613

Federal Home Loan Bank borrowed funds	23,000	23,000
Revolving line of credit	2,700	2,700
Junior Subordinated Debt Securities	8,248	8,248
Payable for Investment Securities Purchased	427	—
Interest Payable and Other Liabilities	3,384	4,520
Total Liabilities	235,433	242,081

Shareholders’ Equity:
Common Stock - No Par Value
Authorized 50,000,000 shares
Outstanding:1,785,891 in 2012 and 2011	5,094	5,094
Accumulated Deficit	(2,198)	(3,265)
Accumulated Other Comprehensive Income	1,198	1,767
Total Shareholders’ Equity	4,094	3,596
Total Liabilities & Shareholders’ Equity	$239,527	$245,677

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE-MONTH
	PERIOD ENDING
	March 31
(Dollars in thousands except share data)	2012	2011
INTEREST INCOME:
Loans	$2,111	$2,205
Time deposits with other financial institutions	6	6
Investment securities	449	592
Total Interest Income	2,566	2,803

INTEREST EXPENSE:
Interest-bearing transaction accounts	5	5
Savings and time deposit accounts	284	366
Time deposits in denominations of $100,000 or more	197	301
Notes payable and other	339	410
Total Interest Expense	825	1,082

Net Interest Income	1,741	1,721
Provision for loan losses	—	1,100
Net interest income, after provision for loan losses	1,741	621

NON-INTEREST INCOME:
Service charges on deposit accounts	76	85
Income from sales and servicing of Small Business Administration Loans	111	50
Gain on sales of investment securities	800	8
Other income	171	1,087
Total non-interest income	1,158	1,230

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	874	912
Occupancy and Equipment Expense	238	263
Foreclosed assets, net	(138)	326
Professional Fees	332	461
Data Processing	56	56
FDIC and State Assessments	161	222
Other general and administrative	307	1,009
Total non-interest expenses	1,830	3,249

Income (loss) before tax provision	1,069	(1,398)
Income tax provision	1	59
Net income (loss)	$1,068	$(1,457)

Earnings (loss) per common share
Basic	$0.60	$(0.82)
Diluted	$0.60	$(0.82)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the three months ended March 31
	2012	2011

Net income (loss)	$1,068	$(1,457)

Other comprehensive income (loss)
Net unrealized holding gain on securities available for sale	231	232
Reclassification adjustment for gains realized inincome	(800)	(8)
Net unrealized gain (loss)	(569)	224
Tax effect	—	—
Other comprehensive income (loss)	(569)	224
Total Comprehensive income (loss)	$499	$(1,233)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

				Accumulated
				Other Comprehensive
	Number of	Common	Retained	Income
(in thousands except share data)	Shares	Stock	Earnings	(Loss)	Total

Balance at December 31, 2009	1,783,230	$5,088	$11,092	$(30)	$16,150

Comprehensive loss:
Net loss for the year	—	—	(706)	—	(706)
Change in net unrealized loss on AFS securities and other assets, net of recalssification adjustment and tax effect	—	—	—	(1,144)	(1,144)
Total comprehensive loss					(1,850)
Exercise of stock options	2,661	6	—	—	6

Balance at December 31, 2010 (Audited)	1,785,891	5,094	10,386	(1,174)	14,306

Comprehensive loss:
Net loss for the year	—	—	(13,652)	—	(13,652)
Change in net unrealized loss on AFS securities and other assets, net of recalssification adjustment and tax effect	—	—	—	2,941	2,941
Total comprehensive loss					(10,711)
Balance at December 31, 2011 (Audited)	1,785,891	5,094	(3,266)	1,767	3,595

Comprehensive income:
Net income for the year	—	—	1,068	—	1,068
Change in net unrealized loss on AFS securities and other assets net of tax recalssification adjustment	—	—	—	(569)	(569)
Total comprehensive income					499

Balance at March 31, 2012 (Unaudited)	1,785,891	$5,094	$(2,198)	$1,198	$4,094

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN CALIFORNIA BANCORP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTH PERIOD ENDED
	MARCH 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,068	$(1,457)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	70	84
Provision for loan losses	—	1,100
Provision for foreclosed asset losses	—	83
Realized gain on sales of available-for-sale securities, net	(800)	(8)
Amortization of deferred loan (fees), net	26	17
Net amortization (accretion) of discounts and premiums on investment securities, net	(15)	(28)
Deferred income tax provision (benefit)	—	373
Increase in cash surrender value of life insurance	(31)	(32)
(Increase) decrease in assets:
Trading assets	(1)	2
Loans held for sale	(304)	772
Interest receivable	369	194
Other assets	206	679
Increase (decrease) in liabilities:
Interest payable	(35)	(157)
Other liabilities	(1,101)	(635)
Net cash provided (used) by operating activities	(548)	987

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for sale securities
Sales	17,997	514
Maturities, prepayments, and calls	105	38
Purchases	—	(3,445)
Redemption of stock investments, restricted	119	119
Net (increase) decrease in loans	7,745	(6,439)
Proceeds from sale of equipment	—	144
Additions to bank premises and equipment	(1)	(24)
Net cash provided (used) by investing activities	25,965	(9,093)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(5,939)	(4,950)
Proceeds from borrowings	—	5,245
Net cash provided (used) by financing activities	(5,939)	295

Net increase (decrease) in cash and cash equivalents	19,478	(7,811)

CASH AND CASH EQUIVALENTS, BEGINNING	10,536	16,400

CASH AND CASH EQUIVALENTS, ENDING	$30,014	$8,589

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

The Corporation owns 100% of the Bank which operates four full service branches in Monterey County, California. The Corporation owns 100% of the common stock of two unconsolidated special purpose business trusts, “Northern California Bancorp, Inc. Trust I” and “Northern California Bancorp, Inc. Trust II.”

Basis of Presentation

The interim condensed consolidated financial statements of the Corporation and the Bank are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of Management, necessary for a fair presentation, in all material respects, of the consolidated financial position and operating results of the Corporation for the interim periods.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012.  The year-end consolidated balance sheet data at December 31, 2011 was derived from the Corporation’s consolidated audited financial statements.  All material intercompany balances and transactions have been eliminated in consolidation.

This financial information should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Corporation’s Form 10-K for the fiscal year ended December 31, 2011.

(NOTE 2) CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires Management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Corporation’s financial statements and accompanying notes.  Management believes that the judgments, estimates and assumptions used in preparation of the Corporation’s financial statements are appropriate given the factual circumstances as of March 31, 2012.

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

This policy relates to the methodology that determines the Corporation’s allowance for loan losses.  Management has discussed the development and selection of this critical accounting policy with the Corporation’s Audit Committee of the Board of Directors.  Although Management believes the level of the allowance at March 31, 2012 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time.  For further information regarding the allowance for loan losses see “Provision and Allowance for Loan Losses” included elsewhere herein.

Due to the credit concentration of the Corporation’s loan portfolio in real estate secured loans, the value of collateral is heavily dependent upon real estate values in the Monterey region. Therefore, a decrease in real estate values in this region could have a negative impact on the allowance for loan losses. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

(NOTE 3) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (FASB) issued an accounting standards update to improve the comparability between U.S. GAAP fair value accounting and reporting requirements and International Financial Reporting Standards (IFRS) fair value accounting and reporting requirements. Additional disclosures required by the update include: (i) disclosure of quantitative information regarding the unobservable inputs used in any fair value measurement classified as Level 3 in the fair value hierarchy in addition to an explanation of the valuation techniques used in valuing Level 3 items and information regarding the sensitivity in the valuation of Level 3 items to changes in the values assigned to unobservable inputs; (ii) categorization by level within the fair value hierarchy of items not recognized on the balance sheet at fair value but for which fair values are required to be disclosed; and (iii) instances where the fair values disclosed for non-financial assets were based on a highest and best use assumption when in fact the assets are not being utilized in that capacity.

The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011. The required disclosures became effective for the Corporation on January 1, 2012, and are reflected in Note 9. The provisions of this update had no impact on the Corporation’s financial position, results of operations or cash flows.

In June 2011, the FASB issued an accounting standards update to increase the prominence of items included in Other Comprehensive Income and facilitate the convergence of U.S. GAAP with IFRS. The update prohibits continued presentation of Other Comprehensive Income in the Statement of Shareholders’ Equity. The update requires that all non-owner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but continuous statements. The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011. The Corporation adopted the provisions of this update on January 1, 2012 and therefore has presented other comprehensive income in conformity with the new reporting requirements as of March 31, 2012. The provisions of this update had no impact on the Corporation’s financial position, results of operation or cash flows.

(NOTE 4) STOCK BASED COMPENSATION

The Corporation’s compensation cost relating to share-based payment transactions is recognized in the financial statements based upon the fair value of the equity or liability instruments issued. Based on the stock-based compensation awards outstanding for the three months ended March 31, 2012 and 2011, there was no stock-based compensation expense.

Under the Corporation’s 1998 Stock Option Plan, the Corporation may grant incentive stock options and non-qualified stock options to directors, officers, and employees of the Corporation and its subsidiary, so long as the Corporation owns a majority of the equity interest of such subsidiary.  Incentive stock options are granted at fair value of the common stock on the date of grant.  However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  Non-qualified stock options may be granted at prices not lower than 85% of the fair market value of the common stock on the date of grant.  The Board of Directors (the “Board”) is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.  Under the 1998 Stock Option Plan, 12,500 shares of common stock have been reserved for the granting of these options.  At March 31, 2012, 12,500 options were outstanding.  During 2012, no options were granted and no options were exercised by officers, employees, or Board members.  As of March 31, 2012, all options have vested.

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

However, an incentive stock option granted to an individual owning 10% or more of the Corporation’s stock after such grant must have an exercise price of at least 110% of such fair market value and an exercise period of not more than five years.  The Board is authorized to determine when options become exercisable within a period not exceeding 10 years from the date of grant.  Under the Plan, 300,000 shares of common stock have been reserved for the granting of these options.  As of March 31, 2012, no options have been granted under the 2007 Stock Option Plan.

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

The weighted-average number of shares used in computing basic and diluted earnings (loss) per share is as follows:

	Earnings (Loss) per share Calculation
	For the three months ended March 31
	2012			2011
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings (loss) per share	$1,068	1,785,891	$0.60	$(1,457)	1,785,891	$(0.82)

Effect of dilutive shares assumed exercise of outstanding options	—	—	—	—	—	—

Diluted earnings (loss) per share	$1,068	1,785,891	$0.60	$(1,457)	1,785,891	$(0.82)

(NOTE 6) INVESTMENT SECURITIES

The following table presents investment securities available for sale at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)
Securities Available for Sale
Mortgage Backed Securities	$520	$25	$—	$545
State/Local Agency Securities	22,685	1,133	—	23,818

Total securities available for sale	$23,205	$1,158	$—	$24,363

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)
Securities Available for Sale
Mortgage Backed Securities	$525	$—	$(1)	$524
State/Local Agency Securities	39,539	1,798	(68)	41,269

Total securities available for sale	$40,064	$1,798	$(69)	$41,793

In addition, the Corporation maintains a trading account, at fair value, consisting of marketable securities.  At March 31, 2012 and December 31, 2011 the account value was $18,000 and $17,000, respectively.

The amortized cost and fair value of debt securities by contractual maturity date at March 31, 2012 are as follows:

	Available for Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)

Due between five and ten years	$360	$363
Due after ten years	22,845	24,000
Total securities available for sale	$23,205	$24,363

Proceeds from calls, maturity, payments and sales of investment securities for the three months ended March 31, 2012 and 2011 were $18,102,000 and $552,000, respectively.  Realized gains for the three months ended March 31, 2012 and 2011 were $800,000, and $8,000, respectively.

At December 31, 2011, mortgage-backed obligations with a carrying value of $524,000 were pledged to secure advances from the Federal Home Loan Bank “FHLB”. No securities were pledged to secure advances from the FHLB at March 31, 2012.

At March 31, 2012 and December 31, 2011, state/local agency obligations with a carrying value of $7,835,000 and $9,137,000, respectively, were pledged to secure a discount window line with the Federal Reserve Bank.

At March 31, 2012, no securities had a gross unrealized loss.

Information pertaining to securities with gross unrealized losses at December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
(Dollars in thousands)
Securities Available for Sale:
State/Local Agency Securities	$524	$(1)	$2,231	$(68)	$2,755	$(69)

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

(NOTE 7) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table presents information on loans and the allowance for loan losses at March 31, 2012 and December 31, 2011:

	March 31	December 31
	2012	2011
	(Dollars in thousands)
Commercial and industrial	$22,369	$22,630
Construction and land	10,497	9,064
Real Estate - commercial	63,395	69,824
Real Estate - residential	40,332	43,630
Consumer	193	223
SBA - unguaranteed portion held for investment	4,291	4,088
SBA - guaranteed portion	4,365	3,586
Other	993	880
Total	146,435	153,925
Allowance for loan losses	(4,323)	(4,320)
Deferred origination fees, net	(80)	(107)
Loans, net	$142,032	$149,498

Loans held for sale totaled $1,775,000 and $1,471,000 at March 31, 2012 and December 31, 2011, respectively, and are included in the SBA guaranteed portion above.

The following tables present an analysis of credit quality indicators by loan class at March 31, 2012 and December 31, 2011. Information has been updated for each credit quality indicator as of these dates.

	March 31, 2012
	Grade
	Pass	Special Mention	Substandard	Doubtful	Total

Construction and land:
Land	$6,480	$—	$4,017	$—	$10,497

One to four residential:
First liens	31,127	—	3,876	—	35,003
Junior liens	4,287	—	1,042	—	5,329

Commercial real estate:
Owner occupied	20,395	—	5,415	—	25,810
Non-owner occupied	35,202	—	2,383	—	37,585

Commercial and industrial:
Secured	10,216	—	1,160	—	11,376
Unsecured	9,364	1,045	239	345	10,993

Consumer	193	—	—	—	193

SBA:
SBA, unguaranteed portion held for investment	4,127	—	164	—	4,291
SBA, guaranteed portion	2,794	—	—	1,571	4,365

Other	993	—	—	—	993

Total	$125,178	$1,045	$18,296	$1,916	$146,435

	December 31, 2011
	Grade
	Pass	Special Mention	Substandard	Doubtful	Total

Construction and land:
Land	$7,668	$—	$1,396	$—	$9,064

One to four residential:
First liens	34,049	—	3,749	—	37,798
Junior liens	4,788	163	881	—	5,832

Commercial real estate:
Owner occupied	25,138	—	5,436	—	30,574
Non-owner occupied	36,865	—	2,385	—	39,250

Commercial and industrial:
Secured	10,702	—	1,337	—	12,039
Unsecured	10,192	—	50	349	10,591

Consumer	189	—	34	—	223

SBA:
SBA, unguaranteed portion held for investment	3,917	—	171	—	4,088
SBA, guaranteed portion	2,337	—	85	1,164	3,586

Other	880	—	—	—	880

Total	$136,725	$163	$15,524	$1,513	$153,925

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

The following tables set forth an aging analysis of past due loans by loan class at March 31, 2012 and December 31, 2011:

	March 31, 2012
							Recorded
			90 Days				Investment
	30-59 Days	60-89 Days	or More	Total		Total	90 Days or more
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing

Construction and land:
Land	$—	$—	$2,817	$2,817	$7,680	$10,497	$—

One to four residential:
First liens	492	115	54	661	34,342	35,003	—
Junior liens	—	—	—	—	5,329	5,329	—

Commercial real estate:
Owner occupied	—	—	—	—	25,810	25,810	—
Non-owner occupied	—	—	851	851	36,734	37,585	—

Commercial and industrial:
Secured	—	—	—	—	11,376	11,376	—
Unsecured	—	345	—	345	10,648	10,993	—

Consumer	—	—	—	—	193	193	—

SBA:
SBA, unguaranteed portion held for investment	266	—	—	266	4,025	4,291	—

SBA, guaranteed portion	—	—	1,571	1,571	2,794	4,365

Other	—	—	—	—	993	993	—

Total	$758	$460	$5,293	$6,511	$139,924	$146,435	$—

	December 31, 2011
							Recorded
			90 Days				Investment
	30-59 Days	60-89 Days	or More	Total		Total	90 Days or more
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing

Construction and land:
Land	$2,498	$—	$196	$2,694	$6,370	$9,064	$—

One to four residential:
First liens	415	192	—	607	37,191	37,798	—
Junior liens	—	163	—	163	5,669	5,832	—

Commercial real estate:
Owner occupied	—	—	—	—	31,918	31,918	—
Non-owner occupied	—	—	851	851	37,055	37,906	—

Commercial and industrial:
Secured	69	—	—	69	11,969	12,038	—
Unsecured	—	—	—	—	10,592	10,592	—

Consumer	—	—	—	—	223	223	—

SBA:
SBA, unguaranteed portion held for investment	15	—	—	15	4,073	4,088	—

SBA, guaranteed portion	—	—	1,249	1,249	2,337	3,586

Other	—	—	—	—	880	880	—

Total	$2,997	$355	$2,296	$5,648	$148,277	$153,925	$—

Loans by portfolio segment, and the related allowance for loan loss for each segment, are presented below as of March 31, 2012 and December 31, 2011. Loans and the allowance for loan losses are further segregated by impairment methodology.

	March 31, 2012
	Loan Balance			Allowance for Loan & Lease Losses:
	Individually evaluated for impairment	Collectively evaluated for impairment	Balance	Individually evaluated for impairment	Collectively evaluated for impairment	Balance

Construction and Land	$4,017	$6,480	$10,497	$14	$144	$158

One to Four Residential:

First lien	3,822	31,181	35,003	400	521	921

Junior lien	1,095	4,234	5,329	93	359	452

Commercial real estate	7,798	55,597	63,395	320	502	822

Commercial and Industrial	1,744	20,625	22,369	322	1,101	1,423

Consumer	—	193	193	—	2	2

SBA - unguaranteed portion	164	4,127	4,291	44	386	430

SBA - guaranteed portion	1,572	2,793	4,365	—	—	—

Other	—	993	993	—	14	14

Unallocated	—	—	—	—	101	101

Total	$20,212	$126,223	$146,435	$1,193	$3,130	$4,323

	December 31, 2011
	Loan Balance			Allowance for Loan & Lease Losses:
	Individually evaluated for impairment	Collectively evaluated for impairment	Balance	Individually evaluated for impairment	Collectively evaluated for impairment	Balance

Construction and Land	$3,894	$5,170	$9,064	$14	$130	$144

One to Four Residential:

First lien	3,749	34,049	37,798	392	558	950

Junior lien	1,044	4,788	5,832	88	409	497

Commercial real estate	8,208	61,616	69,824	352	385	737

Commercial and Industrial	1,736	20,894	22,630	386	1,104	1,490

Consumer	34	189	223	26	2	28

SBA - unguaranteed portion	171	3,917	4,088	78	368	446

SBA - guaranteed portion	1,249	2,337	3,586	—	—	—

Other	—	880	880	—	13	13

Unallocated	—	—	—	—	15	15

Total	$20,085	$133,840	$153,925	$1,336	$2,984	$4,320

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

One-to Four-Residential First Lien.  This portfolio segment consists of the origination of first mortgage loans secured by one-to-four family owner occupied residential properties located in the Bank’s market area.

One-to Four-Residential Junior Lien.  This portfolio segment consists of loans secured by junior liens on one-to-four residential properties.  Such lending involves additional risks, since the lien position is junior to higher priority liens.

Commercial Real Estate Loans.  This portfolio segment includes loans secured by commercial real estate, including multi-family dwellings. Loans secured by commercial real estate generally have larger loan balances and more credit risk than one-to-four residential mortgage loans. The increased risk is the result of several factors, including the concentration of principal in a limited number of loans and borrowers, the impact of local and general economic conditions on the borrower’s ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans.

Commercial and Industrial Loans. This portfolio segment includes commercial business loans secured by assignments of corporate assets and personal guarantees of the business owners. Commercial business loans generally have higher interest rates and shorter terms than one- to four-residential loans, but they also may involve higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business.

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

Loans evaluated individually for impairment have been classified as substandard or doubtful at March 31, 2012 and December 31, 2011, respectively.  Loans evaluated collectively for impairment consist of all loans in the portfolio which are not impaired.

The following table summarizes the activity in the allowance for loan loss by loan class for the three months ended March 31, 2012 and the year ended December 31, 2012.

	March 31, 2012
	Beginning Balance	Loan Charged Offs	Recoveries	Provision for Losses	Ending Balance
	(Dollars in thousands)
Construction and Land	$144	$—	$—	$14	$158

One to Four Residential:

First lien	950	—	—	(29)	921

Junior lien	497	—	2	(47)	452

Commercial real estate	737	—	—	85	822

Commercial and Industrial	1,490	—	—	(67)	1,423

Consumer	28	—	—	(26)	2

SBA - unguaranteed portion	446	—	—	(16)	430

Other	13	—	1	—	14

Unallocated	15	—	—	86	101

Total	$4,320	$—	$3	$—	$4,323

	December 31, 2011
	Beginning Balance	Loan Charged Offs	Recoveries	Provision for Losses	Ending Balance
	(Dollars in thousands)
Construction and Land	$371	$1,333	$—	$1,106	$144

One to Four Residential:

First lien	482	781	—	1,249	950

Junior lien	419	1,226	1	1,303	497

Commercial real estate	985	38	—	(210)	737

Commercial and Industrial	310	2,711	—	3,891	1,490

Consumer	6	113	1	134	28

SBA - unguaranteed portion	469	496	2	471	446

Other	8	5	—	10	13

Unallocated	109	—	—	(94)	15

Total	$3,159	$6,703	$4	$7,860	$4,320

The following table summarizes loans on nonaccrual status by loan class at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Construction and land:
Land	$2,817	$2,695

One to four residential:
First liens	54	—
Junior liens	—	634

Commercial real estate:
Owner occupied	—	851
Non-owner occupied	851	—

Commercial and industrial:
Unsecured	345	349

SBA guaranteed protion	1,572	1,249

Total	$5,639	$5,778

Loans past due greater than 90 days totaled $5,293,000 compared to total nonaccrual loans of $5,639,000 at March 31, 2012.  The difference of $345,000 was due to a loan which was past due less than 90 days but was classified as nonaccrual.

Loans past due greater than 90 days totaled $2,296,000 compared to total nonaccrual loans of $5,778,000 at December 31, 2011.  The difference of $3,482,000 was due to three loans which were past due less than 90 days but were classified as nonaccrual.

The following tables summarize the Bank’s investment in loans for which impairment has been recognized as of and for the three months ended March 31, 2012 and as of and for the twelve months ended December 31, 2011.

	March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Construction and land:
Land	$2,621	$2,621	$—	$2,544	$—
Commercial Real Estate:
Non-owner occupied	1,147	1,147	—	1,151	11
One to four residential:
Junior Liens	626	626	—	631	—
Commercial and industrial:
Secured	121	124	—	123	2
SBA:
SBA. guaranteed portion	1,572	1,572	—	1,292	—

With an allowance recorded:
Construction and land:
Land	1,396	1,415	14	1,396	10
One to four residential:
First Liens	3,822	4,519	400	3,813	27
Junior Liens	469	469	93	576	6
Commercial Real Estate:
Owner occupied	933	933	158	934	13
Non-owner occupied	5,718	5,811	162	5,727	53
Commercial and industrial:
Secured	1,623	1,622	322	1,628	11
SBA:
SBA, unguaranteed portion held for investment	164	164	44	165	8

Total:
Construction and land	$4,017	$4,036	$14	$3,940	$10
One to four residential First Lien	3,822	4,519	400	3,813	27
One to four residential Junior Lien	1,095	1,095	93	1,207	6
Commercial real estate - owner occupied	933	933	158	934	13
Commercial real estate non-owner occupied	6,865	6,958	162	6,878	64
Commercial and industrial - secured	1,744	1,746	322	1,751	13
Commercial and industrial - unsecured	—	—	—	—	—
Consumer	—	—	—	—	—
SBA Unguaranteed portion	164	164	44	165	8
SBA Guaranteed portion	1,572	1,572	—	1,292	—
	$20,212	$21,023	$1,193	$19,980	$141

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Construction and land:
Land	$3,698	$4,435	$—	$2,838	$89
Commercial Real Estate:
Non-owner occupied	1,534	2,178	—	1,704	66
One to four residential:
First Liens	—	—	—	1,372	4
Junior Liens	634	1,025	—	582	33
Commercial and industrial:
Secured	124	2,785	—	2,734	—
Consumer	—	13	—	2	—
SBA:
SBA, unguaranteed portion held for investment	—	391	—	195	—

SBA. guaranteed portion	1,249	1,366	—	1,397	—

With an allowance recorded:
Construction and land:
Land	196	215	14	201	—
One to four residential:
First Liens	3,749	4,446	392	1,716	200
Junior Liens	410	522	88	71	23
Commercial Real Estate:
Owner occupied	934	934	168	3	57
Non-owner occupied	5,740	5,832	184	3,486	245
Commercial and industrial:
Secured	1,612	1,612	386	316	17
Consumer	34	34	26	—	1
SBA:
SBA, unguaranteed portion held for investment	171	171	78	—	27

Total:
Construction and land	$3,894	$4,650	$14	$3,039	$89
One to four residential First Lien	3,749	4,446	392	3,088	204
One to four residential Junior Lien	1,044	1,547	88	653	56
Commercial real estate owner occupied	934	934	168	3	57
Commercial real estate non-owner occupied	7,274	8,010	184	5,190	311
Commercial and industrial	1,736	4,397	386	3,050	17
Consumer	34	47	26	2	1
SBA Unguaranteed portion	171	562	78	195	27
SBA Guaranteed portion	1,249	1,366	—	1,397	—
	$20,085	$25,959	$1,336	$16,617	$762

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

(NOTE 8) FORECLOSED ASSETS

As of March 31, 2012 and December 31, 2011, foreclosed assets totaled $28,722,000, net of a valuation allowance. Based on property values, a valuation allowance of $2,904,000 was deemed necessary at March 31, 2012 and December 31, 2011.

Operating expenses and provision for losses on foreclosed assets for the three months ended March 31, 2012 was a credit of $138,000 compared to an expense of $326,000 during the same period in 2011.  The decrease of $464,000 was due primarily to reduced provisions for valuation allowances on foreclosed assets of $256,000 and a recovery of $212,000 on a claim under a title insurance policy.

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

Fair Value Measured on a Recurring Basis

The following tables present the balance of assets whose fair values are measured on a recurring basis by level within the valuation hierarchy:

	March 31, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Trading securities	$18	$—	$18	$—
Mortgage Backed Securities	545	—	545	—
State/Local Agency Securities	23,818	—	23,818	—

Total securities available for sale	$24,381	$—	$24,381	$—

	December 31, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Trading securities	$17	$—	$17	$—
Mortgage Backed Securities	524	—	524	—
State/Local Agency Securities	41,269	—	41,269	—

Total securities available for sale	$41,810	$—	$41,810	$—

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

Fair Value Measured on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following tables present such assets carried on the balance sheet by caption and by level within the valuation hierarchy:

	At March 31, 2012				Total Losses Three Months Ended
	Total	(Level 1)	(Level 2)	(Level 3)	March 31, 2012
	(Dollars in Thousands)
Impaired loans	$20,212	$—	$4,842	$15,370	$1,200
Loans held for sale	1,775	—	1,775	—	—
Foreclosed assets	28,722	—	1,302	27,420	—
	$50,709	$—	$7,919	$42,790	$1,200

					Losses for the
					Total Losses
					Year Ended
	At December 31, 2011				December 31,
	Total	(Level 1)	(Level 2)	(Level 3)	2011
	(Dollars in Thousands)

Impaired loans	$20,085	$—	$6,647	$13,438	$1,297
Loans held for sale	1,471	—	1,471	—	—
Foreclosed assets	28,722	—	22,383	6,339	—
	$50,278	$—	$30,501	$19,777	$1,297

There was $23,839,000 of assets transferred from Level 2 to Level 3, due to appraisals which were not considered current, during the three months ended March 31, 2012.

There was $1,471,000 of assets transferred from Level 3 to Level 2, due to obtaining current appraisals, during the three months ended March 31, 2012.

For collateral dependent Level 3 impaired loans and for all Level 3 foreclosed assets, the fair value of collateral is based on appraisals that are greater than six months old. Management has not made adjustments for the age of the appraisals based on their estimate that the values of the properties have not changed materially since the appraisal date. These estimates are based on qualitative judgments made by management on a case-by-case basis.

For non-collateral dependent Level 3 impaired loans, fair value is based on a discounted cash flow analysis that discounts projected loan payments to present value using the loan’s effective rate. Cash flow projections are based on management’s estimate of the amounts that the borrower is believed to be capable of paying. Payment capacity is based on current financial information from the borrower, past payment history, and the facts and circumstances relevant to the borrower’s financial condition and future performance.

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

Loans Held for Sale

Loans held for sale are required to be measured at the lower of cost or fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions, which are level 2 inputs. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At March 31, 2012 and December 31, 2011, the fair value of loans held for sale was greater than cost; therefore, the entire balance of loans held for sale was recorded at cost.

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

Current authoritative guidance requires interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Corporation’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Corporation’s financial instruments as of March 31, 2012 and December 31, 2011 are shown below:

	March 31, 2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets
Cash and cash equivalents	$3,014	$30,014	$—	$—	$30,014
Investment Securities, available for sale	24,363	—	24,363	—	24,363
Other Investments	3,108	—	—	3,108	3,108
Trading Account	18	—	18	—	18
Loans, held for sale	1,775	—	1,775	—	1,775
Loans, net	140,257	—	125,331	15,370	140,701
Other Real Estate Owned	28,722	—	1,302	27,420	28,722
Accrued interest receivable	801	—	804	—	804

Financial Liabilities
Deposits non-interest bearing	36,846	—	—	—	36,846
Deposits interest bearing	160,828	—	—	161,191	161,191
Long-term debt	14,248	—	—	14,940	14,940
Short-term debt	19,700	—	—	1,970	1,970
Accrued Interest Payable	1,426	—	1,426	—	1,426

	December 31, 2011
	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$10,536	$10,536
Trading assets	17	17
Investment securities AFS	41,793	41,793
Other investments	3,227	3,227
Loans, held for sale	1,471	1,471
Loans, net	148,027	157,742
Accrued interest receivable	1,152	1,152

Financial Liabilities:
Deposits	203,613	205,871
Long-term debt	23,248	19,814
Short-term debt	10,700	10,976
Accrued interest payable	1,461	1,461

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

At March 31, 2012 and December 31, 2011, such commitments to extend credit were $9,242,000 and $10,159,000, respectively, of undisbursed lines of credit, undisbursed loans in process, and commitment letters.

(NOTE 11) REGULATORY MATTERS

The Bank entered into a Consent Order with the FDIC and CDFI effective September 1, 2010 that, among other things, requires the Bank to maintain a minimum leverage capital ratio of 9.0% and a minimum total risk-based capital ratio of 12.0%. At March 31, 2012, the Bank’s leverage capital ratio was 5.96% which represents a capital shortfall of $7,280,000 in relation to the consent order. Its total risk-based capital ratio was 9.55% which represents a capital shortfall of $4,219,000 in relation to the consent order.  Appropriate actions or a combination of actions may include soliciting additional capital through a securities offering, reducing the Bank’s assets through sales of branch offices, loans or other real estate owned, merger with another financial institution or sale of the Bank.   No assurance can be given regarding the results of any capital-raising efforts.  Failure to meet minimum capital requirements can result in certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and Bank’s results of operations and financial condition.

See “Other Regulatory Matters” in Item 2 below for more information on the Consent Order, as well as the Consent Order, Order for Restitution and Order to Pay Civil Money Penalties relating to the Bank’s credit card programs.

(NOTE 12) REVOLVING LINE OF CREDIT

The Corporation has a line of credit with BMO Harris Bank N.A., as successor to M & I Marshall & Ilsley Bank, in the amount of $3,000,000, at a floating interest rate based on the one-month LIBOR rate plus 3.75%, with a floor rate of 6.50% and a maturity date of October 31, 2011. The line of credit is secured by a pledge of 100% of the common stock issued by the Bank. At March 31, 2012, $2,700,000 was outstanding on the line of credit.  At March 31, 2012 accrued and unpaid interest totaled $74,000.  Management is in discussion with BMO Bank regarding a forbearance of principal and interest payments until 2013 or settlement of the debt from proceeds of a capital raise.

The loan agreement contains covenants requiring the Bank to maintain certain financial ratios. At March 31, 2012 the Bank did not satisfy the following covenants:

Finanical Covenant	Required	Actual

Capital Raios:

Tier 1 Leverage Ratio	>=9.00%	5.96%
Total Risk-Based Capital Ratio	>=12.00%	9.55%

Non-Performing Assets to Tangible Capital plus Loan Loss Reserve	< 115.00%	165.79%

BMO Harris Bank N.A. has in the past agreed to the issuance of forbearance agreements for the covenant defaults, most recently as of September 29, 2011 for the quarter ended March 31, 2011. While it is anticipated that BMO Harris Bank N.A. will continue to forebear, no assurances can be given in that regard.  If BMO chooses not to forebear, it could potentially take possession of 100% of the outstanding common stock of the Bank, thereby leaving Northern California Bancorp, Inc. insolvent.  Such a change in control, however, would require regulatory approval.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements Regarding Forward-Looking Information

Except for historical information contained herein, the matters discussed or incorporated by reference in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), that involve substantial risks and uncertainties.  When used in this report, or in the documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” and similar expressions identify certain of such forward-looking statements.  Actual results of the Corporation and the Bank could differ materially from such forward-looking statements contained herein.  Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Bank operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Bank has no control); other factors affecting the Bank’s operations, markets, products and services; and other risks detailed in this Form 10-Q and in the Bank’s other reports filed with Securities and Exchange Commission and pursuant to its rules and regulations.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect Management’s analysis only as of the date hereof.  The Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date thereof.

OVERVIEW OF THE RESULTS OF OPERATION AND FINANCIAL CONDITION

Results of Operations Summary

The net income for the quarter ended March 31, 2012 was $1,068,000 compared with a net loss of $1,457,000 for the quarter ended March 31, 2011. Basic income per share for the first quarter of 2012 was $0.60, compared to a loss per share ($0.82) for the first quarter of 2011. The Corporation’s annualized return on average equity was 113.14% and annualized return on average assets was 1.78% for the quarter ended March 31, 2012, compared to an annualized return on average equity of (41.72%) and an annualized return on assets of (2.20%) for same quarter in 2011. The primary reasons for the change in net income during the first quarter of 2012 are as follows:

•                        No provision for loan losses was required during the first quarter of 2012 compared to a provision of $1,100,000 during the first quarter of 2011.

•                        Total non-interest income was $1,158,000 during the first quarter of 2012 compared to $1,230,000 during the first quarter of 2011.  The decrease of $72,000 or 5.85% was due primarily to increases of (i) $792,000 in gain on sales of investment securities and (ii) $61,000 in income from sales and servicing SBA loans.  The increases were partially offset by a decrease of $916,000 in other income.

•                        Total non-interest expense was $1,830,000 during the first quarter of 2012 compared to $3,249,000 during the first quarter of 2011.  The decrease of $1,419,000 or 43.68% in non-interest expense over the prior period was due primarily to decreases of (i) $464,000 or 142.33% in expenses for foreclosed assets; (ii) $702,000 or 69.57% in other general and administrative expense; (iii) $129,000 or 27.98% in professional fees; (iv) $61,000 or 27.48% in FDIC/State assessments; (v)  $38,000 or 4.17% in salary and employee benefits and (vi)  $25,000 or 9.51% in occupancy and equipment expense.

•                        An income tax provision of $1,000 was recorded for the first quarter of 2012 compared to a provision of $59,000 for the first quarter of 2011.

The following table sets forth certain selected financial data and ratios of the Corporation for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31
(in thousands except share data)	2012	2011
Selected Financial Data
Summary of Operating Results:

Total interest income	$2,566	$2,803
Total interest expense	825	1,082
Net interest income	1,741	1,721

Provision for loan losses	—	1,100
Net interest income after provision for loan losses	1,741	621

Total non-interest income	1,158	1,230
Total non-interest expenses	1,830	3,249

Income (loss) before provision	1,069	(1,398)
Income tax provision	1	59

Net income (loss)	$1,068	$(1,457)

Per Common Share Data:

Net (loss) income - Basic (1)	$0.60	$(0.82)
Net (loss) income - Diluted (2)	0.60	(0.82)
Book value, end of period	2.29	7.32
Shares outstanding at end of period (3)	1,785,891	1,785,891

Balance Sheet Data:

Total loans, net of unearned income and allowance for loan losses (4)	$142,032	$159,033
Total assets	239,527	263,887
Total deposits	197,674	203,048
Stockholders’ equity	4,094	13,074

Selected Financial Ratios:
Return on average assets (5)	1.78%	(2.20)%
Return on average stockholders’ equity (5)	113.14%	(41.72)%
Dividend payout ratio	0.00%	0.00%
Net interest spread	3.86%	3.53%
Net yield on interest earning assets (5)	3.87%	3.62%
Average shareholders’ equity to average assest (5)	1.57%	5.28%
Risked-Based capital ratios
Tier 1	2.27%	8.35%
Total	7.57%	12.03%
Total loans to total deposits at end of period (4)	74.08%	78.32%
Allowance for loan losses to total loans at end of period (4)	2.95%	2.02%
Nonperforming loans to total loans at end of period (4)	3.85%	6.39%
Net charge-offs to average loans (4)	0.00%	0.66%

(1)         Basic earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock outstanding during the year.  The weighted average number of common shares used for this computation was 1,785,891 for the three months ended March 31, 2012 and 2011.

(2)         Diluted earnings (loss) per share amounts were computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year.  Common stock equivalents include director/employee stock options. The weighted average number of shares used for this computation was 1,785,891 for the three months ended March 31, 2012 and 2011, respectively.

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

Net interest income for the three month period ended March 31, 2012 was $1,741,000 compared to $1,721,000 for the same period in 2011, which was an increase of $20,000, or 1.16%.   The primary reasons for the increase in net interest income were:

•              A decrease of $94,000 in interest on loans due to a decrease of 6.07% in average loans outstanding while the yield increased 10 basis points.

•              A decrease of $143,000 in interest on investment securities due to 13.80% decrease in average investment securities and a decrease 16 basis points in the yield.

•              A decrease in interest expense of $257,000 resulting from a 4.65% decrease in average total interest-bearing liabilities and a decrease of 88 basis points in the rate paid.

DISTRIBUTION, RATE AND YIELD ANALYSIS OF NET INTEREST INCOME:

The following tables show the consolidated average balances of interest-earning assets and interest-bearing liabilities; the amount of interest income and interest expense; the average yield or rate for each category of average interest-earning assets and average interest-bearing liabilities; and the net interest income and the net interest spread for the periods indicated.  Yields are computed on a tax-equivalent basis resulting in adjustments to interest earned on municipal bonds of $192,000 and $248,000 for the three months ended March 31, 2012 and 2011, respectively.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

	Three Months Ended March 31			Three Months Ended March 31
	2012			2011
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans	$148,273	$2,111	5.69%	$157,852	$2,205	5.59%
Time deposits - in other banks	10,759	6	0.22%	10,912	6	0.22%
Investment securities - taxable	3,745	5	0.53%	6,357	41	2.58%
Investment securities - nontaxable	36,957	636	6.88%	42,431	799	7.53%
Total interest-earning assets	199,734	2,758	5.52%	217,552	3,051	5.61%

Allowance for loan and lease losses	(4,384)			(3,022)
Non-interest bearing assets:
Cash and due from banks	3,774			4,889
Bank premises and equipment	4,399			4,659
Accrued interest receivable	982			1,169
Other assets	35,274			39,405
Total average assets	$239,779			$264,652

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand	$17,859	$4	0.09%	$16,382	$4	0.10%
Money market savings	2,329	1	0.17%	1,860	1	0.20%
Savings deposits	14,390	9	0.25%	10,827	13	0.48%
Time deposits >$100M	47,220	197	1.67%	62,193	301	1.94%
Time deposits <$100M	83,013	275	1.33%	78,586	353	1.80%
Other Borrowings	33,948	339	3.99%	38,615	410	4.25%
Total interest-bearing liabilities	198,759	825	1.66%	208,463	1,082	2.08%

Non-interest bearing liabilities:
Noninterest-bearing checking	33,010			35,824
Accrued interest payable	1,451			1,490
Other liabilities	2,783			4,908
Total Liabilities	236,003			250,685
Total shareholders’ equity	3,776			13,967
Total average liabilities and shareholders’ equity	$239,779			$264,652

Net interest income		$1,933			$1,969
Interest income as a percentage of average earning assets			5.52%			5.61%
Interest expense as a percentage of average earning assets			1.65%			1.99%
Net yield on interest earning assets			3.87%			3.62%
Net interest spread			3.86%			3.53%

Rate and Volume Analysis:

The following tables show the increase or decrease in interest income, interest expense and net interest income resulting from changes in rates and volumes for the three months and three months ended March 31, 2012 compared with the same periods in 2011.  Yields are computed on a tax-equivalent basis resulting in adjustments to interest earned on municipal bonds of $192,000 and $248,000 for the three months ended March 31, 2012 and 2011, respectively.  Non-accrual loans and overdrafts are included in average loan balances.  Average loans are presented net of unearned income.

	Increase (decrease) in the three months ended
	March 31, 2012 compared with March 31, 2011
	(Dollars in thousands)
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$(134)	$40	$(94)
Time deposits - in other banks	—	—	—
Investment securities - taxable	(17)	(19)	(36)
Investment securities - nontaxable	(103)	(60)	(163)
	(254)	(39)	(293)

Increase (decrease) in interest expense:
Interest-bearing demand	—	—	—
Money market savings	—	—	—
Savings deposits	4	(8)	(4)
Time deposits >$100M	(72)	(32)	(104)
Time deposits <$100M	20	(98)	(78)
Other Borrowing	(50)	(21)	(71)
	(98)	(159)	(257)
Increase (decrease) in net interest income:	$(156)	$120	$(36)

Provision and Allowance for Loan and Lease Losses

The Corporation maintains a detailed, systematic analysis and procedural discipline to determine the appropriate amount of the allowance for loan and lease losses (the “ALLL”).  The ALLL is based on estimates and is intended to be appropriate to provide for probable losses inherent in the loan portfolio.  This process involves deriving probable loss estimates that are based on individual loan loss estimation, historical loss rates and Management’s judgment.

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

The ALLL is maintained at a level believed appropriate by Management to absorb known and inherent probable losses on existing loans.  A provision for loan losses is charged to expense.  The allowance is charged for losses when Management believes that full recovery on the loan is unlikely.  Generally, the Bank charges off any loan classified as a “loss;” portions of loans which are deemed to be uncollectible; overdrafts which have been outstanding for more than 90 days; and all other unsecured loans past due 120 or more days.  Subsequent recoveries, if any, are credited to the ALLL.

Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, Management believes that the allowance is approprieate to provide for all estimated credit losses in light of all known relevant factors. At March 31, 2012 and 2011 the Bank’s allowance stood at 2.95% and 2.02% of total loans, respectively.

No provision was made to the ALLL during the three months ended March 31, 2012 compared to a provision of $1,100,000 for the same period in 2011.  No loans were charged off during the three months ended March 31, 2012 compared to $1,040,000 for the same period in 2011.  Recoveries were $3,000 and $1,000 during the three months ended March 31, 2012 and 2011, respectively.

The Bank’s net non-performing (delinquent 90 days or more and on non-accrual) loans as a percentage of total loans were 3.85% and 7.08% as of the end of March 31, 2012 and 2011, respectively.

Non-Interest Income

Total non-interest income for the three months ended March 31, 2012 was $1,158,000 compared with $1,230,000 for the same period in 2011.  The decrease of $72,000 or 5.85% was due primarily to increases of $792,000 in gain on sales of investment securities and $61,000 in income from sales and servicing of SBA loans; partially offset by a decrease of $916,000 in other income.  The decrease in other income was due primarily to decreases of $720,000 in merchant credit card discount fees, $149,000 in credit card program fees and $56,000 in gain on sale of furniture and fixtures.

The decrease in merchant credit card discount fees for the three month period ended March 31, 2012 is attributable to processing transactions during the first quarter of 2011 for the merchant accounts, substantially all of the Bank’s merchant accounts, sold to a third party in the fourth quarter of 2010 The decrease in credit card program fees is attractable to the non-renewal of a card program sponsorship agreement June 30, 2011.

Non-Interest Expense

Salary and benefits expense for the three months ended March 31, 2012 was $874,000 compared with $912,000 for the same period in 2011.  The decrease of $38,000 or 4.17% is due to a reduction of five staff positions, partially offset by the employment of Senior Vice President and Enterprise Risk Manager.

Total occupancy and equipment expense for the three months ended March 31, 2012 was $238,000 compared to $263,000 for the same period in 2011.  The decrease of $25,000 or 9.51% was due primarily to decreases of $20,000 in depreciation expense and $3,000 in rental expense.

Professional fees for the three months ended March 31, 2012 were $332,000 compared to $461,000 for the same period in 2011.  The $129,000 or 27.98% decrease was primarily due to decreases of $125,000 in audit/accounting expense, $68,000 in legal fees and $21,000 in collection expense; partially offset by an increase of $86,000 in consultancy and advisory fees.

Data processing expense for the three months ended March 31, 2012 and 2011 was $56,000.

FDIC and state assessments for the three months ended March 31, 2012 were $161,000 compared to $222,000 for the same period in 2011.  The decrease of $61,000 or 27.48% was due to a decrease in the total deposits.

Other general and administrative expenses for the three months ended March 31, 2012 totaled $307,000 compared with $1,009,000 for the same period in 2011, a decrease of $702,000, or 69.57%.  Significant changes occurred in the following categories; decreases occurred in merchant expense of $598,000, loan expense of $39,000, director fees of $24,000, information technology expense of $18,000 and bank fee expense of $11,000.

The decrease in merchant expense for the three month period ended March 31, 2012 is attributable to processing transactions during the first quarter of 2011 for the merchant accounts, substantially all of the Bank’s merchant accounts, sold to a third party in the fourth quarter of 2010 t.

OREO expenses and provision for losses on foreclosed assets for the three months ended March 31, 2012 was a credit of $138,000 compared to an expense of $326,000 during the same period in 2011.  The decrease of $464,000 was due primarily to reduced provisions for valuation allowances on foreclosed assets of $256,000 and a recovery of $212,000 on a claim under a title insurance policy.

Provision for Income Taxes

The tax provision was $1,000 for the three months ended March 31, 2012 compared to a tax provision of $59,000 for the same period in 2011.  The tax provision during the three months ended March 31, 2012 represents the minimum California annual franchise tax.

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

LOANS

Average loans represented 74.24% of average earning assets and 61.84% of average total assets for the three months ended March 31, 2012 compared with 72.56% and 59.65%, respectively, during 2011. For the three months ended March 31, 2012, average loans decreased 6.07% to $148,273,000 from $157,852,000 for the same period in 2011.  Average real estate loans decreased $6,015,000 or 5.16%, average commercial loans decreased $3,406,000, or 8.35%, average installment loans decreased $130,000, or 33.54% and average construction loans decreased $28,000, or 100.00%.

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

The Bank is the recognized leader for Small Business Administration, or SBA, lending in Monterey County.  Generally, SBA loans are guaranteed by the SBA for 75 to 85 percent of their principal amount, which can be retained in the loan portfolio or sold to investors.  Such loans are made at floating interest rates, generally with longer terms (up to 25 years) than are available on a conventional loan basis to small businesses.  The unguaranteed portion of the loans, although generally supported by collateral, is considered to be more risky than conventional commercial loans because they may be based upon credit standards the Bank would not otherwise apply, such as lower cash flow coverage or longer repayment terms.

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

The Bank has various “off-balance sheet” arrangements that might have an impact on its financial condition, liquidity, or results of operations. As of March 31, 2012 and 2011 the Bank had commitments to extend credit in the amount of $9,243,000 and $7,859,000, respectively.

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

	As of March 31,		Twelve months as of December 31,
	2012	2011	2011
Accruing, past due 90 days or more:

Real Estate	$—	$452	$—
Commercial	—	648	—
Installment	—	—	—
Other	—	—	—
Total accruing	—	1,100	—

Performing loans classified as troubled debt restructurings (TDR) not in conformity with modified term		—	162

Nonaccrual Loans:
Real Estate	3,722	4,846	4,179
Commercial	1,917	5,315	1,599
Consumer	—	—	—
Other	—	—	—
Total nonaccrual	5,639	10,161	5,778

Total nonperforming loans	5,639	11,261	5,940
Other Real Estate Owned	28,722	25,832	28,722
Total nonperforming assets	$34,361	$37,093	$34,662

Total loans end of period	$146,435	$159,033	$153,925

Performing loans classified as troubled debt restructurings (TDR) in conformity with modified term	$10,536	$—	$10,400

Ratio of nonperforming loans to total loans at end of period	3.85%	6.39%	3.86%
Ratio nonperforming assets to total loans and OREO at end of period	19.62%	20.06%	18.98%

The following table reflects the activity in the allowance for loan losses as of and for the periods indicated.

			As of the
	As of the period		Year ended
	Ended March 31,		December 31,
	2012	2011	2011
	(Dollars in thousands)
Average loans outstanding	$148,273	$157,852	$155,710

Total loans outstanding at end of the period	$146,435	$159,033	$153,925

Allowance, beginning of period	4,320	3,159	3,159

Loans charged off during period:
Commercial	—	242	3,207
Consumer	—	100	113
Real Estate	—	698	3,378
Other	—	—	5
Total charge offs	—	1,040	6,703

Recoveries during period:
Commercial	—	1	3
Consumer	—	—	1
Real Estate	2	—	—
Other	1	—	—
Total recoveries	3	1	4

Net Loans charged off during the period	(3)	1,039	6,699

Additions to allowance for possible loan losses	—	1,100	7,860

Allowance, end of period	$4,323	$3,220	$4,320

Ratio of net loans charged off to average loans outstanding during the period	0.00%	0.66%	4.30%

Ratio of allowance to total loans at end of period	2.97%	2.02%	2.81%

Ratio of nonperforming loans to allowance for loan losses at end of period	130.44%	349.72%	137.52%

The following table provides a breakdown of the allowance for loan losses by categories as of the dates indicated:

	March 31, 2012		December 31, 2011
	(Dollars in thousands)
	Amount	Percent of Loans in Catergory to Total Loans	Amount	Percent of Loans in Catergory to Total Loans
Commercial	$1,853	21.18%	$1,936	19.69%
Construction and Land	158	7.17%	144	5.89%
Real Estate	2,195	70.84%	2,184	73.71%
Consumer	2	0.13%	28	0.14%
Other	14	0.68%	13	0.57%
Unallocated	101	N/A	15	N/A
Total	$4,323	100%	$4,320	100%

Deposits

Average interest bearing and non-interest-bearing deposits for the three months ended March 31, 2012 were $197,821,000 a decrease of 3.82% compared with the same period in 2011.  Average certificates of deposit represented 65.83% of average deposits for the three months ended March 31, 2012 compared with 68.45% for the same period in 2011.  Average interest-bearing checking, money market and savings accounts as a group were 17.48% of average deposits for the three months ended March 31, 2012 compared with 14.13% for the same period in 2011.  Average non-interest bearing deposits represented 16.69% of average deposits for the three months ended March 31, 2012 compared with 17.42% for the same period in 2011.

The following table sets forth the scheduled maturities of the Corporation’s time deposits in denominations of $100,000 or greater at March 31, 2012:

Maturities of Time Deposits of $100,000 or more

(Dollars in thousands)

Three months or less	$7,758
Over three months through six months	7,842
Over six months through twelve months	10,600
Over twelve months	20,188
$46,388

Borrowings

The Corporation has a line of credit with BMO Harris Bank N.A., as successor to M & I Marshall & Ilsley Bank, in the amount of $3,000,000, at a floating interest rate based on the one-month LIBOR rate plus 3.75%, with a floor rate of 6.50% and a maturity date of October 31, 2011. The line of credit is secured by a pledge of 100% of the common stock issued by the Bank. At March 31, 2012, $2,700,000 was outstanding on the line of credit.  At March 31, 2012 accrued and unpaid interest totaled $74,000.  Management is in discussion with BMO Bank regarding a forbearance of principal and interest payments until 2013 or settlement of the debt from proceeds of a capital raise.

The loan agreement contains covenants requiring the Bank to maintain certain financial ratios. At March 31, 2012 the Bank did not satisfy the following covenants:

Finanical Covenant	Required	Actual

Capital Raios:

Tier 1 Leverage Ratio	>=9.00%	5.96%
Total Risk-Based Capital Ratio	>=12.00%	9.55%

Non-Performing Assets to Tangible Capital plus Loan Loss Reserve	<115.00%	165.79%

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

The Bank has lines of credit from the Federal Reserve Bank of San Francisco and the Federal Home Loan Bank (“FHLB”) of San Francisco with remaining available borrowing capacity on March 31, 2012 of $7,321,000 and $9,079,000, respectively.  The Federal Reserve Bank discount window line is secured by a portion of the Bank’s investment securities at March 31, 2012.  At March 31, 2012, the total book value of securities pledged to the Federal Reserve Bank was $8,153,000 with no outstanding loan balance.  The Federal Home Loan Bank line of credit has a maximum borrowing capacity of 15% of the Bank’s total assets, adjusted quarterly.  The Federal Home Loan Bank line of credit is secured by a certain of the Bank’s real estate secured loans at March 31, 2012.  Additionally the line of credit is secured by a blanket lien on the Bank’s loan portfolio.  The total principal balance at March 31, 2012 of the specifically pledged loans at the Federal Home Loan Bank was $47,633,000.

The following table provides information on six FHLB advances outstanding at March 31, 2012.

		Funding	Maturity
Amount	Rate	Date	Date
$5,000,000	5.21%	7/30/07	7/30/12
3,000,000	4.85%	10/1/07	10/1/12
4,000,000	0.87%	1/31/11	1/31/13
5,000,000	1.75%	3/15/10	3/15/13
5,000,000	5.01%	9/18/07	9/18/14
1,000,000	7.72%	6/1/00	6/3/30
$23,000,000

Capital Resources

The Corporation and the Bank maintain capital to comply with legal requirements, to provide a margin of safety for the Bank’s depositors, and to provide for future growth and the ability to pay dividends.  At March 31, 2012, consolidated shareholders’ equity was $4,094,000 versus $3,596,000 at December 31, 2011.  The Corporation paid no cash dividends to shareholders for the three months ended March 31, 2012 and for the year ended December 31, 2011.  The Bank paid no cash dividends to the Corporation for the three months ended March 31, 2012 and for the year ended December 31, 2011.  The Bank is currently prohibited from paying, and the Corporation has agreed not to accept, cash dividends from the Bank absent prior regulatory authorization to do so.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Bank regulators may also impose higher capital requirements through the imposition of formal and informal regulatory actions.  For example, the Bank is required under the terms of regulatory orders it became subject to in 2010 to maintain a Tier 1 leverage ratio and a Total Risk-Based capital ratio of 9% and 12% respectively, which is higher than the minimum capital required to be “well capitalized.”  At March 31, 2012 the Bank’s leverage ratio was 5.96%, less than the 9% required by the regulatory order, while its Total Risk-Based capital ratio was 9.55%, less than the 12% required by the regulatory order.

In general, the risk-based capital guidelines provide detailed definitions of which obligations will be treated as capital, and assign different weights to various assets and off-balance sheet items, depending upon the perceived degree of credit risk associated with each asset.  Each asset is assigned to one of four risk-weighted categories.  For example, 0 percent for cash and unconditionally guaranteed government securities; 20 percent for deposits with other banks and Fed Funds; 50 percent for state bonds and certain residential real estate loans; and 100 percent for commercial loans and other assets.  Capital is categorized as either Tier 1 capital, consisting of common shareholders equity, qualifying perpetual preferred stock to certain limits, minority interests in equity accounts of consolidated subsidiary and trust preferred securities to certain limits, less goodwill and other intangibles, or Tier 2 capital, which consist of supplementary capital including allowance for possible credit losses to certain limits, certain preferred stock, eligible subordinated debt, and other qualifying instruments.  The guidelines also define and set minimum capital requirements (risk-based capital ratios). All banks are required to maintain Tier 1 capital of at least 4% and total capital of 8% of risk-adjusted assets.  However, as a result of the regulatory orders, the Bank is required to maintain a minimum Total Risk-Based capital ratio of 12.0%.  The Bank had a Tier 1 capital to total risk-adjusted assets capital ratio of 8.33% and 12.29% at March 31, 2012 and 2011, respectively.  The Bank’s Tier 1 capital exceeds the minimum regulatory requirement by $3,861,000.  The Bank had a Total Risk-Based capital to risk-adjusted assets ratio of 9.55% and 13.54% at March 31, 2012 and 2011, respectively.  The Bank’s Total Risk-Based capital at March 31, 2012 represents a shortfall of $4,109,000 from the amount required by the regulatory order.

The Tier 1 leverage capital ratio guidelines require a minimum leverage capital ratio of 4.0% of Tier 1 capital to total assets less goodwill.  However, as a result of the regulatory orders, the Bank is required to maintain a minimum leverage capital ratio of 9.0%.  The Bank had a leverage capital ratio of 5.96% and 8.98% at March 31, 2012 and 2011, respectively.    The Bank’s Tier 1 capital at March 31, 2012 represents a shortfall of $7,280,000 from the amount required by the regulatory order.

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

The Board of Directors has undertaken a review of the qualifications and experience of individuals serving in key management positions.  As a result of this review the Board of Directors has initiated a search for a qualified individual to be hired to serve as President of the Bank, relieving the Chief Executive Officer of a portion of his heavy workload.  The Bank has hired a qualified individual to serve as Chief Lending Officer in replacement of the Bank’s former Chief Lending Officer who resigned on February 28, 2011.

2.                    Develop and adopt a capital plan that complies with the FDIC’s Statement of Policy on Risk-Based Capital contained in Appendix A to Part 325 of the FDIC’s rules and regulations in order to maintain Tier 1 capital in such an amount to ensure that the Bank’s leverage ratio equals or exceeds 9% and the Bank’s total risk-based capital ratio equals or exceeds 12%.

The Bank has developed a capital plan that it believes complies with the FDIC’s Statement of Policy on Risk-Based Capital contained in Appendix A of Part 325 of the FDIC’s rules and regulations to ensure that the Bank’s leverage ratio equals or exceeds 9% and the Bank’s total risk-based capital ratio equals or exceeds 12%.  This capital plan was approved by the Board on October 28, 2010.  The Bank’s total risk-based capital ratio was 9.55% at March 31, 2012, which was below the required 12%.  The Bank’s leverage capital ratio was 5.96% at March 31, 2012, which was below the required 9%.  The Bank is in the process of implementing its capital plan.  Appropriate actions or combinations of actions may include raising additional capital, reducing the Bank’s assets through sales of branch offices, loans or other real estate owned, merger with another financial institution or sale of the Bank.

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

The ALLL policy has been reviewed and revised to ensure the determination of the appropriate level of the ALLL, including documenting the analysis according to the standards set forth in the applicable policy guidelines of the FDIC.  The revised policy was approved by the Board on October 14, 2010.  The Board continues to review the ALLL on at least a quarterly basis to ensure it is at an appropriate level.  The policy is under review by the newly appointed Chief Lending Officer and will be presented to the Board of Directors for approval.

8.                    Develop or revise, adopt, and implement a written lending and collection policy to provide effective guidance and control over the Bank’s lending functions in accordance with the requirements of the order.

The Bank’s written lending and collection policy has been revised and the Bank believes that it provides effective guidance and control over the Bank’s lending functions.  The revised policy was approved by the Board on October 28, 2010.  Additional revisions were approved by the Board on March 9, 2011.  The policy is under review by the newly appointed Chief Lending Officer and as segments of the policy are updated they are presented to the Board of Directors for approval.

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

The Bank believes it is in compliance with the FDIC’s rules and regulations relating to brokered deposits and has formulated and submitted to the FDIC a written plan to eliminate its reliance on brokered deposits.  The plan was approved by the Board on October 28, 2010 and was submitted to the FDIC on October 29, 2010.  The Bank’s total brokered deposits have been reduced to $6 million from $64 million.

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

The Bank filed the required progress reports with the FDIC & CDFI on October 30, 2010, January 31, 2011, April 30, 2011, July 29, 2011, October 27, 2011, January 27, 2012 April 27, 2012.

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

The Bank submitted the name and qualifications of the independent accounting firm to the FDIC Regional Director for non-objection which was received on December 6, 2010. The restitution plans were submitted to the FDIC Regional Director for review and approval on November 29, 2010. On April 4, 2011 the Bank received approval from the FDIC for one of the restitution plans.  The Bank completed implementation of this plan on May 2, 2011.  For the remaining restitution plan, the FDIC requested that the Bank make certain revisions to the plan.  The Bank resubmitted a revised plan to the FDIC Regional Director on April 18, 2011 for his review and approval.  On June 7, 2011 the Bank received approval from the FDIC for the revised restitution plan.  The Bank completed implementation of this plan on July 6, 2011.  The Bank recorded the $1.5 million expense for the restitution payments in the third quarter of 2010.  Under the approved restitution plans checks totaling $862,000 were issued to cardholders.  The excess restitution payment funds of $638,000 were reversed after the Certified Public Accounting hired to review the Bank’s compliance with the restitution plans issued its agreed upon procedures report indicating it found no exceptions.

10.             Furnish written progress reports to the FDIC detailing the form and manner of any actions taken to secure compliance with the Order and provide a description of the Order to the Bank’s shareholders in conjunction with the Bank’s next shareholder communication and also in conjunction with the Bank’s notice or proxy statement preceding the next shareholder meeting.

The initial progress report was provided to the FDIC on October 29, 2010. The Bank was exempted from filing the progress report due January 30, 2011 since the FDIC performed an onsite visitation during December 2010 to monitor the Bank’s progress in complying with the orders. The Bank provided progress reports to the FDIC on April 30, 2011, July 28, 2011 and January 27, 2012.  The Bank was exempted from the quarterly report due October 30, 2011 due to a recently completed Compliance Examination.

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

The Corporation provided the Bank with a capital injection of $400,000 on December 31, 2011 in order to enhance the Bank’s capital.

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

The Corporation has filed the required progress reports with the Federal Reserve Bank of San Francisco on January 30, 2011, April 30, 2011, July 28, 201, October 26, 2011 and January 27, 2012.

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

For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers.  In the ordinary course of the Bank’s business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings.  In addition, the Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $33,595,000, based on collateral pledged to secure the line of credit.  The Bank’s maximum borrowing capacity, subject to collateralization is 15 percent of the Bank’s total assets as reported in the most recent quarterly Consolidated Reports of Condition and Income for a bank with Domestic Offices Only.  At March 31, 2012, $9,079,000 in excess collateral was pledged.  The Bank has a borrowing line with the Federal Reserve Bank of San Francisco secured a portion of the Bank’s securities, with available borrowing of $7,321,000 at March 31, 2012.

As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to at least 25 percent of total assets (“total liquidity”). Additionally the Bank maintains secondary sources of liquidity (borrowing lines from other institutions) equal to at least an additional 10 percent of assets.  Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing.  The Bank’s total liquidity at March 31, 2012 and 2011 was 21.90% and 24.06%, respectively, while its average loan to average deposit ratio for such years was 74.95% and 76.75%, respectively.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors.  Additionally, deposits on which a financial institution pays an interest rate significantly higher than prevailing rates are considered to be brokered deposits.  Federal law and regulation restricts banks from soliciting or accepting brokered deposits, unless the bank is well capitalized under Federal guidelines.  The Bank had $6,091,000 in brokered deposits at March 31, 2012 compared with $31,187,000 in brokered deposits at March 31, 2011.  The Corporation continues to reduce its reliance on brokered deposits by not opening or renewing any deposits classified as brokered.

Deferral of Interest Payments on Trust Preferred Securities

The Corporation has exercised its rights in accordance with Section 2.11 Extension of Interest Payment Period of the Indentures dated March 27, 2003 for Northern California Bancorp, Inc. Trust I and November 3, 2003 for Northern California Bancorp, Inc. Trust II to

defer interest payments for an undetermined period of time, not to exceed twenty (20) consecutive quarterly payments.  The deferral of interest payments on Northern California Bancorp, Inc. Trust I was effective with the October 7, 2009 interest payment.  The accrued and unpaid interest totaled $328,000 and $297,000 at March 31, 2012 and December 31, 2011, respectively.  The deferral of interest payments on Northern California Bancorp, Inc. Trust II was effective with the November 8, 2009 interest payment.  The accrued and unpaid interest totaled $457,000 and $411,000 at March 31, 2012 and December 31, 2011, respectively.

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model which calculates the effect on earnings of changes in the Fed Funds rate.  The model converts a Fed Funds rate change into rate changes for each major class of asset and liability, then simulates the Bank’s net interest margin based on the Bank’s actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.  The following table shows the effect on net interest income of various rate shocks, expressed in basis points, at March 31, 2012.  The table includes one projection for a decrease in rates, as the Federal Funds target rate is currently between 0% and 0.25%.

Rate Shock Change in Basis Points	Percent Change in Net Interest Income
-25	-0.3%
100	2.3%
200	4.7%
300	6.8%
400	8.9%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives.  The likelihood of achieving such objections is affected by limitations inherent in disclosure controls and procedures.  These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process

(b) Changes in Internal Controls:  The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended March 31, 2012 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

On March 8, 2012 Biotab Nutraceuticals, Inc. (Biotab) filed a complaint in Orange County Superior Court against Monterey County Bank (“MCB”).  The complaint asserts claims of breach of contract, common counts, and requests and accounting in connection with MCB’s alleged refusal to pay what Biotab claims are surplus amounts in its reserve accounts.  The complaint seeks damages in excess of $1,109,000, which is the amount that Biotab estimates is held by MCB as reserves, interest at the rate of 10% per year since November 14, 2004, and attorneys’ fees according to proof at trial.

In response to Biotab’s complaint, MCB has filed its own cross-complaint asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, deceit, and declaratory judgment against both Biotab and its principal, who personally guaranteed Biotab’s performance under the Merchant Processing Agreement.  The cross-complaint asserts that Biotab fraudulently concealed that it was processing transactions for products covered by the Merchant Processing Agreement elsewhere, thereby, triggering its obligations to make monthly minimum payments, and that Biotab represented that it was engaged in the health supplements business and was complying with all applicable laws, when, in fact, Biotab failed to disclose that it was using pornography to promote its male enhancement products and that it was also allegedly engaged in illegal conduct. The cross complaint seeks to recover the outstanding monthly minimum fees, punitive and/or exemplary damages, costs and attorneys’ fees, as well as, a declaration that MCB is entitled to hold amounts that Biotab maintains in any account as MCB reserves under the Merchant Processing Agreement.

Although the amount of any ultimate liability with respect to the proceedings described above cannot be determined, in the opinion of management, any such liability will not have a material effect on the consolidated financial position of the Corporation and its subsidiary.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable

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

101*

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, are formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (unaudited), (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (unaudited); (iii) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

*                 This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN CALIFORNIA BANCORP, INC.

Date: May 22, 2012	By:	/s/ Charles T. Chrietzberg, Jr.
Charles T. Chrietzberg, Jr.
Chairman of the Board &
Chief Executive Officer

Date: May 22, 2012	By:	/s/ Bruce N. Warner
Bruce N. Warner
Chief Financial Officer and
Principal Accounting Officer